Form 10-Q
period 2000-08-14
STILWELL FINANCIAL INC
filed 2000-08-14
CIK 1065865

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         for the transition period from to

                         COMMISSION FILE NUMBER 001-15253

                               STILWELL FINANCIAL INC.

                 (Exact name of Company as specified in its charter)


             DELAWARE                                        43-1804048
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


920 MAIN STREET, 21ST FLOOR, KANSAS CITY, MISSOURI                       64105
   (Address of principal executive offices)                          (Zip Code)


                                (816) 218-2400
                 (Company's telephone number, including area code)


                                  NO CHANGES
                (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]              No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                   OUTSTANDING AT JULY 31, 2000
------------------------------------------------------------------------------

COMMON STOCK, $.01 PER SHARE PAR VALUE                    224,561,456 SHARES
------------------------------------------------------------------------------

                             STILWELL FINANCIAL INC.

                                    FORM 10-Q

                                  JUNE 30, 2000

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

     Introductory Comments                                                   1

     Consolidated Condensed Balance Sheets -
         December 31, 1999 and June 30, 2000                                 2

     Consolidated Condensed Statements of Income -
         Three and Six Months Ended June 30, 1999 and 2000                   3

     Computation of Basic and Diluted Earnings per Common Share and
                  Pro Forma Diluted Earnings per Common Share                3

     Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 30, 1999 and 2000                             4

     Consolidated Condensed Statements of Changes in Stockholders' Equity -
         Year Ended December 31, 1999 and Six Months Ended June 30, 2000     5


     Notes to Consolidated Condensed Financial Statements                    6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

           CONDITION AND RESULTS OF OPERATIONS                              12

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK       22


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                23

ITEM 2.    CHANGES IN SECURITIES                                            23

ITEM 5.    OTHER INFORMATION                                                23

     Stockholder Proposals                                                  23

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 24


SIGNATURES                                                                  25
----------

                             STILWELL FINANCIAL INC.

                                    FORM 10-Q

                                  JUNE 30, 2000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Stilwell Financial Inc. (the "Company" or "Stilwell"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in an Information Statement filed with the Company's Registration
Statement on Form 10 dated June 15, 2000 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year 2000.

                             STILWELL FINANCIAL INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE INFORMATION)
                                   (UNAUDITED)

                                                                          December 31,            June 30,
                                                                              1999                   2000
                                                                         ---------------        ---------------
ASSETS
Current assets:

 Cash and cash equivalents                                                $    324.1            $     443.5
 Accounts receivable                                                           155.7                  211.3
 Investments in advised funds                                                   23.9                   31.4
 Other current assets                                                           21.3                   42.5
                                                                         ---------------        ---------------
         Total current assets                                                  525.0                  728.7

Investments held for operating purposes                                        474.1                  502.4
Property and equipment (net of $45.3 and $60.3 accumulated
    depreciation and amortization, respectively)                                70.4                  128.7
Intangibles and other assets, net                                              162.0                  198.5
                                                                         ---------------        ---------------
         Total assets                                                     $  1,231.5            $   1,558.3
                                                                         ---------------        ---------------
                                                                         ---------------        ---------------
LIABILITIES AND

    STOCKHOLDERS' EQUITY
Current liabilities:

 Accounts payable                                                         $     23.2            $      20.9
 Accrued compensation and benefits                                              80.9                   95.0
 Federal income taxes payable to
    Kansas City Southern Industries, Inc.                                       22.3                   22.5
 Deferred income taxes                                                           0.4                   14.0
 Other accrued liabilities                                                      35.7                   57.7
                                                                         ---------------        ---------------
       Total current liabilities                                               162.5                  210.1

Other liabilities:
 Deferred income taxes                                                         151.8                  174.9
 Other liabilities                                                              45.3                   46.8
                                                                         ---------------        ---------------
       Total liabilities                                                       359.6                  431.8
                                                                         ---------------        ---------------

MINORITY INTEREST in consolidated subsidiaries                                  57.3                   84.7
                                                                         ---------------        ---------------

Stockholders' equity (Note 3):
  Preferred stock ($1.00 par, 10,000,000 shares
    authorized, none issued)
 Common stock ($0.01 par, 1,000,000,000 shares authorized,
    222,999,786 shares issued)                                                                          2.2
 Additional paid-in capital                                                                           104.6
 Net investment by Kansas City Southern Industries, Inc.                       106.8
 Retained earnings                                                             598.9                  823.9
 Accumulated other comprehensive income                                        108.9                  111.1
                                                                         ---------------        ---------------
       Total stockholders' equity                                              814.6                1,041.8
                                                                         ---------------        ---------------
       Total liabilities and stockholders' equity                         $  1,231.5            $   1,558.3
                                                                         ---------------        ---------------
                                                                         ---------------        ---------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              STILWELL FINANCIAL INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE INFORMATION)
                                   (UNAUDITED)

                                                                 Three months                         Six months
                                                                ended June 30,                      ended June 30,
                                                         -----------------------------        ----------------------------
                                                              1999            2000                1999             2000
                                                         ------------     ------------        ------------    ------------
REVENUES:

     Investment management fees                            $ 230.8         $ 462.7             $ 421.9          $ 912.6
     Shareowner servicing fees                                45.0            85.8                81.9            169.4
     Other                                                     6.4            14.5                11.7             26.1
                                                         ------------    ------------        ------------     ------------
             Total                                           282.2           563.0               515.5          1,108.1
                                                         ------------    ------------        ------------     ------------

OPERATING EXPENSES:

     Compensation                                             76.1           124.1               135.9            249.0
     Marketing and promotion                                  19.3            25.9                35.6             54.7
     Alliance and third party administrator fees              31.7            81.4                56.0            153.7
     Depreciation and amortization                             7.9            19.9                14.7             35.5
     Other                                                    31.7            55.9                60.6            114.5
                                                          ------------    ------------        ------------     ------------
          Total                                              166.7           307.2               302.8            607.4
                                                          ------------    ------------        ------------     ------------

OPERATING INCOME                                             115.5           255.8               212.7            500.7

Equity in earnings of unconsolidated affiliates               11.3            15.8                22.5             34.6
Interest expense - Kansas City Southern

   Industries, Inc.                                           (0.7)                               (1.7)            (0.7)
Interest expense - third parties                                              (1.3)                                (3.2)
Gain on litigation settlement                                                                                      44.2
Gain on sale of Janus Capital Corporation

   common stock                                                                                                    15.1
Other, net                                                     4.3            11.5                 9.2             21.4
                                                         ------------    ------------        ------------     ------------
          Income before taxes and minority interest          130.4           281.8               242.7            612.1

Income tax provision                                          46.8           102.3                86.9            216.6
Minority interest in consolidated earnings                    12.7            27.8                23.9             55.1
                                                         ------------    ------------        ------------     ------------

NET INCOME                                                 $  70.9         $ 151.7             $ 131.9          $ 340.4
                                                         ------------    ------------        ------------     ------------
                                                         ------------    ------------        ------------     ------------

PER SHARE DATA (NOTES 3 AND 4):

    Weighted Average Common shares

       Outstanding (in thousands)                          223,000         223,000             223,000          223,000

    Basic Earnings per share                               $  0.32         $  0.68             $  0.59          $  1.53
    Diluted Earnings per share                             $  0.31         $  0.67             $  0.58          $  1.50


PRO FORMA PER SHARE DATA (NOTES 3 AND 4):

    Diluted Common shares

       Outstanding (in thousands)                          231,067         231,067             231,067          231,067

    Diluted Earnings per share                             $  0.30         $  0.64             $  0.56          $  1.45


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            STILWELL FINANCIAL INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                       Six months ended June 30,
                                                                                  -------------------------------------
                                                                                         1999                  2000
                                                                                  ---------------        --------------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:

    Net income                                                                       $   131.9               $  340.4
    Adjustments to net income:
       Depreciation and amortization                                                      14.7                   35.5
       Deferred income taxes                                                              11.1                   27.9
       Minority interest in consolidated earnings                                         23.9                   55.1
       Equity in undistributed earnings of unconsolidated affiliates                     (22.3)                 (34.6)
       Gain on sale of Janus Capital Corporation common stock                                                   (15.1)
       Employee deferred compensation                                                     (1.3)                   2.8
    Deferred commissions                                                                 (17.7)                 (54.7)
    Changes in other assets                                                                4.0                   (9.0)
    Changes in working capital items:
       Accounts receivable                                                               (32.1)                 (55.6)
       Other current assets                                                               (3.3)                  (3.8)
       Accounts payable and accrued compensation and benefits                             27.7                   11.8
       Federal income taxes payable and other accrued liabilities                          3.5                   29.3
    Other, net                                                                            (0.9)                  (2.0)
                                                                                    --------------         --------------
         Net operating                                                                   139.2                  328.0
                                                                                    --------------         --------------

INVESTING ACTIVITIES:

    Property acquisitions                                                                (17.6)                 (75.8)
    Investments in and loans with affiliates                                             (17.2)                  (3.0)
    Sale of investments in advised funds                                                   1.1                   11.8
    Purchase of investments in advised funds                                              (0.1)                 (17.6)
    Proceeds from sale of investments                                                                             6.9
    Other, net                                                                             4.0                    1.5
                                                                                    --------------         --------------
         Net investing                                                                   (29.8)                 (76.2)
                                                                                    --------------         --------------

FINANCING ACTIVITIES:

    Change in long-term debt - Kansas City Southern
        Industries, Inc.                                                                 (16.6)
    Repayment of long-term debt - third parties                                                                (125.0)
    Amounts treated as transfers from (dividends to)
    Kansas City Southern Industries, Inc., net                                           (73.2)                   6.4
    Distributions to minority interest                                                   (26.1)                 (16.9)
    Other, net                                                                            (2.4)                   3.1
                                                                                    --------------         --------------
         Net financing                                                                  (118.3)                (132.4)
                                                                                    --------------         --------------

CASH AND CASH EQUIVALENTS:

    Net increase (decrease)                                                               (8.9)                 119.4
    At beginning of year                                                                 138.5                  324.1
                                                                                    --------------         --------------
    At end of period                                                                 $   129.6               $  443.5
                                                                                    --------------         --------------
                                                                                    --------------         --------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                               STILWELL FINANCIAL INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                          Net                          Accumulated
                                                                      investment                         other
                                                                       by Kansas                       comprehensive
                                                     Additional           City                           income            Total
                                      Common          paid-in           Southern        Retained                       stockholders'
                                       Stock          capital         Industries,       earnings                          equity
                                                                          Inc.
                                    ------------    --------------    -------------     -----------    ------------    -------------
BALANCE AT

  DECEMBER 31, 1998                 $      -        $      -          $     106.8        $ 358.5       $    74.9        $  540.2

   Comprehensive income:
     Net income                                                                            313.1
     Net unrealized gain
       on investments                                                                                       39.3
     Less:  reclassification
           adjustment for
           gains included in
           net income                                                                                       (4.4)
     Foreign currency

      translation adjustment                                                                                (0.9)
   COMPREHENSIVE INCOME                                                                                                    347.1
   Dividends to
     Kansas City Southern

     Industries, Inc., net                                                                 (72.7)                          (72.7)
                                    ------------    --------------    -------------     -----------    ------------    -------------

BALANCE AT

  DECEMBER 31, 1999                       -                -                106.8          598.9           108.9           814.6
   Comprehensive income:
     Net income                                                                            340.4
     Net unrealized gain
       on investments                                                                                        5.9
     Less:  reclassification
           adjustment for
           gains included in
           net income                                                                                       (1.1)
     Foreign currency

      translation adjustment                                                                                (2.6)
   COMPREHENSIVE INCOME                                                                                                    342.6
   Dividends to
     Kansas City Southern

     Industries, Inc., net                                                                (115.4)                         (115.4)
   222,999.786 - to - 1 stock
     split (Note 3)                       2.2                                (2.2)                                           -
   Stock dividend by
     Kansas City Southern
     Industries, Inc.

     (Note 3)                                            104.6             (104.6)                                           -
                                    ------------    --------------    -------------     -----------    ------------    -------------

BALANCE AT

  JUNE 30, 2000                     $      2.2      $    104.6        $          -       $ 823.9       $   111.1       $ 1,041.8
                                    ------------    --------------    -------------     -----------    ------------    -------------
                                    ------------    --------------    -------------     -----------    ------------    -------------

The accompanying notes are an integral part of these consolidated condensed financial statements.
                                                                          Page 5

                             STILWELL FINANCIAL INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the management of Stilwell Financial Inc. (the "Company" or "Stilwell"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 1999 and June 30, 2000, the results of operations for the three and six months ended June 30, 1999 and 2000, and cash flows for the six months ended June 30, 1999 and 2000.

The primary entities comprising Stilwell as of June 30, 2000 were: Janus Capital Corporation ("Janus"), an approximate 81.5% owned subsidiary; Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary; Berger LLC, of which SMI owns 100% of the preferred limited liability interests and approximately 86% of the regular limited liability interests; Nelson Money Managers Plc ("Nelson"), an 80% owned subsidiary; DST Systems, Inc. ("DST"), an equity investment in which SMI holds an approximate 32% interest; and various other subsidiaries and equity investments. Janus is the principal business comprising Stilwell, representing 97% of assets under management at June 30, 2000 and 96% of revenues and 88% of the ongoing net income for the six months ended June 30, 2000. Stilwell's businesses offer a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals.

2. The accompanying consolidated condensed financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements for the year ended December 31, 1999 that are presented in an Information Statement included as an exhibit to the Company's Registration Statement on Form 10 dated June 15, 2000 ("Information Statement"). Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year 2000.

Within these consolidated condensed financial statements and accompanying notes, historical transactions and events involving the financial services segment of Kansas City Southern Industries, Inc. ("KCSI"), which is now Stilwell, are discussed as if Stilwell were the entity involved in the transaction or event, unless otherwise indicated. In addition, intercompany transactions between Stilwell and KCSI during the periods covered herein are reflected as dividends to or transfers from KCSI.

3. On June 14, 2000, the KCSI Board of Directors approved the spin-off of its wholly-owned financial services subsidiary, Stilwell, to KCSI's common stockholders. Stilwell received approval to have its common stock listed on the New York Stock Exchange under the symbol "SV". On July 12, 2000, the spin-off was completed through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 (the "Spin-off"). Stockholders of record received two shares of Stilwell common stock for every one share of KCSI common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786. Immediately prior to the Spin-off, the Stilwell Board of Directors ("Stilwell Board") declared a 222,999.786-to-1 stock split effected in the form of a stock dividend to provide a sufficient number of shares for the Spin-off. All share and per share information has been restated to reflect this stock split, as has the stockholders' equity information as of June 30, 2000. Additionally, the Stilwell Board changed the par value of Stilwell common stock to $0.01 and increased the number of common shares authorized to 1,000,000,000. The Stilwell Board also authorized 10,000,000 shares of blank series $1.00 par Preferred Stock, none of which has been issued.
                                                                          Page 6

As previously disclosed, on July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") which states that for United States federal income tax purposes the Spin-off qualifies as a tax-free distribution under
Section 355 of the Internal Revenue Code of 1986, as amended. Additionally in February 2000, KCSI received a favorable supplementary tax ruling from the IRS which states that the assumption of $125 million of KCSI indebtedness by Stilwell (see Note 7) has no effect on the previously issued tax ruling.

4. Because the Spin-off was completed on July 12, 2000, there were no Stilwell stock options or other potentially dilutive securities outstanding as of June 30, 2000. Accordingly, the number of shares of Stilwell common stock outstanding
- after consideration of the stock split discussed in Note 3 - for purposes of computing Basis and Diluted earnings per share were the same. In conjunction with the Spin-off, Stilwell issued 16,698,302 stock options for Stilwell common stock to holders of KCSI stock options. To provide a basis for comparison to future periods' earnings per share, pro forma diluted earnings per share information is presented for the three and six months ended June 30, 1999 and 2000. The number of dilutive shares used in the pro forma computation was derived by adding the net number of Stilwell shares issuable upon the assumed exercise of options as of June 30, 2000 to the actual number of shares outstanding following the stock split and Spin-off (approximately 223 million). The total incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share was 8,067,093 for the three and six month periods ended June 30, 1999 and 2000.

The only adjustments that currently affect the numerator of the Company's diluted earnings per share and pro forma diluted earnings per share computations include potentially dilutive securities at subsidiaries and affiliates. These adjustments totaled $1.0 million and $1.8 million for the three and six month periods ended June 30, 1999, respectively, and $2.7 million and $5.0 million for the three and six month periods ended June 30, 2000, respectively.

5. Investments in unconsolidated affiliates accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. The Company's approximately 32% equity interest in DST was its primary equity investment at June 30, 2000.

Combined condensed financial information for DST is shown below:

                                                                 December 31, 1999          June 30, 2000
                                                              -----------------------    ------------------

        Percentage ownership                                              32%                      32%
        Carrying value                                            $     470.2              $     500.7
        Equity in DST net assets                                  $     470.2              $     500.7
        Fair market value (a)                                     $   1,547.7              $   1,544.7

        FINANCIAL CONDITION:

          Current assets                                          $     464.5              $     473.6
          Non-current assets                                          1,861.8                  1,952.0
                                                                 ----------------        ------------------
              Total assets                                        $   2,326.3              $   2,425.6
                                                                 ----------------        ------------------
                                                                 ----------------        ------------------

          Current liabilities                                     $     285.8              $     268.1
          Non-current liabilities                                       576.9                    608.4
          Stockholders' equity                                        1,463.6                  1,549.1
                                                                 ----------------        ------------------
              Total liabilities and

                stockholders' equity                              $   2,326.3              $   2,425.6
                                                                 ----------------        ------------------
                                                                 ----------------        ------------------

                                                            Three months                          Six months
                                                           ended June 30,                       ended June 30,
                                                  ---------------------------------     --------------------------------
                                                      1999               2000                1999            2000 (b)
                                                  --------------     --------------     ---------------    -------------
        OPERATING RESULTS:

           Revenues                                 $   305.3          $   337.0          $   603.7         $   677.4
           Costs and expenses                       $   253.9          $   272.9          $   502.4         $   549.6
           Net income                               $    33.4          $    47.2          $    67.0         $   103.4

(a)    Based on DST's closing price on the New York Stock Exchange.
(b) Net income includes after-tax gains of approximately $14.6 million from settlement of litigation with a former DST equity affiliate and sales of marketable securities.

6. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with an initial maturity of generally three months or less, including investments in money market mutual funds that are managed by Janus, to be cash equivalents. Janus' investments in its money market mutual funds are generally used to fund operations and pay dividends. Pursuant to contractual arrangements between Stilwell and certain Janus minority stockholders, Janus has distributed at least 90% of its net income to its stockholders each year.

        SUPPLEMENTAL CASH FLOW INFORMATION (IN MILLIONS):

                                                           Six months
                                                         ended June 30,
                                                         --------------
                                                    1999                 2000
                                                 ----------           ----------
        Interest paid                            $      0.9           $      2.4
        Income taxes paid to KCSI                $     52.3           $    174.7

NONCASH INVESTING AND FINANCING ACTIVITIES:

Company subsidiaries and affiliates hold various investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). The Company records its proportionate share of any FAS 115 unrealized gains or losses related to these investments, net of deferred income taxes, in stockholders' equity as accumulated other comprehensive income. For the three and six month periods ended June 30, 1999, the Company recorded its proportionate share of the gain in market value of these investments of $29.6 million and $29.4 million, respectively, ($18.0 million and $17.9 million, respectively, net of deferred income taxes). For the three and six month periods ended June 30, 2000, the Company recorded its proportionate share of the gain in market value of these investments from December 31, 1999 of $1.6 million and $9.6 million, respectively, ($0.9 million and $5.9 million, respectively, net of deferred income taxes).

Similar to the FAS 115 unrealized gains or losses, foreign currency translation adjustments affect accumulated other comprehensive income. Accumulated other comprehensive income declined as a result of foreign currency translation adjustments by $0.8 million and $1.8 million for the three and six months ended June 30, 1999, respectively, and $2.0 million and $2.6 million for the three and six months ended June 30, 2000, respectively. Taking into consideration these FAS 115 and foreign currency translation adjustments, the Company reported comprehensive income of $87.9 million and $147.8 million for the three and six months ended June 30, 1999, respectively, and $150.8 million and $342.6 million for the three and six months ended June 30, 2000, respectively.

During the six months ended June 30, 2000, Stilwell recorded approximately $3.2 million directly to stockholders' equity representing Stilwell gains resulting from issuances of stock by Janus. The shares issued by Janus were available as a result of repurchases from stockholders. Stilwell had previously recognized gains (in its Statement of Income) relating to these shares upon their initial issuance.
                                                                          Page 8

7. In January 2000, KCSI arranged a new $200 million 364-day senior unsecured Competitive Advance/Revolving Credit Facility ("New Credit Facility"). KCSI borrowed $125 million under this facility and used the proceeds to retire other debt obligations. Stilwell assumed the New Credit Facility, including the $125 million borrowed thereunder, thereby reducing its stockholders' equity. Upon such assumption, KCSI was released from all obligations, and Stilwell became the sole obligor, under the New Credit Facility. Stilwell may assign and delegate all or a portion of its rights and obligations under the New Credit Facility to one or more of its domestic subsidiaries. Stilwell repaid the $125 million in March 2000.

Two borrowing options are available under the New Credit Facility: a competitive advance option, which is uncommitted, and a committed revolving credit option. Interest on the competitive advance option is based on rates obtained from bids as selected by Stilwell in accordance with the lender's standard competitive auction procedures. Interest on the revolving credit option accrues based on the type of loan (e.g., Eurodollar, Swingline, etc.), with rates computed using LIBOR plus 0.35% per annum or, alternatively, the highest of the prime rate, the Federal Funds Effective Rate plus 0.005%, or the Base Certificate of Deposit Rate plus 1%.

The New Credit Facility includes a facility fee of 0.15% per annum and a utilization fee of 0.125% on the amount of outstanding loans for each day on which the aggregate utilization of the New Credit Facility exceeds 33% of the aggregate commitments of the various lenders. Additionally, the New Credit Facility contains, among other provisions, various financial covenants, which could restrict maximum utilization of the New Credit Facility.

Additionally, management elected to not renew the May 14, 1999 364-day senior unsecured competitive advance/revolving credit facility upon its expiration on May 13, 2000.

8. In the first quarter of 2000, Stilwell sold to Janus 192,408 shares of Janus common stock and such shares will be available for awards under Janus' recently adopted Long Term Incentive Plan. Janus has agreed that for so long as it has available shares of Janus common stock for grant under that plan, it will not award phantom stock, stock appreciation rights or similar rights. The sale of those shares resulted in an after-tax gain of approximately $15.1 million and reduced Stilwell's ownership to approximately 81.5%.

Subsequent to the repurchase of these shares from Stilwell, Janus granted 35,660 restricted shares of its common stock to certain Janus employees pursuant to restricted stock agreements. This issuance reduced Stilwell's ownership percentage to slightly below 81.5%.

After this first quarter 2000 issuance, more than 168,000 shares of Janus common stock are available for use in connection with Janus' Long Term Incentive Plan (prior to consideration of any shares repurchased in connection with the departure of Janus' Chief Investment Officer - see Note 13 below). Upon issuance of all of these shares in future years, Stilwell's ownership interest in Janus will be 80.1%.

9. In January 2000, Stilwell received approximately $44.2 million in connection with the settlement of a legal dispute related to a former equity investment. The settlement agreement resolves all outstanding issues related to this former equity investment. In the first quarter of 2000, Stilwell recognized an after-tax gain of approximately $27.3 million as a result of this settlement.

10. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. Initially, the effective date of FAS 133 was for all fiscal quarters for fiscal years beginning after June 15, 1999; however, the FASB has deferred the effective date of FAS 133 for one year so that it will begin with all fiscal quarters of fiscal years beginning after June 15, 2000. The FASB encourages early adoption of this standard; however, the provisions of FAS 133 should not be retroactively applied to financial statements of periods prior to adoption. While Stilwell does not generally enter into transactions covered by this statement, the Company continues to evaluate alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Nelson as market conditions change or exchange rates fluctuate. Currently, the Company has no outstanding foreign currency hedges. Stilwell does not expect that adoption of FAS 133 will have a significant impact on Stilwell's results of operations, financial position or cash flows.

In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") for certain issues. It does not address any issues related to the application of the fair value method set forth in Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Among other issues, FIN 44 addresses the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting effects of modifications to the terms of a previously fixed stock option and the accounting for an exchange of stock compensation awards in a business combination. For those issues that affect the Company, FIN 44 is effective July 1, 2000. Stilwell does not expect that the application of FIN 44 will have an impact on Stilwell's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the SEC's interpretations of generally accepted accounting principles relating to revenue recognition. The provisions of SAB 101 are effective in the fourth quarter of fiscal years beginning after December 15, 1999 and the provisions are to be retroactively applied to the entire year. The Company is evaluating the provisions of SAB 101 and does not expect the adoption of SAB 101 to have a material impact on Stilwell's financial statements.

11. A stock purchase agreement with Thomas H. Bailey ("Mr. Bailey"), Janus' Chairman, President and Chief Executive Officer, and another Janus stockholder (the "Janus Stock Purchase Agreement") and certain restriction agreements with other Janus minority stockholders contain, among other provisions, mandatory put rights whereby under certain circumstances, Stilwell would be required to purchase the minority interests of such Janus minority stockholders at a fair market value purchase price equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, or in some circumstances as determined by an independent appraisal. Under the Stock Purchase Agreement, termination of Mr. Bailey's employment could require a purchase and sale of the Janus common stock held by him. If other minority holders terminated their employment, some or all of their shares also could be subject to mandatory purchase and sale obligations. Certain other minority holders who continue their employment also could exercise puts. If all of the mandatory purchase and sale provisions and all the puts under such Janus minority stockholder agreements were implemented, Stilwell would have been required to pay approximately $870 million as of June 30, 2000, compared to $789 million, $447 million and $337 million at December 31, 1999, 1998 and 1997, respectively. In the future these amounts may be higher or lower depending on Janus' earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights. Under the restriction agreements with certain other Janus minority stockholders, payment for the purchase of the respective minority interests is to be made 30 days after the later to occur of (i) receiving notification of exercise of the put rights or (ii) determination of the purchase price through the independent appraisal process.

The Janus Stock Purchase Agreement and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of Stilwell or KCSI, Stilwell may be required to purchase such holders' Janus stock or, as to the stockholders that are parties to the Janus Stock Purchase Agreement, at such holders' option, to sell its stock of Janus to such minority stockholders. For purposes of the Janus Stock Purchase Agreement, a Change in Ownership may occur only through a change in the composition of the Stilwell Board not approved by the pre-existing Stilwell Board, or a change in stock ownership not approved by the pre-existing Stilwell Board. The fair market value price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. If Stilwell had been required to purchase the holders' Janus common stock after a Change in Ownership as of June 30, 2000, the purchase price would have been approximately $1.33 billion.

Stilwell  would account for any such purchase as the  acquisition  of a minority
interest   under   Accounting   Principles   Board  Opinion  No.  16,   Business
Combinations.

As of June 30, 2000, Stilwell had $200 million in credit facilities available and had cash balances at the Stilwell holding company level in excess of $212 million. The market value of Stilwell's 32% investment in DST was approximately $1.5 billion using DST's closing price on the New York Stock Exchange on June 30, 2000. To the extent that available credit facilities, existing cash balances and proceeds from the liquidation of Stilwell's investment in DST were insufficient to fund its purchase obligations, Stilwell had access to the capital markets and, with respect to the Janus Stock Purchase Agreement, had 120 days to raise additional sums.

12. On July 25, 2000, the Stilwell Board authorized the expenditure of up to $1 billion to repurchase shares of Stilwell common stock over the next two years. Stilwell plans to repurchase the shares through open market transactions. If all of the authorized shares are repurchased at prevailing market prices on July 25, 2000, the repurchase program will represent approximately 9% of the 223 million shares of common stock currently outstanding. The number of shares repurchased will depend on various factors, including the price of the stock and market conditions. Stilwell expects to fund the share repurchase program from its cash flow and other available sources of funds.

13. On August 9, 2000, Janus issued a press release reporting that its Chief Investment Officer and Director of Research, James P. Craig, III ("Mr. Craig"), was leaving Janus at the end of September 2000 to manage money for a new charitable foundation established by Mr. Craig and his wife. Mr. Craig's responsibilities will be assumed by Janus' Executive Investment Committee, a group formed by Mr. Craig over a year ago and comprised of several portfolio managers and Mr. Bailey. Mr. Craig had previously been identified as the successor to Mr. Bailey in the event that Mr. Bailey left Janus. A revised succession plan has not been developed. Janus will purchase Mr. Craig's shares at the fair market value (estimated to be less than $80 million) as set forth in a stock restriction agreement and will fund this purchase from its existing cash. These shares will then be available for use in connection with Janus' Long Term Incentive Plan.

Upon Janus' repurchase of these shares, Stilwell's ownership percentage of Janus will increase slightly. Stilwell records this type of transaction under the purchase method of accounting.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

OVERVIEW

The discussion set forth below and other portions of this Form 10-Q contain statements concerning potential future events. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Stilwell Financial Inc. (the "Company" or "Stilwell") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Information Statement that was included as an exhibit to the Registration Statement on Form 10 dated June 15, 2000, which is on file with the U.S. Securities and Exchange Commission (File No. 001-15253) and is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-Q.

The discussion herein is intended to clarify and focus on the Company's results of operations, certain changes in financial position, liquidity, capital structure and business developments for the periods covered by the consolidated condensed financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated condensed financial statements and the related notes thereto and is qualified by reference thereto.

Stilwell, a Delaware Corporation formed in 1998 by Kansas City Southern Industries, Inc. ("KCSI"), is a holding company for a group of businesses and investments in the financial services industry, including the following:

o Janus Capital Corporation ("Janus"), an 81.5% owned subsidiary;
o Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary;
o Berger LLC ("Berger"), of which SMI owns 100% of the preferred limited liability company interests and approximately 86% of the regular limited liability company interests;
o Nelson Money Managers Plc ("Nelson"), an 80% owned subsidiary;
o DST  Systems,  Inc.  ("DST"),  an  equity  investment  in  which  SMI  owns an
   approximate  32%  interest;   and
o  various  other   subsidiaries  and  equity investments.

Within this  Management's  Discussion  and Analysis of Financial  Condition  and
Results of Operations, historical transactions and events involving the financial services segment of KCSI, which is now Stilwell, are discussed as if Stilwell were the entity involved in the transaction or event, unless otherwise indicated. In addition, intercompany transactions between Stilwell and KCSI during the periods covered herein are reflected as dividends to or transfers from KCSI.

SIGNIFICANT DEVELOPMENTS

DISTRIBUTION OF STILWELL COMMON STOCK TO KCSI COMMON STOCKHOLDERS. On June 14, 2000, the Board of Directors of KCSI approved the spin-off of its wholly-owned financial services subsidiary, Stilwell, to KCSI's common stockholders. Stilwell received approval to have its common stock listed on the New York Stock Exchange under the symbol "SV". On July 12, 2000, the spin-off was completed through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 ("Spin-off"). Stockholders of record received two shares of Stilwell common stock for every one share of KCSI common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786. Immediately prior to the Spin-off, the Stilwell Board of Directors ("Stilwell Board") declared a 222,999.786-to-1 stock split effected in the form of a stock dividend to provide a sufficient number of shares for the Spin-off. Additionally, the Stilwell Board changed the par value of Stilwell common stock to $0.01 and increased the number of common shares authorized to 1,000,000,000. The Stilwell Board also authorized 10,000,000 shares of blank series $1.00 par Preferred Stock, none of which has been issued.

As previously disclosed, on July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") which states that for United States federal income tax purposes the Spin-off qualifies as a tax-free distribution under
Section 355 of the Internal Revenue Code of 1986, as amended. Additionally in February 2000, KCSI received a favorable supplementary tax ruling from the IRS which states that the assumption of $125 million of KCSI indebtedness by Stilwell has no effect on the previously issued tax ruling.

NEW STILWELL CREDIT FACILITY. In January 2000, KCSI arranged a new $200 million 364-day senior unsecured Competitive Advance/Revolving Credit Facility ("New Credit Facility"). KCSI borrowed $125 million under this facility and used the proceeds to retire other debt obligations. Stilwell assumed the New Credit Facility, including the $125 million borrowed thereunder, thereby reducing its stockholders' equity. Upon such assumption, KCSI was released from all obligations, and Stilwell became the sole obligor, under the New Credit Facility. Stilwell may assign and delegate all or a portion of its rights and obligations under the New Credit Facility to one or more of its domestic subsidiaries. Stilwell repaid the $125 million in March 2000.

Two borrowing options are available under the New Credit Facility: a competitive advance option, which is uncommitted, and a committed revolving credit option. Interest on the competitive advance option is based on rates obtained from bids as selected by Stilwell in accordance with the lender's standard competitive auction procedures. Interest on the revolving credit option accrues based on the type of loan (e.g., Eurodollar, Swingline, etc.), with rates computed using LIBOR plus 0.35% per annum or, alternatively, the highest of the prime rate, the Federal Funds Effective Rate plus 0.005%, or the Base Certificate of Deposit Rate plus 1%.

The New Credit Facility includes a facility fee of 0.15% per annum and a utilization fee of 0.125% on the amount of outstanding loans for each day on which the aggregate utilization of the New Credit Facility exceeds 33% of the aggregate commitments of the various lenders. The New Credit Facility contains, among other provisions, various financial covenants, which could restrict maximum utilization of the New Credit Facility.

Additionally, management elected to not renew the May 14, 1999 364-day senior unsecured competitive advance/revolving credit facility upon its expiration on May 13, 2000.

STILWELL SALE OF JANUS STOCK AND JANUS ISSUANCE OF RESTRICTED STOCK. In the first quarter of 2000, Stilwell sold to Janus 192,408 shares of Janus common stock and such shares will be available for awards under Janus' recently adopted Long Term Incentive Plan. Janus has agreed that for so long as it has available shares of Janus common stock for grant under that plan, it will not award phantom stock, stock appreciation rights or similar rights. The sale of those shares resulted in an after-tax gain of approximately $15.1 million and reduced Stilwell's ownership to approximately 81.5%.

Subsequent to the repurchase of these shares from Stilwell, Janus granted 35,660 restricted shares of its common stock to certain Janus employees pursuant to restricted stock agreements. This issuance reduced Stilwell's ownership percentage to slightly below 81.5%.

After this first quarter 2000 issuance, more than 168,000 shares of Janus common stock are available for use in connection with Janus' Long Term Incentive Plan (prior to consideration of any shares repurchased in connection with the departure of Janus' Chief Investment Officer - see below). Upon issuance of all of these shares in future years, Stilwell's ownership interest in Janus will be 80.1%.
                                                                         Page 13

LITIGATION SETTLEMENT. In January 2000, Stilwell received approximately $44.2 million in connection with the settlement of a legal dispute related to a former equity investment. The settlement agreement resolves all outstanding issues related to this former equity investment. In the first quarter of 2000, Stilwell recognized an after-tax gain of approximately $27.3 million as a result of this settlement.

COMMON STOCK REPURCHASE PROGRAM. On July 25, 2000, the Stilwell Board authorized the expenditure of up to $1 billion to repurchase shares of Stilwell common stock over the next two years. Stilwell plans to repurchase the shares through open market transactions. If all of the authorized shares are repurchased at prevailing market prices on July 25, 2000, the repurchase program will represent approximately 9% of the 223 million shares of common stock currently outstanding. The number of shares repurchased will depend on various factors, including the price of the stock and market conditions. Stilwell expects to fund the share repurchase program from its cash flow and other available sources of funds.

DEPARTURE OF JANUS' CHIEF INVESTMENT OFFICER. On August 9, 2000, Janus issued a press release reporting that its Chief Investment Officer and Director of Research, James P. Craig, III ("Mr. Craig"), was leaving Janus at the end of September 2000 to manage money for a new charitable foundation established by Mr. Craig and his wife. Mr. Craig's responsibilities will be assumed by Janus' Executive Investment Committee ("Committee"), a group formed by Mr. Craig over a year ago and comprised of several portfolio managers and Mr. Bailey. Mr. Craig had previously been identified as the successor to Mr. Bailey in the event that Mr. Bailey left Janus. A revised succession plan has not been developed, but Janus expects that the successor to Mr. Bailey will likely be selected from members of the Committee. Janus will purchase Mr. Craig's shares at the fair market value (estimated to be less than $80 million) as set forth in a stock restriction agreement and will fund this purchase from its existing cash. These shares will then be available for use in connection with Janus' Long Term Incentive Plan.

Upon Janus' repurchase of these shares, Stilwell's ownership percentage of Janus will increase slightly. Stilwell records this type of transaction under the purchase method of accounting.

STILWELL STOCK ADDED TO THE S&P 500 INDEX. Effective with the Spin-off, Standard and Poors (S&P) Financial Information Services announced that it was adding Stilwell to its S&P 500 index. Management believes that the Company's inclusion in this index of leading U.S. companies will have a positive long-term impact on the Stilwell stock and help build the Company's shareholder base.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE
           THREE MONTHS ENDED JUNE 30, 1999

The Company's revenues, operating income and net income (with subsidiary information exclusive of holding company amortization and interest costs attributed to the respective subsidiary) were as follows (dollars in millions):

                                                                 Three months
                                                                ended June 30,
                                                  --------------------------------------------
                                                       1999                        2000
                                                  ---------------            -----------------

REVENUES:

  Janus                                               $  269.3                   $  541.0
  SMI and Berger                                           9.0                       16.5
  Other                                                    3.9                        5.5
                                                  ---------------            -----------------
    Total                                             $  282.2                   $  563.0
                                                  ---------------            -----------------
                                                  ---------------            -----------------

OPERATING INCOME (LOSS):

  Janus                                               $  121.7                   $  254.4
  SMI and Berger                                          (0.3)                       5.0
  Other                                                   (5.9)                      (3.6)
                                                  ---------------            -----------------
    Total                                             $  115.5                   $  255.8
                                                  ---------------            -----------------
                                                  ---------------            -----------------

NET INCOME (LOSS):

  Janus                                               $   63.3                   $  132.3
  SMI and Berger (i)                                       0.3                        5.3
  DST (i)                                                  9.9                       14.2
  Other                                                   (2.6)                      (0.1)
                                                  ---------------            -----------------
    Total                                             $   70.9                   $  151.7
                                                  ---------------            -----------------
                                                  ---------------            -----------------

(i)      DST results are included in "Net Income - Other".


Assets under management as of June 30, 1999, December 31, 1999 and June 30, 2000 were as follows (in billions):

                                                        June 30,             December 31,             June 30,
                                                          1999                   1999                   2000
                                                     ---------------       -----------------       ---------------

       JANUS:
         Janus Advised Funds:

           Janus Investment Funds                        $  108.7              $  171.8              $  206.2
           Janus Aspen Series                                 9.4                  17.4                  25.4
           Janus Money Market Funds                           6.8                   9.4                  10.1
           Janus World Funds Plc                              0.7                   1.4                   3.7
                                                     ---------------       -----------------       ---------------
             Total Janus Advised Funds                      125.6                 200.0                 245.4

         Janus Sub-Advised Funds and Private

            Accounts                                         30.2                  49.5                  58.3
                                                     ---------------       -----------------       ---------------
           Total Janus                                      155.8                 249.5                 303.7
                                                     ---------------       -----------------       ---------------

       BERGER:

         Berger Advised Funds                                 4.0                   6.1                   7.2
         Berger Sub-Advised Funds and Private
            Accounts                                          0.3                   0.5                   0.8
                                                     ---------------       -----------------       ---------------
           Total Berger                                       4.3                   6.6                   8.0
                                                     ---------------       -----------------       ---------------

       NELSON                                                 1.2                   1.3                   1.3
                                                     ---------------       -----------------       ---------------

         Total Assets Under Management                   $  161.3              $  257.4              $  313.0
                                                     ---------------       -----------------       ---------------
                                                     ---------------       -----------------       ---------------

                                                                         Page 15

The Company earned $151.7 million in second quarter 2000 compared to $70.9 million in second quarter 1999, a 114% improvement quarter to quarter. Average assets under management increased 97% compared to prior year's second quarter (from $154.0 billion to $303.6 billion), leading to a 99% increase in revenues (to $563.0 million) and a 121% increase in operating income (to $255.8 million). Additionally, operating margins improved from 40.9% to 45.4%, indicative of the strong revenue growth and effective cost management at the various subsidiaries.

Assets under management increased to $313.0 billion as of June 30, 2000 compared to $257.4 billion as of December 31, 1999 and $161.3 billion as of June 30, 1999. During second quarter 2000, net cash inflows totaled $17.6 billion - of which Janus comprised $17.5 billion - and were more than 26% higher than the $13.9 billion in second quarter 1999. These cash inflows were offset by market depreciation of $29.3 billion during the quarter, which reflects the decline in various segments of the U.S. equity market for that period. See the brief discussions of Janus, Berger and Nelson separately below.

Investment management fees increased 100% quarter to quarter, reflecting the growth in assets under management. Shareowner servicing fees and other revenues increased $48.9 million compared to prior year's second quarter, primarily due to increases in assets under management, shareowner accounts and assets in the Janus World Funds Plc ("Janus World Funds").

Stilwell's operating margins improved in second quarter 2000, primarily due to a higher rate of growth in revenues than in operating expenses. Operating expenses totaled $307.2 million for the three months ended June 30, 2000 compared to $166.7 million in the prior year quarter. This increase largely reflects higher costs associated with the significant growth in revenues.

Operating expenses with notable increases quarter to quarter included the following: i) compensation, primarily related to increases in investment performance-based incentive compensation, base salaries and the number of employees; ii) alliance and third party administrator fees resulting from a growth in assets distributed through these channels; iii) marketing and promotion to capitalize on favorable investment performance; iv) depreciation arising from Janus' infrastructure enhancement efforts over the last 18 months (more than $120.7 million in capital expenditures since January 1, 1999); and v) amortization of deferred commission payments in connection with the sales of class B shares in the Janus World Funds. Other expenses increased quarter to quarter, largely in support of Janus' growing operations, facilities and employee numbers.

Second quarter 2000 equity earnings from DST were $15.4 million, a 43% increase over the $10.8 million in second quarter 1999. This improvement was largely attributable to higher earnings in DST's financial services and output solutions segments. Consolidated DST revenues increased due to a higher number of shareowner accounts processed (totaling 63.9 million at June 30, 2000 versus
53.3 million at June 30, 1999), images produced (17% increase) and statements mailed (up 15%). Consolidated operating margins improved to 19% during second quarter 2000 versus 17% in comparable 1999.

Other income increased to $11.5 million for the three months ended June 30, 2000 versus $4.3 million in comparable 1999. This increase was attributable to interest income on money market accounts and a pretax gain of approximately $2.3 million resulting from Berger's sale of its joint venture, BBOI Worldwide LLC.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999

The Company's revenues, operating income and net income (with subsidiary information exclusive of holding company amortization and interest costs attributed to the respective subsidiary) were as follows (dollars in millions):

                                                                     Six months
                                                                   ended June 30,

                                                  --------------------------------------------
                                                       1999                      2000 (i)
                                                  ---------------            -----------------
REVENUES:

  Janus                                               $  490.0                 $  1,064.1
  SMI and Berger                                          17.5                       33.2
  Other                                                    8.0                       10.8
                                                  ---------------            -----------------
     Total                                            $  515.5                 $  1,108.1
                                                  ---------------            -----------------
                                                  ---------------            -----------------

OPERATING INCOME (LOSS):

  Janus                                               $  224.8                 $    505.0
  SMI and Berger                                           0.2                        9.7
  Other                                                  (12.3)                     (14.0)
                                                  ---------------            -----------------
    Total                                             $  212.7                 $    500.7
                                                  ---------------            -----------------
                                                  ---------------            -----------------

NET INCOME (LOSS):

  Janus                                               $  117.2                 $    262.5
  SMI and Berger (ii)                                      1.5                        9.2
  DST (ii)                                                19.8                       30.9
  Other                                                   (6.6)                      37.8
                                                  ---------------            -----------------
    Total                                             $  131.9                 $    340.4
                                                  ---------------            -----------------
                                                  ---------------            -----------------


(i) Stilwell recorded two one-time gains during first quarter 2000: a) a $27.3 million (after-tax) gain resulting from the settlement of litigation with a former equity affiliate; and b) a $15.1 million (after-tax) gain resulting from the sale by Stilwell of 192,408 shares of Janus common stock to Janus. See "Significant Developments" above for additional information.

(ii)    Net income from SMI and Berger does not include DST.

For the six months ended June 30, 2000, Stilwell reported earnings of $340.4 million, a 158% increase over the six months ended June 30, 1999. Exclusive of the first quarter 2000 one-time gains discussed in "Significant Developments" above, earnings improved $166.1 million, or 126%, compared to the six months ended June 30, 1999. This increase was attributable to significant revenue growth (driven by higher average assets under management), improved operating margins and an increase in equity earnings period to period.

Year to date 2000 revenues improved 115% to $1,108.1 million versus $515.5 million for the six months ended June 30, 1999. Revenues increased at a slightly higher rate than average assets (111% period to period) due to relatively higher growth in offshore funds and sub-advised funds and private accounts, which have higher fee rates than the domestic advised funds. Assets under management increased $55.6 billion during the first six months of 2000, driven by net cash inflows of $60.4 billion, slightly offset by market depreciation of $4.8 billion. Since June 30, 1999, net cash inflows of $90.4 billion and market appreciation of $61.3 billion drove the $151.7 billion increase in assets under management. As of June 30, 2000, shareowner accounts exceeded 6.3 million (an increase of 66% compared to June 30, 1999).

Operating margins improved period to period (from 41.3% to 45.2%), primarily due to the significant revenue growth during the six months ended June 30, 2000. Higher operating expenses were evident in the same cost components noted in the second quarter 2000 discussion above. Compensation, alliance costs and marketing and promotion were approximately 41% of total Stilwell revenues during the first half of 2000 compared to approximately 44% in 1999. Additionally, planned infrastructure enhancements throughout 1999 and the first half of 2000, together with increased deferred commission payments ($17.7 million in the first half of 1999 versus $54.7 million through June 30, 2000), have resulted in higher depreciation and amortization. The rate of increase in other remaining operating expenses combined was approximately 26% lower than the rate of revenue growth period to period, indicative of the management efforts at each subsidiary to control the growth rate of operating expenses.

Equity earnings from DST totaled $33.5 million for year to date 2000 versus $21.5 million in comparable 1999. Year to date 2000 DST equity earnings include approximately $4.3 million (after-tax) in gains representing the Company's proportionate share of a litigation settlement and sales of marketable securities recorded by DST in the first half of 2000. Exclusive of these DST items, the equity in net earnings of DST improved 34% over the six months ended June 30, 1999. Improvements in revenues, operating margins and DST's equity in net earnings of unconsolidated affiliates drove this increase period to period.

Other income of $21.4 million through June 30, 2000 exceeded the prior year period by $12.2 million, primarily due to interest income and gains from sales of investments in advised funds and other investments.

A brief discussion of significant Janus, Berger and Nelson items during the six months ended June 30, 2000 follows:

       JANUS

       Janus revenues are largely dependent on the total value and composition of assets under management, which are primarily invested in domestic and international equity and debt securities. Average assets under management increased 101% quarter to quarter, from $148.6 billion to $299.4 billion. During the three months ended June 30, 2000, assets under management declined by $11.5 billion due to net cash inflows of $17.5 billion, offset by market depreciation of $29.0 billion. Total Janus shareowner accounts increased to 6.1 million from 3.5 million at June 30, 1999, a 74% increase. Full-time employees increased 71% from approximately 1,700 at June 30, 1999 to 2,900 at June 30, 2000.

       For the six months ended June 30, 2000, average assets under management increased 113% to $295.5 billion, $156.8 billion more than the comparable 1999 period. Net cash inflows of $59.6 billion, partially offset by market depreciation of $5.4 billion, resulted in a 22% increase in assets under management since December 31, 1999.

       These increases generally reflect ongoing favorable investment performance by various funds/portfolios within the Janus group of mutual funds, continued growth through net cash inflows and competitive levels of expenses and fees compared to industry standards. Additionally, Janus' operating margins consistently surpass industry standards, reflecting a well-planned cost structure and effective monitoring of that structure by Janus management.

       BERGER

       Berger assets under management increased 18% during the six months ended June 30, 2000 and 80% since June 30, 1999. These increases reflect net cash inflows and market appreciation. Shareowner accounts improved approximately 8% during the first six months of 2000, reversing the trend of declining numbers of accounts experienced during the last two years. Improved investment performance, together with an expanding product offering since 1997, is largely responsible for the increase in shareowner accounts. Bolstered by the growth in assets under management and shareowner accounts, and coupled with a focus on cost containment, Berger's operating margins have improved significantly over prior years, moving closer to industry averages.

       NELSON

       Nelson's assets under management increased 19% to (pound)891 million as of June 30, 2000 from (pound)751 million at June 30, 1999. Beginning in late first quarter 1999, Nelson initiated expansion efforts throughout the United Kingdom and this project is ongoing. The Company expects that during this phase of Nelson's development, Nelson will operate at a loss as the rate of growth in expenses will exceed that of revenues (primarily due to increases in the number of employees and marketing efforts). These losses, however, are not expected to have a material impact Stilwell's results of operations or financial position.

TRENDS AND OUTLOOK

Due to strong growth in assets under management and shareowner accounts - primarily at Janus - the Company's second quarter and year to date 2000 revenues, operating income and net income each increased by more than 95% compared to the same 1999 periods. Additionally, operating margins for both periods in 2000 improved over the same 1999 periods.

A current outlook for the Company's businesses for the remainder of 2000 is heavily dependent on prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equity markets, can have a material impact on Stilwell's results of operations, financial condition and cash flows. Additionally, Stilwell results are affected by the relative performance of Janus, Berger and Nelson products, introduction and market reception of new products, as well as other factors, including changes in stock and bond markets, increases in the rate of return of alternative investment products, increasing competition as the number of mutual funds continues to grow and changes in marketing and distribution channels. (Also, refer to the first paragraph of the "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments in general.)

Based on a higher level of assets under management starting the third quarter, revenues for the remainder of 2000 are expected to exceed comparable prior year periods subject to market conditions and other factors. Management expects ongoing margin pressure as efforts continue to ensure that the operational and administrative infrastructure consistently meets the high standards of quality and service historically provided to investors.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY CASH FLOW DATA IS AS FOLLOWS (IN MILLIONS):

                                               Six months ended June 30,
                                          ------------------------------------
                                              1999                   2000
                                          --------------         -------------
CASH FLOWS PROVIDED BY (USED FOR):

    Operating activities                     $  139.2              $  328.0
    Investing activities                        (29.8)                (76.2)
    Financing activities                       (118.3)               (132.4)
                                          --------------         -------------
      Net increase (decrease)                    (8.9)                119.4
      At beginning of year                      138.5                 324.1
                                          --------------         -------------
       At end of period                      $  129.6              $  443.5
                                          --------------         -------------
                                          --------------         -------------

During the six months ended June 30, 2000, the Company's consolidated cash position increased $119.4 million from December 31, 1999. This increase resulted primarily from earnings, partially offset by property acquisitions, repayments of long-term debt and payment of deferred commissions in connection with the Janus World Funds B share arrangements. Net operating cash inflows for the six months ended June 30, 2000 were $328.0 million compared to inflows of $139.2 million in the same 1999 period. This $188.8 million improvement was chiefly attributable to higher net income, partially offset by an increase in payments of deferred commissions and fluctuations in net working capital items period to period.

Net investing cash outflows were $76.2 million during the six months ended June 30, 2000 compared to $29.8 million during the comparable 1999 period. This difference results primarily from higher capital expenditures by Janus in connection with its infrastructure enhancement efforts.

During the first six months of 2000, financing cash outflows were used primarily for the repayment of indebtedness that was assumed from KCSI in connection with the New Credit Facility as discussed in "Significant Developments" above. For the six months ended June 30, 1999, net activity with KCSI resulted in cash payments to KCSI of $89.8 million, representing dividends received by Stilwell from Janus and Berger treated as passed through to KCSI (after satisfaction of ongoing Stilwell operational obligations), as well as repayments of indebtedness to KCSI. Distributions to minority stockholders were lower in 2000 versus 1999 due to the timing of dividend payments by Janus.

Cash flows from operations are expected to increase during the remainder of 2000 from positive operating income, which has historically resulted in favorable operating cash flows. Investing activities will continue to use cash as the various subsidiaries - led by Janus - continue efforts to strengthen their infrastructures. Additionally, investor purchases of class B shares in the Janus World Funds, which require a commission to be advanced by Janus, totaled $54.7 million through June 30, 2000 and management expects that such class B share purchases will continue to grow in future periods. Janus may obtain a credit line to help fund these dealer advances either through Stilwell or from third parties.

In addition to operating cash flows, the Company has financing available through its New Credit Facility, with a maximum borrowing amount of $200 million, all of which was available as of June 30, 2000. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's credit facility may be restricted. Stilwell, as a continuation of its practice of providing credit facilities to its subsidiaries, has provided an intercompany credit facility to Janus for use by Janus for general corporate purposes, effectively reducing the amount of credit available for Stilwell's other purposes. Stilwell may also require additional capital sooner than anticipated to the extent that Stilwell's operations do not progress as anticipated or if certain put rights are exercised by Janus minority stockholders (see below). Stilwell intends to obtain any additional financing for general corporate purposes on substantially the same terms and conditions as the New Credit Facility and, upon expiration of the New Credit Facility, expects to either renew the existing arrangement or negotiate a new facility.

The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 2000.

As discussed in "Significant Developments" above, the Company announced a $1 billion stock repurchase program to be completed over a period of two years. While the Company anticipates funding the repurchases with cash flow from operations, it is possible that the existing credit facility, and/or any additional financing alternatives, could be used for these purposes.

OTHER

MINORITY PURCHASE AGREEMENTS. A stock purchase agreement with Thomas H. Bailey ("Mr. Bailey"), Janus' Chairman, President and Chief Executive Officer, and another Janus stockholder (the "Janus Stock Purchase Agreement") and certain restriction agreements with other Janus minority stockholders contain, among other provisions, mandatory put rights whereby under certain circumstances, Stilwell would be required to purchase the minority interests of such Janus minority stockholders at a fair market value purchase price equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, or in some circumstances as determined by an independent appraisal. Under the Stock Purchase Agreement, termination of Mr. Bailey's employment could require a purchase and sale of the Janus common stock held by him. If other minority holders terminated their employment, some or all of their shares also could be subject to mandatory purchase and sale obligations. Certain other minority holders who continue their employment also could exercise puts. If all of the mandatory purchase and sale provisions and all the puts under such Janus minority stockholder agreements were implemented, Stilwell would have been required to pay approximately $870 million as of June 30, 2000, compared to $789 million, $447 million and $337 million at December 31, 1999, 1998 and 1997, respectively. In the future these amounts may be higher or lower depending on Janus' earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights. Under the restriction agreements with certain other Janus minority stockholders, payment for the purchase of the respective minority interests is to be made 30 days after the later to occur of (i) receiving notification of exercise of the put rights or (ii) determination of the purchase price through the independent appraisal process.

The Janus Stock Purchase Agreement and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of Stilwell or KCSI, Stilwell may be required to purchase such holders' Janus stock or, as to the stockholders that are parties to the Janus Stock Purchase Agreement, at such holders' option, to sell its stock of Janus to such minority stockholders. For purposes of the Janus Stock Purchase Agreement, a Change in Ownership may occur only through a change in the composition of the Stilwell Board not approved by the pre-existing Stilwell Board, or a change in stock ownership not approved by the pre-existing Stilwell Board. The fair market value price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. If Stilwell had been required to purchase the holders' Janus common stock after a Change in Ownership as of June 30, 2000, the purchase price would have been approximately $1.33 billion.

Stilwell  would account for any such purchase as the  acquisition  of a minority
interest   under   Accounting   Principles   Board  Opinion  No.  16,   Business
Combinations.

As of June 30, 2000, Stilwell had $200 million in credit facilities available and had cash balances at the Stilwell holding company level in excess of $212 million. The market value of Stilwell's 32% investment in DST was approximately $1.5 billion using DST's closing price on the New York Stock Exchange on June 30, 2000. As discussed in the Information Statement filed with Stilwell's Registration Statement on Form 10 dated June 15, 2000, although the Company has no intention of converting the DST investment into cash, management believes that, if cash were needed to fund the purchase of Janus common stock from minority stockholders, it could liquidate its investment in DST within 120 days. To the extent that available credit facilities, existing cash balances and proceeds from the liquidation of Stilwell's investment in DST were insufficient to fund its purchase obligations, Stilwell had access to the capital markets and, with respect to the Janus Stock Purchase Agreement, had 120 days to raise additional sums.
                                                                         Page 21

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. Initially, the effective date of FAS 133 was for all fiscal quarters for fiscal years beginning after June 15, 1999; however, the FASB has deferred the effective date of FAS 133 for one year so that it will begin with all fiscal quarters of fiscal years beginning after June 15, 2000. The FASB encourages early adoption of this standard; however, the provisions of FAS 133 should not be retroactively applied to financial statements of periods prior to adoption. While Stilwell does not generally enter into transactions covered by this statement, the Company continues to evaluate alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Nelson as market conditions change or exchange rates fluctuate. Currently, the Company has no outstanding foreign currency hedges. Stilwell does not expect that adoption of FAS 133 will have a significant impact on Stilwell's results of operations, financial position or cash flows.

In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") for certain issues. It does not address any issues related to the application of the fair value method set forth in Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Among other issues, FIN 44 addresses the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting effects of modifications to the terms of a previously fixed stock option and the accounting for an exchange of stock compensation awards in a business combination. For those issues that affect the Company, FIN 44 is effective July 1, 2000. Stilwell does not expect that the application of FIN 44 will have an impact on Stilwell's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the SEC's interpretations of generally accepted accounting principles relating to revenue recognition. The provisions of SAB 101 are effective in the fourth quarter of fiscal years beginning after December 15, 1999 and the provisions are to be retroactively applied to the entire year. The Company is evaluating the provisions of SAB 101 and does not expect the adoption of SAB 101 to have a material impact on Stilwell's financial statements.

-------------------------------------------------------------------------------


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Information Statement filed with the Company's Registration Statement on Form 10 dated June 15, 2000.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The Company has had no significant changes in any legal proceedings from that previously reported in the Information Statement filed with the Company's Registration Statement on Form 10 dated June 15, 2000.

ITEM 2.           CHANGES IN SECURITIES

The information required by this Item 2 of Part II has been previously reported in this Form 10-Q at Part I - Note 3 of the Notes to Consolidated Condensed Financial Statements.

ITEM 5.           OTHER INFORMATION

The following information discusses the manner by which a Stilwell stockholder may submit a proposal(s) for consideration by all stockholders. In the future, this information will be included in Stilwell's Notice and Proxy Statement in connection with its annual meeting of stockholders.

STOCKHOLDER PROPOSALS. To be properly brought before the annual meeting of stockholders, a proposal must be either (i) specified in the notice of the meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (ii) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (iii) otherwise properly brought before the meeting by a stockholder.

If a holder of Stilwell common stock wishes to present a proposal for inclusion in Stilwell's Notice and Proxy Statement for next year's annual meeting of stockholders, Stilwell must receive such proposal on or before November 26, 2000. Such proposal must be made in accordance with the applicable laws and rules of the Securities and Exchange Commission and the interpretations thereof as well as Stilwell's Bylaws. Any such proposal should be sent TO THE CORPORATE SECRETARY OF STILWELL AT 920 MAIN STREET, 21ST Floor, Kansas City, Missouri 64105-2008.

In order for a stockholder proposal that is not included in Stilwell's Notice and Proxy Statement for next year's annual meeting of stockholders to be properly brought before the meeting, such proposal must also comply with the procedures outlined below, which are set forth in Stilwell's Bylaws. The Chairman presiding over such annual meeting makes the determination that any such proposal has been properly brought before such meeting.

DIRECTOR NOMINATIONS. With respect to stockholder nominations of candidates for Stilwell's Board of Directors, Stilwell's Bylaws provide that nominations shall be made pursuant to timely written notice to the Secretary of Stilwell. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of Stilwell, if more than 30 days' notice is given to stockholders, not later than the close of BUSINESS ON THE 15TH day following the day on which notice of the date of the annual meeting was mailed or public disclosure of the date of the meeting was made, whichever first occurs, and if less than 30 days' notice is given to STOCKHOLDERS, THEN NOT LATER THAN THE CLOSE OF BUSINESS ON THE 5TH day following the day on which notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever first occurs. Such stockholder's notice to the Secretary shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of Stilwell that are beneficially owned by the person, and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended; and (b) as to the stockholder giving the notice, (i) the name and address of the stockholder and (ii) the class and number of shares of capital stock of Stilwell which are beneficially owned by the stockholder. The stockholder's notice must include a signed consent of each such nominee to serve as a director of Stilwell, if elected. Stilwell may require any proposed nominee to furnish such other information as may reasonably be required by Stilwell to determine the eligibility of such proposed nominee to serve as a director of Stilwell.

The Chairman of the meeting shall, in his or her discretion, determine whether or not a nomination was made in accordance with the foregoing procedure, and if the Chairman should determine that the nomination was not made in accordance with the foregoing procedure, the Chairman shall so declare to the stockholders present at the meeting and the defective nomination shall be disregarded.

MATTERS OTHER THAN DIRECTOR NOMINATIONS. In addition to any other applicable requirements, for a proposal to be properly brought before the annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of Stilwell. To be timely, such a stockholder's notice must be delivered to or mailed and received at the principal executive offices of Stilwell, if more than 30 days' notice is given to stockholders, NOT LATER THAN THE CLOSE OF BUSINESS ON THE 15TH day following the day on which notice of the date of the annual meeting was mailed or public disclosure of the date of such meeting was made, whichever first occurs, and if less THAN 30 DAYS' NOTICE IS GIVEN TO STOCKHOLDERS, THEN NOT LATER THAN THE CLOSE OF BUSINESS ON THE 5TH day following the day on which notice of the date of the annual meeting was mailed or public disclosure of the date of such meeting was made, whichever first occurs.

A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before such meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of the stockholder proposing such business, (iii) the class and number of shares of capital stock of Stilwell which are beneficially owned by such stockholder, and (iv) any material interest of such stockholder in such business.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

          Exhibit 10.1 -    Exhibit 4.1 to the Company's Registration Statement
                            on Form S-8 dated July 12, 2000 (Commission File
                            #333-41288), Stilwell Financial Inc. 1998 Long Term
                            Incentive Stock Plan, as amended and restated effective as of June 15, 2000, is hereby incorporated by reference as Exhibit 10.1

          Exhibit 27.1 -    Financial Data Schedule

b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated June 29, 2000 under Item 5, reporting an amendment to the Stilwell Financial Inc. Employee Stock Ownership Plan ("ESOP") to provide that all of the Kansas City Southern Industries, Inc. shares held in Stilwell ESOP participants' accounts - approximately 1.3 million shares (prior to the reverse split) - will be sold and the sales proceeds reinvested in shares of Stilwell common stock, with the timing and manner of sale to be determined by an independent plan fiduciary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 14, 2000.

                             Stilwell Financial Inc.

                             /S/ ANTHONY P. MCCARTHY
                             ------------------------
                               Anthony P. McCarthy
                            Vice President - Finance
                          (Principal Financial Officer)

                            /S/ DOUGLAS E. NICKERSON
                             -------------------------
                              Douglas E. Nickerson
                          Vice President and Controller
                         (Principal Accounting Officer)