Form 10-Q
period 2000-11-14
STILWELL FINANCIAL INC
filed 2000-11-14
CIK 1065865

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                  OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the transition period from ____ to ____

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

          Class                                 Outstanding at October 31, 2000
-------------------------------------------------------------------------------

Common Stock, $.01 per share par value                     222,390,989 Shares
-------------------------------------------------------------------------------

                             STILWELL FINANCIAL INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

     Introductory Comments                                                    1

     Consolidated Condensed Balance Sheets -
         December 31, 1999 and September 30, 2000                             2

     Consolidated Condensed Statements of Income -
         Three and Nine Months Ended September 30, 1999 and 2000              3

     Computation of Basic and Diluted Earnings per Common Share               3

     Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 30, 1999 and 2000                        4

     Consolidated Condensed Statements of Changes in Stockholders' Equity -
         Year Ended December 31, 1999 and Nine Months Ended
           September 30, 2000                                                 5


     Notes to Consolidated Condensed Financial Statements                     6

Item 2.    Management's Discussion and Analysis of Financial

           Condition and Results of Operations                               12

Item 3.    Qualitative and Quantitative Disclosures About Market Risk        22


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 23

Item 2.    Changes in Securities                                             23

Item 6.    Exhibits and Reports on Form 8-K                                  23


SIGNATURES                                                                   24
----------

                             STILWELL FINANCIAL INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

PART I - FINANCIAL INFORMATION

ITem 1.  Financial Statements

INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Stilwell Financial Inc. (the "Company" or "Stilwell"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in an Information Statement filed with the Company's Registration
Statement on Form 10 dated June 15, 2000 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year 2000.

                             Stilwell Financial Inc.
                      Consolidated Condensed Balance Sheets
               (Dollars in Millions, Except Per Share Information)
                                   (Unaudited)

                                                                   December 31,     September 30,
                                                                       1999             2000
                                                                  --------------   ---------------
ASSETS
Current assets:

 Cash and cash equivalents                                        $    324.1       $    528.8
 Accounts receivable                                                   155.7            225.0
 Investments in advised funds                                           23.9             34.2
 Other current assets                                                   21.3             46.9
                                                                  --------------   -------------
         Total current assets                                          525.0            834.9

Investments held for operating purposes                                474.1            537.3
Property and equipment (net of $45.3 and $70.8 accumulated
    depreciation and amortization, respectively)                        70.4            138.9
Intangibles and other assets, net                                      162.0            267.7
                                                                  --------------   -------------
         Total assets                                             $  1,231.5       $  1,778.8
                                                                  ==============   =============

LIABILITIES AND
    STOCKHOLDERS' EQUITY
Current liabilities:

 Accounts payable                                                 $     23.2       $     34.1
 Accrued compensation and benefits                                      80.9            103.7
 Federal income taxes payable                                                            91.7
 Federal income taxes payable to
    Kansas City Southern Industries, Inc.                               22.3
 Deferred income taxes                                                   0.4              9.0
 Other accrued liabilities                                              35.7            107.0
                                                                  --------------   -------------
       Total current liabilities                                       162.5            345.5

Other liabilities:
 Deferred income taxes                                                 151.8            223.5
 Other liabilities                                                      45.3             42.4
                                                                  --------------   -------------
       Total liabilities                                               359.6            611.4
                                                                  --------------   -------------

Minority Interest in consolidated subsidiaries                          57.3             64.1
                                                                  --------------   -------------

Stockholders' equity (Note 3):
  Preferred stock ($1.00 par, 10,000,000 shares
    authorized, none issued)
 Common stock ($0.01 par, 1,000,000,000 shares authorized,
    224,790,650 shares issued and 222,511,398 shares outstanding)                         2.2
 Additional paid-in capital
 Net investment by Kansas City Southern Industries, Inc.               106.8
 Retained earnings                                                     598.9            973.5
 Accumulated other comprehensive income                                108.9            127.6
                                                                   -------------   -------------
       Total stockholders' equity                                      814.6          1,103.3
                                                                   -------------   -------------
       Total liabilities and stockholders' equity                  $ 1,231.5       $  1,778.8
                                                                   =============   =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            Stilwell Financial Inc.
                   Consolidated Condensed Statements of Income
               (Dollars in millions, except per share information)
                                   (Unaudited)

                                                                 Three months                         Nine months
                                                             ended September 30,                  ended September 30,
                                                         ----------------------------        -----------------------------
                                                             1999            2000                1999             2000
                                                         ------------    ------------        ------------     -------------
Revenues:
     Investment management fees                            $ 253.8         $ 502.3             $ 675.7          $1,414.9
     Shareowner servicing fees                                49.2            90.2               131.1             259.6
     Other                                                     8.2            17.0                19.9              43.1
                                                         ------------    ------------        ------------     -------------
          Total                                              311.2           609.5               826.7           1,717.6
                                                         ------------    ------------        ------------     -------------

Operating Expenses:
     Compensation                                             82.8           138.3               218.7             387.3
     Marketing and promotion                                  16.3            22.3                51.9              77.0
     Third party concession fees                              40.2            83.4                96.2             237.1
     Depreciation and amortization                            10.0            21.5                24.7              57.0
     Professional services                                     5.9            17.0                19.3              49.0
     Other                                                    23.2            34.6                70.4             117.1
                                                         ------------    ------------        ------------     -------------
          Total                                              178.4           317.1               481.2             924.5
                                                         ------------    ------------        ------------     -------------

Operating Income                                             132.8           292.4               345.5             793.1

Equity in earnings of unconsolidated affiliates               11.6            14.3                34.1              48.9
Interest expense - Kansas City Southern
   Industries, Inc.                                           (0.7)                               (2.4)             (0.7)
Interest expense - third parties                                              (1.9)                                 (5.1)
Gain on litigation settlement                                                                                       44.2
Gain on sale of Janus Capital Corporation
   common stock                                                                                                     15.1
Other, net                                                     9.3            10.7                18.5              32.1
                                                         ------------    ------------        ------------     -------------
           Income before taxes and minority interest         153.0           315.5               395.7             927.6

Income tax provision                                          55.6           114.2               142.5             330.8
Minority interest in consolidated earnings                    14.7            31.2                38.6              86.3
                                                         ------------    ------------        ------------     -------------
Net income                                                 $  82.7         $ 170.1             $ 214.6          $  510.5
                                                         ============    ============        ============     =============

Per Share Data (Notes 3 and 4):

    Weighted Average Common shares
       outstanding (in thousands)                          223,000         223,407             223,000           223,163

      Basic Earnings per share                             $  0.37         $  0.76             $  0.96          $   2.29

    Diluted Common shares
       outstanding (in thousands)                          223,000         229,297             223,000           225,126

      Diluted Earnings per share                           $  0.36         $  0.73             $  0.95          $   2.23


The accompanying notes are an integral part of these consolidated condensed financial statements.

                             Stilwell Financial Inc.
                 Consolidated Condensed Statements of Cash Flows
                              (Dollars in millions)
                                   (Unaudited)

                                                                          Nine months ended September 30,
                                                                        ----------------------------------
                                                                              1999                2000
                                                                        ---------------      -------------
Cash flows provided by (used for):

Operating activities:
    Net income                                                          $   214.6            $  510.5
    Adjustments to net income:
       Depreciation and amortization                                         24.7                57.0
       Deferred income taxes                                                 10.8                25.2
       Minority interest in consolidated earnings                            38.6                86.3
       Equity in undistributed earnings of unconsolidated affiliates        (33.8)              (48.9)
       Gain on sale of Janus Capital Corporation common stock                                   (15.1)
       Employee deferred compensation                                         1.9                (2.7)
    Deferred commissions                                                    (22.9)              (63.2)
    Changes in other assets                                                   2.4                (8.4)
    Changes in working capital items:
       Accounts receivable                                                  (43.7)              (69.6)
       Other current assets                                                   2.9                (6.8)
       Accounts payable and accrued compensation and benefits                33.4                34.4
       Federal income taxes payable and other accrued liabilities            18.6               169.0
    Other, net                                                               (4.5)               (3.0)
                                                                        -------------        -------------
         Net operating                                                      243.0               664.7
                                                                        -------------        -------------
Investing activities:
    Property acquisitions                                                   (28.6)              (96.4)
    Investments in affiliates                                               (17.2)              (89.0)
    Sale of investments in advised funds                                     18.9                14.0
    Purchase of investments in advised funds                                (15.3)              (22.6)
    Proceeds from sale of investments                                                             6.9
    Other, net                                                                4.0                 1.6
                                                                        -------------        -------------
         Net investing                                                      (38.2)             (185.5)
                                                                        -------------        -------------
Financing activities:
    Change in long-term debt - Kansas City Southern
        Industries, Inc.                                                    (16.6)
    Repayment of long-term debt - third parties                                                 (125.0)
    Common stock repurchased                                                                    (154.0)
    Proceeds from stock plans                                                                     22.2
    Amounts treated as transfers from (dividends to)
    Kansas City Southern Industries, Inc., net                              (73.2)                 6.4
    Distributions to minority interest                                      (31.5)               (26.9)
    Other, net                                                               (2.0)                 2.8
                                                                        -------------        -------------
         Net financing                                                     (123.3)              (274.5)
                                                                        -------------        -------------
Cash and cash equivalents:
    Net increase                                                             81.5                204.7
    At beginning of year                                                    138.5                324.1
                                                                        -------------        -------------
    At end of period                                                    $   220.0            $   528.8
                                                                        =============        =============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                             Stilwell Financial Inc.
            Consolidated Condensed Statements of Changes in Stockholders' Equity
                              (Dollars in millions)
                                  (Unaudited)

                                                                            Net                         Accumulated
                                                                        investment                         other
                                                                         by Kansas                     comprehensive
                                                      Additional           City                           income          Total
                                        Common         paid-in           Southern       Retained                       stockholders'
                                         Stock         capital         Industries,      earnings                          equity
                                                                           Inc.
                                      ------------   -------------     -------------    -----------     ------------    -----------
Balance at
  December 31, 1998                   $      -       $      -          $     106.8       $ 358.5        $    74.9        $  540.2

   Comprehensive income:
     Net income                                                                            313.1
     Net unrealized gain
       on investments                                                                                        39.3
     Less:  reclassification
           adjustment for gains
           included in net
           income                                                                                            (4.4)
     Foreign currency
      translation adjustment                                                                                 (0.9)
   Comprehensive income                                                                                                     347.1
   Amounts treated as dividends
     to Kansas City Southern
     Industries, Inc., net

                                                                                           (72.7)                           (72.7)
                                      ------------   -------------     -------------    -----------     ------------    -----------

Balance at
  December 31, 1999                         -               -                106.8         598.9            108.9           814.6
   Comprehensive income:
     Net income                                                                            510.5
     Net unrealized gain
       on investments                                                                                        22.9
     Less:  reclassification
           adjustment for gains
           included in net
           income                                                                                            (1.0)
     Foreign currency
      translation adjustment                                                                                 (3.2)
   Comprehensive Income                                                                                                     529.2
   Amounts treated as dividends
     to Kansas City Southern
     Industries, Inc.,
     net                                                                                  (115.4)                          (115.4)
   222,999.786 - to - 1 stock
     split (Note 3)                          2.2                              (2.2)                                           -
   Common stock repurchased                              (133.5)                           (20.5)                          (154.0)
   Common stock options and
     benefit plans                                         28.9                                                              28.9
   Stock dividend by
     Kansas City Southern
     Industries, Inc. (Note 3)                            104.6             (104.6)                                           -
                                      ------------   -------------     -------------    -----------     ------------    -----------
Balance at
  September 30, 2000                  $      2.2     $        -        $          -     $  973.5        $   127.6       $ 1,103.3
                                      ============   =============     =============    ===========     ============    ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. In the opinion of the management of Stilwell Financial Inc. (the "Company" or "Stilwell"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 1999 and September 30, 2000, the results of operations for the three and nine months ended September 30, 1999 and 2000, and cash flows for the nine months ended September 30, 1999 and 2000.

The primary entities comprising Stilwell as of September 30, 2000 were: Janus Capital Corporation ("Janus"), an approximate 82.3% owned subsidiary; Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary; Berger LLC, of which SMI owns 100% of the preferred limited liability interests and approximately 88% of the regular limited liability interests; Nelson Money Managers Plc ("Nelson"), an 80% owned subsidiary; and DST Systems, Inc. ("DST"), an equity investment in which SMI holds an approximate 32% interest. Janus is the principal business comprising Stilwell, representing 97% of assets under management at September 30, 2000 and 96% of revenues and 89% of net income (exclusive of one-time gains discussed in Notes 8 and 9 below) for the nine months ended September 30, 2000. Stilwell's businesses offer a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals.

2. The accompanying consolidated condensed financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements for the year ended December 31, 1999 that are presented in an Information Statement included as an exhibit to the Company's Registration Statement on Form 10 dated June 15, 2000 ("Information Statement"). Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year 2000.

Within these consolidated condensed financial statements and accompanying notes, historical transactions and events (i.e., that period of time prior to July 12,
2000) involving the financial services segment of Kansas City Southern Industries, Inc. ("KCSI"), which is now Stilwell, are discussed as if Stilwell were the entity involved in the transaction or event, unless otherwise indicated. In addition, intercompany transactions between Stilwell and KCSI up to and including July 12, 2000 are reflected as dividends to or transfers from KCSI.

3. On June 14, 2000, the KCSI Board of Directors approved the spin-off of its wholly-owned financial services subsidiary, Stilwell, to KCSI's common stockholders. Stilwell received approval to have its common stock listed on the New York Stock Exchange under the symbol "SV". On July 12, 2000, the spin-off was completed through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 (the "Spin-off"). Stockholders of record received two shares of Stilwell common stock for every one share of KCSI common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786. Immediately prior to the Spin-off, the Stilwell Board of Directors ("Stilwell Board") declared a 222,999.786-to-1 stock split effected in the form of a stock dividend to provide a sufficient number of shares for the Spin-off. All share and per share information has been restated to reflect this stock split, as has the stockholders' equity information as of September 30, 2000. Additionally, the Stilwell Board changed the par value of Stilwell common stock to $0.01 and increased the number of common shares authorized to 1,000,000,000. The Stilwell Board also authorized 10,000,000 shares of blank series $1.00 par Preferred Stock, none of which has been issued.

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

4. The effect of stock options represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. Incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share totaled 5,889,224 and 1,963,075 for the three and nine months ended September 30, 2000, respectively. Because there were no Stilwell options issued prior to July 12, 2000, the computations for the number of shares to be used in the denominator are the same for basic and diluted earnings per share in the three and nine month periods ended September 30, 1999. For the three and nine month periods ended September 30, 2000, the weighted average of options to purchase 135,350 and 45,117 shares of Stilwell common stock, respectively, were excluded from the respective computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares.

The only adjustments that currently affect the numerator of the Company's diluted earnings per share computations include potentially dilutive securities at subsidiaries and affiliates. These adjustments totaled $1.6 million and $3.4 million for the three and nine months ended September 30, 1999, respectively, and $2.9 million and $7.9 million for the three and nine months ended September 30, 2000, respectively.

5. Investments in unconsolidated affiliates accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. The Company's approximately 32% equity interest in DST was its primary equity investment at September 30, 2000.

Condensed consolidated financial information for DST is shown below:

                                   December 31, 1999        September 30, 2000
                                   -----------------        ------------------
    Percentage ownership                    32.1%                   32.4%
    Carrying value                   $     470.2             $     535.7
    Equity in DST net assets         $     470.2             $     535.7
    Fair market value (a)            $   1,547.7             $   2,383.1

    Financial Condition:
      Current assets                 $     464.5             $     437.6
      Non-current assets                 1,861.8                 2,145.8
                                   ----------------        ------------------
          Total assets               $   2,326.3             $   2,583.4
                                   ================        ==================

      Current liabilities            $     285.8             $     253.4
      Non-current liabilities              576.9                   681.0
      Stockholders' equity               1,463.6                 1,649.0
                                   ----------------        ------------------
          Total liabilities and
            stockholders' equity     $   2,326.3             $   2,583.4
                                   ================        ==================

                                                  Three months                      Nine months
                                              ended September 30,               ended September 30,
                                          ----------------------------     -----------------------------
                                              1999            2000             1999           2000 (b)
                                          ------------    ------------     ------------    -------------
        OPERATING RESULTS:
           Revenues                       $   304.6       $   335.5        $   908.3        $  1,012.9
           Costs and expenses             $   256.3       $   269.6        $   758.7        $    819.2
           Net income                     $    33.9       $    44.8        $   100.9        $    148.2

(a)    Based on DST's closing price on the New York Stock Exchange.
(b) Net income includes after-tax gains of approximately $14.7 million from settlement of litigation with a former DST equity affiliate and sales of marketable securities.

During  the  nine  months  ended  September  30,  2000,  the  Company   recorded
approximately $17.4 million in goodwill relating to the DST investment. This goodwill resulted from DST stock repurchases.

6. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with an initial maturity of generally three months or less, including investments in money market mutual funds, to be cash equivalents. Cash and cash equivalents of Janus (totaling $123.1 million and $244.7 million at September 30, 1999 and 2000, respectively) are generally used to fund its operations and to pay dividends. Pursuant to contractual arrangements between Stilwell and certain Janus minority stockholders, Janus has distributed at least 90% of its net income to its stockholders each year.

        Supplemental Cash Flow Information (in millions):

                                                            Nine months
                                                        ended September 30,
                                                    ----------------------------
                                                       1999              2000
                                                    ----------        ----------
        Interest paid                               $    1.1          $    3.8
        Income taxes paid to KCSI                   $   81.3          $  175.9

Noncash Investing and Financing Activities:

Company subsidiaries and affiliates hold various investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). The Company records its proportionate share of any FAS 115 unrealized gains or losses related to these investments, net of deferred income taxes, in stockholders' equity as accumulated other comprehensive income. For the three months ended September 30, 1999, the Company recorded its proportionate share of the loss in the market value of these investments of $22.5 million ($13.9 million net of deferred income taxes). For the nine months ended September 30, 1999, the Company reported a gain of $7.3 million ($4.5 million net of deferred income taxes). For the three and nine month periods ended September 30, 2000, the Company recorded its proportionate share of the gain in market value of these investments from December 31, 1999 of $27.5 million and $37.1 million, respectively, ($17.0 million and $22.9 million, respectively, net of deferred income taxes).

Similar to the FAS 115 unrealized gains or losses, foreign currency translation adjustments affect accumulated other comprehensive income. Accumulated other comprehensive income increased as a result of foreign currency translation adjustments by $1.6 million during the three months ended September 30, 1999, but declined by $0.2 million for the nine months ended September 30, 1999. Accumulated other comprehensive income declined as a result of foreign currency translation adjustments by $0.6 million and $3.2 million for the three and nine months ended September 30, 2000, respectively.

Taking into consideration these FAS 115 and foreign currency translation adjustments, the Company reported comprehensive income of $67.1 million and $214.9 million for the three and nine months ended September 30, 1999, respectively, and $186.6 million and $529.2 million for the three and nine months ended September 30, 2000, respectively.

During the nine months ended September 30, 2000, Stilwell recorded approximately $3.6 million directly to stockholders' equity representing Stilwell gains resulting from issuances of stock by Janus. The shares issued by Janus were available as a result of repurchases from stockholders. Stilwell had previously recognized gains (in its Statement of Income) relating to these shares upon their initial issuance.

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

The New Credit Facility includes a facility fee of 0.15% per annum and a utilization fee of 0.125% per annum on the amount of outstanding loans for each day on which the aggregate utilization of the New Credit Facility exceeds 33% of the aggregate commitments of the various lenders. Additionally, the New Credit Facility contains, among other provisions, various financial covenants, which could restrict maximum utilization of the New Credit Facility.

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

Subsequent to the repurchase of these shares from Stilwell, Janus granted 35,660 restricted shares of its common stock to certain Janus employees pursuant to
restricted  stock  agreements.   This  issuance  reduced  Stilwell's   ownership
percentage to slightly below 81.5% (prior to consideration of the shares repurchased in connection with the departure of Janus' Chief Investment Officer
- see Note 13 below).

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the SEC's interpretations of generally accepted accounting principles relating to revenue recognition. The provisions of SAB 101 are effective in the fourth quarter of fiscal years beginning after December 15, 1999 and the provisions are to be retroactively applied to the entire year. The adoption of SAB 101 did not have a material impact on Stilwell's financial statements.

11. A stock purchase agreement with Thomas H. Bailey ("Mr. Bailey"), Janus' Chairman, President and Chief Executive Officer, and another Janus stockholder (the "Janus Stock Purchase Agreement") and certain restriction agreements with other Janus minority stockholders contain, among other provisions, mandatory put rights whereby under certain circumstances, Stilwell would be required to purchase the minority interests of such Janus minority stockholders at a fair market value purchase price equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, or in some circumstances as determined by an independent appraisal. Under the Janus Stock Purchase Agreement, termination of Mr. Bailey's employment could require a purchase and sale of the Janus common stock held by him. If other minority holders terminated their employment, some or all of their shares also could be subject to mandatory purchase and sale obligations. Certain other minority holders who continue their employment also could exercise puts. If all of the mandatory purchase and sale provisions and all the puts under such Janus minority stockholder agreements were implemented, Stilwell would have been required to pay approximately $821 million as of September 30, 2000, compared to $789 million, $447 million and $337 million at December 31, 1999, 1998 and 1997, respectively. In the future these amounts may be higher or lower depending on Janus' earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights. Under the restriction agreements with certain other Janus minority stockholders, payment for the purchase of the respective minority interests is to be made 30 days after the later to occur of (i) receiving notification of exercise of the put rights or (ii) determination of the purchase price through an independent appraisal process.

The Janus Stock Purchase Agreement and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of Stilwell or KCSI, Stilwell may be required to purchase such holders' Janus stock or, as to the stockholders that are parties to the Janus Stock Purchase Agreement, at such holders' option, to sell its stock of Janus to such minority stockholders. For purposes of the Janus Stock Purchase Agreement, a Change in Ownership may occur only through a change in the composition of the Stilwell Board not approved by the pre-existing Stilwell Board, or a change in stock ownership not approved by the pre-existing Stilwell Board. The fair market value price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. If Stilwell had been required to purchase the holders' Janus common stock after a Change in Ownership as of September 30, 2000, the purchase price would have been approximately $1.5 billion.

Stilwell would account for any such purchase as the acquisition of a minority interest under Accounting Principles Board Opinion No. 16, Business Combinations.

As of September 30, 2000, Stilwell had $200 million in credit facilities available and had cash balances at the Stilwell holding company level in excess of $255 million. The market value of Stilwell's 32% investment in DST was approximately $2.4 billion using DST's closing price on the New York Stock Exchange on September 30, 2000. To the extent that available credit facilities, existing cash balances and proceeds from the liquidation of Stilwell's investment in DST were insufficient to fund its purchase obligations, Stilwell had access to the capital markets and, with respect to the Janus Stock Purchase Agreement, had 120 days to raise additional sums.

12. On July 25, 2000, the Stilwell Board authorized the expenditure of up to $1 billion to repurchase shares of Stilwell common stock over the next two years. Stilwell is repurchasing shares under this program through open market transactions. If all of the authorized shares were repurchased at the prevailing market price of Stilwell common stock as of July 25, 2000, the repurchase program would result in an approximate 9% reduction to the 223 million shares of common stock originally outstanding. The number of shares repurchased will depend on various factors, including the price of the stock and market conditions. Stilwell expects to fund the share repurchase program from its cash flow and other available sources of funds.

Through September 30, 2000, Stilwell repurchased approximately 3.1 million shares of its common stock for an aggregate cost of approximately $150 million.

13. On September 25, 2000, the Chief Investment Officer and Director of Research of Janus, James P. Craig, III ("Mr. Craig"), left Janus to manage money for a new charitable foundation established by Mr. Craig and his wife. Mr. Craig's responsibilities have been assumed by Janus' Executive Investment Committee ("Committee"), a group formed by Mr. Craig over a year ago and comprised of several portfolio managers and Mr. Bailey. Mr. Craig had previously been identified as the successor to Mr. Bailey in the event that Mr. Bailey left Janus. Although no formal succession plan has yet been adopted, Stilwell believes that there are several officers at Janus who would be capable of succeeding Mr. Bailey should the need for that arise.

Janus purchased Mr. Craig's shares of Janus at the fair market value (approximately $78 million) as set forth in a stock restriction agreement and funded this purchase from its existing cash. Upon Janus' repurchase of these shares, Stilwell's ownership percentage of Janus increased to approximately 82.3%. Stilwell records this type of transaction under the purchase method of accounting. After this transaction, more than 265,000 shares of Janus common stock are available for use in connection with Janus' Long Term Incentive Plan. Upon issuance of all of these shares in future years, Stilwell's ownership interest in Janus will be 80.1%.

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

Stilwell, a Delaware Corporation formed in 1998 by Kansas City Southern Industries, Inc. ("KCSI"), is a holding company for a group of businesses and investments in the financial services industry, including the following:

o Janus Capital Corporation ("Janus"),  an approximately 82.3% owned subsidiary;
o Stilwell  Management, Inc. ("SMI"), a wholly-owned  subsidiary;
o Berger LLC ("Berger"), of which SMI owns 100% of the preferred limited liability company interests and approximately 88% of the regular limited liability company interests;
o Nelson Money Managers Plc ("Nelson"), an 80% owned subsidiary;
o DST  Systems,  Inc.  ("DST"),  an  equity  investment  in  which  SMI  owns an
approximate  32%  interest;   and  o  various  other   subsidiaries  and  equity
investments.

Within this Management's Discussion and Analysis of Financial Condition and Results of Operations, historical transactions and events (i.e., that period of time prior to July 12, 2000) involving the financial services segment of KCSI, which is now Stilwell, are discussed as if Stilwell were the entity involved in the transaction or event, unless otherwise indicated. In addition, intercompany transactions between Stilwell and KCSI up to and including July 12, 2000 are reflected as dividends to or transfers from KCSI.

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

The New Credit Facility includes a facility fee of 0.15% per annum and a utilization fee of 0.125% per annum on the amount of outstanding loans for each day on which the aggregate utilization of the New Credit Facility exceeds 33% of the aggregate commitments of the various lenders. The New Credit Facility contains, among other provisions, various financial covenants, which could restrict maximum utilization of the New Credit Facility.

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

Subsequent to the repurchase of these shares from Stilwell, Janus granted 35,660 restricted shares of its common stock to certain Janus employees pursuant to
restricted  stock  agreements.   This  issuance  reduced  Stilwell's   ownership
percentage to slightly below 81.5% (prior to consideration of any shares repurchased in connection with the departure of Janus' Chief Investment Officer
- see below).

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

Common Stock Repurchase Program. On July 25, 2000, the Stilwell Board authorized the expenditure of up to $1 billion to repurchase shares of Stilwell common stock over the next two years. Stilwell is repurchasing shares under this program through open market transactions. If all of the authorized shares were repurchased at the prevailing market price of Stilwell common stock as of July 25, 2000, the repurchase program would result in an approximate 9% reduction to the 223 million shares of common stock originally outstanding. The number of shares repurchased will depend on various factors, including the price of the stock and market conditions.

Through September 30, 2000, Stilwell repurchased approximately 3.1 million shares of its common stock for an aggregate cost of approximately $150 million. Stilwell expects to fund the share repurchase program from its cash flow and other available sources of funds.

Departure of Janus' Chief Investment Officer. On September 25, 2000, the Chief Investment Officer and Director of Research of Janus, James P. Craig, III ("Mr. Craig"), left Janus to manage money for a new charitable foundation established by Mr. Craig and his wife. Mr. Craig's responsibilities were assumed by Janus' Executive Investment Committee ("Committee"), a group formed by Mr. Craig over a year ago and comprised of several portfolio managers and Thomas H. Bailey ("Mr. Bailey"). Mr. Craig had previously been identified as the successor to Mr. Bailey in the event that Mr. Bailey left Janus. Although no formal succession plan has yet been adopted, Stilwell believes that there are several officers at Janus who would be capable of succeeding Mr. Bailey should the need for that arise.

Janus purchased (with existing cash) Mr. Craig's shares of Janus at the fair market value (approximately $78 million) as set forth in a stock restriction agreement. Upon Janus' repurchase of these shares, Stilwell's ownership percentage of Janus increased to approximately 82.3%. Stilwell records this type of transaction under the purchase method of accounting. After this transaction, more than 265,000 shares of Janus common stock are available for use in connection with Janus' Long Term Incentive Plan. Upon issuance of all of these shares in future years, Stilwell's ownership interest in Janus will be 80.1%.

Stilwell Stock Added to the S&P 500 Index. Effective with the Spin-off, Standard and Poors (S&P) Financial Information Services announced that it was adding Stilwell to its S&P 500 index. Management believes that the Company's inclusion in this index of leading U.S. companies will have a positive long-term impact on the Stilwell stock and help build the Company's shareholder base.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared With the Three Months Ended September 30, 1999

The  Company's  revenues,  operating  income  and net  income  (with  subsidiary
information  exclusive  of  holding  company  amortization   attributed  to  the
respective subsidiary) were as follows (dollars in millions):

                                                                 Three months
                                                              ended September 30,
                                                  -------------------------------------------
                                                       1999                        2000
                                                  ---------------            ----------------
Revenues:
  Janus                                               $  296.6                   $  584.6
  SMI and Berger                                          10.4                       19.4
  Other                                                    4.2                        5.5
                                                  ---------------            ----------------
    Total                                             $  311.2                   $  609.5
                                                  ===============            ================
Operating Income (Loss):
  Janus                                               $  137.9                   $  289.4
  SMI and Berger                                           -                          7.6
  Other                                                   (5.1)                      (4.6)
                                                  ---------------            ----------------
    Total                                             $  132.8                   $  292.4
                                                  ===============            ================
Net Income (Loss):
  Janus                                               $   73.5                   $  151.1
  SMI and Berger (i)                                       0.9                        5.3
  DST                                                     10.1                       13.5
  Other                                                   (1.8)                       0.2
                                                  ---------------            ----------------
    Total                                             $   82.7                   $  170.1
                                                  ===============            ================

(i)      Net income from SMI and Berger does not include DST.

Assets Under Management as of September 30, 1999, December 31, 1999 and September 30, 2000 were as follows (in billions):

                                                      September 30,           December 31,          September 30,
                                                          1999                   1999                   2000
                                                     ---------------       -----------------       ---------------
       JANUS:
         Janus Advised Funds:
           Janus Investment Fund                         $  114.6              $  171.8              $  203.9
           Janus Aspen Series (i)                            10.9                  17.4                  25.8
           Janus Adviser Series (i)                           -                     -                     1.6
           Janus Money Market Funds                           6.5                   9.4                  11.4
           Janus World Funds Plc                              0.8                   1.4                   4.1
                                                     ---------------       -----------------       ---------------
             Total Janus Advised Funds                      132.8                 200.0                 246.8

         Janus Sub-Advised Funds and
             Private Accounts                                32.2                  49.5                  58.6
                                                     ---------------       -----------------       ---------------
           Total Janus                                      165.0                 249.5                 305.4
                                                     ---------------       -----------------       ---------------

       BERGER:
         Berger Advised Funds                                 4.1                   6.1                   7.7
         Berger Sub-Advised Funds and
            Private Accounts                                  0.3                   0.5                   1.1
                                                     ---------------       -----------------       ---------------
           Total Berger                                       4.4                   6.6                   8.8
                                                     ---------------       -----------------       ---------------
       NELSON                                                 1.2                   1.3                   1.3
                                                     ---------------       -----------------       ---------------
         Total Assets Under Management                   $  170.6              $  257.4              $  315.5
                                                     ===============       =================       ===============

(i) On July 31, 2000, shareholders of the Retirement Shares of the Janus Aspen Series approved a spin-off of such shares to form the Janus Adviser Series, which eliminated the requirement that the Retirement Shares be sold only to certain qualified retirement plans.

The Company earned $170.1 million in third quarter 2000 compared to $82.7 million in third quarter 1999, a 106% improvement quarter to quarter. Average assets under management increased 97% compared to prior year's third quarter (from $164.8 billion to $324.2 billion), leading to a 96% increase in revenues (to $609.5 million) and a 120% increase in operating income (to $292.4 million). Additionally, operating margins improved from 42.7% to 48.0%, indicative of the revenue growth and effective cost management at the various subsidiaries.

Assets under management increased to $315.5 billion as of September 30, 2000 compared to $257.4 billion as of December 31, 1999 and $170.6 billion as of September 30, 1999. During third quarter 2000, net cash inflows totaled $8.5 billion and were more than 7% higher than the $7.9 billion in third quarter 1999. These cash inflows were largely offset by market depreciation of $6.0 billion during the quarter, which reflects the decline in various segments of the U.S. equity markets for that period. See the brief discussions of Janus, Berger and Nelson separately below.

Investment management fees increased 98% quarter to quarter, reflecting the growth in assets under management. Aggregate investment management fees continued to total approximately 61-62 basis points of average assets under management. Shareowner servicing fees and other revenues increased $49.8 million compared to prior year's third quarter, primarily due to increases in assets under management, shareowner accounts and assets in the Janus World Funds Plc ("Janus World Funds").

Stilwell's operating margins improved in third quarter 2000, indicative of efforts by the management of Stilwell's subsidiaries to control expenditures. Operating expenses totaled $317.1 million for the three months ended September
30, 2000 compared to $178.4 million in the prior year quarter. Operating expenses with notable increases quarter to quarter included the following: i) compensation, primarily related to increases in investment performance-based incentive compensation and the number of employees; ii) third party concession fees resulting from a growth in the level of assets distributed through these channels; iii) marketing and promotion, largely fulfillment-related; iv) depreciation arising from Janus' infrastructure enhancement efforts over the last two years (approximately $93.2 million in capital expenditures during 2000 alone); v) amortization of deferred commission payments in connection with the sales of class B shares in the Janus World Funds; and vi) professional services fees associated with web development and maintenance efforts. Other expenses increased quarter to quarter, largely in support of Janus' growing operations, facilities and employee numbers.

Third quarter 2000 equity earnings from DST were $14.3 million versus $10.9 million in third quarter 1999. This improvement was largely attributable to higher earnings in DST's financial services and output solutions segments. Consolidated DST revenues increased 10.1% due to a higher number of shareowner accounts serviced (totaling 65.1 million at September 30, 2000 versus 54.8 million at September 30, 1999 and 63.9 million at June 30, 2000) and images produced and statements mailed (increases of 18% and 6%, respectively, since prior year third quarter). Consolidated operating margins improved to 19.6% during third quarter 2000 versus 15.9% in comparable 1999.

Other, net increased to $10.7 million for the three months ended September 30, 2000 versus $9.3 million in comparable 1999. This increase was primarily attributable to interest income on money market accounts.

Nine Months Ended September 30, 2000 Compared With the Nine Months Ended
                           September 30, 1999

The  Company's  revenues,  operating  income  and net  income  (with  subsidiary
information  exclusive  of  holding  company  amortization   attributed  to  the
respective subsidiary) were as follows (dollars in millions):


                                                   Nine Months
                                               Ended September 30,

                                   --------------------------------------------
                                        1999                      2000 (i)
                                   ---------------            -----------------
Revenues:
  Janus                                $  786.6                 $  1,648.7
  SMI and Berger                           27.9                       52.6
  Other                                    12.2                       16.3
                                   ---------------            -----------------
    Total                              $  826.7                 $  1,717.6
                                   ===============            =================

Operating Income (Loss):
  Janus                                $  362.7                 $    794.4
  SMI and Berger                            0.2                       17.3
  Other                                   (17.4)                     (18.6)
                                   ---------------            -----------------
    Total                              $  345.5                 $    793.1
                                   ===============            =================

Net Income (Loss):
  Janus                               $   190.7                 $    413.6
  SMI and Berger (ii)                       2.4                       14.5
  DST                                      29.9                       44.4
  Other                                    (8.4)                      38.0
                                   ---------------            -----------------
    Total                             $   214.6                 $    510.5
                                   ===============            =================

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

For the nine months ended September 30, 2000, Stilwell reported earnings of $510.5 million, a 138% increase over the nine months ended September 30, 1999. Exclusive of the first quarter 2000 one-time gains discussed in "Significant Developments" above, earnings improved $253.5 million, or 118%, compared to the nine months ended September 30, 1999. This increase was attributable to significant revenue growth (driven by higher average assets under management), improved operating margins and an increase in equity earnings period to period.

Year to date 2000 revenues improved 108% to $1,717.6 million versus $826.7 million for the nine months ended September 30, 1999. Average assets under management increased 109% period to period - from $147.1 billion to $307.6 billion - due to net cash inflows and market appreciation. Since September 30, 1999, Stilwell subsidiaries experienced net cash inflows and market appreciation of $91.3 billion and $53.6 billion, respectively. As of September 30, 2000, open shareowner accounts exceeded 6.3 million (an increase of 58% compared to September 30, 1999).

Operating margins improved period to period (from 41.8% to 46.2%), mirroring the strong improvement quarter to quarter. Higher operating expenses were evident in the same cost components noted in the third quarter 2000 discussion above. Compensation and third party concession costs were approximately 36% of total Stilwell revenues during the nine months ended September 30, 2000 compared to approximately 38% in 1999. With the numerous infrastructure enhancements throughout 1999 and 2000, together with increased deferred commission payments

($22.9 million through September 30, 1999 versus $63.2 million through September 30, 2000), depreciation and amortization has more than doubled period to period. Additionally, the dramatic increase in assets under management during the first half of 2000 generated significant shareowner activity, thereby requiring substantial professional services fees for temporary employee help. The rate of increase in the remaining operating expenses on a combined basis continues to trail the rate of revenue growth, highlighting subsidiary management efforts to maintain competitive operating margins.

Equity earnings from DST totaled $47.9 million for year to date 2000 versus $32.4 million in comparable 1999. Year to date 2000 DST equity earnings include approximately $4.7 million (pretax) in gains representing the Company's proportionate share of a litigation settlement and sales of marketable securities recorded by DST in the first half of 2000. Exclusive of these DST items, the equity in net earnings of DST improved 33% over the nine months ended September 30, 1999. Improvements in revenues and operating margins, together with the non-recurring items discussed above, drove this increase period to period.

Other, net of $32.1 million through September 30, 2000 exceeded the prior year period by $13.6 million, primarily due to interest income, gains from sales of investments in advised funds and a $2.3 million gain resulting from Berger's sale of its joint venture, BBOI Worldwide LLC.

A brief discussion of significant Janus, Berger and Nelson items during the nine months ended September 30, 2000 follows:

       JANUS

       Janus revenues are largely dependent on the total value and composition of assets under management, which are primarily invested in domestic and international equity and debt securities. During the three months ended September 30, 2000, assets under management increased by $1.6 billion due to net cash inflows of $7.9 billion, offset by market depreciation of $6.3 billion. Total Janus open shareowner accounts increased to 6.0 million from 3.7 million at September 30, 1999, a 62% increase. Full-time employees increased 51% from approximately 1,950 at September 30, 1999 to 2,940 at September 30, 2000.

       For the nine months ended September 30, 2000, assets under management increased 22% to $305.4 billion due to net cash inflows of $67.7 billion, partially offset by market depreciation of $11.8 billion. Of the $67.7 billion in net cash inflows, approximately 56% were received in the Janus Investment Fund - the component of total flows frequently reported in industry journals. The remaining 44% of cash inflows were received through other channels.

       In September 2000, Janus announced the closing of the Janus Fund, its $48 billion flagship equity product. Earlier in 2000, Janus closed four other funds, including Janus Global Technology Fund, Janus Worldwide Fund, Janus Global Life Sciences Fund and Janus Olympus Fund. These fund closings reflect the ongoing focus of Janus to act in its shareowners' best interests by ensuring that funds do not grow to a size at which the ability to capitalize on suitable investment opportunities is restricted. Further evidencing its focus on shareowners, Janus broadened its portfolio offerings during 2000 by introducing Janus Strategic Value Fund and Janus Orion Fund.

       These increases generally reflect continued growth through net cash inflows and competitive levels of expenses and fees compared to industry standards. Additionally, Janus' operating margins consistently surpass industry standards, reflecting a well-planned cost structure and effective monitoring of that structure by Janus management.

       BERGER

       Berger assets under management increased 33% during the nine months ended September 30, 2000 and 100% since September 30, 1999. These increases reflect net cash inflows and market appreciation during the periods.

       Shareowner accounts improved approximately 9% during the nine months ended September 30, 2000, reversing the trend of declining numbers of accounts experienced during the previous two years. Improved investment performance, together with an expanding product offering since 1997, is largely responsible for the increase in shareowner accounts. Bolstered by the growth in assets under management and shareowner accounts, and coupled with a focus on cost containment, Berger's operating margins have improved significantly over prior years (improving to approximately 32.9% for the nine months ended September 30, 2000), moving closer to industry averages.

       NELSON

       Nelson's assets under management increased 22% to (pound)918 million as of September 30, 2000 from (pound)750 million at September 30, 1999. Beginning in first quarter 1999, Nelson initiated expansion efforts throughout the United Kingdom and this project is ongoing. The Company expects that during this phase of Nelson's development, Nelson will operate at a loss as the rate of growth in expenses will exceed that of revenues (primarily due to increases in the number of employees and marketing efforts). These losses, however, are not expected to have a material impact Stilwell's results of operations or financial position.

TRENDS AND OUTLOOK

Due to strong growth in assets under management and shareowner accounts - primarily at Janus - the Company's third quarter and year to date 2000 operating income and net income each increased by more than 105% compared to the same 1999 periods and by more than 12% compared to second quarter 2000. These improvements are a result of revenue increases and higher operating margins during both periods in 2000 compared to the 1999 periods.

A current outlook for the Company's businesses for the remainder of 2000 is heavily dependent on prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equity markets, can have a material impact on Stilwell's results of operations, financial condition and cash flows. Additionally, Stilwell results are affected by the relative performance of Janus, Berger and Nelson products, introduction and market reception of new products, the closing of existing funds to new investors, as well as other factors, including increases in the rate of return of alternative investment products, increasing competition as the number of mutual funds continues to grow and changes in marketing and distribution channels. (Also, refer to the first paragraph of the "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments in general.)

Based on a higher level of assets under management starting the fourth quarter, revenues for the remainder of 2000 are expected to exceed prior year periods subject to market conditions and other factors. Management expects ongoing margin pressure as efforts continue to ensure that the operational and administrative infrastructure consistently meets the high standards of quality and service historically provided to investors.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):

                                            Nine months ended September 30,
                                          ------------------------------------
                                               1999                   2000
                                          --------------         -------------
CASH FLOWS PROVIDED BY (USED FOR):
    Operating activities                     $  243.0              $  664.7
    Investing activities                        (38.2)               (185.5)
    Financing activities                       (123.3)               (274.5)
                                          --------------         -------------
      Net increase                               81.5                 204.7
      At beginning of year                      138.5                 324.1
                                          --------------         -------------
      At end of period                       $  220.0              $  528.8
                                          ==============         =============

During the nine months ended September 30, 2000, the Company's consolidated cash position increased $204.7 million from December 31, 1999. This increase resulted primarily from higher earnings and positive fluctuations in working capital components. These increases were partially offset by property acquisitions, repayments of long-term debt, investment in affiliates, common stock repurchases and payments of deferred commissions in connection with the Janus World Funds B share arrangements.

Net operating cash inflows for the nine months ended September 30, 2000 were $664.7 million compared to inflows of $243.0 million in the same 1999 period. This $421.7 million improvement was chiefly attributable to higher net income and increases in liabilities due to timing of payments associated with federal income taxes and distributions payable to Janus minority shareholders, partially offset by an increase in payments of deferred commissions period to period.

Net investing cash outflows were $185.5 million during the nine months ended September 30, 2000 compared to $38.2 million during the comparable 1999 period. This difference results primarily from the following items: i) a $67.8 million increase in capital expenditures - $67 million by Janus - in connection with infrastructure enhancement efforts and ii) a $71.8 million increase in investments in affiliates, largely attributable to the purchase of Janus common stock from Mr. Craig (as discussed in "Significant Developments" above).

Through September 30, 2000, financing cash outflows were used primarily for the repurchase of Stilwell common stock and repayment of indebtedness that was assumed from KCSI in connection with the New Credit Facility as discussed in "Significant Developments" above. For the nine months ended September 30, 1999, net activity with KCSI resulted in cash payments to KCSI of $89.8 million, representing dividends received by Stilwell from Janus and Berger treated as passed through to KCSI (after satisfaction of ongoing Stilwell operational obligations), as well as repayments of indebtedness to KCSI. Distributions to minority stockholders were lower in 2000 versus 1999 due to the timing of dividend payments by Janus.

Cash flows from operations are expected to increase during the remainder of 2000 from positive operating income, which has historically resulted in favorable operating cash flows. Investing activities will continue to use cash as the various subsidiaries - led by Janus - continue efforts to strengthen their infrastructures. Additionally, deferred commissions resulting from investor purchases of class B shares in the Janus World Funds totaled $63.2 million through September 30, 2000 and management expects that such class B share purchases will continue to grow in future periods.

In addition to operating cash flows, the Company has financing available through its New Credit Facility, with a maximum borrowing amount of $200 million, all of which was available as of September 30, 2000. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's credit facility may be restricted. Stilwell, as a continuation of its practice of providing credit facilities to its subsidiaries, has provided an intercompany credit facility to Janus for use by Janus for general corporate purposes, effectively reducing the amount of credit available for Stilwell's other purposes. Stilwell may also require additional capital sooner than anticipated to the extent that Stilwell's operations do not progress as anticipated or if certain put rights are exercised by Janus minority stockholders (see below). Stilwell intends to obtain any additional financing for general corporate purposes on substantially the same terms and conditions as the New Credit Facility and, prior to expiration of the New Credit Facility, expects to either renew the existing arrangement or negotiate a new facility.

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

OTHER

Minority Purchase Agreements. A stock purchase agreement with Mr. Bailey, Janus' Chairman, President and Chief Executive Officer, and another Janus stockholder (the "Janus Stock Purchase Agreement") and certain restriction agreements with other Janus minority stockholders contain, among other provisions, mandatory put rights whereby under certain circumstances, Stilwell would be required to purchase the minority interests of such Janus minority stockholders at a fair market value purchase price equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, or in some circumstances as determined by an independent appraisal. Under the Janus Stock Purchase Agreement, termination of Mr. Bailey's employment could require a purchase and sale of the Janus common stock held by him. If other minority holders terminated their employment, some or all of their shares also could be subject to mandatory purchase and sale obligations. Certain other minority holders who continue their employment also could exercise puts. If all of the mandatory purchase and sale provisions and all the puts under such Janus minority stockholder agreements were implemented, Stilwell would have been required to pay approximately $821 million as of September 30, 2000, compared to $789 million, $447 million and $337 million at December 31, 1999, 1998 and 1997, respectively. In the future, these amounts may be higher or lower depending on Janus' earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights. Under the restriction agreements with certain other Janus minority stockholders, payment for the purchase of the respective minority interests is to be made 30 days after the later to occur of (i) receiving notification of exercise of the put rights or (ii) determination of the purchase price through an independent appraisal process.

The Janus Stock Purchase Agreement and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of Stilwell or KCSI, Stilwell may be required to purchase such holders' Janus stock or, as to the stockholders that are parties to the Janus Stock Purchase Agreement, at such holders' option, to sell its stock of Janus to such minority stockholders. For purposes of the Janus Stock Purchase Agreement, a Change in Ownership may occur only through a change in the composition of the Stilwell Board not approved by the pre-existing Stilwell Board, or a change in stock ownership not approved by the pre-existing Stilwell Board. The fair market value price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. If Stilwell had been required to purchase the holders' Janus common stock after a Change in Ownership as of September 30, 2000, the purchase price would have been approximately $1.5 billion.

Stilwell would account for any such purchase as the acquisition of a minority interest under Accounting Principles Board Opinion No. 16, Business Combinations.

As of September 30, 2000, Stilwell had $200 million in credit facilities available and had cash balances at the Stilwell holding company level in excess of $255 million. The market value of Stilwell's 32% investment in DST was approximately $2.4 billion using DST's closing price on the New York Stock Exchange on September 30, 2000. As discussed in the Information Statement filed with Stilwell's Registration Statement on Form 10 dated June 15, 2000, although the Company has no intention of converting the DST investment into cash, management believes that, if cash were needed to fund the purchase of Janus common stock from minority stockholders, it could liquidate its investment in DST within 120 days. To the extent that available credit facilities, existing cash balances and proceeds from the liquidation of Stilwell's investment in DST were insufficient to fund its purchase obligations, Stilwell had access to the capital markets and, with respect to the Janus Stock Purchase Agreement, had 120 days to raise additional sums.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the SEC's interpretations of generally accepted accounting principles relating to revenue recognition. The provisions of SAB 101 are effective in the fourth quarter of fiscal years beginning after December 15, 1999 and the provisions are to be retroactively applied to the entire year. The adoption of SAB 101 did not have a material impact on Stilwell's financial statements.

--------------------------------------------------------------------------------


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

Item 6.           Exhibits and Reports On Form 8-K

a)   Exhibits

          Exhibit 10.1 -   Amendment of Employment Agreement between Joseph D.
                           Monello and Stilwell Financial Inc. dated
                           October 20, 2000, is hereby incorporated by reference as Exhibit 10.1

          Exhibit 27.1 -   Financial Data Schedule

b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated June 29, 2000 under Item 5, reporting that Stilwell mailed a letter to the participants of the Stilwell Financial Inc. Employee Stock Ownership Plan (ESOP) that described an amendment to the Stilwell ESOP.

The Company filed a Current Report on Form 8-K dated July 21, 2000 under Item 5, reporting that Stilwell issued a news release concerning the announcement of financial results for the three and six months ended June 30, 2000.

The Company filed a Current Report on Form 8-K dated July 25, 2000 under Item 5, reporting that Stilwell issued a news release concerning the announcement of a $1 billion stock repurchase program to be completed over a period of two years.

The Company filed a Current Report on Form 8-K dated July 31, 2000 under Item 5, reporting total assets under management by its subsidiaries Janus Capital Corporation, Berger LLC and Nelson Money Managers Plc as of July 31, 2000.

The Company filed a Current Report on Form 8-K dated August 31, 2000 under Item 5, reporting total assets under management by its subsidiaries Janus Capital Corporation, Berger LLC and Nelson Money Managers Plc as of August 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 14, 2000.

                              Stilwell Financial Inc.




                              /S/ ANTHONY P. MCCARTHY
                          -------------------------------
                                Anthony P. McCarthy
                              Vice President - Finance
                           (Principal Financial Officer)





                              /S/ DOUGLAS E. NICKERSON
                           ------------------------------
                              Douglas E. Nickerson
                          Vice President and Controller
                         (Principal Accounting Officer)