Form 10-K
period 2000-12-31
STILWELL FINANCIAL INC
filed 2001-03-30
CIK 1065865

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934       For the fiscal year ended December 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934       For the transition period from ____ to ____

                        Commission file number 001-15253

                             STILWELL FINANCIAL INC.

               (Exact name of Company as specified in its charter)

                  Delaware                                    43-1804048
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                            Identification No.)

  920 Main Street, 21st Floor, Kansas City, Missouri             64105
      (Address of principal executive offices)                 (Zip Code)

         Company's telephone number, including area code (816) 218-2400

          Securities registered pursuant to Section 12 (b) of the Act:
                                                        Name of each exchange on
               Title of each class                          which registered
----------------------------------------------------        ----------------

Common Stock, $0.01 Per Share Par Value                  New York Stock Exchange

        Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Company Stock. The Company's common stock is listed on the New York Stock Exchange under the symbol "SV." As of March 12, 2001, 219,061,785 shares of common stock were outstanding. On such date, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $6,052,522,000 (based on the closing price of the common stock on New York Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document                               Part of Form 10-K into which incorporated
----------------------------------     -----------------------------------------
Company's Definitive Proxy Statement               Parts I, III
for the 2001 Annual Meeting of
Shareholders, which will be filed no
later than 120 days after December 31, 2000

                             STILWELL FINANCIAL INC.
                          2000 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                            Page

                                     PART I

Item 1.    Business.......................................................    1
Item 2.    Properties.....................................................    8
Item 3.    Legal Proceedings..............................................    8
Item 4.    Submission of Matters to a Vote of Security Holders............    8
           Executive Officers of the Company..............................    9


                          PART II

Item 5.    Market for the Company's Common Stock and
             Related Shareholder Matters..................................   11
Item 6.    Selected Financial Data........................................   12
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................   14
Item 7(A)  Quantitative and Qualitative Disclosures About Market Risk.....   36
Item 8.    Financial Statements and Supplementary Data....................   38
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..........................   72


                         PART III

Item 10.   Directors and Executive Officers of the Company................   73
Item 11.   Executive Compensation.........................................   73
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management...................................................   73
Item 13.   Certain Relationships and Related Transactions.................   73


                          PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K..................................................   74
           Signatures.....................................................   81

                                     Part I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF COMPANY BUSINESS

     The  information  set forth in response to Item 101 of Regulation S-K under
Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K is incorporated by reference in partial response to this Item 1.

(b)  INDUSTRY SEGMENT FINANCIAL INFORMATION

     Stilwell Financial Inc. (the "Company" or "Stilwell") has three primary business units that produce the revenues and operating income of Stilwell: Janus Capital Corporation ("Janus"), Berger LLC ("Berger") and Nelson Money Managers plc ("Nelson"). These units, together with Stilwell's 33% interest in DST Systems, Inc. ("DST"), comprise over 90% of the net income of the Company. For purposes of segment reporting, Stilwell reports Janus and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell are aggregated as a separate segment.

     Stilwell reports geographic area information with respect to revenues and long-lived assets based on where services are performed. These locations are the United States and the United Kingdom.

     The  information  set forth in response to Item 101 of Regulation S-K under
Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K is incorporated by reference in partial response to this Item 1. See additional information in Note 15 - Segment and Geographic Information to the consolidated financial statements under Part II
Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

(c)  NARRATIVE DESCRIPTION OF THE BUSINESS

     The  information  set forth in response to Item 101 of Regulation S-K under
Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K is incorporated by reference in partial response to this Item 1.

     Stilwell, formed on January 23, 1998, is a diversified, global financial services company with operations through its subsidiaries and affiliates in North America, Europe and Asia. Stilwell's subsidiaries and affiliates are engaged in a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals. The primary entities comprising Stilwell as of December 31, 2000 were:

o Janus, an approximate 82.5% owned subsidiary (prior to Stilwell's expected acquisition of an additional 8% of Janus common stock in the first half of 2001 - see "Recent Developments" in Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K);

o    Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary of Stilwell;

o Berger, of which SMI owns 100% of the Berger preferred limited liability company interests and approximately 87% of the Berger regular limited liability company interests;

o    Nelson, an 80% owned subsidiary; and

o    DST, an approximate 33% equity investment owned by SMI.

     Janus is the principal business comprising Stilwell, representing 97% of assets under management at December 31, 2000 and 96% of revenues and 89% of net income for the year ended December 31, 2000 (exclusive of one-time gains discussed in Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K).

     On June 14, 2000, the Board of Directors of Kansas City Southern Industries, Inc. ("KCSI") approved the spin-off of its wholly-owned financial services subsidiary, Stilwell, to KCSI's common stockholders. On July 12, 2000, the spin-off was completed through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 (the "Spin-off"). Those stockholders received two shares of Stilwell common stock for every one share of KCSI common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786. Immediately prior to the Spin-off, the Stilwell Board of Directors ("Stilwell Board") declared a 222,999.786-to-1 stock split effected in the form of a stock dividend to provide a sufficient number of shares for the Spin-off. All share and per share information has been restated to reflect this stock split, as has the stockholders' equity information as of December 31, 2000. Additionally, the Stilwell Board changed the par value of the Stilwell common stock to $0.01 per share and increased the number of common shares authorized to 1,000,000,000. The Stilwell Board also authorized 10,000,000 shares of blank series $1.00 par Preferred Stock, none of which has been issued.

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

     Janus and Berger, each headquartered in Denver, Colorado, are investment advisors registered with the Securities and Exchange Commission ("SEC"). Janus serves as an investment advisor to the Janus Investment Funds, Janus Aspen Series and Janus Adviser Series ("Janus Adviser") and as sub-advisor to the
Janus World Funds plc ("Janus World") and Janus Universal Funds ("Janus Universal"), collectively the "Janus Advised Funds". Additionally, Janus is the advisor or sub-advisor to other investment companies and institutional and individual private accounts, including pension, profit-sharing and other employee benefit plans, trusts, estates, charitable organizations, endowments and foundations (referred to as "Janus Sub-Advised Funds and Private Accounts"). Berger is also engaged in the business of providing financial asset management services and products, principally through a group of registered investment companies known as the Berger Advised Funds. Berger also serves as investment advisor or sub-advisor to other registered investment companies and separate accounts (referred to as "Berger Sub-Advised Funds and Private Accounts"). Nelson, based in the United Kingdom, provides investment advice and investment management services primarily to individuals who are retired or contemplating retirement. DST, together with its subsidiaries and joint ventures, offers information processing and software services and products through three operating segments: financial services, output solutions and customer management. Additionally, DST holds certain investments in equity securities, financial interests and real estate holdings.

JANUS

     Janus derives its revenues and net income primarily from advisory services provided to the Janus Advised Funds and Janus Sub-Advised Funds and Private Accounts. As of December 31, 2000, Janus had total assets under management of $248.8 billion, of which $202.5 billion were in the Janus Advised Funds. Janus primarily offers equity portfolios to investors, which comprised approximately 94% of total assets under management for Janus at December 31, 2000. At that date, funds advised by Janus had approximately six million shareowner accounts.

     Pursuant to investment advisory agreements with each of the Janus Advised Funds and the Janus Sub-Advised Funds and Private Accounts, Janus provides overall investment management services. These agreements generally provide that Janus will furnish continuous advice and recommendations concerning investments and reinvestments in conformity with the investment objectives and restrictions of the applicable fund or account.

     Investment advisory fees are negotiated separately and subject to extreme market pressures. These fees vary depending on the type of the fund or account and the size of the assets managed, with fee rates above specified asset levels being reduced. Fees from institutional and individual private accounts are generally computed on the basis of the market value of the assets managed at the end of the preceding month and paid in arrears on a monthly basis.

     In order to perform its investment advisory functions, Janus conducts fundamental investment research and valuation analysis. In general, Janus's investment philosophy tends to focus on the earnings growth of individual companies relative to their peers or the economy. For this reason, Janus's proprietary analysis is geared to understanding the earnings potential of the companies in which it invests. Further, Janus portfolios are constructed one security at a time rather than in response to preset regional, country, economic sector or industry diversification guidelines.

     Emphasizing the proprietary work of Janus's own analysts, most research is performed in-house. Research activities include, among others, review of earnings reports, direct contacts with corporate management, analysis of contracts with competitors and visits to individual companies.

     The Janus Advised Funds generally bear the expenses associated with the operation of each fund and the issuance and redemption of its securities, except that advertising, promotional and sales expenses of the Janus Advised Funds are assumed by Janus. Examples of fees and expenses include, among others, investment advisory services, shareowner servicing, transfer agency and custodial services, legal and auditing, as well as expenses of preparing, printing and mailing prospectuses and shareowner reports.

     Janus has three primary operating subsidiaries: Janus Service Corporation ("Janus Service"), Janus Distributors, Inc. ("Janus Distributors") and Janus Capital International Ltd. ("Janus International"). Janus International has two primary subsidiaries: Janus International Limited ("JIL") and Janus International (Asia) Limited ("Janus Asia").

o Pursuant to transfer agency agreements, which are subject to renewal annually, Janus Service provides transfer agent record-keeping, administration and shareowner services to the Janus Advised Funds (except Janus World and Janus Universal) and their shareowners. Each fund pays Janus Service fees for these services. To provide a consistent and reliable level of service, Janus Service maintains a highly trained group of telephone representatives and utilizes technology to provide immediate data to support call center and shareowner processing operations. This approach includes the utilization of sophisticated telecommunications systems, "intelligent" workstation applications, document imaging, an automated work distributor and an automated call management system. Additionally, Janus Service offers to its investors access to their accounts, including the ability to perform certain transactions, using touch tone telephones or via the Internet. These customer service related enhancements provide Janus Service with additional capacity to handle the high shareowner volume that can be experienced during market volatility.

o Pursuant to a distribution agreement, Janus Distributors, a limited registered broker-dealer with the SEC, serves as the distributor for the Janus Advised Funds. Janus expends substantial resources in media advertising and direct mail communications to its existing and potential Janus Advised Funds' shareowners and in providing personnel and telecommunications equipment to respond to inquiries via toll-free telephone lines. Janus also utilizes mutual fund supermarkets and other third party distribution channels.

     Shareowner accounting and servicing is handled by the mutual fund supermarket or third party sponsor and Janus pays a fee to the respective sponsor equal to a percentage of the assets under management acquired through such distribution channels. Janus had approximately $24.5, $54.8 and $118.1 billion in average assets under management for the years ended December 31, 1998, 1999 and 2000, respectively, that were generated through these third party distribution channels.

o Janus International is an investment advisor registered with the SEC. Janus International also provides marketing and client services for Janus World outside of Europe.

o JIL, an England and Wales company, is an investment advisor for certain non-U.S. customers, including Janus World, and is registered with the United Kingdom's Investment Management Regulatory Organization Limited. JIL also conducts securities trading from London and handles marketing and client servicing for Janus World in Europe.

o    Janus Asia provides marketing and trading services in Hong Kong.

BERGER

     Berger is an investment advisor to the Berger Advised Funds, which includes a series of Berger mutual funds, as well as to the Berger Sub-Advised Funds and Private Accounts. Additionally, Berger owns 80% of Berger/Bay Isle LLC, which acts as the investment advisor to privately managed separate accounts. As of December 31, 2000, Berger had approximately $7.6 billion of assets under management, of which the Berger Advised Funds comprised $6.1 billion.

     Berger derives its revenues and net income from advisory services provided to the various funds and accounts. Berger's investment advisory fees are negotiated separately with each fund and vary depending on the type of fund. Advisory fees for services provided to the Berger Sub-Advised Funds and Private Accounts vary depending upon the type of fund or account and, in some circumstances, size of assets managed, with fee rates above specified asset levels being reduced.

     Berger utilizes two methods for securities evaluation. First, certain Berger funds follow growth-style investing, using a "bottom-up" fundamental research and valuation analysis. This growth-style approach toward equity investing requires the companies in which Berger invests to have high relative earnings per share growth potential, to participate in large and growing markets, to have strong management and to have above average expected total returns. Berger's internal staff of research analysts, together with the various portfolio managers, performs research for these growth-style funds. Primary research tools include, among others, financial publications, company visits, corporate rating services and earnings releases.

     Certain Berger funds, however, emphasize value-style investing, which focuses on companies that are out of favor with markets or otherwise are believed to be undervalued (due to low prices relative to assets, earnings and cash flows or to competitive advantages not yet recognized by the market). Investment advice for the value funds is provided by third parties under sub-advisory agreements.

     Berger generally pays most expenses incurred in connection with providing investment management and advisory services to its respective funds. All charges and expenses other than those specifically assumed by Berger are paid by the funds. Examples of fees and expenses include, among others, investment advisory services, shareowner servicing, transfer agency and custodial services, legal and auditing, as well as expenses of preparing, printing and mailing prospectuses and shareowner reports.

     Berger marketing efforts are balanced between institutional and retail distribution opportunities. Certain of the Berger funds sold in retail markets have approved distribution plans ("12b-1 Plans") pursuant to Rule 12b-1 under the Investment Company Act of 1940. These 12b-1 Plans provide that Berger shall engage in activities (e.g., advertising, marketing and promotion) that are intended to result in sales of the shares of the funds.

     The Berger Advised Funds have agreements with a trust company to provide accounting, record-keeping and pricing services, custody services, transfer agency and other services. The trust company has engaged DST as sub-agent to provide transfer agency and other services for the Berger Advised Funds. Berger performs certain administrative and record-keeping services not otherwise performed by the trust company or its sub-agent. Each of the Berger Advised Funds pays to Berger fees for these services, which are in addition to the investment advisory fees paid.

     Berger Distributors LLC serves as distributor of the Berger Advised Funds and is a limited registered broker-dealer. Berger Distributors LLC continuously offers shares of the Berger funds and solicits orders to purchase shares. Berger also utilizes mutual fund supermarket and other third party distribution channels. Shareowner accounting and servicing is handled by the mutual fund supermarket or third party sponsor and Berger pays a fee to the respective sponsor equal to a percentage of the assets under management acquired through such distribution channels. Approximately 28%, 28% and 25% of total Berger assets under management were generated through these third party distribution channels as of December 31, 1998, 1999 and 2000, respectively.

     Berger formerly owned 50% of a joint venture with the Bank of Ireland Asset Management (U.S.) Limited ("BIAM"). The joint venture, BBOI Worldwide LLC ("BBOI"), served as the investment advisor and sub-administrator to a series of funds, referred to as the "Berger/BIAM Funds." Berger sold its interest in BBOI during second quarter 2000. Berger continues to manage the Berger/BIAM Funds with BIAM serving as the investment advisor to the funds under a sub-advisory agreement.

NELSON

     Nelson, operating primarily in the United Kingdom, provides two distinct but interrelated services to individuals that generally are retired or contemplating retirement: investment advice and investment management. Clients are assigned a specific investment advisor, who meets with each client individually and conducts an analysis of the client's investment objectives and then recommends the development of a portfolio to meet those objectives. Recommendations for the design and ongoing maintenance of the portfolio structure are the responsibility of the investment advisor. The selection and management of the instruments / securities which constitute the portfolio are the responsibility of Nelson's investment management team. Nelson's investment managers utilize a "top-down" investment methodology in structuring investment portfolios, beginning with an analysis of macroeconomic and capital market conditions. Various analyses are performed by Nelson's investment research staff to help construct an investment portfolio that adheres to each client's objectives as well as to Nelson's investment strategy. Through continued investment in technology, Nelson has developed proprietary systems to allow the investment managers to develop a balanced portfolio from a broad range of investment instrument alternatives (e.g., fixed interest securities, tax free corporate bonds, international and domestic securities).

     For providing this initial investment advice, Nelson receives a fee calculated as a percentage of capital invested into each individual investment portfolio. Nelson earns annual fees for the ongoing management and administration of each investment portfolio. These fees are based on the type of investments and amount of assets contained in each investor's portfolio. The fee schedules typically provide lower incremental fees for assets under management above certain levels.

DST

     DST operates throughout the United States, with operations in Kansas City, Northern California and various locations on the East Coast, as well as internationally in Canada, Europe, Africa and the Pacific Rim. DST has a single class of common stock that is publicly traded on the New York Stock Exchange and the Chicago Stock Exchange. In December 1998, a wholly-owned subsidiary of DST merged with USCS International, Inc., resulting in a reduction of Stilwell's ownership of DST to approximately 32% (which has subsequently increased to approximately 33% as a result of DST's repurchase of shares of its common stock). Stilwell reports DST as an equity investment in the consolidated financial statements.

     DST is organized into three operating segments: financial services, output solutions and customer management.

     DST's financial services segment serves primarily mutual funds, investment managers, insurance companies, banks, brokers and financial planners. DST has developed a number of proprietary software systems for use by the financial services industry. Examples of such software systems include, among others, mutual fund shareowner and unit trust accounting and record-keeping systems, a securities transfer system, a variety of portfolio accounting and investment management systems and a workflow management system. DST provides certain services to Berger and Janus.

     DST's output solutions segment provides complete bill and statement processing services and solutions, including electronic presentment, which include generation of customized statements that are produced in automated facilities designed to minimize turnaround time and mailing costs. Output processing services and solutions are provided to customers of DST's other segments as well as to other industries.

     DST's customer management segment provides customer management and open billing solutions to the video/broadband, direct broadcast satellite, wireless, and wire-line and Internet-protocol telephony, internet and utility markets worldwide.

     DST also holds investments in equity securities with a market value of approximately $1.4 billion at December 31, 2000, including investments in Computer Sciences Corporation and State Street Corporation.

COMPETITION

     Stilwell's subsidiaries and equity investments compete with brokerage and investment banking firms, insurance companies, banks, and other financial institutions in all aspects of business. Janus and Berger compete with hundreds of other mutual fund management distribution and service companies that distribute their fund shares through a variety of methods including affiliated and unaffiliated sales forces, broker-dealers and direct sales to the public. Competition for Janus and Berger is based on the methods of distribution of fund shares, the ability to meet the changing needs of investors, the ability to achieve superior investment management performance, the type and quality of shareowner services, and the success of marketing efforts.

     Nelson competes in the United Kingdom with other money managers in obtaining new client business. Competition for Nelson is based on the ability to achieve reasonable investment management returns, the quality of investor services and the success of marketing efforts.

     DST competes with third party providers, in-house systems and broker-dealers for the provision of processing services. DST's ability to compete is based on, among other things, the quality of service and features offered, including the ability to handle rapidly changing transaction volumes, commitment to hardware capacity and software development and price.

     Competition in the mutual fund industry continues to increase as a result of greater flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares, and as a result of consolidation and acquisition activity within the industry. In addition, the mutual fund industry, in general, faces significant competition as the number of mutual funds continues to increase, marketing and distribution channels become more creative and complex, and investors place greater emphasis on published fund recommendations and investment category rankings. Barriers to entry to the investment management business are relatively low. The mutual fund industry as a whole also faces increasing competition from broker-dealers, banks and other intermediaries that are aggressively promoting various technologies and services to facilitate portfolio planning and direct securities investments by customers.

EMPLOYEES

     As of December 31, 2000, Janus had approximately 3,100 employees (of which approximately 170 were temporary), SMI and Berger had approximately 110 employees, Nelson had approximately 245 employees and Stilwell Financial Inc. had 17 employees. None of the employees of Stilwell are represented by a labor union.

     On February 2, 2001, Janus reported that it was eliminating 468 jobs from its operations unit, Janus Service, as a result of its aggressive use of technology to moderate costs. The job reduction did not affect Janus's investment team. See additional information under "Recent Developments" in Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

ITEM 2.  PROPERTIES

     In the opinion of management, the various facilities, office space and other properties owned or leased by the Company (and its subsidiaries and affiliates) are adequate for existing operating needs.

Janus

     Janus leases from non-affiliates 501,000 square feet of office space in three facilities for investment, administrative, marketing, information technology and shareowner processing operations, and approximately 108,900 square feet for mail processing and storage requirements. These corporate offices and mail processing facilities are located in Denver, Colorado. In September 1998, Janus opened an investor service and data center in Austin, Texas and currently leases nearly 320,000 square feet at this facility. In first quarter 2000, Janus opened an additional 138,000 square feet of office space in Denver to accommodate an increased volume of shareowner activity. Janus has 1,200 square feet of general office space in Aspen, Colorado and leases 5,200 square feet of office space in Westport, Connecticut for sales and marketing activities, 2,500 square feet of office space in London, England for securities research and trading and 6,700 square feet in Hong Kong for investment and marketing operations.

Berger

     Berger leases approximately 50,800 square feet of office space in Denver, Colorado from a non-affiliate for its administrative and corporate functions.

Nelson

     Nelson leases 8,300 square feet and owns 2,300 square feet of office space in Chester, England, the location of its corporate headquarters, investment operations and one of its marketing offices. Nelson has approximately 12,000 square feet of corporate office space in Northwich, England. Also, Nelson leases six branch marketing offices totaling approximately 13,800 square feet in the following locations in the United Kingdom: London, Lichfield, Bath, Durham, Stirling and York.

Stilwell

     Stilwell leases approximately 12,500 square feet of office space in Kansas City, Missouri from a non-affiliate for its corporate functions.

ITEM 3.    LEGAL PROCEEDINGS

     The  information  set forth in response to Item 103 of Regulation S-K under
Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Other Items - Litigation" of this Form 10-K is incorporated by reference in response to this Item 3. In addition, see discussion in Part II Item 8, Financial Statements and Supplementary Data, at
Note 11 - Commitments and Contingencies, of this Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three month period ended December 31, 2000.

EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being included in Stilwell's Definitive Proxy Statement. All executive officers are elected annually and serve at the discretion of the Board of Directors (or in the case of Mr. T. H. Bailey, the Janus Board of Directors). Certain of the executive officers have employment agreements with the Company.


          Name              Age            Position and Offices

    Landon H. Rowland        63   Director, Chairman of the Board, President and
                                             Chief Executive Officer

    Thomas H. Bailey         63   Chairman,  President and Chief Executive
                                            Officer of Janus

    Joseph D. Monello        56   Vice President of Development

    Danny R. Carpenter       54   Executive Vice President

    Anthony P. McCarthy      54   Vice President - Finance

    Gwen E. Royle            40   Vice President - Legal and Corporate Secretary

    Douglas E. Nickerson     35   Vice President and Controller


     Landon H. Rowland has been Chairman of the Board, President and Chief Executive Officer of Stilwell since its inception. He was Chairman of the Board of KCSI from May 1997 to December 2000, President of KCSI from July 1983 to July 2000 and Chief Executive Officer of KCSI from January 1987 to July 2000. Mr. Rowland is also a director of Janus, SMI, Nelson, KCSI and Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.

     Thomas H. Bailey has continuously served as Chairman, President and Chief Executive Officer of Janus since 1978. See information regarding a stock purchase agreement with Mr. Bailey and another Janus stockholder under "Other Items" in Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

     Joseph D. Monello has been Vice President of Development since October 2000. He served as Vice President and Chief Operating Officer from Stilwell's inception to October 2000. Mr. Monello served as Chief Financial Officer of KCSI from March 1994 to July 2000. Mr. Monello is also a director of SMI and Nelson.

     Danny R. Carpenter has been Executive Vice President since October 2000. He served as Vice President - Secretary from Stilwell's inception to October 2000. Mr. Carpenter was Vice President - Finance and Tax of KCSI from May 1995 to July 2000 and served as Vice President - Tax of KCSI from June 1993 to May 1995. Prior to June 1993, he was a member in the law firm of Watson & Marshall, L.C., Kansas City, Missouri. Mr. Carpenter is also a director of SMI and Nelson.

     Anthony P. McCarthy has been Vice President - Finance of Stilwell since its inception. He served as Vice President and Treasurer of KCSI from May 1996 to July 2000. He was Treasurer of KCSI from December 1989 to May 1996.

     Gwen E. Royle has been Vice President - Legal and Corporate Secretary since October 2000. She served as Vice President - Legal from Stilwell's inception to October 2000. Ms. Royle served as Senior Assistant Vice President and Tax Counsel of KCSI from November 1996 to July 2000. She was Tax Counsel of KCSI from July 1995 to November 1996. She was a member in the law firm Slagle, Bernard & Gorman, P.C. from 1991 to July 1995.

     Douglas E. Nickerson has been Vice President and Controller of Stilwell since its inception. He served as Assistant Comptroller of KCSI from September 1997 to July 2000 and served as Manager of Financial Reporting of KCSI from October 1995 to September 1997. From January 1995 to October 1995, Mr. Nickerson was financial reporting manager of Ferrellgas Partners, L.P., which is engaged in the sale, distribution, marketing and trading of propane and other natural gas liquids.

     There are no arrangements or understandings between the executive officers and any other person pursuant to which the executive officer was or is to be selected as an officer, except with respect to the executive officers who have employment agreements with Stilwell. No officers are related to one another by family.

                                     Part II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information set forth on the cover (page i) under the heading "Company Stock," and in Part II Item 8, Financial Statements and Supplementary Data, at
Note 14 - Quarterly Financial Data (Unaudited) of this Form 10-K is incorporated by reference in partial response to this Item 5.

     The payment and amount of dividends will be reviewed periodically and adjustments considered that are consistent with growth in real earnings and prevailing business conditions. In July 2000, the Stilwell Board of Directors authorized a 222,999.786-to-1 stock split effected in the form of a stock dividend to provide a sufficient number of shares for the Spin-off. Unrestricted retained earnings at December 31, 2000 totaled $452.3 million.

     As a holding company, Stilwell's ability to pay dividends is dependent on the dividends and income it receives from its subsidiaries. At the present time, Stilwell's primary source of cash is dividends received from Janus. The payment of dividends by Janus is subject to the discretion of the Janus Board of Directors ("Janus Board"). Although Stilwell has a contractual obligation to cause such payment, Thomas H. Bailey, the Chairman, President and Chief Executive Officer of Janus, has certain rights to select a majority of the Janus Board, pursuant to the stock purchase agreement among Stilwell, Mr. Bailey and another Janus stockholder (see discussion under "Other Items" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K).

     As of March 12, 2001, there were 4,971 holders of the Company's common stock based upon an accumulation of the registered stockholder listing.

ITEM 6.    SELECTED FINANCIAL DATA

     The  selected  financial  data  below  should be read in  conjunction  with
Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the this Form 10-K and the consolidated financial statements and the related notes thereto, and the Report of Independent Accountants thereon, included under Item 8 of this Form 10-K, and such data is qualified by reference thereto.

                                                           Year ended December 31,
                                        ------------------------------------------------------------
                                         1996(i)       1997      1998(ii)     1999        2000(iii)
                                        ---------    -------     -------    --------     -----------
                                                (dollars in millions, except per share data)
  Financial Data:
  Income Statement:
      Revenues........................  $   329.6    $ 485.1     $ 670.8    $1,212.3     $   2,248.1
      Operating expenses..............      197.8      285.9       390.2       694.0         1,211.8
                                        ---------    -------     -------    --------     -----------
        Operating Income..............      131.8      199.2       280.6       518.3         1,036.3
      Equity in earnings of
        unconsolidated affiliates.....       68.6       24.9        25.8        46.7            70.8
      Gain on litigation settlement...                                                          44.2
      Gain on sale of Janus common
        stock.........................                                                          15.1
      Reduction in ownership of DST...                             (29.7)
      Other, net......................        8.2        5.8        12.6        21.5            36.0
                                        ---------    -------     -------    --------     -----------
        Pretax Income.................      208.6      229.9       289.3       586.5         1,202.4
      Income tax provision............       58.2       87.0       103.7       216.1           427.0
      Minority interest...............       15.8       24.9        33.4        57.3           111.7
                                        ---------    -------     -------    --------     -----------
        Net Income....................  $   134.6    $ 118.0     $ 152.2    $  313.1     $     663.7
                                        =========    =======     =======    ========     ===========

                                                           Year ended December 31,
                                        ------------------------------------------------------------
                                        1996(i)       1997       1998(ii)     1999       2000(iii)
                                        ---------    -------     -------    ---------   ------------
   Per Share Data (iv):
      Weighted average Common shares
         outstanding (in thousands)...    223,000    223,000     223,000     223,000         222,445

      Basic Earnings per share........  $    0.60    $  0.53     $  0.68    $   1.40      $     2.98

      Weighted average Diluted Common
         shares outstanding (in
         thousands)...................    223,000    223,000     223,000     223,000         225,423

      Diluted Earnings per share......  $    0.60    $  0.53     $  0.67    $   1.38      $     2.90

       Cash dividends per Common            n/a         n/a         n/a          n/a      $     0.02
         share (v)....................

                                                            December 31,
                                        ------------------------------------------------------------
                                          1996        1997        1998        1999          2000
                                        ---------    -------     -------    --------      ----------
                                                          (dollars in millions)
  Balance Sheet:
      Total Assets....................  $   548.2       672.6    $  822.9   $ 1,231.5     $  1,581.0
      Long term obligations:
          Third Parties...............        0.1
          KCSI........................      117.3        84.1        16.6

  Operating Data:
      Total assets under management     $    50.3    $   71.6    $  113.1   $   257.4     $    257.8
        (in billions).................
      Total shareowner accounts               2.5         2.7         3.0         4.3            6.3
        (in millions).................
      Ratio of earnings to fixed
        charges (vi)..................      15.98       15.04       22.42       47.14          75.94



     (i) Includes a one-time after-tax gain of $47.7 million, representing Stilwell's proportionate share of the one-time gain recognized by DST in connection with the merger of The Continuum Company, Inc., formerly a DST equity affiliate, with Computer Sciences Corporation in a tax-free share exchange.

     (ii) Includes a one-time non-cash charge of $36.0 million ($23.2 million after-tax) resulting from the merger of a wholly-owned subsidiary of DST with USCS International, Inc. ("USCS"). DST accounted for the merger under the pooling of interests method. The charge reflects Stilwell's reduced ownership of DST (from 41% to approximately 32%), together with Stilwell's proportionate share of DST and USCS fourth quarter merger-related costs.

     (iii)Includes certain non-recurring gains: a) a $27.3 million (after-tax) gain on the settlement of litigation with a former equity affiliate;
          b) a $15.1 million (after-tax) gain resulting from the sale by Stilwell of 192,408 shares of Janus common stock to Janus; and c) approximately $10.5 million representing the Company's proportionate share of non-recurring gain items recorded by DST resulting from litigation settlement and sales of marketable securities.

     (iv) The per share data presented for the years ended December 31, 1996, 1997, 1998 and 1999 has been restated to reflect the 222,999.786-to-1 stock split effected in the form of a stock dividend on July 12, 2000.

     (v) Stilwell declared dividends of $0.01 per share for each of the third and fourth quarters of 2000.

     (vi) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax income less equity in earnings of unconsolidated affiliates plus fixed charges and distributed earnings of unconsolidated affiliates. Fixed charges include gross interest expense, amortization of deferred financing expenses and an amount equivalent to interest included in rental charges. Stilwell has assumed that one-third of rental expense is representative of the interest factor.

     The  information  set forth in response to Item 301 of Regulation S-K under
Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K is incorporated by reference in partial response to this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The discussion set forth below, as well as other portions of this Form 10-K, contains comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Stilwell Financial Inc. ("Stilwell" or the "Company") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Registration Statement on Form 10 dated June 15, 2000, which is on file with the U.S. Securities and Exchange Commission (Files No. 001-15253) and is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-K.

     The discussion herein is intended to clarify and focus on the Company's results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 8 of this Form 10-K. This discussion should be read in conjunction with these consolidated financial statements, the related notes and the Report of Independent Accountants thereon, and is qualified by reference thereto.

     Within this Management's Discussion and Analysis of Financial Condition and Results of Operations, historical transactions and events (i.e., occurring prior to July 12, 2000) involving the financial services segment of Kansas City Southern Industries, Inc. ("KCSI"), which is now Stilwell, are discussed as if Stilwell were the entity involved in the transaction or event, unless otherwise indicated. In addition, intercompany transactions between Stilwell and KCSI up to and including July 12, 2000 are reflected as dividends to or transfers from KCSI. Since the financial services business was operated as part of KCSI during the period presented, such financial information and statements may not necessarily reflect the results of operations or financial position of Stilwell or what the results of operations would have been if Stilwell had been a separate, independent company during those periods.

     On January 23, 1998, KCSI formed Stilwell as a holding company for the group of businesses and investments that comprised the financial services segment of KCSI. The primary entities comprising the financial services segment are Janus Capital Corporation ("Janus"), an 82.5% owned subsidiary; Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary; Berger LLC ("Berger"), of which SMI owns 100% of the Berger preferred limited liability company interests and approximately 87% of the Berger regular limited liability company interests; Nelson Money Managers plc ("Nelson"), an 80% owned subsidiary; and DST Systems, Inc. ("DST"), an equity investment in which SMI holds an approximate 33% interest. KCSI transferred to Stilwell KCSI's ownership interests in Janus, Berger, Nelson, DST and certain other financial services-related assets, and
Stilwell assumed all of KCSI's liabilities associated with the assets transferred, effective July 1, 1999.

     For purposes of segment reporting, Stilwell reports Janus and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell are aggregated as a separate segment.

RECENT DEVELOPMENTS

     Stilwell to Increase Ownership Interest in Janus. During first quarter 2001, Stilwell announced several transactions that, upon completion, will increase Stilwell's ownership interest in Janus from 82.5% to approximately 91%, based on maximum participation of Janus employees in a Janus stock repurchase program as discussed below.

     Stilwell acquisition of Janus shares from Thomas H. Bailey. On January 26, 2001, Stilwell announced that it expected to acquire 600,000 shares of Janus common stock from Thomas H. Bailey, Janus's Chairman, Chief Executive Officer and President, through the exercise of put rights by Mr. Bailey. The acquisition, which is expected to close in second quarter 2001, will cost approximately $603 million.

     Stilwell acquisition of Janus shares from other minority stockholders. On March 16, 2001, Stilwell acquired an additional 199,042 shares of Janus from several minority stockholders. Approximately 160,900 of these shares were acquired by certain Janus employees in 1995 when Janus stock ownership was first extended to a broader group of key management employees other than Mr. Bailey. The remainder of the shares have been held since 1984 or before. Stilwell purchased the shares through the exercise of put rights, virtually eliminating all mandatory put rights to Stilwell except for those on remaining shares held by Mr. Bailey (after the purchase by Stilwell of 600,000 shares of Mr. Bailey's Janus stock as discussed above). The shares cost approximately $200 million, which was funded through cash and borrowings under the Facilities (see below). In connection with the transactions, amounts owed to Stilwell by certain of the selling minority stockholders were repaid (see information in Note 10 to the consolidated financial statements under Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K).

     Janus offer to purchase shares of Janus common stock from employees. Janus has offered to purchase from employees (other than Mr. Bailey) up to 50% of their eligible shares of Janus common stock. If all eligible shares were purchased under this offer, Janus would acquire approximately 143,000 shares of its common stock for approximately $145 million. The shares would then be available for Janus to utilize in connection with its Long Term Incentive Plan ("Janus Incentive Plan").

     Net effect of transactions. Upon completion of the purchase of the 799,042 shares of Janus common stock, and assuming the maximum number of shares were purchased under Janus's planned repurchase offer, Stilwell's ownership of Janus would increase to approximately 91.4%. Mr. Bailey would continue to own approximately 6.2% and other Janus employees would own the remaining 2.4%. In addition, each of the Janus employees participating in these transactions will continue to own other shares of Janus common stock and, consistent with Janus's goal of broadening corporate equity ownership, will be eligible to receive future grants of Janus stock - from the approximately 370,000 shares available at Janus after these transactions - in connection with the Janus Incentive Plan.

     Stilwell and Janus have sufficient resources (i.e., available cash and the Facilities - see below) to fund these acquisitions. However, Stilwell also is considering alternative financing methods. Stilwell will account for these transactions under the purchase method of accounting. Any excess cost over the fair value of net underlying assets acquired will be amortized in accordance with Accounting Principles Board No. 17, Intangible Assets.

     Janus Reduction in Workforce. On February 2, 2001, Janus reported that it was eliminating 468 jobs from its operations unit, Janus Service Corporation, as a result of its aggressive use of technology to moderate costs. The job reduction did not affect Janus's investment team, which continues to recruit and add analysts to its staff. Based on initial computations, Stilwell expects Janus to record a non-recurring charge in first quarter 2001 related to severance benefits that will reduce Stilwell's diluted earnings per share by approximately $0.02. The reduction in workforce, however, is expected to save expenses in the future and to contribute an annual increase of approximately $0.03 to $0.05 per diluted share.

     Janus Issuance of Restricted Stock. On January 26, 2001, certain Janus employees were granted 64,885 shares of restricted Janus stock. The terms of the grant were consistent with the grant made in 2000 (see additional information in
Note 10 to the consolidated financial statements under Part II Item 8, Financial Statements and Supplementary Data, in this Form 10-K). Pursuant to the terms of the grant, 20% of the shares vested immediately in recognition of the employees' contributions during 2000. Accordingly, Janus recorded approximately $24.1 million of compensation expense relating to this grant during 2000.

RESULTS OF OPERATIONS

Significant Developments

     Consolidated operating results from 1998 to 2000 were affected by the following significant developments.

     Distribution of Stilwell Common Stock to KCSI Common Stockholders. On June 14, 2000, the Board of Directors of KCSI ("KCSI Board") approved the spin-off of its wholly-owned financial services subsidiary, Stilwell, to KCSI's common stockholders. On July 12, 2000, the spin-off was completed through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 ("Spin-off"). Those stockholders received two shares of Stilwell common stock for every one share of KCSI common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786. Immediately prior to the Spin-off, the Stilwell Board of Directors ("Stilwell Board") declared a 222,999.786-to-1 stock split effected in the form of a stock dividend to provide a sufficient number of shares for the Spin-off. Additionally, the Stilwell Board changed the par value of the Stilwell common stock to $0.01 per share and increased the number of common shares authorized to 1,000,000,000. The Stilwell Board also authorized 10,000,000 shares of blank series $1.00 par Preferred Stock, none of which has been issued.

     As previously disclosed, on July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") which states that for United States federal income tax purposes the Spin-off qualifies as a tax-free distribution under
Section 355 of the Internal Revenue Code of 1986, as amended. Additionally in February 2000, KCSI received a favorable supplementary tax ruling from the IRS that states that the assumption of $125 million of KCSI indebtedness by Stilwell has no effect on the previously issued tax ruling.

     New Stilwell Credit Facility. In December 2000, Stilwell and Janus arranged $600 million in credit facilities - a $300 million 364-Day Competitive Advance and Revolving Credit Facility ("364-Day Facility") and a $300 million Five-Year Competitive Advance and Revolving Credit Facility ("Five-Year Facility") (collectively, the "Facilities"). The proceeds of any borrowings under the facilities are to be used for working capital and general corporate purposes, including repurchases of outstanding shares of common stock.

     Under the 364-Day Facility, both Stilwell and Janus have available $150 million for use in operations. Under the Five-Year Facility, Janus has available $100 million and Stilwell $200 million. Stilwell guarantees the Janus portion of the Facilities. In addition, Janus and Stilwell each have the right to modify and/or terminate the Facilities pursuant to required notice provisions.

     Two borrowing options are available under the credit facilities: a competitive advance option, which is uncommitted, and a committed revolving credit option. Interest on the competitive option is based on rates obtained from bids as selected by either Stilwell or Janus in accordance with competitive auction procedures. Interest on the revolving credit option accrues based on the type of loans with rates computed using LIBOR plus a spread, which will vary based on Stilwell's consolidated leverage ratio, ranging from 0.30% to 0.55%. Under the competitive loan feature of the Facilities, a different percentage may be added to or subtracted from LIBOR.

     The 364-Day Facility has a facility fee ranging from 0.125% to 0.200% per annum and the Five-Year Facility has a facility fee of 0.150% to 0.250% per annum. The Facilities include a utilization fee of 0.175% to 0.375% per annum on the amount of outstanding loans for each day on which the aggregate utilization of the Facilities exceeds 50% of the total $600 million commitment.

     Stilwell, as a continuation of its practice of providing credit facilities to its subsidiaries, has provided a $100 million intercompany credit facility to Janus for use by Janus for general corporate purposes, effectively reducing the amount of the Facilities that may be available for Stilwell's other purposes. This intercompany facility expires on December 31, 2001.

     The Facilities contain a number of covenants, including various financial covenants, which could restrict maximum utilization of the Facilities. Stilwell and Janus were in compliance with the various provisions of the Facilities, including the financial covenants, as of December 31, 2000. Neither Janus nor Stilwell had borrowings under the Facilities at December 31, 2000.

     Concurrent with the completion of the Facilities, the $200 million Facility (as defined in a separate discussion below) entered into in January 2000 was cancelled.

     Stilwell Sale of Janus Stock and Janus Issuance of Restricted Stock. In the first quarter of 2000, Stilwell sold to Janus 192,408 shares of Janus common stock and such shares will be available for awards under the Janus Incentive Plan. The sale of those shares resulted in an after-tax gain of approximately $15.1 million and reduced Stilwell's ownership to approximately 81.5% (subsequently increased as a result of Janus purchases of its common stock). Janus has agreed that for so long as it has available shares of Janus common stock for grant under the Janus Incentive Plan, it will not award phantom stock, stock appreciation rights or similar rights.

     Subsequent to the repurchase of these shares from Stilwell, Janus granted 35,660 restricted shares of its common stock to certain Janus employees pursuant to restricted stock agreements. This issuance reduced Stilwell's ownership percentage to slightly below 81.5% (prior to consideration of any shares repurchased in connection with the expected purchases as discussed above and the departure of Janus's Chief Investment Officer as discussed below).

     Common Stock Repurchase Program. On July 25, 2000, the Stilwell Board authorized the expenditure of up to $1 billion to repurchase shares of Stilwell common stock over the next two years. Stilwell has been repurchasing shares under this program through open market transactions in accordance with Securities and Exchange Commission ("SEC") rules. The number of shares repurchased will depend on various factors, including the price of the stock and market conditions.

     Through December 31, 2000, Stilwell repurchased, using existing cash flows, approximately 7.2 million shares of its common stock for an aggregate cost of approximately $323.3 million. Stilwell expects to fund the share repurchase program from its cash flow and other available sources of funds.

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

     Departure of Janus's Chief Investment Officer. On September 25, 2000, Janus's Chief Investment Officer and Director of Research, James P. Craig, III, left Janus to manage money for a new charitable foundation established by Mr. Craig and his wife. Mr. Craig's responsibilities were assumed by Janus's Executive Investment Committee, a group formed by Mr. Craig over a year ago and comprised of several portfolio managers and

Mr. Bailey. Mr. Craig had previously been identified as the successor to Mr. Bailey in the event that Mr. Bailey left Janus. A revised succession plan has not yet been developed.

     Janus purchased (with existing cash) Mr. Craig's shares of Janus at their fair market value (approximately $78 million) as set forth in a stock restriction agreement. Upon Janus's repurchase of these shares, Stilwell's ownership percentage of Janus increased to approximately 82.3%. Stilwell recorded this acquisition under the purchase method of accounting and the resulting intangibles and goodwill are being amortized over a period of 20 years.

     Stilwell Stock added to the S&P 500 Index. Effective with the Spin-off, Standard and Poors (S&P) Financial Information Services announced that it was adding Stilwell to its S&P 500 index. Management believes that the Company's inclusion in this index of leading U.S. companies will have a positive long-term impact on the Stilwell stock and help build the Company's shareholder base.

     Stilwell Credit Facility with KCSI. In January 2000, KCSI arranged a $200 million 364-day senior unsecured Competitive Advance/Revolving Credit Facility ("$200 million Facility"). KCSI borrowed $125 million under this facility and used the proceeds to retire other debt obligations. Stilwell assumed the $200 million Facility, including the $125 million borrowed thereunder, thereby reducing its stockholders' equity. Upon such assumption, KCSI was released from all obligations, and Stilwell became the sole obligor, under the $200 million Facility. Stilwell had the ability to assign and delegate all or a portion of its rights and obligations under the $200 million Facility to one or more of its domestic subsidiaries. Stilwell repaid the $125 million in March 2000.

     Two borrowing options were available under the $200 million Facility: an uncommitted competitive advance option and a committed revolving credit option. Interest on the competitive advance option was based on rates obtained from bids as selected by Stilwell in accordance with the lender's standard competitive auction procedures. Interest on the revolving credit option accrued based on the type of loan (e.g., Eurodollar, Swingline), with rates computed using LIBOR plus 0.35% per annum or, alternatively, the highest of the prime rate, the Federal Funds Effective Rate plus 0.005%, or the Base Certificate of Deposit Rate plus 1%.

     The $200 million Facility included a facility fee of 0.150% per annum and a utilization fee of 0.125% per annum on the amount of outstanding loans for each day on which the aggregate utilization of the $200 million Facility exceeded 33% of the aggregate commitments of the various lenders. The $200 million Facility contained, among other provisions, various financial covenants.

     The $200 million Facility was terminated upon completion of the Facilities in December 2000 - see "New Stilwell Credit Facility" above.

     Additionally, management did not renew the May 14, 1999 364-day senior unsecured competitive advance/revolving credit facility upon its expiration on May 13, 2000.

     DST Merger. On December 21, 1998, DST and USCS International, Inc. ("USCS") announced the completion of the merger of USCS with a wholly-owned DST subsidiary. Under the terms of the merger, USCS became a wholly-owned subsidiary of DST. The merger, accounted for as a pooling of interests by DST, expands DST's presence in the output solutions and customer management software and services industries. DST issued approximately 13.8 million shares of its common stock in the transaction, reducing Stilwell's ownership interest from 41% to approximately 32% (which such ownership has subsequently increased to 33% as a result of DST repurchases of its common stock). Stilwell recorded a one-time pretax non-cash charge of approximately $36.0 million ($23.2 million after-tax), reflecting Stilwell's reduced ownership of DST and Stilwell's proportionate share of DST and USCS costs incurred in the fourth quarter related to the merger. Stilwell accounts for its investment in DST under the equity method.

Year to Year Comparisons

     Stilwell's revenues, operating income and net income (with subsidiary information exclusive of amortization and interest costs attributed to the respective subsidiary) were as follows (in millions):

                                                                  December 31,
                                               ------------------------------------------------------
                                                 1998 (i)               1999               2000 (ii)
                                               ------------         ------------         ------------
            Revenues:
               Janus and Berger:
                 Janus..................       $      626.2         $    1,155.3         $    2,157.1
                 SMI and Berger.........               33.5                 40.0                 69.9
                                               ------------         ------------         ------------
                    Sub-total...........              659.7              1,195.3              2,227.0
               Other  ..................               11.1                 17.0                 21.1
                                               ------------         ------------         ------------
               Total ...................       $      670.8         $    1,212.3         $    2,248.1
                                               ============         ============         ============

            Operating income (loss):
               Janus and Berger:
                 Janus..................       $      296.7         $      539.5         $    1,039.7
                 SMI and Berger.........                4.9                  2.9                 21.9
                                               ------------         ------------         ------------
                    Sub-total...........              301.6                542.4              1,061.6
               Other  ..................              (21.0)               (24.1)               (25.3)
                                               ------------         ------------         ------------
               Total....................       $      280.6         $      518.3         $    1,036.3
                                               ============         ============         ============

            Net income (loss):
               Janus and Berger:
                 Janus..................       $      164.0         $      284.1         $      544.0
                 SMI and Berger (iii) ..                3.9                  4.4                 18.0
                                               ------------         ------------         ------------
                    Sub-total...........              167.9                288.5                562.0
                                               ------------         ------------         ------------
               Other:
                 DST (iii) .............               22.4                 40.8                 64.6
                 Other..................              (38.1)               (16.2)                37.1
                                               ------------         ------------         ------------
                    Sub-total...........              (15.7)                24.6                101.7
                                               ------------         ------------         ------------
               Total....................       $      152.2         $      313.1         $      663.7
                                               ============         ============         ============

     (i) Includes a one-time non-cash charge of $36.0 million ($23.2 million after-tax) resulting from the merger of a wholly-owned subsidiary of DST with USCS. DST accounted for the merger under the pooling of interests method. The charge reflects Stilwell's reduced ownership of DST (from 41% to approximately 32%), together with Stilwell's proportionate share of DST and USCS costs in the fourth quarter related to the merger.

     (ii) Includes certain non-recurring gains: a) a $27.3 million (after-tax) gain on the settlement of litigation with a former equity affiliate;
          b) a $15.1 million (after-tax) gain resulting from the sale by Stilwell of 192,408 shares of Janus common stock to Janus; and c) approximately $10.5 million representing the Company's proportionate share of non-recurring gain items recorded by DST resulting from litigation settlement and sales of marketable securities.

     (iii) Stilwell's investment in DST is held by SMI.

     Assets under management as of December 31, 1998, 1999 and 2000 were as follows (in billions):


                                                                                          December 31,
                                                                              ---------------------------------
                                                                                1998        1999        2000
                                                                              ---------   ---------   ---------
            Janus
                 Janus Advised Funds
                      Janus Investment Funds.............................     $    75.9   $   171.8   $   162.2
                      Janus Aspen Series (i).............................           6.2        17.4        22.7
                      Janus Adviser Series (i)...........................           -           -           1.8
                      Janus Money Market Funds...........................           4.8         9.4        12.2
                      Janus World Funds plc..............................           0.1         1.4         3.6
                                                                              ---------   ---------   ---------
                           Total Janus Advised Funds.....................          87.0       200.0       202.5
                 Janus Sub-Advised Funds and Private Accounts............          21.3        49.5        46.3
                                                                              ---------   ---------   ---------
                           Total Janus...................................         108.3       249.5       248.8
                                                                              ---------   ---------   ---------
            Berger
                 Berger Advised Funds....................................           3.5         6.0         6.1
                 Berger Sub-Advised Funds and Private Accounts and
                    B/B Isle Separate Accounts...........................           0.2         0.6         1.5
                                                                              ---------   ---------   ---------
                           Total Berger..................................           3.7         6.6         7.6
                                                                              ---------   ---------   ---------
            Nelson  .....................................................           1.1         1.3         1.4
                                                                              ---------   ---------   ---------
                           Total Assets Under Management.................     $   113.1   $   257.4   $   257.8
                                                                              =========   =========   =========


     (i) On July 31, 2000, shareowners of the Retirement Shares of the Janus Aspen Series approved a spin-off of such shares to form the Janus Adviser Series, which eliminated the requirement that the Retirement Shares be sold only to certain qualified retirement plans.

     Stilwell reported 2000 net income of $663.7 million, a 112% increase compared to the $313.1 million in 1999. Exclusive of the one-time items, 2000 net income totaled $610.8 million, which was 95% higher than 1999. Driven by an 84% increase in average assets under management year to year (from $164.2 billion in 1999 to $301.9 billion in 2000), revenues grew more than $1 billion, or 85%. The growth in revenues in 2000 compared to 1999, together with consistent efforts to maintain a competitive cost structure, contributed to a $518.0 million (100%) increase in operating income. Equity earnings from DST for the year ended December 31, 2000 increased $25.4 million, or 57%, versus comparable 1999.

     Stilwell reported 1999 net income of $313.1 million, an increase of 106% compared to $152.2 million in 1998. Exclusive of the one-time charges associated with the DST merger in 1998, net income was $137.7 million (79%) higher than 1998. Revenues increased $541.5 million, or 81%, over 1998, leading to higher operating income. Efforts to maintain costs consistent with the level of revenues resulted in an operating margin of 43%, improved over the 42% in 1998. Total assets under management increased $144.3 billion (128%) during 1999, reaching $257.4 billion at December 31, 1999. Total shareowner accounts exceeded
4.3 million as of December 31, 1999, a 43% increase over 1998. Equity earnings from DST for the year ended December 31, 1999 increased 45% versus comparable 1998 (exclusive of fourth quarter merger-related costs).

     Revenues and net income are derived primarily from providing investment management, administration, distribution and transfer agent services to individual and institutional investors. Stilwell's revenues are largely dependent on the total value and composition of assets under management. Assets under management and shareowner accounts have grown in recent years from new money investments (i.e., fund sales) and, prior to 2000, market appreciation. Fund sales have risen in response to marketing efforts, competitive fund performance, introduction and market reception of new products and the current popularity of no-load mutual funds. Market appreciation and depreciation resulted from fluctuations in investment values.

JANUS AND BERGER

Janus Capital Corporation

2000

     In 2000, average assets under management increased 85% to approximately $292.9 billion from $158.7 billion in 1999. This increase in average assets under management resulted in an 87% growth in revenues (from $1.2 billion to a record $2.2 billion). Aggregate investment management fee rates remained relatively consistent from 1999 to 2000, averaging approximately 60 basis points. Driven by the significant revenue growth, and together with effective cost control by Janus management, operating margins increased to 48.2% in 2000 from 46.7% in 1999.

     Net cash inflows of $66.9 billion during the year were offset by market depreciation of $67.6 billion, resulting in a slight decline in assets under management from $249.5 billion at December 31, 1999 to $248.8 billion at December 31, 2000. The Janus Advised Funds received $51.7 billion of the net sales in 2000, with the remaining $15.2 billion entering the Janus Sub-Advised Funds and Private Accounts. Equity investments comprised approximately 94% of all assets under management at the end of 2000. Total Janus shareowner accounts increased nearly two million, or 48%, to six million.

     Operating expenses increased 81% from $615.8 million to $1,117.4 million in 2000 as a result of the significant increase in average assets under management, additional employees, facilities and other infrastructure-related costs. Approximately 59% of Janus's 2000 operating expenses consist of variable costs that generally increase or decrease with fluctuations in management fee revenue. An additional 11% of operating expenses (principally advertising, promotion, sponsorships, pension plan and other contributions) are discretionary on a short-term basis.

     The following highlights changes in key expenses in 2000 from 1999:

o Employee compensation and benefits increased 60% due to increases in base and incentive compensation, employee headcount and expenses related to equity-based compensation plans. Base compensation increased due to a 33% increase in full-time employees (primarily to support the shareowner servicing activities and technology-based operations). Incentive compensation increased due to the growth in average assets under management. While performance for the twelve month period was generally lower than respective peer groups, the thirty-six month period ended December 31, 2000 reflects the generally favorable performance of the various Janus funds.

o Concession fees paid to alliance partners, offshore fund sub-distributors and mutual fund supermarkets increased $164.1 million, or 116%, due principally to the growth in average assets under management being distributed through these channels. Such average assets increased from $54.8 billion at December 31, 1999 to $118.1 billion at December 31, 2000, reflecting the higher growth rate of assets through these distribution channels versus complex-wide assets.

o Marketing, promotional and advertising expenditures increased 55% as Janus continued to promote the Janus brand through print, television and radio media channels, combined with increased spending for institutional and international marketing efforts.

o Depreciation and amortization of capital assets increased from $16.7 million in 1999 to $37.5 million in 2000 as a result of Janus's recent infrastructure spending (discussed below).

o Commissions related to sales of certain fund shares, known as B shares, in Janus World Funds plc ("Janus World Funds") increased by $39.2 million to $68.7 million in 2000. Amortization of these payments amounted to $8.1 million and $30.9 million in 1999 and 2000, respectively.

o Professional fees increased by $34.5 million in 2000 versus 1999 as a result of substantial levels of temporary help personnel during the first half of 2000 and higher consulting costs during the second half of 2000 associated with Janus's web development and maintenance efforts.

1999

     Janus's contribution to Stilwell net income increased by $120.1 million in 1999 versus 1998. Investment management, shareowner servicing and fund administration revenue increased $529.1 million, or 85% in 1999, to $1.2 billion as a result of the increase in assets under management. Aggregate fee rates declined slightly from 1998 to 1999.

     In 1999, assets under management increased 130% to $249.5 billion from $108.3 billion, as a result of net sales of $56.3 billion and market appreciation of $84.9 billion. Equity portfolios comprised 95% of all assets under management at the end of 1999. Excluding money market funds, 1999 net sales of Janus Investment Funds, Janus Aspen Series and Janus World Funds were $42.2 billion and net sales of the Janus Subadvised Funds and Private Accounts totaled $10.0 billion. Total Janus shareowner accounts increased over 1.3 million, or 49%, to 4.1 million.

     Operating expenses increased 87% from $329.5 million to $615.8 million in 1999 as a result of the significant increase in assets under management, additional employees, facilities and other infrastructure-related costs. Approximately 56% of Janus's 1999 operating expenses consisted of variable costs that generally increase or decrease with fluctuations in management fee revenue. An additional 15% of operating expenses (principally advertising, promotion, sponsorships, pension plan and other contributions) were discretionary on a short-term basis.

     The following highlights changes in key expenses in 1999 from 1998:

o    Employee   compensation  and  benefits  increased  $144  million,  or  91%, primarily attributable to increased incentive and base compensation. Additionally, Janus experienced significant overtime compensation, which was required to manage the rapid growth in investor activity. Incentive compensation increased due to the growth in management fee revenue and achievement of investment and financial performance goals. For the twelve months and thirty-six months ended December 31, 1999, over 99% of assets under management were ranked within the first quartile of investment performance as compared to their respective peer groups and over 97% outperformed their respective index (as defined pursuant to compensation agreements). Base compensation increased due to a 69% increase in full-time employees from approximately 1,300 at the end of 1998 to approximately 2,200 at December 31, 1999.

o Concession fees paid to alliance partners and mutual fund supermarkets increased $77 million, or 124%, due principally to the growth in average assets under management being distributed through these channels. Such average assets increased from $24.5 billion at December 31, 1998 to $54.8 billion at December 31, 1999.

o    Marketing,  promotional and advertising expenditures increased 41% to $56.9
     million.   Janus  continued  to  promote  brand  awareness  through  print, television and radio media channels.

o Depreciation and amortization increased $9.8 million, or 141%, due to continued infrastructure spending discussed below.

o Sales commissions paid in 1999 related to sales of certain fund shares, known as B shares, in Janus World Funds. These payments increased by $29.5 million to $31.7 million from $2.2 million in 1998. Amortization of these payments amounted to $0.2 million and $8.1 million in 1998 and 1999, respectively.

General

     The growth in Janus's assets under management over the past several years is a function of several factors including, among others: (i) market-leading investment performance for the three year period and for the life of fund for most mutual funds under management; (ii) strong equity securities markets worldwide; (iii) a strong brand awareness fostered through targeted advertising; and (iv) effective use of third party distribution channels for both retail and sub-advised products.

     Since 1998, Janus has introduced nine new domestic funds - five in the Janus Investment Funds and four in the Janus Aspen Series. Three of these funds were introduced in 2000: Janus Strategic Value Fund, Janus Orion Fund and Janus 2 Fund. Additionally, in an effort to continue to achieve optimal results for investors, Janus has closed eight of its funds during the last three years, the most recent of which was the flagship Janus Fund. Earlier in 2000, Janus closed four other funds, including Janus Global Technology Fund, Janus Worldwide Fund, Janus Global Life Sciences Fund and Janus Olympus Fund. These fund closings reflect the ongoing focus of Janus to act in its shareowners' best interests by ensuring that funds do not grow to a size at which the ability to capitalize on suitable investment opportunities is restricted.

     International, or offshore, operations increased assets under management by $2.2 billion in 2000, due to $2.9 billion in net sales, partially offset by $698 million in market depreciation. Most of this growth was in the Janus World Funds which is a group of offshore multi-class funds introduced in December 1998 modeled after certain of the Janus Investment Funds and domiciled in Dublin, Ireland. Approximately one-half of Janus World Funds sales during 2000 were made into the funds' class B shares, which require Janus to advance sales commissions to various financial intermediaries. Continued growth in these funds may impact liquidity and cash resources. See "Liquidity" section below.

     In 1999 and 2000, Janus invested more than $56 million and $123 million, respectively, on infrastructure development to develop and enhance its web site, to obtain physical space and reconfigure existing space for expansion, to integrate information systems and to ensure uninterrupted service to shareowners. Net occupied lease space increased by approximately 725,000 square feet during 1999 and 2000 to 1.1 million square feet. Infrastructure efforts in 1999 and 2000 focused on the following:

o Development during 2000 of "personalized performance" features to the web site and quarterly statements. Personalized performance enables shareowners to review the current year and inception-to-date performance of their investments, and to track their investments against other funds or financial indexes. Further, Janus launched the redesigned Janus.com web site on December 1, 2000. The new Janus web site features a more direct and user-friendly design, with enhanced information about shareowners' funds and the Janus investment team. New functionality includes the ability to open accounts; change an address; or have daily prices delivered to their e-mail address or wireless device. In 1999, features were added to allow investors to execute most transactions (purchases, redemptions and exchanges) on-line, to access account information on-line, to select the preferred method of statement delivery (paper or electronic), to allow a Janus Investor Services representative to access copies of shareowner statements to assist with investor questions, and to provide information for institutional relationships.

o    Increases  in  shareowner  servicing  capacity.   New  physical  space  was
     developed in Denver and Austin to accommodate additional telephone representatives and shareowner processing personnel. Additions to telephone infrastructure were made during 1999 that allow for over 2,600 concurrent investor service calls to be received versus approximately 1,600 at the start of 1999. Additionally, XpressLine, Janus's automated call system, was expanded to handle 218,000 calls per day and 35,000 calls per hour.

SMI and Berger, excluding DST

2000

     Berger's 2000 net income of $18.0 million compared to $4.4 million in 1999. Total assets under management held by the Berger funds as of December 31, 2000 increased to $7.6 billion, up 15% from the $6.6 billion as of December 31, 1999. This increase resulted from net sales of $1.3 billion, partially offset by market depreciation of $0.3 billion. Total Berger shareowner accounts increased approximately 10% during 2000. Fluctuations in shareowner accounts generally are indicative of recent performance compared to peer groups.

     Due to the increased level of assets under management throughout 2000, revenues increased approximately 75% compared to 1999. As a result of management efforts to improve operating efficiency, Berger's 2000 operating expenses increased approximately $10.9 million (29%) over 1999, resulting in improved operating margins in 2000 versus 1999 (31% versus 7%). This increase in expenses was primarily due to the following items: i) compensation and benefits (exclusive of certain costs in 1999 as discussed below), primarily incentive compensation resulting from higher assets under management during the first half of 2000; ii) higher marketing and promotion to capitalize on Berger's competitive performance during the last two years; and iii) higher third party concession costs associated with an increased level of assets under management through such channels.

     Berger also recorded a $2.3 million gain in connection with its sale of BBOI Worldwide LLC ("BBOI"). Berger continues to manage approximately $326 million in assets under a sub-advisory agreement with the Bank of Ireland Asset Management (U.S.) Limited.

1999

     Berger reported 1999 net earnings of $4.4 million compared to $3.9 million in 1998. Total assets under management held by the Berger funds as of December 31, 1999 increased to $6.6 billion, up 78% from the $3.7 billion as of December 31, 1998. This increase resulted from market appreciation of $2.3 billion and net sales of $0.6 billion. Total Berger shareowner accounts decreased approximately 13% during 1999, primarily within Berger funds introduced prior to 1997 (e.g., Berger Growth Fund - formerly the Berger One Hundred Fund and the Berger Large Cap Growth Fund - formerly Berger Growth & Income Fund). In contrast, the number of accounts in the funds introduced since 1997 increased 56% year to year. These fluctuations in shareowner accounts generally are indicative of recent performance compared to peer groups.

     Due to the increased level of assets under management throughout 1999, revenues increased approximately 19% compared to 1998. Berger's 1999 operating expenses increased approximately $8.5 million (30%) over 1998, resulting in lower operating margins in 1999 versus 1998. This increase in expenses was primarily due to higher salaries and wages costs in second and third quarters associated with management realignment and a change in corporate structure as discussed below. Without these reorganization costs, margins improved approximately four percentage points. Higher costs also occurred in third party distribution costs and investment performance-based incentive compensation.

     Berger recorded $2.3 million in equity earnings from BBOI for the year ended December 31, 1999 compared to $1.5 million in 1998. This increase reflected growth in BBOI assets under management, which totaled $943 million at December 31, 1999 versus $522 million at December 31, 1998 (including, in both years, private accounts not reported in Berger's total assets under management).

General

     Berger  Formation and  Ownership  History.  On September  30, 1999,  Berger
Associates, Inc. ("BAI") assigned and transferred its operating assets and business to its subsidiary, Berger, a limited liability company. In addition, BAI changed its name to Stilwell Management, Inc. ("SMI"). SMI owns 100% of the preferred limited liability company interests and approximately 87% of the regular limited liability company interests in Berger. Key SMI and Berger employees own the remaining 13% of regular limited liability company interests. Also, in late 1999 Stilwell contributed to SMI the investment in DST.

     The Company's 1994 acquisition of a controlling interest in BAI was completed under a Stock Purchase Agreement ("BAI SPA") covering a five-year period ending in October 1999. Pursuant to the BAI SPA, the Company was required to make additional purchase price payments based upon BAI attaining certain incremental levels of assets under management up to $10 billion by October 1999. The Company paid $3.0 million under this BAI SPA in 1999. No payments were made during 1998. These payments represent adjustments to the purchase price and the resulting goodwill is being amortized over 15 years.

     During the period from 1998 to 2000, Berger introduced two new equity funds: the Berger Mid Cap Value Fund and the Berger Information Technology Fund. These funds held approximately $143.5 million of assets under management at December 31, 2000, a 38% increase from December 31, 1999.

     In second quarter 1999, Berger appointed a new president and chief executive officer and realigned the management of several of its advised funds, including the Berger Growth Fund, the Berger Balanced Fund and the Berger Select Fund. In June 2000, Berger hired a Chief Investment Officer to oversee the direction of the investment strategy. Berger believes these changes improve its opportunity for growth in the future.

     At December 31, 1999 and 2000, approximately 28% and 25%, respectively, of Berger's total assets under management were generated through mutual fund supermarkets and other third party distribution channels.

NELSON, DST AND OTHER SUBSIDIARIES AND AFFILIATES

Nelson Money Managers plc

     Acquisition of Nelson. On April 20, 1998, Stilwell completed the acquisition of 80% of Nelson, an investment adviser and manager based in the United Kingdom. Nelson provides investment advice and investment management services in the United Kingdom primarily to individuals who are retired or contemplating retirement. Nelson managed approximately $1.4 billion ((pound)908 million) in assets as of December 31, 2000. The acquisition, which was accounted for as a purchase, was completed using a combination of cash, KCSI common stock and notes payable. The KCSI common stock issued in connection with the transaction has been reflected as a contribution from KCSI to Stilwell in the consolidated financial statements. The total purchase price was approximately $33 million, and the amount in excess of the fair market value of the net tangible and identifiable intangible assets received was recorded as goodwill, to be amortized over a period of 20 years. If the acquisition of Nelson had been completed January 1, 1998, inclusion of Nelson's results on a pro forma basis would not have been material to Stilwell's consolidated results of operations for the year ended December 31, 1998.

2000

     For the year ended December 31, 2000, Nelson reported a net loss of $0.7 million versus a loss of $1.4 million in 1999. The lower loss in 2000 reflects growth in revenues, substantially offset by higher expenses resulting from Nelson's ongoing efforts to expand its existing operations and develop products and services that complement its core business. Nelson's revenues, which are earned based on a percentage of funds under management together with a fee on the client's initial investment (for investment advice), grew approximately 24% in 2000 compared to 1999. Expenses increased by 20% during the same period, resulting in a lower operating loss. Salaries were higher in 2000 than 1999 - primarily due to a 20% increase in the number of employees - as were general administration and facilities costs.

1999

     For the year ended December 31, 1999, Nelson reported a net loss of $1.4 million compared to net income of $0.6 million for the period from acquisition to December 31, 1998. This decline resulted from Nelson's marketing efforts (initiated late in second quarter 1999) to expand its revenue base through the use of its proprietary investment services in broader markets. Revenues were higher in 1999 compared to 1998 due to higher assets under management and inclusion of a full year of Nelson revenues. Costs were higher in 1999, indicative of Nelson's growth efforts. Specifically, increases occurred in salaries and wages (reflecting growth in the number of employees), administration costs (infrastructure and training efforts) and advertising costs.

Equity in Earnings of DST

     Stilwell recorded $69.8 million in equity earnings from DST during 2000 compared to $44.4 million for the year ended December 31, 1999. DST equity earnings in 2000 include approximately $11.4 million (pretax) in gains representing the Company's proportionate share of a litigation settlement and sales of marketable securities recorded by DST. Exclusive of these DST items, the equity in net earnings of DST improved 32% over 1999. Improvements in revenues (11% increase year to year) and operating margins (from 16.3% in 1999 to 19.4% in 2000) drove this increase year to year. The increase in DST revenues is attributable to growth in U.S. mutual fund shareowner accounts serviced - from 56.4 million as of December 31, 1999 to 72.1 million as of December 31, 2000 - and images produced and statements mailed since prior year.

     Equity earnings from DST totaled $44.4 million for 1999 versus $30.6 million in 1998 (exclusive of one-time fourth quarter merger-related charges). Improvement in revenues, operating margins and DST's equity earnings of unconsolidated affiliates contributed to this increase year to year, as did the required capitalization of internal use software development costs totaling approximately $20.9 million (DST's pretax total). Consolidated DST revenues increased nearly 10% over the prior year, reflecting higher financial services and output solutions revenues. U.S. mutual fund shareowner accounts serviced increased to 56.4 million compared to 49.8 million as of December 31, 1998.

     As discussed in the "Significant Developments" section above, fourth quarter and year ended 1998 include a one-time $23.2 million (after-tax) non-cash charge resulting from the merger of a wholly-owned subsidiary of DST and USCS. This charge reflects Stilwell's reduced ownership of DST from 41% to approximately 32% (prior to DST common stock repurchases in 1999 and 2000 that increased Stilwell's ownership percentage to 33%), together with Stilwell's proportionate share of DST and USCS fourth quarter merger-related costs.

Interest Expense and Other, Net

     Fluctuations in interest expense from 1998 through 2000 reflect the effects of changes in the average debt balances over the period, as well as the interest resulting from charges on other interest-bearing balances during the three-year period. Interest expense for the year ended December 31, 2000 exceeded comparable 1999, primarily due to interest associated with the $125 million of indebtedness assumed from KCSI, which was outstanding for the first three months of 2000. Indebtedness in 1999 declined from 1998, resulting in lower debt-related interest; this decline, however, was substantially offset by increased interest resulting from higher average balances for other interest-bearing items.

     Other income of $43.7 million through December 31, 2000 exceeded the prior year by $16.3 million, primarily due to interest income, gains from sales of investments in advised funds and a $2.3 million gain resulting from Berger's sale of BBOI. Other income for full year 1999 increased $17.1 million compared to 1998, exclusive of the $8.8 million (pretax) gain on the sale of Janus's 50% interest in IDEX Management, Inc. ("IDEX"). Janus continues as sub-advisor to several portfolios in the IDEX group of mutual funds. This increase year-to-year resulted from the following: i) realized gains by Janus and Berger on the sale of short-term investments; ii) higher interest income resulting from an increase in cash; iii) an increase in investment income; and iv) gains resulting from the issuance of Janus shares to certain of its employees.

STILWELL TRENDS AND OUTLOOK

     Stilwell's earnings and cash flows are heavily dependent on prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equity markets, can have a material impact on Stilwell's results of operations, financial condition and cash flows.

     Additionally, Stilwell results are affected by the relative performance of Janus, Berger and Nelson products, introduction and market reception of new products, the closing of existing funds to new investors, as well as other factors, including increases in the rate of return of alternative investment products, increasing competition as the number of mutual funds continues to grow, and changes in marketing and distribution channels.

     Due to the downturn in the financial equity markets during the second half of 2000 and first two months of 2001, Stilwell's assets under management have declined from levels experienced during 2000. Accordingly, revenues during 2001 are expected to decrease from the comparable 2000 periods to the extent that the markets continue to be unfavorable to aggressive equity growth investors. A decrease in revenues could result in lower operating income and net income.

     As a result of the rapid revenue growth during the last two years, Stilwell's operating margins have been strong. Management expects that Stilwell will experience margin pressures in the future as the various subsidiaries strive to ensure that the operational and administrative infrastructure continues to meet the high standards of quality and service historically provided to investors.

     Stilwell expects to continue to participate in the earnings or losses from its DST investment.

LIQUIDITY

     Summary cash flow data is as follows (in millions):

                                                                         Year ended December 31,
                                                             ------------------------------------------------
                                                                 1998              1999             2000
                                                             -------------     -------------    -------------
     Cash flows provided by (used for):
          Operating activities...........................    $       174.5     $       360.4    $       731.3
          Investing activities...........................            (50.4)            (47.4)          (219.6)
          Financing activities...........................            (95.3)           (127.4)          (471.5)
                                                             -------------     -------------    -------------
     Net increase in cash and cash equivalents...........             28.8             185.6             40.2
     Cash and cash equivalents at beginning of year......            109.7             138.5            324.1
                                                             -------------     -------------    -------------
     Cash and cash equivalents at end of year............    $       138.5     $       324.1    $       364.3
                                                             =============     =============    =============

     Operating Cash Flows. Stilwell's cash flow from operations has historically been positive and sufficient to fund operations, property acquisitions, and investments in and loans with affiliates.

     The following table summarizes consolidated operating cash flow information (in millions).

                                                                          Year ended December 31,
                                                             ------------------------------------------------
                                                                 1998              1999             2000
                                                             -------------     -------------    -------------
     Net income......................................        $       152.2     $       313.1    $       663.7
        Depreciation and amortization................                 16.8              35.4             81.2
        Equity in undistributed earnings.............                (24.7)            (46.4)           (70.8)
        Reduction in ownership of DST................                 29.7
        Gain on sale of Janus common stock...........                                                   (15.1)
        Deferred income taxes........................                (12.4)             11.8             17.8
        Minority interest in consolidated earnings...                 33.4              57.3            111.7
     Change in working capital items.................                (12.3)             10.4             23.0
     Deferred Commissions............................                 (2.2)            (29.5)           (68.7)
     Other...........................................                 (6.0)              8.3            (11.5)
                                                             -------------     -------------    -------------
     Net operating cash flow.........................        $       174.5     $       360.4    $       731.3
                                                             =============     =============    =============

     Operating cash flow for the year ended December 31, 2000 exceeded comparable 1999 by $370.9 million, primarily due to higher net income (including one-time gain from litigation settlement), partially offset by deferred commission payments by Janus from sales of Janus World Fund shares during 2000. Operating cash flows for the year ended December 31, 1999 exceeded 1998 by $185.9 million, primarily due to higher net income, partially offset by deferred commission payments.

     Investing Cash Flows. Stilwell used cash for property acquisitions of $35.0, $50.5 and $107.1 million in 1998, 1999 and 2000, respectively. The significant increase in property acquisitions during the period from 1998 to 2000 reflects the infrastructure enhancements at Janus. Investments in and loans with affiliates totaled $24.3, $17.5 and $110.6 million during 1998, 1999 and 2000, respectively. The 1998 activity reflects the acquisition of Nelson in April. The 1999 and 2000 activity relates to repurchases of Janus common stock by Janus, which resulted in additional goodwill associated with the Stilwell Financial Inc. investment in Janus - see "Significant Developments" above. Stilwell reported net purchases of investments in advised funds of $11.0 million during 2000 compared to net sales in 1999 of $16.6 million. Stilwell had $2.2 million in net purchases of such investments during 1998.

     Financing Cash Flows. For the years ended December 31, 1998 and 1999, the net activity with KCSI resulted in cash payments to KCSI of $55.1 and $89.3 million, respectively. For the year ended December 31, 2000, the net activity with KCSI resulted in cash receipts from KCSI of $6.4 million. Generally, net outflows to KCSI represented dividends received by Stilwell from Janus and Berger treated as passed through to KCSI (after satisfaction of ongoing Stilwell operational obligations), as well as repayments of indebtedness to KCSI.

     Other financing activities included the following:

o Repayment of indebtedness that was assumed from KCSI in connection with the $200 million Facility as discussed in "Significant Developments" above;

o Repurchases of Company common stock during 2000 totaling $323.3 million, which were funded with internally generated cash flows; o Distributions to minority stockholders of consolidated subsidiaries. Amounts increased in both 1999 and 2000 compared to the previous year due to higher net income on which distributions were based; and

o    Proceeds from stock plans of $23.8 million in 2000.

     See discussion under "Capital Structure - Minority Purchase Agreements" for information relative to existing contingencies and "Capital Structure - Stilwell Credit Agreements" for information on the assumption by Stilwell of $125 million of indebtedness in January 2000 and completion of the Facilities in December 2000.

CAPITAL STRUCTURE

     Capital Requirements. Capital requirements, when necessary, for Janus, Berger, Nelson and other subsidiaries have been funded with cash flows from operations and negotiated term financing.

     During 1998, Janus opened a new facility in Austin, Texas as an investor service and data center for transfer agent operations, allowing for continuous service in the event the Denver facility is unavailable. Also, throughout the period from 1998 to 2000, Janus has continued efforts to upgrade and expand its information technology and facilities infrastructure (as discussed in detail above). These efforts were generally funded with existing cash flows.

     Capital.  During the period  from  January 1, 1998 to  December  31,  2000,
Stilwell   maintained  minimal  average  debt  balances,   resulting  in  a  low
consolidated debt ratio (total debt as a percent of total debt plus equity).

     Management anticipates that the debt ratio will increase in 2001 as a result of the anticipated acquisition of Janus shares from Mr. Bailey and others (see "Recent Developments" above) and resulting indebtedness, partially offset by profitable operations and positive operating cash flows. This result is subject to, among others, any stock repurchases under the $1 billion program approved by the Stilwell Board, acquisitions using debt and/or any additional required funding pursuant to put rights under the Janus minority purchase agreements - see below. Note that unrealized gains on "available for sale" securities held by Stilwell and DST, which are included net of deferred income taxes as accumulated other comprehensive income, are contingent on market conditions and thus, are subject to significant fluctuations in value.
Significant declines in the value of these securities would negatively impact stockholders' equity and impact Stilwell's debt ratio.

     Stilwell Credit Agreements. As discussed in "Significant Developments" above, in December 2000, Stilwell and Janus arranged $600 million in credit facilities - the $300 million 364-Day Facility and the $300 million Five-Year Facility. The proceeds of any borrowings under the Facilities are to be used for working capital and general corporate purposes, including repurchases of outstanding shares of common stock.

     The Facilities contain a number of covenants that could restrict maximum utilization of the Facilities, including various financial covenants such as a specified financing leverage, minimum net worth, fixed charge coverage and minimum assets under management. Stilwell and Janus were in compliance with the various provisions of the Facilities, including the financial covenants, as of December 31, 2000. Neither Janus nor Stilwell had borrowings under the Facilities at December 31, 2000.

     On January 11, 2000, KCSI arranged the 364-day $200 million Facility. KCSI borrowed $125 million under this facility and used the proceeds to retire other debt obligations. Stilwell assumed the $200 million Facility, including the $125 million borrowed thereunder, thereby reducing its stockholders' equity. Upon such assumption, KCSI was released from all obligations, and Stilwell became the sole obligor, under the $200 million Facility. In March 2000, Stilwell repaid the $125 million borrowed under the $200 million Facility. Upon completion of the Facilities, the $200 million Facility was canceled.

     In May 1998, KCSI established a $100 million Credit Facility assumable by Stilwell for Stilwell's use upon separation of KCSI's two business segments. On May 14, 1999, KCSI renewed the $100 million Credit Facility and later transferred it to Stilwell. At December 31, 1999, the full $100 million was available under the facility. Management did not renew the $100 million Credit Facility upon its expiration on May 13, 2000.

     Stilwell may require additional capital sooner than anticipated to the extent that Stilwell's operations do not progress as anticipated or if the effect of the financing used to fund the expected 2001 acquisitions of Janus common stock (as discussed in "Recent Developments" above) does not provide sufficient capital post-acquisition. Stilwell intends to seek any additional financing for general corporate purposes on substantially the same terms and conditions as the Facilities. Based on financial information as of December 31, 2000, Stilwell would have the ability to fund the purchase of stock required if all put rights held by Janus minority stockholders had been exercised without, in management's judgment, causing a breach of any of Stilwell's current credit facility restrictions. Stilwell has not obtained the concurrence of its lenders with this judgment but the existence of the Janus put rights was disclosed to those lenders at the time they provided the Facilities. See "Recent Developments" above for discussion regarding exercise of puts by several Janus minority stockholders during 2001. In any event, if additional capital is needed for operations or the honoring of the Janus put rights, management would not necessarily rely on the Facilities, but would likely seek to obtain additional financing on substantially the same terms and conditions as existing credit facilities.

     Minority Purchase Agreements. A stock purchase agreement with Mr. Bailey, Janus's Chairman, President and Chief Executive Officer, and another Janus stockholder (the "Janus Stock Purchase Agreement") and certain restriction agreements with other Janus minority stockholders contain, among other provisions, mandatory put rights whereby under certain circumstances, Stilwell would be required to purchase the minority interests of such Janus minority stockholders at a fair market value purchase price equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, or in some circumstances as determined by an independent appraisal. The purchase price will be determined by independent appraisal if the appraisal process is elected by either the selling stockholder or Stilwell, except that no appraisal process is applicable to shares held by Mr. Bailey and one other stockholder. Under the Janus Stock Purchase Agreement, termination of Mr. Bailey's employment could require a purchase and sale of the Janus common stock held by him. If other minority holders terminated their employment, some or all of their shares also could be subject to mandatory purchase and sale obligations. Certain other minority holders who continue their employment also could exercise puts. If all of the mandatory purchase and sale provisions and all the puts under such Janus minority stockholder agreements were implemented as of December 31, 2000, Stilwell would have been required to pay approximately $1.42 billion compared to $789 and $447 million at December 31, 1999 and 1998, respectively. (See "Recent Developments" above regarding the Stilwell and Janus repurchase of shares of Janus common stock from various minority stockholders, including Mr. Bailey. After giving effect to those expected transactions, Stilwell would have been required to pay approximately $616 million assuming exercises as of December 31, 2000.) In the future these amounts may be higher or lower depending on Janus's earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights. Under the restriction agreements with certain other Janus minority stockholders, payment for the purchase of the respective minority interests is to be made 30 days after the later to occur of (i) receiving notification of exercise of the put rights or (ii) determination of the purchase price through the independent appraisal process.

     The Janus Stock Purchase Agreement and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of Stilwell (as to the Janus Stock Purchase Agreement) or KCSI (as to the other purchase and restriction agreements), Stilwell may be required to purchase such holders' Janus stock or, as to the stockholders that are parties to the Janus Stock Purchase Agreement, at such holders' option, to sell its Janus stock to such minority stockholders. The price for such purchase or sale would be at a fair market value purchase price equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, or in some circumstances as determined by Janus's Stock Option Committee or as determined by an independent appraisal. If Stilwell had been required to purchase the holders' Janus common stock after a Change in Ownership as of
December 31, 2000, the purchase price would have been approximately $1.67 billion (See "Recent Developments" above regarding the Stilwell and Janus repurchase of shares of Janus common stock from various minority stockholders, including Mr. Bailey. After giving effect to those expected transactions, Stilwell would have been required to pay approximately $871 million assuming exercises as of December 31, 2000.) See additional information in "Other Items - Janus Capital Corporation" below and in Note 13 to the Stilwell consolidated financial statements.

     Stilwell would account for any such purchase as the acquisition of a minority interest under Accounting Principles Board Opinion No. 16, Business Combinations.

     As of December 31, 2000, Stilwell had $350 million in credit facilities available, cash balances at the Stilwell holding company level in excess of $95 million, securities with a market value of approximately $2.7 billion and the right to its proportional share (approximately $380 million) of anticipated dividends from Janus on its 2000 earnings. To the extent that available credit facilities, existing cash balances, expected dividends from Janus and proceeds from the liquidation of Stilwell's investment in DST were insufficient to fund its purchase obligations, Stilwell had access to the capital markets and, with respect to the Janus Stock Purchase Agreement, had 120 days to raise additional sums.

     Overall Liquidity. Stilwell's cash management approach generally reflects efforts to minimize cash balances through debt repayment, when applicable. Cash not required for immediate operating or investing activities will be utilized to repay indebtedness under lines of credit. This approach is used to help mitigate Stilwell's floating-rate debt exposure to fluctuations in interest rates. If all indebtedness has been paid, Stilwell generally invests cash in a money market or similar account.

     As a holding company, Stilwell's ability to pay dividends is dependent on the dividends and income it receives from its subsidiaries. At the present time Stilwell's primary source of cash is dividends received from Janus. The payment of dividends by Janus is subject to the discretion of the Janus Board of Directors ("Janus Board"). Although Stilwell has a contractual obligation to cause such payment, Mr. Bailey has certain rights to select a majority of the Janus Board under the Janus Stock Purchase Agreement. However, pursuant to the Janus Stock Purchase Agreement, Janus has distributed at least 90% of its net income to its stockholders each year.

     Stilwell uses its portion of such dividends in accordance with its strategic plans, which plans have included, among others, repayment of indebtedness, funding in connection with Stilwell's common stock repurchase program, and investments in affiliates. Prior to December 31, 2000, the Janus Board declared a dividend of approximately $49 million, of which approximately $7.1 million was due to minority stockholders. Janus paid this dividend in January 2001.

     Purchases of class B shares in the Janus World Funds require a commission to be advanced by Janus. Deferred commissions were not material to the December 31, 1998 consolidated financial statements. Funding of the commissions during the years ended December 31, 1999 and 2000 totaled $29.5 and $68.7 million, respectively, and management expects that such class B share purchases will continue to grow in future periods.

     Stilwell believes it has adequate resources available - including a sufficient line of credit (within the financial covenants referred to above) and businesses that have historically been positive cash flow generators - to satisfy its operating and capital requirements, and the continuing business needs of Stilwell during 2001.

OTHER ITEMS

     Janus Capital Corporation. The Janus Stock Purchase Agreement, as amended, provides that so long as Mr. Bailey is a holder of at least 5% of the common stock of Janus and continues to be employed as President of Janus (or as Chairman of the Janus Board if Mr. Craig, who is no longer employed by Janus, served as the President of Janus), Mr. Bailey shall continue to establish and implement policy with respect to the investment advisory and portfolio management activity of Janus. The agreement also provides that, in furtherance of such objective, so long as both the ownership threshold and officer status conditions described above are satisfied, Stilwell will vote its shares of Janus common stock to elect directors of Janus, at least the majority of whom are selected by Mr. Bailey, subject to Stilwell's approval, which approval may not be unreasonably withheld. The agreement further provides that any change in management philosophy, style or approach with respect to investment advisory and portfolio management policies of Janus shall be mutually agreed upon by Stilwell and Mr. Bailey. As discussed in "Recent Developments," Mr. Bailey's ownership is expected to decrease to approximately 6.2% after completion of the sale of 600,000 shares to Stilwell in the first half of 2001. Accordingly, Mr. Bailey's rights and obligations under the Janus Stock Purchase Agreement are not affected.

     Stilwell does not believe Mr. Bailey's rights under the Janus Stock Purchase Agreement are "substantive," within the meaning of Issue 96-16 of the Emerging Issue Task Force ("EITF 96-16") of the Financial Accounting Standards Board, because Stilwell can terminate those rights at any time by removing Mr. Bailey as an officer of Janus. Stilwell also believes that the removal of Mr. Bailey would not result in significant harm to Stilwell based on the factors discussed below. Colorado law provides that removal of an officer of a Colorado corporation may be done directly by its stockholders if the corporation's bylaws so provide. While Janus's bylaws contain no such provision currently, Stilwell has the ability to cause Janus to amend its bylaws to include such a provision. Under Colorado law, Stilwell could take such action at an annual meeting of stockholders or make a demand for a special meeting of stockholders. Janus is required to hold a special stockholders' meeting upon demand from a holder of more than 10% of its common stock and to give notice of the meeting to all stockholders. If notice of the meeting is not given within 30 days of such a demand, the District Court is empowered to summarily order the holding of the meeting. As the holder of more than 80% of the common stock of Janus, Stilwell has the requisite votes to compel a meeting and to obtain approval of the required actions at such a meeting.

     Stilwell has concluded, supported by an opinion of legal counsel, that it could carry out the above steps to remove Mr. Bailey without breaching the Janus Stock Purchase Agreement and that if Mr. Bailey were to challenge his removal by instituting litigation, his sole remedy would be for damages and not injunctive relief and that Stilwell would likely prevail in that litigation.

     Although Stilwell has the ability to remove Mr. Bailey, it has no present plan or intention to do so, as he is one of the persons regarded as most responsible for the success of Janus. The consequences of any removal of Mr. Bailey would depend upon the timing and circumstances of such removal. Mr. Bailey could be required to sell, and Stilwell could be required to purchase, his Janus common stock, unless he were terminated for cause. Certain other Janus minority stockholders would also be able, and, if they terminated employment, required, to sell to Stilwell their shares of Janus common stock. The amounts that Stilwell would be required to pay in the event of such purchase and sale transactions could be material. See Note 11 to the Stilwell consolidated financial statements. Such removal would have also resulted in acceleration of the vesting of a portion of the shares of restricted Janus common stock held by other minority stockholders, having an approximate aggregate value of $32 million as of December 31, 2000.

     There may also be other consequences of removal that cannot be presently identified or quantified. For example, Mr. Bailey's removal could result in the loss of other valuable employees or clients of Janus. The likelihood of occurrence and the effects of any such employee or client departures cannot be predicted and may depend on the reasons for and circumstances of Mr. Bailey's removal. However, Stilwell believes that Janus would be able in such a situation to retain or attract talented employees because: (i) of Janus's prominence; (ii) Janus's compensation scale is at the upper end of its peer group; (iii) some or all of Mr. Bailey's repurchased Janus stock could be then available for sale or grants to other employees; and (iv) many key Janus employees must continue to be employed at Janus to become vested in currently unvested restricted stock valued in the aggregate (after considering additional vesting that would occur upon the termination of Mr. Bailey) at approximately $99 million as of December 31, 2000. In addition, notwithstanding any removal of Mr. Bailey, Stilwell would expect to continue its practice of encouraging autonomy by its subsidiaries and their boards of directors so that management of Janus would continue to have responsibility for Janus's day-to-day operations and investment advisory and portfolio management policies and, because it would continue that autonomy, Stilwell would expect many current Janus employees to remain with Janus.

     As discussed in "Significant Developments" above, on September 25, 2000, Mr. Craig, Janus's Chief Investment Officer and Director of Research, left Janus. Mr. Craig's responsibilities were assumed by Janus's Executive Investment Committee, a group formed by Mr. Craig over a year ago and comprised of several portfolio managers and Mr. Bailey. Mr. Craig had previously been identified as the successor to Mr. Bailey in the event that Mr. Bailey left Janus. A revised succession plan has not yet been developed.

     With respect to clients, Janus's investment advisory contracts with its clients are terminable upon 60 days' notice and in the event of a change in control of Janus. Under certain circumstances a material reduction in the ownership of Janus common stock by Mr. Bailey or his departure from Janus by removal, death, or resignation could be a change of control, resulting in an assignment, because he has certain rights relating to selection of a majority of the directors of Janus, pursuant to the rights under the Janus Stock Purchase Agreement. Under the Investment Company Act of 1940 ("1940 Act"), "control" is defined as "the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with the company." The 1940 Act establishes a presumption that any person who owns less than 25% of the voting securities of a company does not control that company. Since Mr. Bailey owns less than 25% of Janus, he is presumed to not control Janus. That presumption can be rebutted by evidence but, under the 1940 Act, it continues until the SEC issues an order determining that the presumption has been rebutted. The SEC has issued such an order in the past with regard to a holder of less than 25% of the voting securities of a company, but on facts much different from Mr. Bailey's circumstances. The SEC has not issued such an order with respect to Mr. Bailey and it is unclear whether it would do so. If the SEC were to issue such an order, Mr. Bailey's departure from Janus, or a material reduction in his ownership of Janus common stock, which eliminated his rights under the Janus Stock Purchase Agreement could be deemed a change in control of Janus. Such a change in control would result, under the 1940 Act and under the Investment Advisers Act of 1940, as amended ("Advisers Act") in an assignment and termination of Janus's investment advisory contracts, requiring approval of fund shareowners and other advisory clients to obtain new agreements. However, in view of Janus's investment record, Stilwell has concluded it is reasonable to expect that in such an event most of Janus's clients would renew their investment advisory contracts, requiring approval of fund shareowners and other advisory clients to obtain new agreements. This conclusion is reached because (i) Janus relies on a team approach to investment management and development of investment expertise,
(ii) Mr. Bailey has not served as a portfolio manager for any Janus fund for several years and (iii) Janus should be able to continue to attract talented portfolio managers. It is reasonable to expect that Janus's clients' reaction will depend on the circumstances, including, for example, how much of the Janus team remained in place and what investment advisory alternatives were available.

     The Janus Stock Purchase Agreement and other agreements provide for rights of first refusal on the part of Janus minority stockholders, Janus and Stilwell, with respect to certain sales of Janus stock. These agreements also require Stilwell to purchase the shares of Janus minority stockholders in certain circumstances. In addition, in the event of a Change in Ownership of Stilwell, as defined in the Janus Stock Purchase Agreement, Stilwell may be required to sell its stock of Janus to the stockholders who are parties to such agreement or to purchase such holders' Janus stock. In the event Mr. Bailey were terminated for any reason within one year following a Change in Ownership, he would be entitled to a severance payment, amounting, at December 31, 2000, to approximately $2 million. Purchase and sales transactions under these agreements are to be made based upon a multiple of the net earnings of Janus and/or other fair market value determinations, as defined therein. See Note 11 to the Stilwell consolidated financial statements.

     Some Janus officers and directors serve as officers and/or directors of certain of the registered investment companies to which Janus acts as investment advisor.

     Foreign Exchange Matters and Other Financial Instruments. In connection with Stilwell's investment in Nelson, an 80% owned subsidiary operating in the United Kingdom, and Janus's investment in Janus International Limited ("JIL") and Janus International (Asia) Limited ("Janus Asia"), matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. Stilwell and Janus follow the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation", and related authoritative guidance.

     Nelson's and JIL's financial statements are accounted for using the British pound as the functional currency and Janus Asia uses the Hong Kong dollar. Any gains or losses arising from transactions not denominated in the British pound or the Hong Kong dollar are recorded as a foreign currency gain or loss and included in the results of operations of the respective companies. The translation of those companies' financial statements from the British pound and Hong Kong dollar into the U.S. dollar results in an adjustment to accumulated other comprehensive income. At December 31, 1999 and 2000, the cumulative translation adjustment relating to these investments was $1.1 and $3.9 million, respectively.

     Stilwell continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Nelson as market conditions change or exchange rates fluctuate. At December 31, 2000, Stilwell had no material outstanding foreign currency hedging instruments. Stilwell intends to respond to evolving business and market conditions in order to manage risks and exposures associated with Stilwell's various operations.

     Comprehensive Income. Stilwell's other comprehensive income consists primarily of unrealized gains and losses relating to investments held by Stilwell and DST as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Stilwell records its proportionate share of any unrealized gains or losses related to these investments, net of deferred income taxes, in stockholders' equity as accumulated other comprehensive income. The unrealized gain related to these investments increased $39.5, $63.8 and $1.9 million ($24.3, $39.3 and $1.3 million, net of deferred income taxes) for the years ended December 31, 1998, 1999 and 2000, respectively.

     Minority Rights. In issue 96-16, the EITF of the FASB reached a consensus that substantive "participating" minority rights which provide the minority stockholder with the right to effectively control significant decisions in the ordinary course of an investee's business could impact whether the majority stockholder should consolidate the investee. After evaluation of the rights of the minority stockholders of its consolidated subsidiaries and in particular the contractual rights of Mr. Bailey described in "Other Items - Janus Capital Corporation," Stilwell management concluded that application of EITF 96-16 did not affect the Company's consolidated financial statements.

     Litigation. From time to time Stilwell is involved in various legal actions arising in the normal course of business. While the outcome of the various legal proceedings involving Stilwell cannot be predicted with certainty, it is the opinion of management (after consultation with legal counsel) that the litigation reserves of Stilwell are adequate and that legal actions involving Stilwell and ultimate resolution of these matters will not be material to Stilwell's consolidated financial position, results of operations or cash flows.

     Regulatory Influence. Virtually all aspects of Stilwell's business are subject to various laws and regulations. Applicable laws include the 1940 Act, the Advisers Act, the Securities Act of 1933, the Securities Exchange Act of 1934, as amended, the Employee Retirement Income Security Act of 1974, as amended and various state securities and related laws (including laws in the United Kingdom). Applicable regulations include, but are not limited to, in the United States, the rules and regulations of the SEC, the Department of Labor, securities exchanges and the National Association of Securities Dealers and in the United Kingdom, the Investment Management Regulatory Organization Limited, the Personal Investment Authority and the Financial Services Authority. While management of Stilwell is required to devote substantial time and effort in regulatory compliance issues, Stilwell does not foresee that such compliance under present statutes will impair its competitive capability or result in any material effect on results of operations.

     Inflation. Inflation has not had a significant impact on Stilwell's operations in the past three years. Generally accepted accounting principles require the use of historical costs. Replacement cost and related depreciation expense of Stilwell's property would be higher than the historical costs reported. Any increase in expenses from these fixed costs, coupled with variable cost increases due to significant inflation, would be difficult to recover through price increases given the competitive environments of Stilwell's principal subsidiaries.

NEW ACCOUNTING PRONOUNCEMENTS

     Derivative Instruments. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. Pursuant to an amendment by the FASB, FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and should not be retroactively applied to financial statements of periods prior to adoption.

      While Stilwell does not generally enter into transactions covered by this statement, the Company continues to evaluate alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Nelson as market conditions change or exchange rates fluctuate. Currently, the Company has no outstanding foreign currency hedges. The adoption of FAS 133 on January 1, 2001 did not have an impact on Stilwell's results of operations, financial position or cash flows.

     Stock Compensation. In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") for certain issues. It does not address any issues related to the application of the fair value method set forth in Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Among other issues, FIN 44 addresses the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting effects of modifications to the terms of a previously fixed stock option and the accounting for an exchange of stock compensation awards in a business combination. For those issues that affect the Company, FIN 44 was effective July 1, 2000. Application of FIN 44 did not have an impact on Stilwell's financial statements.

     Revenue Recognition. In December 1999, the SEC issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the SEC's interpretations of generally accepted accounting principles relating to revenue recognition. The provisions of SAB 101 are effective in the fourth quarter of fiscal years beginning after December 15, 1999 and the provisions are to be retroactively applied to the entire year. The adoption of SAB 101 did not have a material impact on Stilwell's financial statements.



ITEM 7(A).           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

     Stilwell utilizes various financial instruments that entail certain inherent market risks. Generally, these instruments have not been entered into for trading purposes. The following information, together with information included in other parts of this Management's Discussion and Analysis of Financial Condition and Results of Operations, describe the key aspects of certain financial instruments that have market risk to Stilwell.

Interest Rate Sensitivity

     Stilwell's   interest   sensitive   liabilities   include   any   long-term
floating-rate debt obligations. At December 31, 1999 and 2000, Stilwell had no indebtedness outstanding under any line of credit.

Foreign Exchange Sensitivity

     Stilwell owns 80% of Nelson, a United Kingdom based financial services corporation and Janus indirectly owns 100% of JIL and Janus Asia. In connection with these investments, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. Therefore, Stilwell is exposed to fluctuations in the value of the British pound and Hong Kong dollar.

     As the relative prices of the British pound and Hong Kong dollar fluctuate versus the U.S. dollar, Stilwell's proportionate share of the earnings or losses of the respective companies is affected. The following table provides an example of the potential impact of a 10% change in the price of the British pound assuming that Nelson and JIL each have earnings of (pound)1,000 and using ownership interests at December 31, 2000 (the approach is the same when the Hong Kong dollar is analyzed). The British pound is the functional currency.

                                                                       Nelson        JIL

            Assumed Earnings before minority interest.............(pound) 1,000   (pound) 1,000
            Exchange Rate (to U.S. $).............................     0.5 to 1        0.5 to 1
                                                                     ----------     -----------
            Converted U.S. Dollars................................   $    2,000     $     2,000
            Stilwell Ownership Percentage of Nelson and JIL.......          80%           82.5%
                                                                     ----------     -----------
            Assumed Earnings......................................   $    1,600     $     1,650
            Assumed 10% increase in Exchange Rate.................    0.55 to 1       0.55 to 1
                                                                     ----------     -----------
            Converted to U.S. Dollars.............................   $    1,818     $     1,818
            Stilwell Ownership Percentage of Nelson and JIL.......          80%           82.5%
                                                                     ----------     -----------
            Assumed Earnings......................................   $    1,454     $     1,500
                                                                     ----------     -----------
            Effect of 10% increase in Exchange Rate...............   $     (146)    $      (150)
                                                                     ==========     ===========


     The impact of changes in exchange rates on the balance sheet are reflected in a cumulative translation adjustment account as a part of accumulated other comprehensive income and do not affect earnings.

     While not currently utilizing foreign currency instruments to hedge its U.S. dollar investment in Nelson, Stilwell continues to evaluate alternatives with respect to Nelson as the market and exchange rates fluctuate.

Available for Sale Investment Sensitivity

     Both Janus and Berger invest a portion of the revenues earned from providing investment advisory services in certain of their respective non-money market sponsored funds. These investments are classified as available for sale securities pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, these investments are carried in Stilwell's consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund. Any unrealized gain or loss is recognized upon the sale of the investment.

     Additionally, DST, a 33% owned equity investment, holds available for sale investments that may affect Stilwell's consolidated financial statements. Similarly to the Janus and Berger securities, any changes to the market value of the DST available for sale investments are reflected, net of deferred income tax, in DST's "accumulated other comprehensive income" component of its equity. Accordingly, Stilwell records its proportionate share of this amount as part of the investment in DST. While these changes in market value do not result in any impact to Stilwell's consolidated results of operations currently, upon disposition by DST of these investments, Stilwell will record its proportionate share of the gain or loss as a component of equity earnings.

Equity Price Sensitivity

     As noted above, Stilwell owns 33% of DST, a publicly traded company. While changes in the market price of DST are not reflected in Stilwell's consolidated results of operation or financial position, they may affect the perceived value of the Stilwell Common Stock. Specifically, the market value of DST shares at any given point in time multiplied by the number of shares owned by Stilwell provides an amount, which when divided by the outstanding number of shares of Stilwell Common Stock, derives a per share "value" presumably attributable to Stilwell's investment in DST. Fluctuations in this "value" as a result of changes in the DST market price may affect Stilwell's stock price.

     The revenues earned by Janus, Berger and Nelson are dependent on the underlying assets under management in the funds to which investment advisory services are provided. These various funds include portfolios of investments comprised of combinations of equity, bond, annuity and other types of securities. Fluctuations in the value of these various securities are common and are generated by numerous factors, including, among others, market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles, government regulations and others. Accordingly, declines in any one or a combination of these factors, or other factors not separately identified, may reduce the value of investment securities and, in turn, the underlying assets under management on which Stilwell revenues are earned.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                            Page

Management Report on Responsibility for Financial Reporting...................39

Financial Statements:

Report of Independent Accountants.............................................39
Consolidated Balance Sheets at December 31, 1999 and 2000.....................40
Consolidated Statements of Income for the three years ended December 31, 2000.41 Consolidated Statements of Cash Flows for the three years ended December 31, 2000...............................................42
Consolidated Statements of Changes in Stockholders'
  Equity for the three years ended December 31, 2000..........................43
Notes to Consolidated Financial Statements....................................44

Financial Statement Schedules:

     All schedules are omitted because they are not applicable, insignificant or the required information is shown in the consolidated financial statements or notes thereto.

     The consolidated financial statements and related notes, together with the Report of Independent Accountants, of DST Systems, Inc. (an approximate 33% owned affiliate of the Company accounted for under the equity method) for the years ended December 31, 1998, 1999 and 2000, which are included in the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-14036) have been incorporated by reference in this Form 10-K as Exhibit 99.2.

MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying consolidated financial statements and related notes of Stilwell Financial Inc. and its subsidiaries were prepared by management in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management has made judgments and estimates based on currently available information. Management is responsible for not only the financial information, but also all other information in this Annual Report on Form 10-K. Representations contained elsewhere in this Annual Report on Form 10-K are consistent with the consolidated financial statements and related notes thereto.

The Company has a formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that its financial records are reliable. Management monitors the system for compliance, and the Company's internal auditors measure its effectiveness and recommend possible improvements thereto. In addition, as part of their audit of the consolidated financial statements, the Company's independent accountants, who are selected by the stockholders, review and test the internal accounting controls on a selective basis to establish the extent of their reliance thereon in determining the nature, extent and timing of audit tests to be applied.

The Board of Directors pursues its oversight role in the area of financial reporting and internal accounting control through its Audit Committee. This committee, composed solely of non-management directors, meets regularly with the independent accountants, management and internal auditors to monitor the proper discharge of responsibilities relative to internal accounting controls and to evaluate the quality of external financial reporting.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
  Stockholders of Stilwell Financial Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Stilwell Financial Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Kansas City, Missouri

March 14, 2001

                             STILWELL FINANCIAL INC.

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Millions, Except Per Share Data)

                                                                                  December 31,
                                                                            ----------------------------
                                                                              1999               2000
                                                                            ---------          ---------
ASSETS

Current assets:
     Cash and cash equivalents..............................                $   324.1          $   364.3
     Accounts receivable....................................                    155.7              194.4
     Investments in advised funds...........................                     23.9               30.2
     Other current assets...................................                     21.3               52.2
                                                                            ---------          ---------
          Total current assets..............................                    525.0              641.1
Investments held for operating purposes.....................                    474.1              511.1
Property and equipment, net.................................                     70.4              137.7
Intangibles and other assets, net...........................                    162.0              291.1
                                                                            ---------          ---------
               Total assets.................................                $ 1,231.5          $ 1,581.0
                                                                            =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts and wages payable.............................                $    21.0          $    27.3
     Accrued compensation and benefits......................                     80.9               98.0
     Income taxes payable...................................                     28.3                9.7
     Accrued liability to third party administrators........                     19.7               33.2
     Other accrued liabilities..............................                     12.6               27.9
                                                                            ---------          ---------
          Total current liabilities.........................                    162.5              196.1

Other liabilities:
     Deferred income taxes..................................                    151.8              211.1
     Other liabilities......................................                     45.3               42.7
                                                                            ---------          ---------
          Total liabilities.................................                    359.6              449.9
                                                                            ---------          ---------

Commitments and contingencies (Notes 7, 8, 9, 10, 11, 13, 16)

Minority interest in consolidated subsidiaries..............                     57.3               73.3
                                                                            ---------          ---------

STOCKHOLDERS' EQUITY

Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)
Common stock ($0.01 par, 1,000,000,000 shares
    authorized, 224,790,650 shares issued and
    218,909,153 shares outstanding).........................                                         2.2
Additional paid-in capital..................................
Net investment by Parent....................................                    106.8
Retained earnings                                                               598.9              952.3
Accumulated other comprehensive income......................                    108.9              103.3
                                                                            ---------          ---------
          Total stockholders' equity........................                    814.6            1,057.8
                                                                            ---------          ---------
               Total liabilities and stockholders' equity...                $ 1,231.5          $ 1,581.0
                                                                            =========          =========

              The accompanying notes are an integral part of these
                             financial statements.

                             STILWELL FINANCIAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Millions, Except Per Share Data)

                                                                   For the year ended December 31,
                                                             -----------------------------------------
                                                                1998            1999           2000
                                                             ---------        ---------      ---------
Revenues:
     Investment management fees.........................     $   545.1        $   992.8      $ 1,850.7
     Shareowner servicing fees..........................         108.9            191.4          338.2
     Other   ...........................................          16.8             28.1           59.2
                                                             ---------        ---------      ---------
          Total.........................................         670.8          1,212.3        2,248.1
                                                             ---------        ---------      ---------

Operating Expenses:
     Compensation.......................................         167.8            316.5          490.5
     Marketing and promotion............................          50.8             71.5          103.5
     Third party concession fees........................          64.0            143.0          314.9
     Depreciation and amortization......................          16.8             35.4           81.2
     Professional services..............................          19.7             25.8           67.7
     Other   ...........................................          71.1            101.8          154.0
                                                             ---------        ---------      ---------
          Total.........................................         390.2            694.0        1,211.8
                                                             ---------        ---------      ---------

Operating Income........................................         280.6            518.3        1,036.3

Equity in earnings of unconsolidated affiliates.........          25.8             46.7           70.8
Interest expense - Parent...............................          (6.5)            (5.9)          (0.7)
Interest expense - third parties........................                                          (7.0)
Gain on litigation settlement...........................                                          44.2
Gain on sale of Janus common stock......................                                          15.1
Reduction in ownership of DST Systems, Inc..............         (29.7)
Other, net   ...........................................          19.1             27.4           43.7
                                                             ---------        ---------      ---------
     Income before taxes and minority interest..........         289.3            586.5        1,202.4
Income tax provision....................................         103.7            216.1          427.0
Minority interest in consolidated earnings..............          33.4             57.3          111.7
                                                             ---------        ---------      ---------

Net Income                                                   $   152.2        $   313.1      $   663.7
                                                             =========        =========      =========

Per Share Data (Notes 1 and 2):
   Weighted average Common shares
          outstanding (in thousands)....................       223,000          223,000        222,445
   Basic Earnings per share.............................     $    0.68        $    1.40      $    2.98

   Weighted average Diluted Common
     shares outstanding (in thousands)..................       223,000          223,000        225,423
   Diluted Earnings per share...........................     $    0.67        $    1.38      $    2.90

              The accompanying notes are an integral part of these
                             financial statements.

                             STILWELL FINANCIAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)

                                                                          For the year ended December 31,
                                                                      --------------------------------------------
                                                                        1998              1999            2000
                                                                      -------          -----------     -----------
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
  Net income.....................................................      $     152.2     $     313.1     $     663.7
  Adjustments to net income:
      Depreciation and amortization..............................             16.8            35.4            81.2
      Deferred income taxes......................................            (12.4)           11.8            17.8
      Minority interest in consolidated earnings.................             33.4            57.3           111.7
      Undistributed earnings of unconsolidated affiliates........            (24.7)          (46.4)          (70.8)
      Gain on sale of Janus common stock.........................                                            (15.1)
      Reduction in ownership of DST Systems, Inc.................             29.7
   Deferred commissions..........................................             (2.2)          (29.5)          (68.7)
  Changes in other assets........................................             (1.5)            2.2            (7.3)
  Changes in working capital items:
      Accounts receivable........................................            (21.3)          (79.1)          (39.0)
      Other current assets.......................................             (5.3)           (1.0)          (10.8)
      Accounts payable and accrued compensation
           and benefits payable..................................             12.8            61.6             6.1
      Income taxes payable, accrued liability to third party
           administrators and other accrued liabilities..........              1.5            28.9            66.7
  Other, net.....................................................             (4.5)            6.1            (4.2)
                                                                       -----------     -----------     -----------
          Net operating..........................................            174.5           360.4           731.3
                                                                       -----------     -----------     -----------
Investing Activities:

  Property acquisitions..........................................            (35.0)          (50.5)         (107.1)
  Investments in and loans with affiliates.......................            (24.3)          (17.5)         (110.6)
  Sale of investments in advised funds...........................              0.3            19.0            15.3
  Purchase of investments in advised funds.......................             (2.5)           (2.4)          (26.3)
  Other, net.....................................................             11.1             4.0             9.1
                                                                       -----------     -----------     -----------
          Net investing..........................................            (50.4)          (47.4)         (219.6)
                                                                       -----------     -----------     -----------
Financing Activities:

  Change in long-term debt - Parent..............................            (67.5)          (16.6)
  Repayment of long-term debt - third parties....................             (6.6)                         (125.0)
  Common stock repurchased.......................................                                           (323.3)
  Proceeds from stock plans......................................                                             23.8
  Amounts treated as transfers from
      (dividends to) Parent, net.................................             12.4           (72.7)            6.4
  Distributions to minority interest.............................            (32.8)          (37.8)          (53.4)
  Other, net.....................................................             (0.8)           (0.3)
                                                                       -----------     -----------     -----------
          Net financing..........................................            (95.3)         (127.4)         (471.5)
                                                                       -----------     -----------     -----------
Cash and Cash Equivalents:

  Net increase...................................................             28.8           185.6            40.2
  At beginning of year...........................................            109.7           138.5           324.1
                                                                       -----------     -----------     -----------
  At end of year.................................................      $     138.5     $     324.1     $     364.3
                                                                       ===========     ===========     ===========

              The accompanying notes are an integral part of these
                             financial statements.

                             STILWELL FINANCIAL INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Dollars in Millions)

                                                      Additional       Net investment               Accumulated other      Total
                                        Common         paid-in              by          Retained      comprehensive   stockholders'
                                         stock         capital            Parent         earnings         income          equity
                                        -------       ----------       --------------   ---------   ----------------  -------------

Balance at December 31, 1997            $     -       $      -           $     91.2       $  206.3        $    50.8      $    348.3
 Comprehensive income:
  Net income....................                                                             152.2
  Net unrealized gain on investments...                                                                        24.3
  Less:  reclassification adjustment
     for gains included in net income.                                                                         (0.2)
Comprehensive income                                                                                                          176.3
   Non-cash contribution from
      Parent: acquisition of Nelson..                                           3.2                                             3.2
      Money Managers Plc (Note 5)....
   Amounts treated as transfers
     from Parent................                                               12.4                                            12.4
                                        -------       ----------         ----------       --------        ---------      ----------
Balance at December 31, 1998                  -               -               106.8          358.5             74.9           540.2
 Comprehensive income:
  Net income....................                                                             313.1
  Net unrealized gain on investments...                                                                        39.3
  Less:  reclassification adjustment
     for gains included in net income.                                                                         (4.4)
  Foreign currency translation
     adjustment.................                                                                               (0.9)
Comprehensive income                                                                                                          347.1
   Amounts treated as dividends
     to Parent..................                                                             (72.7)                           (72.7)
                                        -------       ----------         ----------       --------        ---------      ----------
Balance at December 31, 1999                  -              -                106.8          598.9            108.9           814.6
 Comprehensive income:
  Net income....................                                                             663.7
  Net unrealized gain on investments...                                                                         1.3
  Less:  reclassification adjustment
     for gains included in net income.                                                                         (5.8)
  Foreign currency translation
     adjustment.................                                                                               (1.1)
Comprehensive income                                                                                                          658.1
   Amounts treated as dividends
     to Parent..................                                                            (115.4)                          (115.4)
   222,999.786 - to - 1 stock
     split (Note 2).............            2.2                                (2.2)                                          -
   Stock dividend by Parent (Note
     1)............................                        104.6             (104.6)                                          -
   Common stock options and
     benefit plans..............                            39.9                                                               39.9
   Common stock repurchased.....                          (144.5)                           (190.5)                          (335.0)
   Common stock dividends.......                                                              (4.4)                            (4.4)
                                        -------       ----------         ----------       --------        ---------      ----------
Balance at December 31, 2000            $   2.2       $       -          $        -       $  952.3         $  103.3       $ 1,057.8
                                        =======       ==========         ==========       ========        =========      ==========


   The accompanying notes are an integral part of these financial statements.

                             STILWELL FINANCIAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF THE BUSINESS

     Formation of Stilwell Financial Inc. ("Stilwell" or the "Company"). On January 23, 1998, Stilwell was formed by Kansas City Southern Industries, Inc. ("KCSI" or the "Parent") as a holding company for the group of businesses and investments that comprised the financial services segment of KCSI. The primary Stilwell entities at December 31, 2000 include Janus Capital Corporation ("Janus"), an approximately 82.5% owned subsidiary; Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary; Berger LLC ("Berger"), of which SMI owns 100% of the Berger preferred limited liability company interests and approximately 87% of the Berger regular limited liability company interests; Nelson Money Managers plc ("Nelson"), an 80% owned subsidiary; and DST Systems, Inc. ("DST"), an equity investment in which SMI holds an approximate 33% interest. KCSI transferred to Stilwell KCSI's ownership interests in Janus, Berger, Nelson, DST and certain other financial services-related assets, and
Stilwell assumed all of KCSI's liabilities associated with the assets transferred, effective July 1, 1999. For financial statement purposes, Stilwell accounted for these transactions at historical cost.

     Stilwell's subsidiaries and affiliates offer a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals. Janus is the largest subsidiary of Stilwell, representing 97% of assets under management at December 31, 2000 and 96% of revenues and 82% of the net income for the year ended December 31, 2000 (approximately 89% of the net income for the year ended December 31, 2000, exclusive of the nonrecurring items discussed in Notes 3, 4 and 11 below).

     On July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") which states that for United States federal income tax purposes the spin-off of Stilwell from KCSI through a pro-rata distribution of Stilwell common stock to KCSI stockholders qualifies as a tax-free distribution under
Section 355 of the Internal Revenue Code of 1986, as amended. Additionally in February 2000, the Company received a favorable supplementary tax ruling from the IRS which states that the assumption of $125 million of KCSI indebtedness by Stilwell would have no effect on the previously issued tax ruling.

      On June 14, 2000, the KCSI Board of Directors approved the spin-off of Stilwell to KCSI's common stockholders. On July 12, 2000, the spin-off was completed through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 (the "Spin-off"). Stockholders of record received two shares of Stilwell common stock for every one share of KCSI common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786. Immediately prior to the Spin-off, the Stilwell Board of Directors ("Stilwell Board") declared a 222,999.786-to-1 stock split effected in the form of a stock dividend to provide a sufficient number of shares for the Spin-off. All share and per share information has been restated to reflect this stock split, as has the stockholders' equity information as of December 31, 2000. Additionally, the Stilwell Board changed the par value of the Stilwell common stock to $0.01 per share and increased the number of common shares authorized to 1,000,000,000. The Stilwell Board also authorized 10,000,000 shares of blank series $1.00 par Preferred Stock, none of which has been issued.

     Within these consolidated financial statements and accompanying notes, historical transactions and events (i.e., occurring prior to July 12, 2000) involving the financial services segment of KCSI, which is now Stilwell, are discussed as if Stilwell were the entity involved in the transaction or event, unless otherwise indicated. In addition, intercompany transactions between Stilwell and KCSI up to and including July 12, 2000 are reflected as dividends to or transfers from KCSI (see Note 2).

     Nature of Operations. Stilwell's principal operations are the management of its investments in financial services companies. A summary of Stilwell's principal operations/investments is as follows:

     Janus  Capital  Corporation  and  Berger  LLC.  Janus  and  Berger  provide investment management, advisory, distribution and transfer agent services primarily to U.S. based mutual funds, pension plans, and other institutional and private account investors. Janus also offers mutual fund products to international markets through the Janus World Funds plc ("Janus World Funds") and Janus Universal Funds.

     The revenues and operating income of Janus and Berger are derived primarily by growth in assets under management, and a decline in the U.S. and/or international stock and/or bond markets or an increase in the rate of return of alternative investments could negatively impact results. In addition, the mutual fund industry, in general, faces significant competition as the number of mutual funds continues to increase, marketing and distribution channels become more creative and complex, and investors place greater emphasis on published fund recommendations and investment category rankings.

     Nelson Money Managers plc. Nelson, operating in the United Kingdom, provides investment advice and investment management services primarily to individuals who are retired or are contemplating retirement.

     Nelson's revenues are earned based on a fee for initial investment advice calculated as a percentage of capital invested into each individual investment portfolio, as well as from an annual fee based on the level of assets under management for the ongoing management and administration of each investment portfolio. Declines in international stock markets or fluctuations of the relative price of the British pound versus the U.S. dollar could negatively affect the amount of earnings reported for Nelson in the consolidated financial statements.

     DST Systems, Inc. DST, together with its subsidiaries and joint ventures, offers information processing and software services and products through three operating segments: financial services, customer management and output solutions. Additionally, DST holds certain investments in equity securities, financial interests and real estate holdings. DST operates throughout the United States, with operations in Kansas City, Missouri, Northern California and various locations on the East Coast, among others, as well as internationally in Canada, Europe, Africa and the Pacific Rim. DST has a single class of common stock that is publicly traded on the New York Stock Exchange and the Chicago Stock Exchange.

     In December 1998, a wholly-owned subsidiary of DST merged with USCS International, Inc. ("USCS"). The merger, which was accounted for by DST as a pooling of interests, reduced Stilwell's ownership of DST to approximately 32% (which such ownership has subsequently increased due to DST stock repurchases - see Note 6). Stilwell reports DST as an equity investment in the consolidated financial statements. See Note 3.

     The earnings of DST are dependent in part upon the further growth of mutual fund and other industries, DST's ability to continue to adapt its technology to meet clients' needs and demands for the latest technology and various other factors including, but not limited to, reliance on processing facilities; future international sales; continued equity in earnings from joint ventures; and competition from other third party providers of similar services and products as well as from in-house providers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying consolidated financial statements are presented using the accrual basis of accounting. The financial position, results of operations and cash flows of Stilwell reflect the combined accounts of those entities, assets and liabilities that were contributed to Stilwell by KCSI (as described in Note 1).

     The financial statements include all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

     The accompanying financial statements were prepared by attributing the historical data for the financial services segment of KCSI to Stilwell up to and including July 12, 2000 utilizing accounting policies consistent with those applied to the preparation of KCSI's historical financial statements. Since the financial services business was operated as part of KCSI during the periods presented, such financial information may not necessarily reflect the results of operations or financial position of Stilwell or what the results of operations would have been if Stilwell had been a separate, independent company during those periods.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition. Investment management fees are recognized as services are provided. These revenues are generally determined in accordance with contracts between Stilwell's subsidiaries and their customers based upon a percentage of assets under management. Shareowner servicing fees and other revenues are recognized as contractual obligations are fulfilled or as services are provided.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the SEC's interpretations of generally accepted accounting principles relating to revenue recognition. The provisions of SAB 101 were effective in the fourth quarter of fiscal years beginning after December 15, 1999 and the provisions are to be retroactively applied to the entire year. The adoption of SAB 101 did not have a material impact on Stilwell's financial statements.

     Cash Equivalents. Short-term liquid investments with an initial maturity of generally three months or less, including investments in money market mutual funds, are considered cash equivalents. Janus's investments in its money market funds (totaling $188.7 and $182.3 million at December 31, 1999 and 2000, respectively) are generally used to fund operations, repurchase Janus common stock and pay dividends. Pursuant to contractual agreements between Stilwell and certain Janus minority stockholders, Janus has distributed at least 90% of its net income to its stockholders each year.

     Investments. The equity method of accounting is used for all entities in which Stilwell has significant influence but not more than a 50% voting interest; the cost method of accounting is generally used for non-marketable investments of less than 20%. Investments classified as "available for sale" pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income. Investments classified as "trading" securities are reported at fair value, with unrealized gains and losses included in earnings.

     Investments in advised funds are comprised of shares of certain mutual funds advised by Janus and Berger. Realized gains and losses are determined using the first-in, first-out method.

     Property and Equipment. Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Improvements are capitalized. Depreciation and amortization are recorded using straight line and accelerated methods over the estimated useful life of the related assets (or the lease term if shorter), generally three to seven years for furniture, fixtures and equipment and three to twenty-one years for buildings and leasehold improvements.

     In accordance with Statement of Financial Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", Stilwell periodically evaluates the recoverability of its long-lived assets based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest) is lower than the carrying amount of the asset, an impairment loss must be recognized to the extent that the carrying amount of the asset exceeds its fair value.

     Software Development and Maintenance. Purchased software is recorded at cost and amortized over the estimated economic life.

     In 1998, Stilwell adopted the guidance outlined in American Institute of Certified Public Accountant's Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that computer software costs incurred in the preliminary project stage, as well as training and maintenance costs, be expensed as incurred. This guidance also requires that direct and indirect costs associated with the application development stage of internal use software be capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight line basis over the useful life of the software. The adoption of this guidance did not have a material impact on Stilwell consolidated subsidiaries; however, see Note 3 regarding impact on DST.

     Marketing. Stilwell expenses all marketing and promotion costs as incurred. Direct response advertising for which future economic benefits are probable and specifically attributable to the advertising is not material. Berger has marketing agreements with various related mutual funds pursuant to Rule 12b-1 under the Investment Company Act of 1940 ("12b-1 Plan") pursuant to which certain 12b-1 fees are collected. Under these agreements, which are approved or renewed on an annual basis by the boards of directors of the respective mutual funds, Berger must engage in activities that are intended to result in sales of the shares in the funds. Any fees not spent must be returned to the funds. See
Note 12.

     Deferred Commissions. Commissions paid to financial intermediaries on sales of certain Janus World Funds shares ("B shares") are recorded as deferred commissions in the accompanying consolidated financial statements. These deferred commissions are amortized using the sum-of-the-years digits methodology over four years, or when the B shares are redeemed, if earlier. Early withdrawal charges received by Janus from redemption of the B shares within four years of purchase reduce the unamortized deferred commissions balance. Payments of deferred commissions during 1999 and 2000 were $29.5 and $68.7 million, respectively, and associated amortization expense for the years then ended totaled $8.1 and $30.9 million, respectively. Payment of deferred commissions and associated amortization expense were not material to Stilwell's 1998 results of operation, financial position or cash flows.

     Income Taxes. Prior to the Spin-off, Stilwell joined with KCSI and other members of the KCSI affiliated group in filing a consolidated federal income tax return. The consolidated federal income tax was allocated to Stilwell as if Stilwell filed a separate consolidated federal income tax return, assuming the utilization of tax-planning strategies consistent with those utilized by KCSI. Upon completion of the Spin-off, Stilwell ceased to be a member of the KCSI affiliated group and, as a result, will discontinue filing a consolidated federal income tax return with KCSI. (See Note 8 with respect to a Tax Disaffiliation Agreement between KCSI and Stilwell.)

     Deferred income tax assets and liabilities are determined based on the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted income tax rates that will be in effect when these differences reverse. Deferred income tax expense is generally the result of changes in the deferred tax assets and liabilities.

     Intangible Assets. Intangible assets principally represent the excess of cost over the fair value of net underlying assets of acquired companies using purchase accounting and are amortized over periods ranging from 15 to 40 years using the straight-line method. Stilwell periodically reviews the recoverability of intangible assets by comparing the carrying value of the associated intangible assets to their fair value. The determination of possible impairment is primarily measured by reference to various valuation techniques commonly used in the investment management industry, including appraisals, quoted market values and future cash flows.

     Changes of Interest in Subsidiaries and Equity Investees. A change of Stilwell's interest in a subsidiary or equity investee (collectively, an "affiliated investee") resulting from an affiliated investee's issuance of its stock is recorded as a gain or loss in Stilwell's statement of income in the period that the change of interest occurs. If an issuance of stock by the affiliated investee is from treasury shares on which gains have been previously recognized, however, Stilwell will record the gains directly to its equity and not include the gain in net income. See Note 3 regarding change of interest loss related to DST in 1998. Gains recorded by Stilwell (included in the Other, net component in the Statement of Income) for the year ended December 31, 1999 totaled $6.2 million. Stilwell recorded approximately $5.6 million in gains resulting directly from affiliated investee transactions during 2000 and $15.1 million in connection with the sale by Stilwell of 192,408 shares of Janus common stock during first quarter 2000 (see Note 4).

     A change of interest in an affiliated investee resulting from an affiliated investee's purchase of its stock increases Stilwell's ownership percentage of the affiliated investee. Stilwell records this type of transaction under the purchase method of accounting, whereby any excess of fair market value over the net tangible and identifiable intangible assets is recorded as goodwill. See
Note 6.

     Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" requires an entity to disclose the fair value of its financial instruments. Stilwell's financial instruments include cash and cash equivalents, investments in advised funds, accounts receivable and payable and long-term debt.

     The carrying value of Stilwell's cash equivalents and accounts receivable and payable approximate their fair values due to their short-term nature. The carrying value of Stilwell's investments designated as "available for sale" and "trading" equals their fair value which is based upon quoted prices in active markets. Stilwell estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities.

     Stock-Based Compensation. Stilwell accounts for stock options granted to employees and non-employee directors using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which permits companies to use either the APB 25 intrinsic value method or the fair value method as prescribed by FAS 123. Stilwell uses the APB 25 method and discloses pro forma net income in the notes to the financial statements. See Note 10 for pro forma disclosure assuming that Stilwell would have had higher compensation cost as a result of accounting for existing stock options under FAS 123.

     In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB 25 for certain issues. It does not address any issues related to the application of the fair value method set forth in FAS 123. Among other issues, FIN 44 addresses the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting effects of modifications to the terms of a previously fixed stock option and the accounting for an exchange of stock compensation awards in a business combination. For those issues that affect the Company, FIN 44 is effective July 1, 2000. Application of FIN 44 did not have an impact on Stilwell's financial statements.

     Corporate Allocations. Prior to the Spin-off, KCSI provided certain managerial, treasury, accounting, tax and legal services to Stilwell. Additionally, certain other expenses were incurred by KCSI on behalf of Stilwell (e.g., amortization of identifiable intangible assets and goodwill) prior to the Spin-off. An allocation of the estimated cost of these services and expenses has been reflected in the accompanying financial statements based on management's best estimate of financial services-related assets and liabilities, capital structure and liquidity. In the opinion of management, the costs and expenses allocated to Stilwell for these services provided by KCSI are reasonable. These costs and expenses aggregated $20.9 and $20.1 million in 1998 and 1999, respectively, and approximately $12.1 million for the period up to and including July 12, 2000.

     Intercompany Agreement With KCSI. Stilwell has entered into an Intercompany Agreement with KCSI for the purpose of governing certain of the ongoing relationships during a transitional period after the Spin-off and providing for an orderly transition of Stilwell to a separate company. The Intercompany Agreement generally provides for certain indemnification rights, insurance matters, access to records and information, certain transitional support services and other matters relating to the Spin-off. This agreement is not expected to have a material impact on Stilwell's future results of operation, financial position or cash flows.

     Intercompany Transactions with KCSI. Intercompany transactions between Stilwell and KCSI prior to the Spin-off are reflected as dividends to or transfers from KCSI within the consolidated financial statements. Amounts treated as net dividends are recorded as a reduction to Retained Earnings and amounts treated as net transfers from KCSI are recorded as an increase to the Net investment by Parent component included in the Consolidated Balance Sheets. Generally, increases in the Net Investment by Parent component result from the timing of cash requirements throughout each year, primarily with respect to investing activities. Amounts treated as net dividends to KCSI generally reflect the transfer to KCSI of dividends received by Stilwell from subsidiaries, to the extent such amounts were not required for investing, financing or operating needs.

     Earnings Per Share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period.

     The effect of stock options represents the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. Incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share totaled 2,977,601 for the year ended December 31, 2000. Because there were no Stilwell options issued prior to July 12, 2000, the computations for the number of shares to be used in the denominator are the same for basic and diluted earnings per share in the years ended December 31, 1998 and 1999. For the year ended December 31, 2000, the weighted average of options to purchase 84,079 shares of Stilwell common stock were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares.

     The only adjustments that could affect the numerator of Stilwell's diluted EPS computation include potentially dilutive securities at Janus, Berger, Nelson and DST. These adjustments totaled approximately $2.3, $4.8 and $10.6 million for the years ended December 31, 1998, 1999 and 2000, respectively.

     All shares held in the Stilwell Employee Stock Ownership Plan (the "ESOP") are treated as outstanding for purposes of computing the Company's earnings per share. See additional information on the ESOP in Note 9.

     Common Stock and Treasury Stock. Immediately prior to the Spin-off, the Stilwell Board declared a 222,999.786-to-1 stock split. In connection with the Spin-off, 222,999,786 shares of Stilwell common stock were distributed. During the remainder of 2000, Stilwell issued 3,129,667 shares of its common stock in connection with stock option and benefit plans (of which 1,338,803 were from Treasury - see below) and repurchased 7,220,300 under the $1 billion stock repurchase program authorized by the Stilwell Board in July 2000 (see Note 4 below).

     Common shares held in Treasury are accounted for as if they were retired and the excess of cost over par value of such shares is charged to additional paid-in capital, if available, then to retained earnings.

     Comprehensive Income. Stilwell adopted, effective January 1, 1998, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which establishes standards for reporting and disclosure of comprehensive income and its components in the financial statements (the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources including all changes in equity other than those resulting from investments by and distributions to owners). The principal items comprising other comprehensive income are the effects of DST's investments that are classified as "available for sale," as defined by FAS 115. The unrealized gain related to these investments increased $39.5, $63.8 and $1.9 million ($24.3, $39.3 and $1.3 million, net of deferred income taxes) for the years ended December 31, 1998, 1999 and 2000, respectively.

     Statement of Financial Accounting Standards No. 131. In 1998, Stilwell adopted the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. FAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

     For purposes of segment reporting pursuant to FAS 131, Stilwell reports Janus and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell are aggregated as a separate segment. See Note 15.

     Statement of Financial Accounting Standards No. 133. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting standards for derivative instruments, the derivative portion of certain other contracts that have similar characteristics and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. In June 1999, the FASB issued an amendment to FAS 133 changing the effective date of FAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Stilwell does not generally enter into transactions covered by this statement. The adoption of FAS 133 on January 1, 2001 did not have an impact on Stilwell's results of operation, financial position or cash flows.

     Emerging Issues Task Force Issue No. 96-16. In Issue No. 96-16, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus that substantive "participating" minority rights which provide a minority stockholder with the right to effectively control significant decisions in the ordinary course of an investee's business could impact whether the majority stockholder should consolidate the investee. Management has evaluated the rights of the minority stockholders of its consolidated subsidiaries and concluded that application of EITF 96-16 did not affect Stilwell's consolidated financial statements (see Note 13).

NOTE 3 - INVESTMENT IN DST SYSTEMS, INC.

     DST Merger. On December 21, 1998, DST and USCS announced the completion of the merger of USCS with a wholly-owned DST subsidiary. Under the terms of the merger, USCS became a wholly-owned subsidiary of DST. The merger, accounted for as a pooling of interests by DST, expands DST's presence in the output solutions and customer management software and services industries. DST issued approximately 13.8 million shares of its common stock in the transaction, reducing Stilwell's ownership interest from 41% to approximately 32% (which such ownership has subsequently increased - see Note 6). Stilwell recorded a one-time pretax non-cash charge of approximately $36.0 million ($23.2 million after-tax), reflecting Stilwell's reduced ownership of DST and Stilwell's proportionate share of DST and USCS costs incurred in the fourth quarter related to the merger. Stilwell accounts for its investment in DST under the equity method.

     Summarized Financial Information. Stilwell's investment in DST, together with certain condensed DST financial information, is summarized as follows.

                                                                           December 31,
                                                              -----------------------------------------
                                                                1998            1999             2000
                                                              --------        --------        ---------
                                                                        (Dollars in Millions)
Percentage ownership..................................            32.2%          32.1%            32.5%
Carrying value (excluding goodwill - see Note 6)......        $  376.0        $  470.2        $  509.3
Equity in DST net assets..............................           376.0           470.2           509.3
Fair market value (a).................................         1,156.7         1,547.7         2,717.7

                                                                            December 31,
                                                              ----------------------------------------
                                                                1998            1999             2000
                                                              --------        --------        --------
Financial Condition:
     Current assets...................................        $  375.8        $  464.5        $  590.7
     Non-current assets...............................         1,521.2         1,861.8         1,961.7
                                                              --------        --------        --------
          Total assets................................        $1,897.0        $2,326.3        $2,552.4
                                                              ========        ========        ========

     Current liabilities..............................        $  268.6        $  285.8        $  356.2
     Non-current liabilities..........................           462.2           576.9           630.4
     Stockholders' equity.............................         1,166.2         1,463.6         1,565.8
                                                              -------         --------        --------
          Total liabilities and stockholders' equity..        $1,897.0        $2,326.3        $2,552.4
                                                              ========        ========        ========

                                                                    For the year ended December 31,
                                                              ----------------------------------------
                                                              1998(b)          1999(c)        2000(c(d)
                                                              --------        --------        --------
Operating Results:
     Revenues.........................................        $1,119.2        $1,227.5        $1,362.1
     Costs and expenses...............................           999.7         1,027.8         1,097.5
     Net income.......................................            71.6           138.1           215.8

(a)  Based upon DST's closing price on the New York Stock Exchange.
(b) Net income includes $19.4 million, after-tax, of DST/USCS fourth quarter merger-related charges.
(c) DST's net income for the years ended December 31, 1999 and 2000 increased by $15.4 and $18.3 million, respectively, as a direct result of DST's adoption of SOP 98-1 on January 1, 1999.
(d) Net income includes $34.3 million (after-tax) in certain non-recurring items: 1) a gain on litigation settlement with a former equity affiliate and 2) gains on the sale of marketable securities.

NOTE 4 - ACQUISITIONS, DISPOSITIONS AND SIGNIFICANT TRANSACTIONS

     Stilwell Common Stock Repurchase Program. On July 25, 2000, the Stilwell Board authorized the expenditure of up to $1 billion to repurchase shares of Stilwell common stock over the next two years. Stilwell has been repurchasing shares under this program through open market transactions in accordance with SEC rules. The number of shares repurchased will depend on various factors, including the price of the stock and market conditions.

     Through December 31, 2000, Stilwell repurchased, using existing cash flows, approximately 7.2 million shares of its common stock for an aggregate cost of approximately $323.3 million. Stilwell expects to fund the share repurchase program from its cash flow and other available sources of funds.

     Janus Capital Corporation. In the first quarter of 2000, Stilwell sold to Janus, for treasury, 192,408 shares of Janus common stock and such shares will be available for awards under the Janus Long Term Incentive Plan ("Janus Incentive Plan"). Janus has agreed that for so long as it has available shares of Janus common stock for grant under that plan, it will not award phantom stock, stock appreciation rights or similar rights. The sale of those shares resulted in an after-tax gain of approximately $15.1 million and reduced
Stilwell's ownership to approximately 81.5% (prior to consideration of subsequent repurchases by Janus of its common stock during 2000).

     Nelson Money Managers plc. On April 20, 1998, Stilwell completed the acquisition of 80% of Nelson, an investment adviser and manager based in the United Kingdom. Nelson provides investment advice and investment management services primarily to individuals who are retired or contemplating retirement. The acquisition, which was accounted for as a purchase, was completed using a combination of cash, KCSI common stock and notes payable. The total purchase price was approximately $33 million. The KCSI common stock issued in the transaction has been reflected as a contribution from KCSI to Stilwell in the accompanying financial statements.

     The purchase price was in excess of the fair market value of the net tangible and identifiable intangible assets received and this excess was recorded as goodwill to be amortized over a period of 20 years. If the acquisition of Nelson had been completed January 1, 1998, inclusion of Nelson's results on a pro forma basis would not have been material to Stilwell's consolidated results of operations for the year ended December 31, 1998.

     Berger LLC. On September 30, 1999, Berger Associates, Inc. ("BAI") assigned and transferred its operating assets and business to Berger, a limited liability company. In addition, BAI changed its name to SMI and cancelled all remaining options on its common stock. SMI owns 100% of the preferred limited liability company interests and approximately 87% of the regular limited liability company interests in Berger. Key SMI and Berger employees own the remaining 13% of regular limited liability company interests. Also, in late 1999 Stilwell contributed to SMI the investment in DST.

NOTE 5 - SUPPLEMENTAL CASH FLOW DISCLOSURES

     Cash paid for income taxes and interest is summarized as follows (in millions):

                                           For the year ended December 31,
                                    --------------------------------------------
                                     1998                1999             2000
                                    ------              ------           ------
     Interest (1)............       $  7.9              $  1.5           $  4.0
     Income taxes(2).........         83.1               142.9            360.2

(1) In 1998 and 1999, cash interest payments were made to KCSI. In 2000, Stilwell paid $0.7 million in interest directly to KCSI.

(2) In 1998 and 1999, all income tax payments were made to KCSI. In 2000, Stilwell paid $195.9 million in income taxes directly to KCSI.

     During the year ended December 31, 2000, Stilwell recorded approximately $4.9 million directly to stockholders' equity representing Stilwell gains resulting from issuances of stock by Janus. The shares issued by Janus were available as a result of repurchases from stockholders. Stilwell had previously recognized gains (in its Statement of Income) relating to these shares upon their initial issuance - see Note 2 discussion of accounting policy.

     As discussed in Note 4, in connection with Stilwell's acquisition of Nelson during second quarter 1998, KCSI issued approximately 67,000 shares of KCSI common stock (valued at $3.2 million) to certain of the sellers of the shares of Nelson. The use of these shares by Stilwell is reflected as a capital contribution from KCSI to Stilwell in the accompanying consolidated financial statements. Also, notes payable of $4.9 million were recorded as part of the purchase price, payable by March 31, 2005, bearing interest at seven percent.

NOTE 6 - OTHER BALANCE SHEET CAPTIONS

     Accounts Receivable. Stilwell's accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense been recorded for the years ended 1998 through 2000. The majority of the balances are amounts due from the investment companies for which Stilwell subsidiaries act as investment adviser or sub-adviser (see Note 12).

     Other Current Assets. Other current assets are comprised of the following (in millions):

                                                               December 31,
                                                          ----------------------
                                                            1999          2000
                                                          ---------    ---------
            Deferred commissions - current...........     $    10.2    $    29.3
            Other   .................................          11.1         22.9
                                                          ---------    ---------
                 Total...............................     $    21.3    $    52.2
                                                          =========    =========

     Investments in advised funds. Investments in advised funds are summarized as follows (in millions):

                                                               December 31,
                                                          ----------------------
                                                             1999        2000
                                                          ---------    ---------
       Available for Sale:
            Cost basis..........................          $    14.3    $    26.9
            Gross unrealized gains..............                9.6          4.1
            Gross unrealized losses.............                            (0.8)
                                                          ---------    ---------
                 Total..........................          $    23.9    $    30.2
                                                          =========    =========

     Gross realized gains (losses) were not material to Stilwell's consolidated results of operations for the year ended 1998. Gross realized gains totaled $5.3 and $1.6 million for the years ended December 31, 1999 and 2000, respectively.

     Property and Equipment, Net. Property and equipment are summarized as follows (in millions):

                                                                         December 31,
                                                                   ---------------------
                                                                      1999       2000
                                                                   ---------   ---------
     Furniture, fixtures and equipment, including computer
        equipment and systems..................................    $    89.1   $   170.7
     Buildings and leasehold improvements......................         26.6        46.4
                                                                   ---------   ---------
                    Subtotal...................................        115.7       217.1
     Less accumulated depreciation and amortization............        (45.3)      (79.4)
                                                                   ---------   ---------
     Net property and equipment................................    $    70.4   $   137.7
                                                                   =========   =========


     Intangibles and Other Assets.   Intangibles and other assets are summarized
as follows (in millions):

                                                                         December 31,
                                                                   ---------------------
                                                                      1999         2000
                                                                   ---------   ---------
            Goodwill...........................................    $   110.1   $   195.2
            Identifiable intangible assets.....................         59.0        90.4
            Accumulated amortization...........................        (32.6)      (44.0)
                                                                   ---------   ---------
                 Net...........................................        136.5       241.6
            Deferred commissions, net .........................         13.2        31.9
            Employee loans (1).................................          7.7         5.7
            Other assets, net..................................          4.6        11.9
                                                                   ---------   ---------
                 Total.........................................    $   162.0   $   291.1
                                                                   =========   =========


(1) See Note 16 for discussion of the Stilwell purchases of stock from minority stockholders and related repayment of loans.

     Identifiable   intangible  assets  include,   among  others,  brand  names,
investment advisory relationships and shareowner lists, as well as existing distribution arrangements.

     Janus purchased shares of Janus common stock from various minority stockholders throughout 2000 at the fair market value as set forth in the relevant stock restriction or purchase agreements. These share repurchases were funded from Janus's existing cash. As a result of these repurchases, Stilwell's ownership percentage of Janus increased to approximately 82.5%. Stilwell recorded these transactions under the purchase method of accounting and recorded intangible assets and goodwill totaling approximately $83.2 million, which are being amortized over 20 years. As of December 31, 2000, more than 265,000 shares of Janus common stock were available for use in connection with the Janus
Incentive Plan. See Note 16 regarding expected purchases of shares of Janus common stock by Stilwell and Janus during 2001.

     During the years ended December 31, 1999 and 2000, the Company recorded approximately $5.9 and $31.3 million, respectively, in goodwill relating to the DST investment as a result of DST's repurchase of its common stock during 2000. This goodwill is being amortized over a period of 40 years.

     Amortization expense related to identifiable intangible assets, goodwill and other assets (exclusive of amortization on deferred commissions - see Note
2) aggregated $8.8, $9.7 and $11.4 million in 1998, 1999 and 2000, respectively.

     Other  liabilities.   Other  liabilities  are  summarized  as  follows  (in
millions):

                                                                         December 31,
                                                                    ---------------------
                                                                      1999        2000
                                                                    ---------   ---------
            Deferred compensation (See Note 10).............        $    22.7   $    16.5
            Other   .......................................              22.6        26.2
                                                                    ---------   ---------
                 Total.....................................         $    45.3   $    42.7
                                                                    =========   =========


NOTE 7 - LONG-TERM DEBT

     All third party and Parent indebtedness had been paid in full as of December 31, 1999 and 2000. Subsequent to Stilwell's acquisition of Nelson in April 1998, Nelson repaid approximately $6.6 million in outstanding indebtedness. Stilwell had $16.6 million of outstanding long-term indebtedness to KCSI at December 31, 1998, which was repaid during first quarter 1999. Interest expense related to the indebtedness with KCSI was determined using the average level of Stilwell debt under a reasonably blended KCSI interest rate, approximately seven percent.

     In December 2000, Stilwell and Janus arranged $600 million in credit facilities - a $300 million 364-Day Competitive Advance and Revolving Credit Facility ("364-Day Facility") and a $300 million Five-Year Competitive Advance and Revolving Credit Facility ("Five-Year Facility") (collectively, the
"Facilities"). The proceeds of any borrowings under the facilities are to be used for working capital and general corporate purposes, including repurchases of outstanding shares of common stock.

     Under the 364-Day Facility, both Stilwell and Janus have available $150 million for use in operations. Under the Five-Year Facility, Janus has available $100 million and Stilwell $200 million. Stilwell guarantees the Janus portion of the Facilities. In addition, Janus and Stilwell each have the right to modify and/or terminate the Facilities pursuant to required notice provisions.

     Two borrowing options are available under the credit facilities: a competitive advance option, which is uncommitted, and a committed revolving credit option. Interest on the competitive option is based on rates obtained from bids as selected by either Stilwell or Janus in accordance with competitive auction procedures. Interest on the revolving credit option accrues based on the type of loans with rates computed using LIBOR plus a spread, which will vary based on Stilwell's consolidated leverage ratio, ranging from 0.30% to 0.55%. Under the competitive loan feature of the Facilities, a different percentage may be added to or subtracted from LIBOR.

     The 364-Day Facility has a facility fee ranging from 0.125% to 0.200% per annum and the Five-Year Facility has a facility fee of 0.150% to 0.250% per annum. The Facilities include a utilization fee of 0.175% to 0.375% per annum on the amount of outstanding loans for each day on which the aggregate utilization of the Facilities exceeds 50% of the total $600 million commitment.

     Stilwell, as a continuation of its practice of providing credit facilities to its subsidiaries, has provided a $100 million intercompany credit facility to Janus for use by Janus for general corporate purposes, effectively reducing the amount of the credit facilities available for Stilwell's other purposes. This intercompany facility expires on December 31, 2001.

     The Facilities contain a number of covenants that could restrict maximum utilization of the Facilities, including various financial covenants such as a specified financing leverage, minimum net worth, fixed charge coverage and minimum assets under management. Stilwell and Janus were in compliance with the various provisions of the Facilities, including the financial covenants, as of December 31, 2000. Stilwell paid approximately $0.7 million in facility and arrangement fees during 2000 relating to the Facilities. Neither Janus nor Stilwell had borrowings under the Facilities at December 31, 2000. Unrestricted retained earnings at December 31, 2000 totaled $452.3 million.

     On January 11, 2000, KCSI arranged a $200 million 364-day senior unsecured competitive Advance / Revolving Credit Facility ("$200 million Facility"). KCSI borrowed $125 million under this facility and used the proceeds to retire other debt obligations. Stilwell assumed the $200 million Credit Facility, including the $125 million borrowed thereunder, thereby reducing its stockholders' equity. Upon such assumption, KCSI was released from all obligations, and Stilwell became the sole obligor, under the $200 million Facility. Stilwell repaid the $125 million in first quarter 2000. Interest under the $200 million Facility was based on various rates as selected by Stilwell, based on the type of loan structure, with rates computed using LIBOR plus 0.35% per annum or, alternatively, the highest of the prime rate, the Federal Funds Effective Rate plus 0.005% or the Base Certificate of Deposit Rate plus 1%. Stilwell paid approximately $1.7 million in facility and arrangement fees during 2000 relating to this facility. The $200 million Facility was cancelled upon completion of the Facilities.

     In May 1998, KCSI established a $100 million 364-day senior unsecured competitive advance/revolving credit facility (the "$100 million Credit Facility") that was assumed by Stilwell effective July 1, 1999 for its use upon separation of KCSI's two business segments. On May 14, 1999, KCSI renewed the $100 million Credit Facility. The $100 million Credit Facility contained interest rates below prime. Stilwell paid approximately $0.5 million in facility and arrangement fees for the year ended December 31, 1999. The $100 million Credit Facility was cancelled upon completion of the $200 million Facility.

NOTE 8 - INCOME TAXES

     Stilwell's provision for income taxes is summarized as follows (in millions):

                                                                           December 31,
                                                          ------------------------------------------------
                                                             1998               1999               2000
                                                          ----------         ----------          ---------
           Current:
                 Federal                                  $    100.2         $    182.6          $   367.7
                 State and local....................            15.9               21.7               41.5
                                                          ----------         ----------          ---------
                      Total current.................           116.1              204.3              409.2
                                                          ----------         ----------          ---------
            Deferred:
                 Federal                                       (10.0)               9.3               16.1
                 State and local....................            (2.4)               2.5                1.7
                                                          ----------         ----------          ---------
                      Total deferred................           (12.4)              11.8               17.8
                                                          ----------         ----------          ---------
                      Total income tax expense......      $    103.7         $    216.1          $   427.0
                                                          ==========         ==========          =========

     Stilwell's deferred income tax liabilities (assets) are summarized as follows (in millions):

                                                                      December 31,
                                                               --------------------------
                                                                 1999              2000
                                                               ---------        ---------
            Income Tax Liabilities:
                 Unconsolidated affiliates...............      $   171.1        $   222.7
                 Deferred commissions....................           12.2             28.8
                                                               ---------        ---------
                      Gross deferred tax liabilities.....          183.3            251.5
                                                               ---------        ---------
            Income Tax Assets:
                 Book reserves...........................           (8.1)           (12.7)
                 Deferred compensation...................          (18.7)           (19.0)
                 Vacation................................           (0.9)            (3.4)
                 Deferred revenue........................           (1.8)            (1.6)
                 Other                                              (2.4)            (4.8)
                                                               ---------        ---------
                      Gross deferred tax assets..........          (31.9)           (41.5)
                                                               ---------        ---------
            Net deferred income tax liabilities..........      $   151.4        $   210.0
                                                               =========        =========

     Based upon Stilwell's history of operating income and its expectation for the future, management has determined that operating income of Stilwell will, more likely than not, be sufficient to recognize fully the gross deferred tax assets set forth above.

     Stilwell's effective income tax rate differs from the statutory federal income tax rate as follows (in millions):

                                                                            December 31,
                                                               ----------------------------------------
                                                                 1998           1999           2000
                                                               -----------   -----------    -----------
     Statutory U.S. federal rate....................           $   101.3     $     205.3    $     420.9
     State and local income taxes, net..............                 8.8            15.7           28.1
     Non-deductible goodwill........................                 2.3             2.5            2.0
     Equity in earnings of
        unconsolidated affiliates...................                (6.8)          (12.4)         (19.5)
     Sale of Janus common stock to Janus............                                               (5.3)
     Other..........................................                (1.9)            5.0            0.8
                                                               ---------     -----------    -----------
          Total income tax expense..................           $   103.7     $     216.1    $     427.0
                                                               =========     ===========    ===========

     Effective tax rate.............................                35.8%           36.8%          35.5%
                                                               =========     ===========    ===========

     In connection with the initial public offering of DST in fourth quarter 1995, Stilwell began providing deferred income taxes for unremitted earnings of qualifying U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. As of December 31, 2000, the cumulative amount of unremitted earnings qualifying for this deduction aggregated $238.0 million. These amounts would become taxable to Stilwell if distributed by the affiliates as dividends, in which case Stilwell would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rate and state ordinary income tax rates, to the extent the stock sales proceeds exceeded Stilwell's income tax basis. Deferred income taxes provided on unremitted earnings of unconsolidated affiliates aggregated $13.3 and $18.6 million as of December 31, 1999 and 2000, respectively.

     Examinations of KCSI's consolidated federal income tax returns for the years 1993-1996 by the IRS have been initiated. In addition, other taxing authorities are currently examining years 1990-1998 and have proposed additional tax assessments for which the Company believes it has adequate reserves. Inasmuch as most of these asserted tax deficiencies represent temporary differences, subsequent payments of taxes will not require additional charges to income tax expense. Accruals have been made for interest (net of related tax benefit) for estimated settlement of the proposed tax assessments. Thus, management believes that final settlement of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

     As described in Notes 1 and 2, Stilwell will no longer join with KCSI in filing a consolidated federal income tax return after the Spin-off. As a result, Stilwell's ability to reduce income taxes currently payable after the Spin-off will be determined primarily on the basis of the taxable income and income taxes paid by Stilwell in its separate consolidated return. Stilwell has entered into a Tax Disaffiliation Agreement with KCSI that establishes, among other things, the procedures, rights and indemnities between the two entities with respect to historical tax items. This agreement is not expected to have a material impact on Stilwell's future results of operations, financial position or cash flows.

NOTE 9 - EMPLOYEE BENEFIT PLANS

     Substantially all full-time employees of Stilwell participate in the ESOP and Stilwell's qualified 401(k) (the "Stilwell 401(k) Plan"). Employees of Stilwell Financial Inc. participate in Stilwell's qualified profit sharing plan, which was merged into the Stilwell 401(k) Plan effective January 1, 2000 to provide participants the ability to self-direct investment alternatives. Janus and Berger employees participate in the qualified profit sharing plans sponsored by each of those companies.

     Contributions to the ESOP and the profit sharing component of the Stilwell 401(k) Plan are made at the discretion of the Stilwell Board of Directors in amounts not to exceed the maximum allowable for income tax purposes. The contribution was 7% of eligible compensation for the years ended December 31, 1998, 1999 and 2000. Stilwell matches a maximum of 3% of employee compensation deferrals in the Stilwell 401(k) Plan, subject to a maximum allowable for income tax purposes. Contributions to the Janus and Berger profit sharing plans are made at the discretion of the respective boards of directors in amounts not to exceed the maximum allowable for income tax purposes.

     Expense related to the Stilwell participants in the qualified plans aggregated $5.7, $8.1 and $13.4 million in 1998, 1999 and 2000, respectively.

NOTE 10 - STOCK PLANS

     Pro Forma Disclosure. Under FAS 123, companies must either record compensation expense based on the estimated grant date fair value of stock options granted or disclose the impact on net income as if they had adopted the fair value method (for grants subsequent to December 31, 1994). If Stilwell had measured compensation cost under the fair value method prescribed by FAS 123 during the years ended December 31, 1998 and 1999, Stilwell would have recorded compensation for the KCSI stock options granted to its employees and shares subscribed by its employees under the KCSI employee stock purchase plan. For the year ended December 31, 2000, compensation would have included compensation for Stilwell stock options granted to its employees and shares subscribed by its employees under the Stilwell employee stock purchase plan. For all years, the Janus and Berger stock-based compensation plans discussed below would have resulted in additional compensation. The aggregate effect of the additional compensation under the fair value based method prescribed by FAS 123 on net income and earnings per share would have been as follows:

                                                                  Year ended December 31,
                                                      -------------------------------------------
                                                          1998           1999             2000
                                                      -----------     -----------     -----------

            Net income (in millions)
                 As reported..............            $    152.2       $    313.1     $   663.7
                 Pro forma................                 149.0            310.1         659.1
            Earnings per Basic share:
                 As reported..............            $      0.68      $      1.40    $     2.98
                 Pro forma................                   0.67             1.39          2.96
            Earnings per Diluted share:
                 As reported..............            $      0.67      $      1.38    $     2.90
                 Pro forma................                   0.66             1.37          2.88

     For the years ended December 31, 1998 and 1999, there were no outstanding stock options for Stilwell common stock. However, at the time of the Spin-off, in order to provide for the equitable adjustment of existing KCSI stock options ("Options"), KCSI and Stilwell substituted two separately exercisable options - New KCSI Options and New Stilwell Options (collectively, the "Substituted Options") - for the Options held by KCSI and Stilwell employees, former KCSI employees and KCSI directors (including former directors). The issuance of these Substituted Options resulted in potentially dilutive securities for purposes of Stilwell's diluted EPS computation.

     The fair value of stock options granted to Stilwell employees used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                          KCSI 1998           KCSI 1999          KCSI 2000        Stilwell 2000
                                        -------------       -------------      -------------      --------------
     Dividend yield................       .34% to .56%        .25% to .36%               .05%        .09% to .12%
     Expected volatility...........        30% to  42%         42% to  43%                50%                 48%
     Risk-free interest rate.......     4.74% to 5.64%      4.67% to 5.75%              6.18%      5.97% to 6.18%
     Expected life.................     3 to 5 years        3 years                  3 years       3 years

     Stilwell Stock Option Plans. The table below summarizes Stilwell outstanding options as of December 31, 2000 and changes during the year then ended. All Stilwell options were issued upon the Spin-off. These options generally vest over periods ranging from one to three years with a maximum exercise term of ten years. The number of options and activity related thereto for the year ended December 31, 2000 is not necessarily indicative of the number of options and associated activity in the future.

                                                                                          Weighted
                                                                                           Average
                                                                                          Exercise
                                                                         Shares              Price
                                                                       -----------        -----------
           Outstanding at January 1.....................                      --          $      --
           Granted......................................                16,872,955              16.80
           Exercised....................................                (3,483,388)              9.30
           Expired/Canceled.............................               (     4,100)             21.25
                                                                       -----------
           Outstanding at December 31...................                13,385,467        $     10.83
                                                                       ===========

           Exercisable..................................                11,931,801        $      8.10
                                                                       ===========
           Weighted Average Fair Value of Options
              granted during the year...................               $     17.49

     The following table summarizes the information about Stilwell stock options that were outstanding at December 31, 2000:


                                                       Outstanding                                  Exercisable
                                -------------------------------------------------------    ----------------------------
                                                         Weighted
                                                          Average          Weighted                          Weighted
                                                         Remaining         Average                           Average
                                          Number        Contractual        Exercise           Number         Exercise
Range of Exercise Prices               Outstanding          Life             Price          Exercisable        Price
------------------------               -----------      -----------        -----------      -----------      ----------
$ 2 to $5 ..............                 4,375,380        1.1 years        $      2.44        4,375,380      $    2.44
$5 to $10...............                 5,292,996        5.3                     7.40        5,292,996           7.40
$10 to $20..............                   620,350        7.6                    12.67          620,350          12.67
$20 to $30..............                 1,586,138        8.3                    21.41        1,435,288          21.26
$30 to $47..............                 1,510,603        4.6                    35.30          207,787          40.50
                                        ----------                                          -----------
$ 2 to $47..............                13,385,467        3.9 years        $     10.83       11,931,801      $    8.10
                                        ==========                                          ===========

     Shares available for future grants at December 31, 2000 aggregated 13,484,866.

     Stilwell and KCSI ESPP. In July 2000, Stilwell initiated an employee stock purchase plan ("Stilwell ESPP") under which substantially all full-time employees of Stilwell were granted the right to subscribe to Stilwell common stock at a per share price equal to the lesser of 85% of the Stilwell stock price on the date of grant or the date that such shares are purchased. The weighted average per share fair value of the stock purchase rights granted to Stilwell employees under the First Offering of the Stilwell ESPP was $13.49 in 2000.

     In 1998, KCSI sponsored an employee stock purchase plan (" KCSI ESPP") under which substantially all full-time employees of Stilwell were granted the right to subscribe to KCSI common stock at a per share price equal to the lesser of 85% of the KCSI stock price on the date of grant or the date that such shares were purchased. The weighted average per share fair value of the stock purchase rights granted to Stilwell employees under the Eleventh Offering of the KCSI ESPP was $10.76. KCSI did not sponsor an ESPP grant for 1999.

     The fair value of ESPP purchase rights granted to Stilwell employees used to compute pro forma net income disclosures were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                        KCSI ESPP               Stilwell ESPP
                                                        ---------               -------------
                                                           1998                      2000
                                                        ---------               -------------
                    Dividend yield...........                0.95%                      .09%
                    Expected volatility......                  42%                       48%
                    Risk-free interest rate..                4.63%                     6.18%
                    Term.....................              1 year                    1 year

     Janus Restricted Stock. During 1998 and 1999, Janus granted 125,900 and 33,000 restricted shares of Janus's common stock, respectively, to certain Janus employees pursuant to restricted stock agreements ("Stock Agreements"). The restricted stock was recorded at fair market value (approximately $28.9 and $10.8 million for the 1998 and 1999 grants, respectively) at the time of grant as a separate component of Janus's stockholders' equity. The restricted stock vests at the end of 10 years. The Stock Agreements also includes an accelerated vesting provision whereby the vesting rate will be accelerated to 20% of the shares in any one year if certain specific investment performance goals are met (to be effective on January 1st of the following year). Janus records compensation expense based on the applicable vesting rate, which was 20% in 1998 and 1999 based on attainment of investment performance goals. During the vesting period, a grantee may vote and receive dividends on the shares, although unvested shares are subject to forfeiture if a grantee terminates. These shares do not contain mandatory put rights to Stilwell. The impact of subsequent Janus amortization charges will be partially reduced by gain recognition at Stilwell Financial Inc., reflecting Stilwell's reduced ownership of Janus upon vesting by the restricted stockholders.

     The shares made available for the 1999 restricted stock grant were obtained through the purchase of 35,000 shares of Janus stock from an existing minority owner. In connection with this transaction, which was accounted for under the purchase method pursuant to Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16"), Stilwell Financial Inc. recorded approximately $9.5 million of goodwill, which is being amortized over a period of 15 years. Because this 1999 issuance was from Janus shares on which previous gains had been recognized by Stilwell, the Company will record any gain upon vesting directly to stockholders' equity (see Note 2).

     In first quarter 2000, Janus granted 35,660 restricted shares of its common stock to certain Janus employees pursuant to restricted stock agreements. The shares vest after seven years, but are subject to acceleration to 20% of the shares in any one year if specific goals are attained (as defined according to the nature of the service provided by the grantee). The stock was granted with an immediate 20% vesting. As part of the 2000 grant, the grantees made elections under section 83(b) of the Internal Revenue Code, the tax payments of which were made by Janus on behalf of each grantee equal to 100% of the fair value of the stock upon grant. The fair market value of the restricted stock under the grant was approximately $18.4 million and the related tax paid by Janus on the behalf of employees totaled $15.6 million. These payments are recorded as prepaid expenses and amortized over the same period as the underlying restricted stock. Because this 2000 issuance was from Janus shares on which previous gains were recognized by Stilwell, the Company records any gain upon vesting directly to stockholders' equity - see Note 2.

     Expenses recorded by Janus resulting from the amortization of these restricted stock grants totaled $5.8, $11.0 and $7.7 million in 1998, 1999 and 2000, respectively.

     On January 26, 2001, certain Janus employees were granted 64,885 shares of restricted Janus stock. The terms of the grant were consistent with the grant made in 2000. Pursuant to the terms of the grant, 20% of the shares vested immediately in recognition of the employees' contributions during 2000. Accordingly, Janus recorded approximately $24.1 million of compensation expense relating to this grant during 2000.

     Janus Stock Option Plan. During 1997, Janus adopted a stock option plan to made available shares of Janus common stock for the grant of awards to Janus employees. Awards under the plan were granted with an exercise price equal to the fair value of the underlying common stock on the grant date, vested immediately and were exercisable during an annual 30 day exercise period. The options expired after 30 months.

     A summary of stock option activity under the Janus stock option plan is as follows:

                                                          1998           1999
                                                         -------        -------
Janus Options outstanding at January 1 ...........        22,100          8,100
     Granted
     Exercised ...................................       (13,800)        (8,000)
     Expired/Canceled ............................          (200)          (100)
                                                         -------        -------
Janus Options outstanding at December 31 .........         8,100           --
                                                         =======        =======

     Janus options may affect Stilwell's dilutive EPS computation (through a reduced ownership percentage of Janus by Stilwell) if the average fair value of the Janus stock exceeds the option price.

     BAI Stock Option Plan. During 1997, BAI adopted a stock option plan that made available shares of BAI common stock for the grant of awards to BAI employees. Awards under the plan were granted with an exercise price equal to the fair value of the underlying common stock on the grant date, vested generally over periods ranging up to 10 years, and were exercisable for a period of 10 years. Certain grants under the BAI stock option plan also included accelerated vesting provisions based upon pre-established BAI performance criteria. BAI options would have affected Stilwell's dilutive EPS computation (through a reduced ownership percentage of BAI by Stilwell) if the average fair value of the BAI stock exceeded the option price.

     A summary of stock option activity under the BAI stock option plan is as follows:

                                                                         1998
                                                                       --------
            BAI Options outstanding at January 1...........             192,210
                 Granted...................................               9,500
                 Expired/Canceled..........................             (69,660)
                                                                       --------
            BAI Options outstanding at December 31.........             132,050
                                                                       ========

            Exercisable at December 31.....................              89,290
                                                                       ========

     In connection with the formation of Berger, all options were cancelled. See
Note 4.

     Janus Stock Purchases. In connection with a 1995 Janus minority group restructuring transaction, Janus made 274,300 shares of its common stock available for purchase by certain key Janus employees. These key employees purchased the Janus shares at fair value and paid for these shares with a combination of cash (20%) and full recourse loans (80%) from Stilwell which bear interest at 8.25% and mature in equal annual installments over 10 years. (See
Note 16 for discussion of the Stilwell purchases of stock from minority stockholders and related repayment of loans).

     In 1997, Janus made available an additional 56,400 shares of its common stock that had been reacquired from current and former employees for purchase by certain key employees. 47,300 shares were purchased at fair value and paid for through a combination of cash (10%) and full recourse loans (90%) from a third party lending institution. The remaining 9,100 shares were purchased by other employees at fair value for cash.

     In connection with each of these Janus stock purchases, Janus entered into incentive compensation agreements with the key employees under which each employee would have the opportunity to earn bonuses (based upon pre-established Janus performance measures) equal to the debt service requirements of the loans referred to above. As of December 31, 2000, the employees participating in the 1995 and 1997 stock purchases had earned 100% of the potential bonus that will be paid out over the remaining maturities of the notes. Compensation expense related to these two bonus plans aggregated $2.7, $7.0 and $1.7 million in 1998, 1999 and 2000, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Operating Leases. Stilwell and its subsidiaries rent office space and equipment under the terms of various operating lease agreements. As of December 31, 2000, future minimum rental commitments under non-cancelable operating leases aggregated (in millions):


                                       2001 ..........       $     24.6
                                       2002 ..........             25.5
                                       2003 ..........             22.7
                                       2004 ..........             16.3
                                       2005 ..........             15.4
                                       Thereafter.....             52.5
                                                             ----------
                                                Total        $    157.0
                                                             ==========

     Rent expense aggregated $17.5, $17.4 and $22.5 million in 1998, 1999 and 2000, respectively.

     Minority Purchase Agreements. A stock purchase agreement with Thomas H. Bailey ("Mr. Bailey"), Janus's Chairman, President and Chief Executive Officer, and another Janus stockholder (the "Janus Stock Purchase Agreement") and certain restriction agreements with other Janus minority stockholders contain, among other provisions, mandatory put rights whereby under certain circumstances, Stilwell would be required to purchase the minority interests of such Janus minority stockholders at a fair market value purchase price equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, or in some circumstances as determined by an independent appraisal. Under the Stock Purchase Agreement, termination of Mr. Bailey's employment could require a purchase and sale of the Janus common stock held by him. If other minority holders terminated their employment, some or all of their shares also could be subject to mandatory purchase and sale obligations. Certain other minority holders who continue their employment also could exercise puts. If all of the mandatory purchase and sale provisions and all the puts under such Janus minority stockholder agreements were implemented, Stilwell would have been required to pay approximately $1.42 billion as of December 31, 2000, compared to $789 and $447 million at December 31, 1999 and 1998, respectively. (See Note 16 regarding expected Stilwell repurchases during the first half of 2001 of shares of Janus common stock from various minority stockholders, including Mr. Bailey. After giving effect to those expected transactions, Stilwell would have been required to pay approximately $616 million assuming exercises as of December 31, 2000.) In the future these amounts may be higher or lower depending on Janus's earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights. Under the restriction agreements with certain other Janus minority stockholders, payment for the purchase of the respective minority interests is to be made 30 days after the later to occur of (i) receiving notification of exercise of the put rights or (ii) determination of the purchase price through the independent appraisal process.

     The Janus Stock Purchase Agreement and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of Stilwell (as to the Janus Stock Purchase Agreement) or KCSI (as to the purchase and restriction agreements), Stilwell may be required to purchase such holders' Janus stock or, as to the stockholders that are parties to the Janus Stock Purchase Agreement, at such holders' option, to sell its stock of Janus to such minority stockholders. The fair market value price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, in some circumstances as determined by Janus's Stock Option Committee or as determined by an independent appraisal. If Stilwell had been required to purchase the holders' Janus common stock after a Change in Ownership as of December 31, 2000, the purchase price would have been approximately $1.68 billion. (See Note 16 regarding expected Stilwell and Janus repurchases during 2001 of shares of Janus common stock from various minority stockholders, including Mr. Bailey. After giving effect to those expected transactions, Stilwell would have been required to pay approximately $871 million assuming a Change in Ownership as of December 31, 2000.)

     Stilwell would account for any such purchase as the acquisition of a minority interest under APB 16 - see Note 16 regarding Stilwell's expected acquisition of shares of Janus common stock during 2001.

     As of December 31, 2000, Stilwell had $350 million in credit facilities available, cash balances at the Stilwell holding company level in excess of $95 million, securities with a market value in excess of $2.7 billion and the right to its proportional share (approximately $380 million) of anticipated dividends from Janus on its 2000 earnings. To the extent that available credit facilities, existing cash balances, expected dividends from Janus and proceeds from the liquidation of Stilwell's investment in DST were insufficient to fund its purchase obligations, Stilwell had access to the capital markets and, with respect to the Janus Stock Purchase Agreement, had 120 days to raise additional sums.

     Litigation. From time to time Stilwell is involved in various legal actions arising in the normal course of business. While the outcome of the various legal proceedings involving Stilwell cannot be predicted with certainty, it is the opinion of management (after consultation with legal counsel) that the litigation reserves of Stilwell are adequate and that legal actions involving Stilwell and ultimate resolution of these matters will not be material to Stilwell's consolidated financial position, results of operations or cash flows.

     In January 2000, Stilwell received approximately $44.2 million in connection with the settlement of a legal dispute related to a former equity investment. The settlement agreement resolves all outstanding issues related to this former equity investment. In the first quarter of 2000, Stilwell recognized an after-tax gain of approximately $27.3 million as a result of this settlement.

NOTE 12 - RELATED PARTY TRANSACTIONS

     Stilwell and its subsidiaries incurred fees to DST for various shareowner and portfolio accounting and record-keeping services in the amount of $5.5, $7.3 and $21.1 million in 1998, 1999 and 2000, respectively.

     Janus and Berger earn fees from the various registered investment companies for which they act as investment adviser. Accounts receivable include amounts due from these investment companies. Additionally, Janus earned $8.9 million in 1998 in sub-advisory fees from IDEX Management, Inc. ("IDEX"), formerly a 50% joint venture prior to the disposition of IDEX in second quarter 1998. Janus recognized an $8.8 million pretax gain in connection with this disposition. Also, Berger receives fees under l2b-1 plans from various registered investment companies for which it acts as adviser (See Note 2).

     The table below presents this related party activity as of and for the years ended December 31 (in millions):


                                                                 Accounts
                                      Investment                receivable
                                    management and           from registered
                                      shareowner                investment          Berger 12b-1 Plan
                                    servicing fees               companies             fees earned
                                    --------------           ---------------        -----------------
                  1998  ......          $    558.4               $     59.1              $      6.9
                  1999  ......             1,024.7                    129.3                     8.6
                  2000  ......             1,952.9                    160.6                    14.0

     Stilwell's retained earnings include equity in the unremitted earnings of its unconsolidated affiliates of $112.5, $154.3 and $219.0 million as of December 31, 1998, 1999 and 2000, respectively.

     Certain officers and directors of Janus and Berger are also officers, directors and/or trustees for the various registered investment companies for which Janus and Berger act as investment adviser.

NOTE 13 - CONTROL

     Subsidiaries and Affiliates. In connection with its 1984 acquisition of an 80% interest in Janus, KCSI entered into the Janus Stock Purchase Agreement which, as amended, provides that so long as Mr. Bailey is a holder of at least 5% of the common stock of Janus and continues to be employed as President of Janus (or as Chairman of the Janus Board if James P. Craig, III ("Mr. Craig"), who is no longer employed by Janus, served as the President of Janus), Mr. Bailey shall continue to establish and implement policy with respect to the investment advisory and portfolio management activity of Janus. The agreement also provides that, in furtherance of such objective, so long as both the ownership threshold and officer status conditions described above are satisfied, Stilwell will vote its shares of Janus common stock to elect directors of Janus, at least the majority of whom are selected by Mr. Bailey, subject to Stilwell's approval, which approval may not be unreasonably withheld. The agreement further provides that any change in management philosophy, style or approach with respect to investment advisory and portfolio management policies of Janus shall be mutually agreed upon by Stilwell and Mr. Bailey. As discussed in Note 16, Mr. Bailey's ownership is expected to decrease to approximately 6.2% after completion of the sale of 600,000 shares to Stilwell in the first half of 2001. Accordingly, Mr. Bailey's rights and obligations under the Janus Stock Purchase Agreement are not affected.

     Stilwell does not believe Mr. Bailey's rights under the Janus Stock Purchase Agreement are "substantive," within the meaning of EITF 96-16, because Stilwell can terminate those rights at any time, by removing Mr. Bailey as an officer of Janus. Stilwell also believes that the removal of Mr. Bailey would not result in significant harm to Stilwell based on the factors discussed below. Colorado law provides that removal of an officer of a Colorado corporation may be done directly by its stockholders if the corporation's bylaws so provide. While Janus's bylaws contain no such provision currently, Stilwell has the ability to cause Janus to amend its bylaws to include such a provision. Under Colorado law, Stilwell could take such action at an annual meeting of stockholders or make a demand for a special meeting of stockholders. Janus is required to hold a special stockholders' meeting upon demand from a holder of more than 10% of its common stock and to give notice of the meeting to all stockholders. If notice of the meeting is not given within 30 days of such a demand, the District Court is empowered to summarily order the holding of the meeting. As the holder of more than 80% of the common stock of Janus, Stilwell has the requisite votes to compel a meeting and to obtain approval of the required actions at such a meeting.

     Stilwell has concluded, supported by an opinion of legal counsel, that it could carry out the above steps to remove Mr. Bailey without breaching the Janus Stock Purchase Agreement and that if Mr. Bailey were to challenge his removal by instituting litigation, his sole remedy would be for damages and not injunctive relief and that Stilwell would likely prevail in that litigation.

     Although Stilwell has the ability to remove Mr. Bailey, it has no present plan or intention to do so, as he is one of the persons regarded as most responsible for the success of Janus. The consequences of any removal of Mr. Bailey would depend upon the timing and circumstances of such removal. Mr. Bailey could be required to sell, and Stilwell could be required to purchase, his Janus common stock, unless he was terminated for cause. Certain other Janus minority stockholders would also be able, and, if they terminated employment, required, to sell to Stilwell their shares of Janus common stock. The amounts that Stilwell would be required to pay in the event of such purchase and sale transactions could be material. See Note 11. Such removal would have also resulted in acceleration of the vesting of a portion of the shares of restricted Janus common stock held by other minority stockholders, having an approximate aggregate value of $32 million as of December 31, 2000.

     There may also be other consequences of removal that cannot be presently identified or quantified. For example, Mr. Bailey's removal could result in the loss of other valuable employees or clients of Janus. The likelihood of occurrence and the effects of any such employee or client departures cannot be predicted and may depend on the reasons for and circumstances of Mr. Bailey's removal. However, Stilwell believes that Janus would be able in such a situation to retain or attract talented employees because: (i) of Janus's prominence; (ii) Janus's compensation scale is at the upper end of its peer group; (iii) some or all of Mr. Bailey's repurchased Janus stock could be then available for sale or grants to other employees; and (iv) many key Janus employees must continue to be employed at Janus to become vested in currently unvested restricted stock valued in the aggregate (after considering additional vesting that would occur upon the termination of Mr. Bailey) at approximately $99 million as of December 31, 2000. In addition, notwithstanding any removal of Mr. Bailey, Stilwell would expect to continue its practice of encouraging autonomy by its subsidiaries and their boards of directors so that management of Janus will continue to have responsibility for Janus's day-to-day operations and investment advisory and portfolio management policies and, because it would continue that autonomy, Stilwell would expect many current Janus employees to remain with Janus.

     On September 25, 2000, Mr. Craig, Janus's Chief Investment Officer and Director of Research, left Janus to manage money for a new charitable foundation established by Mr. Craig and his wife. Mr. Craig's responsibilities were assumed by Janus's Executive Investment Committee, a group formed by Mr. Craig over a year ago and comprised of several portfolio managers and Mr. Bailey. Mr. Craig had previously been identified as the successor to Mr. Bailey in the event that Mr. Bailey left Janus. A revised succession plan has not been developed.

     With respect to clients, Janus's investment advisory contracts with its clients are terminable upon 60 days' notice and in the event of a change in control of Janus. Because of his rights under the Janus Stock Purchase Agreement, Mr. Bailey's departure, whether by removal, resignation or death, might be regarded as such a change in control. However, in view of Janus's investment record, Stilwell has concluded it is reasonable to expect that in such an event most of Janus's clients would renew their investment advisory contracts. This conclusion is reached because (i) Janus relies on a team approach to investment management and development of investment expertise, (ii) Mr. Bailey has not served as a portfolio manager for any Janus fund for several years and (iii) Janus should be able to continue to attract talented portfolio managers. It is reasonable to expect that Janus's clients' reaction will depend on the circumstances, including, for example, how much of the Janus team remains in place and what investment advisory alternatives are available.

     The Janus Stock Purchase Agreement and other agreements provide for rights of first refusal on the part of Janus minority stockholders, Janus and Stilwell, with respect to certain sales of Janus stock. These agreements also require Stilwell to purchase the shares of Janus minority stockholders in certain circumstances. In addition, in the event of a Change in Ownership of Stilwell, as defined in the Janus Stock Purchase Agreement, Stilwell may be required to sell its stock of Janus to the stockholders who are parties to such agreement or to purchase such holders' Janus stock. In the event Mr. Bailey were terminated for any reason within one year following a Change in Ownership, he would be entitled to a severance payment, amounting, at December 31, 2000, to approximately $2 million. Purchase and sale transactions under these agreements are to be made based upon a multiple of the net earnings of Janus or other fair market value determinations, as defined therein. See Note 11.

     Generally, any change in control of Janus or Berger would constitute an "assignment" under the Investment Company Act of 1940. The Spin-off did not result in a change of control of Janus or Berger and therefore under the applicable rules of the SEC would not constitute such an assignment. However, a material reduction in the ownership of Janus common stock by Mr. Bailey may result in an assignment by virtue of certain provisions in an agreement with him. The Boards of Trustees or Directors of the Janus Advised Funds generally may terminate the investment advisory agreements upon written notice for any reason.

     Employees. Stilwell Financial Inc. and certain subsidiaries have entered into agreements with employees whereby, upon defined circumstances constituting a change in control of Stilwell or the subsidiary, certain stock options or similar equity instruments become exercisable, certain benefit entitlements are automatically funded and such employees are entitled to specified cash payments upon termination of employment.

     Debt. The Facilities provide for default in the event of a specified change in control of Stilwell or certain subsidiaries of Stilwell.

     Shareholder Rights Plan ("Rights Plan"). Stilwell entered into the Rights Plan with UMB Bank, N.A., as rights agent as of June 14, 2000. In connection with the Rights Plan, the Stilwell Board declared a dividend of one right ("Right") for each outstanding share of Stilwell common stock as of the close of business on June 14, 2000 (the "Rights Record Date"). Shares of Stilwell common stock issued in the Spin-off (assuming no triggering event) automatically receive these Rights upon issuance. The Rights are not exercisable or transferable separately from the shares of Stilwell common stock until the earlier of: (1) ten days following a public announcement that a person or group has acquired or obtained the right to acquire beneficial ownership of 15% or more of the outstanding shares of Stilwell common stock; or (ii) ten days following the commencement or announcement of an intention to make a tender or exchange offer that would result in an acquiring person or group beneficially owning 15% or more of the outstanding shares of Stilwell common stock (an "Acquiring Person"), unless the Stilwell Board sets a later date in either event (the earlier of (i) or (ii) being the "Rights Distribution Date"). Under the Rights Plan, the Stilwell Board has the option to redeem the Rights at a nominal cost or prevent the Rights from being triggered by designating certain offers for all the outstanding Stilwell common stock as a Permitted Offer (as defined in the Rights Plan). No supplement or amendment may be made to the Rights Plan which changes the Redemption Price, the Final Expiration Date, the Purchase
Price (as those terms are defined in the Rights Plan) or the number of 1/1,000ths of a share of Preferred Stock for which a Right is exercisable.
Subject to the foregoing, prior to the Rights Distribution Date, Stilwell may amend or supplement the Rights Plan without the consent of any of the holders of the Rights. Following the Rights Distribution Date, the Rights Plan may be amended to cure any ambiguity, to correct or supplement any provision that is defective or inconsistent with any other provision of the Rights Plan, or to change or supplement any provision so long as such amendment or supplement does not adversely affect the holders of the Rights (other than an acquiring person or group). The Rights expire ten years after the Rights Record Date unless earlier redeemed by Stilwell.

     The Rights, when exercisable, entitle their holders (other than those held by an Acquiring Person) to purchase 1/1000th of a share of Series A Stilwell Preferred Stock (subject to adjustment) or, in certain instances, other securities of Stilwell, including Stilwell common stock, having a market value equal to twice the exercise price of the Right. In certain circumstances, if Stilwell is involved in a merger or consolidation and is not the surviving entity or disposes of more than 50 percent of its assets or earnings power, the Rights also entitle their holders (other than an acquiring person or group) to purchase the highest priority voting shares in the surviving entity or its affiliates having a market value of two times the exercise price of the Rights.

     The Rights Plan is intended to encourage a potential acquiring person or group to negotiate directly with the Stilwell Board, but may have certain antitakeover effects. The Rights Plan could significantly dilute the interests in Stilwell of an Acquiring Person. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of Stilwell.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     During 2000, non-recurring gains contributed approximately 23(cent) per diluted share to Stilwell's consolidated net income. These gains included the following: i) a first quarter after-tax gain of approximately $27.3 million resulting from the settlement of litigation with a former equity affiliate; ii) a first quarter $15.1 million after-tax gain associated with the Company's sale of 192,408 shares of its Janus common stock to Janus for use in connection with the Janus incentive programs; iii) approximately $4.3 million (after-tax) in gains representing the Company's proportionate share of a litigation settlement and sales of marketable securities recorded by DST in the first half of 2000; and iv) approximately $6.2 million (after-tax) in fourth quarter 2000 gains representing the Company's proportionate share of sales of marketable securities recorded by DST during the quarter. See Notes 3, 4 and 11.

     The accumulations of Basic and Diluted Earnings per Common Share for the four quarters in 1999 and 2000 do not necessarily total the Basic and Diluted Earnings per Common Share for the year ended December 31, 1999 and 2000, respectively.

(in millions, except per share amounts):


                                                                   During Year 2000
                                               -----------------------------------------------------------
                                                 First          Second            Third          Fourth
                                                Quarter         Quarter          Quarter         Quarter
                                               ---------       ---------        ---------       ----------
Revenues:
     Investment management fees............    $   449.9       $   462.7        $   502.3       $    435.8
     Shareowner servicing fees.............         83.6            85.8             90.2             78.6
     Other.................................         11.6            14.5             17.0             16.1
                                               ---------       ---------        ---------       ----------
          Total............................        545.1           563.0            609.5            530.5
                                               ---------       ---------        ---------       ----------

Operating Expenses:
     Compensation..........................        124.9           124.1            138.3            103.2
     Marketing and promotion...............         28.8            25.9             22.3             26.5
      Third party concession fees..........         72.3            81.4             83.4             77.8
     Depreciation and amortization.........         15.6            19.9             21.5             24.2
     Professional services.................         15.2            16.8             17.0             18.7
     Other.................................         43.4            39.1             34.6             36.9
                                               ---------       ---------        ---------       ----------
          Total............................        300.2           307.2            317.1            287.3
                                               ---------       ---------        ---------       ----------

Operating Income...........................        244.9           255.8            292.4            243.2
Equity earnings of unconsolidated                   18.8            15.8             14.3             21.9
  affiliates...............................
Interest expense - Parent..................         (0.7)
Interest expense - third parties...........         (1.9)           (1.3)            (1.9)            (1.9)
Gain on litigation settlement..............         44.2
Gain on sale of Janus common stock.........         15.1
Other, net.................................          9.9            11.5             10.7             11.6
                                               ---------       ---------        ---------       ----------
     Income before taxes and minority
        interest...........................        330.3           281.8            315.5            274.8
Income tax provision.......................        114.3           102.3            114.2             96.2
Minority interest in consolidated earnings.         27.3            27.8             31.2             25.4
                                               ---------       ---------        ---------       ----------
Net Income                                     $   188.7       $   151.7        $   170.1       $    153.2
                                               =========       =========        =========       ==========
Per Share Data (Notes 1 and 2):
   Weighted Average Common shares
    outstanding (in thousands).............      223,000         223,000          223,407          220,668
   Basic Earnings per share................    $    0.85       $    0.68        $    0.76       $     0.69

   Weighted Average Diluted Common shares
    outstanding (in thousands).............      223,000         223,000          229,297          226,689
   Diluted Earnings per share..............    $    0.84       $    0.67        $    0.73       $     0.66

   Dividends per share.....................       N/A             N/A           $    0.01       $     0.01

   Common Stock Price Ranges (a):
     High .................................       N/A             N/A           $   53.94       $    50.00
     Low  .................................       N/A             N/A           $   40.88       $    32.50

   (a)  since Spin-off.

     The following table summarizes quarterly information for the year ended December 31, 1999 (in millions, except per share amounts):


                                                                During Year 1999
                                               ---------------------------------------------------------
                                                First       Second Quarter      Third           Fourth
                                               Quarter                         Quarter          Quarter

Revenues:
     Investment management fees............    $   191.1       $   230.8        $   253.8       $   317.1
     Shareowner servicing fees.............         36.9            45.0             49.2            60.3
     Other.................................          5.3             6.4              8.2             8.2
                                               ---------       ---------        ---------       ---------
          Total............................        233.3           282.2            311.2           385.6
                                               ---------       ---------        ---------       ---------
Operating Expenses:
     Compensation..........................         59.8            76.1             82.8            97.8
     Marketing and promotion...............         16.3            19.3             16.3            19.6
      Third party concession fees..........         24.3            31.7             40.2            46.8
     Depreciation and amortization.........          6.8             7.9             10.0            10.7
     Professional services.................          6.2             7.2              5.9             6.5
     Other.................................         22.7            24.5             23.2            31.4
                                               ---------       ---------        ---------       ---------
          Total............................        136.1           166.7            178.4           212.8
                                               ---------       ---------        ---------       ---------

Operating Income...........................         97.2           115.5            132.8           172.8

Equity earnings of unconsolidated                   11.2            11.3             11.6            12.6
  affiliates...............................
Interest expense - Parent..................         (1.0)           (0.7)            (0.7)           (3.5)
Other, net.................................          4.9             4.3              9.3             8.9
                                               ---------       ---------        ---------       ---------
     Income before taxes and minority
        interest...........................        112.3           130.4            153.0           190.8
Income tax provision.......................         40.1            46.8             55.6            73.6
Minority interest in consolidated earnings.         11.2            12.7             14.7            18.7
                                               ---------       ---------        ---------       ---------
Net Income                                     $    61.0       $    70.9        $    82.7       $    98.5
                                               =========       =========        =========       =========

Per Share Data (Notes 1 and 2):
   Weighted Average Diluted Common shares
    outstanding (a) (in thousands).........      223,000         223,000          223,000         223,000
   Basic Earnings per share................    $    0.27       $    0.32        $    0.37       $    0.44
   Diluted Earnings per share..............    $    0.27       $    0.31        $    0.36       $    0.43

   Dividends per share (b).................       N/A             N/A             N/A             N/A

   Common Stock Price Ranges:
     High (b)..............................       N/A             N/A             N/A             N/A
     Low   (b).............................       N/A             N/A             N/A             N/A


(a) The weighted average computations are the same for Basic and Diluted earnings per share.
(b) Information is not applicable as Stilwell was a member of the KCSI consolidated group.


NOTE 15- SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has three primary business units that produce the revenues and operating income of Stilwell. These units, together with DST, comprise over 90% of the net income of the Company. For purposes of segment reporting pursuant to FAS 131, Stilwell reports Janus and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell are aggregated as a separate segment.

     Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                                             2000
                                                           ------------------------------------------
                                                                            Nelson,
                                                           Janus and        DST and      Consolidated
                                                             Berger          Other         Stilwell
                                                           ----------       ---------    ------------
            Revenues  ..................................   $  2,227.0       $    21.1    $   2,248.1

            Operating Expenses..........................      1,165.4            46.4        1,211.8
                                                           ----------       ---------    -----------
            Operating Income (Loss).....................      1,061.6           (25.3)       1,036.3

            Equity earnings of unconsolidated
              affiliates................................          1.1            69.7           70.8
            Interest expense - Parent...................                         (0.7)          (0.7)
            Interest expense - third parties............                         (7.0)          (7.0)
            Gain on litigation settlement...............                         44.2           44.2
            Gain on sale of Janus common stock..........                         15.1           15.1
            Other, net   ...............................         23.7            20.0           43.7
                                                           ----------       ---------    -----------
               Pretax income............................      1,086.4           116.0        1,202.4
            Income tax provision........................        412.3            14.7          427.0
            Minority interest...........................        112.1            (0.4)         111.7
                                                           ----------       ---------    -----------
            Net Income                                     $    562.0       $   101.7    $     663.7
                                                           ==========       =========    ===========

                                                                              1999
                                                           ------------------------------------------
                                                                             Nelson,
                                                            Janus and        DST and     Consolidated
                                                             Berger           Other        Stilwell
                                                           ----------       ---------    -----------
            Revenues  ...................................  $  1,195.3       $    17.0    $   1,212.3

            Operating Expenses...........................       652.9            41.1          694.0
                                                           ----------       ---------    -----------
            Operating Income (Loss)......................       542.4           (24.1)         518.3

            Equity earnings of unconsolidated
                 affiliates..............................         2.3            44.4           46.7
            Interest expense - Parent....................        (0.2)           (5.7)          (5.9)
            Other, net   ................................        16.8            10.6           27.4
                                                           ----------       ---------    -----------
               Pretax income.............................       561.3            25.2          586.5
            Income tax provision.........................       215.1             1.0          216.1
            Minority interest............................        57.7            (0.4)          57.3
                                                           ----------       ---------    -----------
            Net Income                                     $    288.5       $    24.6    $     313.1
                                                           ==========       =========    ===========

                                                                              1998
                                                           ------------------------------------------
                                                                             Nelson,
                                                           Janus and         DST and     Consolidated
                                                            Berger            Other        Stilwell
                                                           ----------       ---------    -----------
        Revenues  ...................................      $    659.7       $    11.1    $     670.8

        Operating Expenses...........................           358.1            32.1          390.2
                                                           ----------       ---------    -----------
        Compensation

        Operating Income (Loss)......................           301.6           (21.0)         280.6

        Equity earnings of unconsolidated
          affiliates.................................             1.5            24.3           25.8
        Interest expense - Parent....................            (0.3)           (6.2)          (6.5)
        Reduction in ownership of DST................                           (29.7)         (29.7)
        Other, net   ................................            23.8            (4.7)          19.1
                                                            ---------       ---------    -----------
           Pretax income (loss)......................           326.6           (37.3)         289.3
        Income tax provision (benefit)...............           125.4           (21.7)         103.7
        Minority interest............................            33.3             0.1           33.4
                                                           ----------       ---------    -----------
        Net Income (Loss)............................      $    167.9       $   (15.7)      $  152.2
                                                           ==========       =========    ===========


     The following summary provides information concerning Stilwell's principal geographic areas as of and for the years ended December 31 (in millions):


                                                    1998             1999             2000
                                                -----------      -----------       -----------
        Revenues (1):
        ------------
        United States.............              $     659.7      $   1,184.3       $   2,164.0
        United Kingdom............                     11.1             28.0              84.1
                                                -----------      -----------       -----------
            Total.................              $     670.8      $   1,212.3       $   2,248.1
                                                ===========      ===========       ===========

        Long-lived assets:
        -----------------
        United States.............              $     143.6      $     192.3       $     380.9
        United Kingdom............                     35.9             35.5              36.0
                                                -----------      -----------       -----------
            Total.................              $     179.5      $     227.8       $     416.9
                                                ===========      ===========       ===========


(1) Revenues are attributed to countries based on location at which services are performed.


NOTE 16 - SUBSEQUENT EVENTS

     Stilwell to Increase Ownership Interest in Janus. During first quarter 2001, Stilwell announced several transactions that, upon completion, will increase Stilwell's ownership interest in Janus from 82.5% to approximately 91%, based on maximum participation of Janus employees in a Janus stock repurchase program as discussed below.

     Stilwell acquisition of Janus shares from Thomas H. Bailey. On January 26, 2001, Stilwell announced that it expected to acquire 600,000 shares of Janus common stock from Thomas H. Bailey, Janus's Chairman, Chief Executive Officer and President, through the exercise of put rights by Mr. Bailey. The acquisition, which is expected to close in second quarter 2001, will cost approximately $603 million.

     Stilwell acquisition of shares of Janus common stock from other minority stockholders. On March 16, 2001, Stilwell acquired an additional 199,042 shares of Janus from several minority stockholders. Approximately 160,900 of these shares were acquired by certain Janus employees in 1995 when Janus stock ownership was first extended to a broader group of key management employees other than Mr. Bailey. The remainder of the shares have been held since 1984 or before. Stilwell purchased the shares through the exercise of put rights, virtually eliminating all mandatory put rights to Stilwell except for those on remaining shares held by Mr. Bailey (after the purchase by Stilwell of 600,000 shares of Mr. Bailey's Janus stock as discussed above). The shares cost approximately $200 million, which was funded through cash and borrowings under the Facilities. In connection with the transactions, amounts owed to Stilwell by certain of the selling minority stockholders were repaid (see Note 10).

     Janus offer to purchase Janus shares from employees. Janus has offered to purchase from employees (other than Mr. Bailey) up to 50% of their eligible shares of Janus common stock. If all eligible shares were purchased under this offer, Janus would acquire approximately 143,000 shares of its common stock for approximately $145 million. The shares would then be available for Janus to utilize in connection with the Janus Incentive Plan.

     Net effect of transactions. Upon completion of the purchase of the 799,042 shares of Janus common stock, and assuming the maximum number of shares were purchased under Janus's planned repurchase offer, Stilwell's ownership of Janus would increase to approximately 91.4%. Mr. Bailey would continue to own approximately 6.2% and other Janus employees would own the remaining 2.4%. Accordingly, the operating structure and corporate governance of Janus are expected to continue unaffected. In addition, each of the Janus employees participating in these transactions will continue to own other shares of Janus common stock and, consistent with Janus's goal of broadening corporate equity ownership, will be eligible to receive future grants of Janus stock - from the approximately 370,000 shares available after these transactions - in connection with the Janus Incentive Plan.

     Stilwell and Janus have sufficient resources (i.e., available cash and the Facilities) to fund these acquisitions. However, Stilwell also is considering alternative financing methods. Stilwell will account for these transactions under the purchase method of accounting. Any excess cost over the fair value of net underlying assets acquired will be amortized in accordance with Accounting Principles Board No. 17, Intangible Assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    Part III

     The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company's definitive proxy statement for the Annual Meeting of Shareholders scheduled for May 10, 2001 ("Proxy Statement") will be filed no later than 120 days after December 31, 2000.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a)     Directors of the Company

     The information set forth in response to Item 401 of Regulation S-K under the heading "Item 1 - Election of Director" in the Company's Proxy Statement is incorporated herein by reference in partial response to this Item 10.

(b)     Executive Officers of the Company

     The information set forth in response to Item 401 of Regulation S-K under "Executive Officers of the Company," an unnumbered Item in Part I (immediately following Item 4, Submission of Matters to a Vote of Security Holders), of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

     The information set forth in response to Item 405 of Regulation S-K under the heading "Stock Ownership" in the Company's Proxy Statement is incorporated herein by reference in partial response to this Item 10.

ITEM 11.          EXECUTIVE COMPENSATION

     The information set forth in response to Item 402 of Regulation S-K under "Executive Compensation" and "Item 1 - Election of Director - Director Compensation" in the Company's Proxy Statement is incorporated by reference in response to this Item 11.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in response to Item 403 of Regulation S-K under the heading "Stock Ownership" in the Company's Proxy Statement is hereby incorporated by reference in response to this Item 12.

     The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in response to Item 404 of Regulation S-K under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement is hereby incorporated by reference in response to this Item 13.

                                     Part IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     List of Documents filed as part of this Report

(1)     Financial Statements

     The financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated March 14, 2001, appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

(2)     Financial Statement Schedules

     The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission appear in Part
II Item 8, Financial Statements and Supplementary Data, under the Index to Financial Statements of this Form 10-K.

(3)  List of Exhibits

(a)     Exhibits

     The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession (Inapplicable)

(3)     Articles of Incorporation and Bylaws

        Articles of Incorporation

        3.1.1 Exhibit 3.1.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Delaware Certificate of Incorporation of Stilwell Financial Inc. as Amended and Restated on June 14, 2000, is hereby incorporated by reference as Exhibit 3.1.1.

        3.1.2 Exhibit 3.1.2 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Certificate of Designation dated June 15, 2000 establishing Series A Preferred Stock, is hereby incorporated by reference as Exhibit 3.1.2.

        Bylaws

        3.2 Exhibit 3.2 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No.001-15253), Bylaws of Stilwell Financial Inc. as Amended and Restated on June 12, 2000, is hereby incorporated by reference as Exhibit 3.2.

        3.3 Bylaws of Stilwell Financial Inc. as Amended and Restated on January 29, 2001 to be effective on May 11, 2001, is attached to this Form 10-K as Exhibit 3.3.

(4)     Instruments Defining the Right of Security Holders, Including Indentures

        4.1 Exhibit 4.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Form of Certificate representing Stilwell Financial Inc. Common Stock, is hereby incorporated by reference as Exhibit 4.1.

        4.2.1 Exhibit 4.2.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253),
               Stockholders' Rights Agreement, dated as of June 14, 2000, between Stilwell Financial Inc. and UMB Bank, N.A., as Rights Agent is hereby incorporated by reference as Exhibit 4.2.1.

        4.2.2 Certificate of Designation establishing Series A Preferred Stock of Exhibit 3.1.2, is hereby incorporated by reference as Exhibit 4.2.2.

        4.3 Article FOURTH, Article FIFTH, Article SIXTH, Article SEVENTH and Article ELEVENTH of Exhibit 3.1.1 are hereby incorporated by reference as Exhibit 4.3.

        4.4 Article II, Article III, Section 2 and Article V of Exhibit 3.2 are hereby incorporated by reference as Exhibit 4.4.


(9)      Voting Trust Agreement
         (Inapplicable)

(10)    Material Contracts

        10.1 Exhibit 10.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Representative Director Indemnification Agreement, is hereby incorporated by reference as Exhibit 10.1.

        10.2 Exhibit 10.2 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Representative Officer Indemnification Agreement, is hereby incorporated by reference as Exhibit 10.2.

        10.3 Exhibit 10.3 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Intercompany Agreement, dated as of August 16, 1999 between Kansas City Southern Industries, Inc. and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.3.

        10.4 Exhibit 10.4 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Tax Disaffiliation Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.4.

        10.5.1 Exhibit 10.5.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), The Registration Rights Agreement, dated October 24, 1995, by and between DST Systems, Inc. and Kansas City Southern Industries, Inc., which is attached as Exhibit 4.1 to the DST Systems, Inc. Registration Statement on Form S-1 dated October 30, 1995, as amended (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.5.1.

        10.5.2 Exhibit 10.5.2 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Amendment to Registration Rights Agreement, dated June 30, 1999, by and between DST Systems, Inc. and Kansas City Southern Industries, Inc., is hereby incorporated by reference as Exhibit 10.5.2.

        10.5.3 Exhibit 10.5.3 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Assignment, Consent and Acceptance Agreement, dated as of August 11, 1999, by and among DST Systems, Inc. ("DST"), Kansas City Southern Industries, Inc. and Stilwell Financial Inc. which is attached as Exhibit 4.15.2 to DST's Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.5.3.

        10.6.1 Exhibit 10.6.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Amended Employment Agreement dated June 12, 2000 by and between Stilwell Financial Inc. and Landon H. Rowland, is hereby incorporated by reference as Exhibit 10.6.1. *

        10.6.2 Exhibit 10.1 to Stilwell's Form 10-Q for the quarter ended September 30, 2000 (File No. 001-15253), Amended Employment Agreement dated October 20, 2000 by and between Stilwell Financial Inc. and Joseph D. Monello, is hereby incorporated by reference as Exhibit 10.6.2. *

        10.6.3 Exhibit 10.6.3 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Amended Employment Agreement dated June 12, 2000 by and between Stilwell Financial Inc. and Danny R. Carpenter, is hereby incorporated by reference as Exhibit 10.6.3. *

        10.6.4 Exhibit 10.6.4 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Amended Employment Agreement dated June 12, 2000 by and between Stilwell Financial Inc. and Anthony P. McCarthy, is hereby incorporated by reference as Exhibit 10.6.4. *

        10.7.1 Exhibit 10.7.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Stock Purchase Agreement, dated April 13, 1984, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, William C. Mangus, Bernard E. Niedermeyer III, Michael Stolper, and Jack R. Thompson, is hereby incorporated by reference as Exhibit 10.7.1.
               *

        10.7.2 Exhibit 10.7.2 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Amendment to Stock Purchase Agreement, dated January 4, 1985, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Bernard E. Niedermeyer III, Michael Stolper, and Jack R. Thompson, is hereby incorporated by reference as Exhibit 10.7.2.
               *

        10.7.3 Exhibit 10.7.3 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Second Amendment to Stock Purchase Agreement, dated March 18, 1988, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson, is hereby incorporated by reference as Exhibit 10.7.3. *

        10.7.4 Exhibit 10.7.4 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Third Amendment to Stock Purchase Agreement, dated February 5, 1990, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson, is hereby incorporated by reference as Exhibit 10.7.4. *

        10.7.5 Exhibit 10.7.5 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Fourth Amendment to Stock Purchase Agreement, dated January 1, 1991, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson, is hereby incorporated by reference as Exhibit 10.7.5. *

        10.7.6 Exhibit 10.7.6 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Assignment and Assumption Agreement and Fifth Amendment to Stock Purchase Agreement, dated November 19, 1999, by and among Kansas City Southern Industries, Inc., Stilwell Financial Inc., Thomas
               H. Bailey and Michael Stolper, is hereby incorporated by reference as Exhibit 10.7.6. *

        10.8 Exhibit 10.8 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Stilwell Financial Inc. 1998 Long Term Incentive Stock Plan as Amended and Restated on August 11, 1999, is hereby incorporated by reference as Exhibit 10.8. *

        10.9 Exhibit 10.9 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Stilwell Executive Plan dated August 11, 1999, is hereby incorporated by reference as Exhibit 10.9. *

        10.10 Exhibit 10.10 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Stock Purchase Agreement, dated November 19, 1999, by and among Kansas City Southern Industries, Inc., Stilwell Financial Inc. and Janus Capital Corporation, is hereby incorporated by reference as
               Exhibit 10.10.

        10.11.1 Exhibit 10.11.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), 364-day Competitive Advance and Revolving Credit Facility Agreement dated as of January 11, 2000 among Kansas City Southern Industries, Inc. and the lenders named therein, which is attached as Exhibit 10.20 to Kansas City Southern Industries, Inc.'s Form 10-K for the year ended December 31, 1999 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.11.1.

        10.11.2 Exhibit 10.11.2 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Assignment, Assumption and Amendment Agreement dated as of January 11, 2000, among Kansas City Southern Industries, Inc., Stilwell Financial Inc. and The Chase Manhattan Bank, as agent for the lenders named in the 364-day Competitive Advance and Revolving Credit Facility Agreement, which is attached as Exhibit
               10.21 to Kansas City Southern Industries, Inc.'s Form 10-K for the year ended December 31, 1999 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.11.2.

        10.12 Exhibit 10.12 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253),
               Stilwell Financial Inc. Employee Stock Purchase Plan is hereby incorporated by reference as Exhibit 10.12. *

        10.13 Exhibit 10.13 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Stilwell Financial Inc. Employee Stock Ownership Plan is hereby incorporated by reference as Exhibit 10.13. *

        10.14 Exhibit 10.14 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Stilwell Financial Inc. 401(k) and Profit Sharing Plan is hereby incorporated by reference as Exhibit 10.14. *

        10.15 Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of December 7, 2000, among Stilwell Financial Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is attached to this Form 10-K as Exhibit 10.15.

        10.16 Stilwell Financial Inc. 1998 Long Term Incentive Plan, as amended and restated effective January 18, 2001, is attached to this Form 10-K as Exhibit 10.16. *

        10.17 Employment Agreement dated June 12, 2000 by and between Stilwell Financial Inc. and Gwen E. Royle, is hereby incorporated by reference as Exhibit 10.17. *

         *  Compensatory Plan or Agreement

(11)    Statement Re Computation of Per Share Earnings
        (Inapplicable)

(12)    Statements Re Computation of Ratios

        12.1 The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1

(13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders (Inapplicable)

(16)    Letter Re Change in Certifying Accountant
        (Inapplicable)

(18)    Letter Re Change in Accounting Principles
        (Inapplicable)

(21)    Subsidiaries of the Company

        21.1   The list of the Subsidiaries of the Company prepared  pursuant to
               Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1

(22) Published Report Regarding Matters Submitted to Vote of Security Holders (Inapplicable)

(23)    Consents of Experts and Counsel

        23.1 The Consent of Independent Accountants prepared pursuant to Item 601(b)(23) of Regulation S-K is attached to this Form 10-K as
               Exhibit 23.1

(24)    Power of Attorney
        (Inapplicable)

(27)    Financial Data Schedule
        (Inapplicable)

(28) Information from Reports Furnished to State Insurance Regulatory Authorities (Inapplicable)

(99)    Additional Exhibits

        99.1 Exhibit 99.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Stilwell Financial Inc. Information Statement, as amended, dated June 15, 2000 is hereby incorporated by reference as Exhibit 99.1.

        99.2 The consolidated financial statements and related notes, together with the Report of Independent Accountants, of DST Systems, Inc. (an approximate 33% owned affiliate of Stilwell accounted for under the equity method) for the years ended December 31, 1998, 1999 and 2000, which are included in the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-14036), are hereby incorporated by reference as Exhibit 99.2.

        99.3 Exhibit 99.4 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253), Opinion Letter of Rothgerber Johnson & Lyons LLP dated June 8, 2000, is hereby incorporated by reference as Exhibit 99.3.

(b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated October 2, 2000 under Item 5, to report average assets under management during third quarter 2000 and ending assets under management as of September 30, 2000. Additionally, the news release announced information concerning the Stilwell quarterly earnings presentation to occur on October 26, 2000.

         The Company furnished a Current Report on Form 8-K, dated October 26, 2000, under Item 9, concerning the announcement of financial results for the three and nine months ended September 30, 2000 and to report ending assets under management as of October 31, 2000, average assets under management during the month of October 2000 and average assets under management for the ten months ended October 31, 2000.

         The Company furnished a Current Report on Form 8-K, dated December 1, 2000, under Item 9, to report ending assets under management as of November 30, 2000, average assets under management during the first two months of fourth quarter 2000 and average assets under management for the eleven months ended November 30, 2000.

         The Company furnished a Current Report on Form 8-K, dated December 7, 2000, under Item 9, to report the completion of $600 million in bank credit facilities and a quarterly dividend.

         The Company furnished a Current Report on Form 8-K, dated January 2, 2001, under Item 9, to report ending assets under management on December 31, 2000, average assets under management for the fourth quarter 2000 and average assets under management for the year ended December 31, 2000. In addition, the Current Report on Form 8-K reported information concerning the Stilwell quarterly earnings presentation to occur on January 30, 2001.

         The Company furnished a Current Report on Form 8-K, dated January 26, 2001, under Item 9, to report the following:

          i) Announcement that Stilwell expects to purchase 600,000 shares of Janus Capital Corporation ("Janus") common stock from Thomas H. Bailey, Chairman, President, Chief Executive Officer and founder of Janus;

          ii) announcement that Robert Skidelsky was appointed to the Stilwell Board of Directors;

          iii) announcement of the Stilwell financial results for the three months and year ended December 31, 2000;

                      and

          iv) announcement of ending assets under management on January 31, 2001 and average assets under management for the month ended January 31, 2001.

         The Company furnished a Current Report on Form 8-K, dated February 21, 2001, to report that Stilwell and Janus Capital Corporation ("Janus") expect to repurchase approximately 197,000 and 143,000 shares, respectively, of Janus common stock from various Janus minority stockholders. The Company also provided an unaudited Stilwell Consolidated Condensed Balance Sheet as of December 31, 2000.

         The Company furnished a Current Report on Form 8-K, dated February 28, 2001, to reports ending assets under management on February 28, 2001 and average assets under management for the two months ended February 28, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Stilwell Financial Inc.


March 14, 2001                           By:         /s/ L.H. Rowland
                                               --------------------------------
                                                       L.H. Rowland
                                                    Chairman, President,
Chief Executive
Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 14, 2001.

                    Signature                                 Capacity

             /s/ L.H. Rowland               Chairman, President, Chief Executive
------------------------------------------          Officer and Director
               L.H. Rowland

            /s/ D.R. Carpenter                    Executive Vice President
------------------------------------------
              D.R. Carpenter

             /s/ J.D. Monello                     Vice President of Development
------------------------------------------
               J.D. Monello

             /s/ A.P. McCarthy                    Vice President - Finance
------------------------------------------      (Principal Financial Officer)
               A.P. McCarthy

              /s/ G.E. Royle                      Vice President - Legal and
------------------------------------------            Corporate Secretary
                G.E. Royle

            /s/ D.E. Nickerson                    Vice President and Controller
------------------------------------------       (Principal Accounting Officer)
              D.E. Nickerson

              /s/ P.F. Balser                             Director
------------------------------------------
                P.F. Balser

              /s/ J.E. Barnes                             Director
------------------------------------------
                J.E. Barnes

             /s/ M.I. Sosland                             Director
------------------------------------------
               M.I. Sosland

           /s/ Lord R. Skidelsky                          Director
------------------------------------------
             Lord R. Skidelsky

                             STILWELL FINANCIAL INC.

                          2000 FORM 10-K ANNUAL REPORT

                                INDEX TO EXHIBITS

                                                                  Regulation S-K
Exhibit                                                             Item 601(b)
  No.                             Document                          Exhibit No.
-------  -------------------------------------------------------    -----------


3.3      Bylaws of Stilwell Financial Inc. as Amended and
         Restated on January 29, 2001 to be effective on
         May 11, 2001                                                   3

10.15    Five-Year Competitive Advance and Revolving Credit
         Facility Agreement, dated as of December 7, 2000, among
         Stilwell Financial Inc., Janus Capital Corporation
         and Citibank, N.A., as administrative agent for the
         lenders named therein                                          10

10.16    Stilwell Financial Inc. 1998 Long Term Incentive Plan,
         as  amended and restated effective January 18, 2001            10

10.17    Employment Agreement dated June 12, 2000 by
         and between Stilwell Financial Inc. and Gwen E. Royle          10

12.1     Computation of Ratio of Earnings to Fixed Charges              12

21.1     Subsidiaries of the Company                                    21

23.1     Consent of Independent Accountants                             23

                          -----------------------------