Form 10-Q
period 2001-03-15
STILWELL FINANCIAL INC
filed 2001-05-15
CIK 1065865

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

          Class                                 Outstanding at April 30, 2001
-----------------------------------------------------------------------------

Common Stock, $0.01 per share par value                  219,305,638 Shares
-----------------------------------------------------------------------------

                             STILWELL FINANCIAL INC.

                                    Form 10-Q

                                 March 31, 2001

                                      Index



                                                                            Page
PART I - FINANCIAL INFORMATION                                              ----
------------------------------

Item 1.    Financial Statements

     Introductory Comments                                                     1

     Consolidated Condensed Balance Sheets -
         December 31, 2000 and March 31, 2001                                  2

     Consolidated Condensed Statements of Income -
         Three Months Ended March 31, 2000 and 2001                            3

     Computation of Basic and Diluted Earnings per Common Share                3

     Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 2000 and 2001                            4

     Consolidated Condensed Statements of Changes in Stockholders' Equity -
         Year Ended December 31, 2000 and Three Months Ended March 31, 2001    5


     Notes to Consolidated Condensed Financial Statements                      6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                14

Item 3.    Qualitative and Quantitative Disclosures About Market Risk         24


PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                                  25

Item 4.    Submission of Matters to a Vote of Security Holders                25

Item 5.    Other Information                                                  26

Item 6.    Exhibits and Reports on Form 8-K                                   26


SIGNATURES                                                                    28
----------

                             STILWELL FINANCIAL INC.

                                    FORM 10-Q

                                 MARCH 31, 2001


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Stilwell Financial Inc. (the "Company" or "Stilwell"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year 2001.

                             STILWELL FINANCIAL INC.
                      Consolidated Condensed Balance Sheets
               (Dollars in Millions, except per share information)
                                   (Unaudited)

                                                                           December 31,            March 31,
                                                                              2000                   2001
                                                                         ---------------        ---------------
Assets
Current assets:
 Cash and cash equivalents                                                $    364.3             $    335.4
 Accounts receivable                                                           194.4                  164.9
 Investments in advised funds                                                   30.2                   25.8
 Other current assets                                                           52.2                   65.8
                                                                         ---------------        ---------------
       Total current assets                                                    641.1                  591.9

Investments held for operating purposes                                        511.1                  423.9
Property and equipment (net of $79.4 and $92.1 accumulated
    depreciation and amortization, respectively)                               137.7                  129.8
Intangibles and other assets, net                                              291.1                  617.0
                                                                         ---------------        ---------------
       Total assets                                                       $  1,581.0             $  1,762.6
                                                                         ===============        ===============

Liabilities and
    stockholders' equity
Current liabilities:
 Accounts payable                                                         $     27.3             $     24.4
 Accrued compensation and benefits                                              98.0                   54.5
 Income taxes payable                                                            9.7                   27.6
 Accrued liability to third party administrators                                33.2                   25.3
 Distributions payable to minority interest                                                            40.6
 Other accrued liabilities                                                      27.9                   39.2
                                                                         ---------------        ---------------
       Total current liabilities                                               196.1                  211.6

Other liabilities:
 Long-term debt                                                                                       100.0
 Deferred income taxes                                                         211.1                  261.6
 Other liabilities                                                              42.7                   33.5
                                                                         ---------------        ---------------
       Total liabilities                                                       449.9                  606.7
                                                                         ---------------        ---------------

Minority interest in consolidated subsidiaries                                  73.3                   33.8
                                                                         ---------------        ---------------

Stockholders' equity (Note 3):
  Preferred stock ($1.00 par, 10,000,000 shares
    authorized, none issued)
 Common stock ($0.01 par, 1,000,000,000 shares authorized,
    224,790,650 shares issued and 219,155,197 shares outstanding)                2.2                    2.2
 Additional paid-in capital
 Retained earnings                                                             952.3                1,071.7
 Accumulated other comprehensive income                                        103.3                   48.2
                                                                         ---------------        ---------------
       Total stockholders' equity                                            1,057.8                1,122.1
                                                                         ---------------        ---------------
       Total liabilities and stockholders' equity                         $  1,581.0             $  1,762.6
                                                                         ===============        ===============


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.
                   Consolidated Condensed Statements of Income
               (Dollars in Millions, except per share information)
                                   (Unaudited)

                                                                     Three months
                                                                   ended March 31,
                                                            -------------------------------
                                                                 2000              2001
                                                             --------------    --------------
Revenues:
     Investment management fees                                 $ 449.9          $ 367.8
     Shareowner servicing fees                                     83.6             64.1
     Other                                                         11.6             16.6
                                                             --------------    --------------
          Total                                                   545.1            448.5
                                                             --------------    --------------

Operating expenses:
     Compensation                                                 124.9             95.3
     Marketing and promotion                                       28.8             24.4
     Third party concession fees                                   72.3             66.0
     Depreciation and amortization                                 15.6             24.9
     Professional services                                         15.2             16.7
     Other                                                         43.4             38.4
                                                             --------------    --------------
          Total                                                   300.2            265.7
                                                             --------------    --------------

Operating income                                                  244.9            182.8

Equity in earnings of
   unconsolidated affiliates                                       18.8             17.8
Interest expense - Parent                                          (0.7)
Interest expense - third parties                                   (1.9)            (5.0)
Gain on litigation settlement                                      44.2
Gain on sale of Janus Capital    Corporation
   common stock                                                    15.1
Other, net                                                          9.9              6.8
                                                             --------------    --------------
           Income before taxes and     minority                   330.3            202.4
          interest

Income tax provision                                              114.3             72.2
Minority interest in consolidated earnings                         27.3             18.8
                                                             --------------    --------------

Net income                                                      $ 188.7          $ 111.4
                                                             ==============    ===============

Per Share Data (Note 3):
    Weighted Average Common shares
       outstanding (in thousands)                               223,000          219,042

      Basic Earnings per share                                  $  0.85          $  0.51

    Diluted Common shares
       outstanding (in thousands)                               223,000          224,666

      Diluted Earnings per share                                $  0.84          $  0.48



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.
                 Consolidated Condensed Statements of Cash Flows
                              (Dollars in millions)
                                   (Unaudited)

                                                                                     Three months ended March 31,
                                                                               ------------------------------------------
                                                                                         2000                  2001
                                                                                    ---------------        --------------
Cash flows provided by (used for):
Operating activities:
    Net income                                                                       $   188.7               $  111.4
    Adjustments to net income:
       Depreciation and amortization                                                      15.6                   24.9
       Deferred income taxes                                                              27.5                   42.1
       Minority interest in consolidated earnings                                         27.3                   18.8
       Equity in undistributed earnings of unconsolidated affiliates                     (18.8)                 (17.8)
       Gain on sale of Janus Capital Corporation common stock                            (15.1)
       Employee deferred compensation                                                      1.0                   (5.2)
    Deferred commissions                                                                 (44.7)                  (1.0)
    Changes in other assets                                                               (8.6)                 (31.7)
    Changes in working capital items:
       Accounts receivable                                                               (67.8)                  29.3
       Other current assets                                                               (5.6)                 (16.3)
       Accounts payable and accrued compensation and benefits                             46.8                  (32.4)
       Federal income taxes payable and other accrued liabilities                         43.8                   25.2
    Other, net                                                                            (0.7)                   2.7
                                                                                    --------------         --------------
         Net operating                                                                   189.4                  150.0
                                                                                    --------------         --------------

Investing activities:
    Property acquisitions                                                                (31.5)                 (13.0)
    Investments in affiliates                                                             (1.8)                (230.8)
    Sale of investments in advised funds                                                  11.8
    Purchase of investments in advised funds                                             (18.6)                  (0.3)
    Other, net                                                                             1.4                    5.4
                                                                                    --------------         --------------
         Net investing                                                                   (38.7)                (238.7)
                                                                                    --------------         --------------

Financing activities:
    Proceeds from borrowing under credit facilities                                                             100.0
    Repayment of long-term debt - third parties                                         (125.0)
    Proceeds from stock plans                                                                                     5.4
    Amounts treated as transfers from Parent                                               7.6
    Distributions to minority interest                                                    (7.0)                 (43.8)
    Other, net                                                                             0.3                   (1.8)
                                                                                    --------------         --------------
         Net financing                                                                  (124.1)                  59.8
                                                                                    --------------         --------------

Cash and cash equivalents:
    Net increase (decrease)                                                               26.6                  (28.9)
    At beginning of year                                                                 324.1                  364.3
                                                                                    --------------         --------------
    At end of period                                                                 $   350.7               $  335.4
                                                                                    ==============         ==============



       The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.
      Consolidated Condensed Statements of Changes in Stockholders' Equity
                              (Dollars in millions)
                                   (Unaudited)

                                                      Additional       Net investment               Accumulated other       Total
                                        Common         paid-in              by          Retained      comprehensive    stockholders'
                                         stock         capital            Parent         earnings         income           equity
                                         -----         -------            ------         --------         ------           ------
Balance at December 31, 1999              $    -      $      -             $  106.8      $   598.9       $   108.9       $   814.6
 Comprehensive income:
  Net income                                                                                 663.7
  Net unrealized gain on investments                                                                           1.3
  Less:  reclassification adjustment
     for gains included in net income                                                                         (5.8)
  Foreign currency translation
     adjustment                                                                                               (1.1)
   Comprehensive income                                                                                                      658.1
   Amounts treated as dividends
     to Parent                                                                              (115.4)                         (115.4)
   222,999.786 - to - 1 stock
     split (Note 3)                        2.2                                 (2.2)                                           -
   Stock dividend by Parent (Note
     3)                                                    104.6             (104.6)                                           -
   Common stock options and
     benefit plans                                          39.9                                                              39.9
   Common stock repurchased                               (144.5)                           (190.5)                         (335.0)
   Common stock dividends                                                                     (4.4)                           (4.4)
                                        ----------    -------------     -------------    -----------     ------------    ---------
Balance at December 31, 2000               2.2                  -                 -          952.3           103.3         1,057.8
 Comprehensive income:
  Net income                                                                                 111.4
  Net unrealized loss on investments                                                                         (53.8)
  Less:  reclassification adjustment
     for gains included in net income                                                                         (0.4)
  Foreign currency translation
     adjustment                                                                                               (0.9)
   Comprehensive income                                                                                                       56.3
   Common stock options and
     benefit plans                                                                             8.0                             8.0
                                        ----------    -------------     -------------    -----------     ------------    ---------

Balance at March 31, 2001                 $ 2.2       $          -      $          -     $ 1,071.7       $    48.2       $ 1,122.1
                                        ==========    =============     =============    ===========     ============    =========













              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1. In the opinion of the management of Stilwell Financial Inc. (the "Company" or "Stilwell"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2000 and March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2000 and 2001.

     The primary entities comprising Stilwell as of March 31, 2001 were: Janus Capital Corporation ("Janus"), an approximate 84.0% owned subsidiary - see
     Note 7 regarding acquisition of additional 6.2% of Janus in May 2001; Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary; Berger LLC, of which SMI owns 100% of the preferred limited liability interests and approximately 88% of the regular limited liability interests; Nelson Money Managers Plc ("Nelson"), an 80% owned subsidiary; and DST Systems, Inc. ("DST"), an equity investment in which SMI holds an approximate 33% interest. Janus is the principal business comprising Stilwell, representing 96% of assets under management at March 31, 2001, and 95% of revenues and 91% of net income for the three months ended March 31, 2001. Stilwell's businesses offer a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals.


2. The accompanying consolidated condensed financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year 2001.

     Within these consolidated condensed financial statements and accompanying notes, historical transactions and events (i.e., that period of time prior to July 12, 2000) involving the financial services segment of Kansas City Southern Industries, Inc. ("KCSI" or "Parent"), which is now Stilwell, are discussed as if Stilwell were the entity involved in the transaction or event, unless otherwise indicated. In addition, intercompany transactions between Stilwell and KCSI up to and including July 12, 2000 are reflected as dividends to or transfers from KCSI.

3. The effect of stock options represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. Incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share totaled 5,623,869 for the three months ended March 31, 2001. Because there were no Stilwell options issued prior to July 12, 2000, the computations for the number of shares to be used in the denominator are the same for basic and diluted earnings per share in the three months ended March 31, 2000. For the three months ended March 31, 2001, the weighted average of options to purchase 225,266 shares of Stilwell common stock were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares.

     The only adjustments that currently affect the numerator of the Company's diluted earnings per share computations include potentially dilutive securities at subsidiaries and affiliates. These adjustments totaled $2.3 million and $2.7 million for the three months ended March 31, 2000 and 2001, respectively.

4. Investments in unconsolidated affiliates accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. The Company's equity interest in DST was its primary equity investment at March 31, 2001.

     Condensed consolidated financial information for DST is shown below:

                                                             December 31, 2000              March 31, 2001
                                                             -----------------------    -----------------------

        Percentage ownership                                            32.5%                    33.1%
        Carrying value (a)                                        $     509.3              $     422.1
        Equity in DST net assets                                  $     509.3              $     422.1
        Fair market value (b)                                     $   2,717.7              $   1,954.7

        Financial condition:
          Current assets                                          $     590.7              $     580.1
          Non-current assets                                          1,961.7                  1,719.6
                                                                 ----------------        ------------------
             Total assets                                         $   2,552.4              $   2,299.7
                                                                 ================        ==================

          Current liabilities                                     $     356.2              $     475.6
          Non-current liabilities                                       630.4                    543.7
          Stockholders' equity                                        1,565.8                  1,280.4
                                                                 ----------------        ------------------
             Total liabilities and stockholders' equity           $   2,552.4              $   2,299.7
                                                                 ================        ==================



                                                 Three months
                                                ended March 31,
                                       ---------------------------------
                                         2000 (c)             2001
                                       --------------    ---------------
        Operating results:
           Revenues                      $   340.4         $   371.0
           Costs and expenses            $   276.7         $   293.3
           Net income                    $    56.2         $    54.5

(a) During the three months ended March 31, 2001, the Company recorded approximately $23.6 million in goodwill relating to the DST investment as a result of DST stock repurchases. With this additional amount, Stilwell had approximately $45.4 million in goodwill related to its investment in DST.

(b)  Based on DST's closing price on the New York Stock Exchange.

(c) Net income includes after-tax gains of approximately $11.8 million from settlement of litigation with a former DST equity affiliate and sales of marketable securities.


5. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with an initial maturity of generally three months or less, including investments in money market mutual funds, to be cash equivalents. Cash and cash equivalents of Janus (totaling $186.6 million and $109.5 million at March 31, 2000 and 2001, respectively) are generally used to fund its operations and to pay dividends. Pursuant to contractual arrangements between Stilwell and certain Janus minority stockholders, Janus has distributed at least 90% of its net income to its stockholders each year.

        Supplemental Cash Flow Information (in millions):

                                           Three months
                                           ended March 31,
                                ---------------------------------------
                                   2000 (a)                   2001
                                -------------           ---------------

        Interest paid           $      1.9              $      0.3
        Income taxes paid       $     22.4              $      6.9

     (a) For the three months ended March 31, 2000, all income tax payments were made to KCSI.

     Noncash Investing and Financing Activities:

     Company subsidiaries and affiliates hold various investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). The Company records its proportionate share of any FAS 115 unrealized gains or losses related to these investments, net of deferred income taxes, in stockholders' equity as accumulated other comprehensive income. For the three months ended March 31, 2000, the Company recorded its proportionate share of the gain in market value of these investments of $8.0 million ($5.0 million net of deferred income taxes). For the three months ended March 31, 2001, the Company recorded its proportionate share of the loss in the market value of these investments of $88.2 million ($53.8 million net of deferred income taxes).

     Similar to the FAS 115 unrealized gains or losses, foreign currency translation adjustments affect accumulated other comprehensive income. Accumulated other comprehensive income decreased as a result of foreign currency translation adjustments by $0.6 million and $0.9 million during the three months ended March 31, 2000 and 2001, respectively.

     Taking into consideration these FAS 115 and foreign currency translation adjustments, the Company reported comprehensive income of $191.8 million and $56.3 million for the three months ended March 31, 2000 and 2001, respectively.

     During the three months ended March 31, 2001, Stilwell recorded approximately $3.6 million directly to stockholders' equity representing Stilwell gains resulting from issuances of stock by Janus. The shares issued by Janus were available as a result of repurchases from stockholders. Stilwell had previously recognized gains (in its Statement of Income) relating to these shares upon their initial issuance.


6. The Company has three primary business units that produce the revenues and operating income of Stilwell. These units, together with DST, comprise over 90% of the net income of the Company. For purposes of segment reporting, Stilwell reports Janus and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell are aggregated as a separate segment.

      Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                               Three months ended March 31, 2000
                                                          -------------------------------------------
                                                                            Nelson,
                                                           Janus and        DST and      Consolidated
                                                             Berger          Other         Stilwell
                                                           ----------       ---------    ------------
            Revenues                                       $    539.8       $     5.3     $    545.1

            Operating expenses                                  284.5            15.7          300.2
                                                           ----------       ---------     ----------

            Operating Income (Loss)                             255.3           (10.4)         244.9

            Equity earnings of
              unconsolidated affiliates                           0.8            18.0           18.8
            Interest expense - Parent                                            (0.7)          (0.7)
            Interest expense - third parties                                     (1.9)          (1.9)
            Gain on litigation settlement                                        44.2           44.2
            Gain on sale of Janus common stock                                   15.1           15.1
            Other, net                                            4.3             5.6            9.9
                                                           ----------       ---------     ----------
               Pretax income                                    260.4            69.9          330.3
            Income tax provision                                 98.9            15.4          114.3
            Minority interest                                    27.4            (0.1)          27.3
                                                           ----------       ---------     ----------
            Net Income                                     $    134.1       $    54.6     $    188.7
                                                           ==========       =========     ==========


                                                                Three months ended March 31, 2001
                                                           ------------------------------------------
                                                                           Nelson, DST
                                                            Janus and         and        Consolidated
                                                             Berger          Other         Stilwell
                                                           ----------       ---------    ------------
            Revenues                                       $     443.2      $     5.3    $     448.5

            Operating expenses                                   253.4           12.3          265.7
                                                           -----------      ---------    -----------

            Operating Income (Loss)                              189.8           (7.0)         182.8

            Equity earnings of
              unconsolidated affiliates                                          17.8           17.8
            Interest expense - Parent                                            (5.0)          (5.0)
            Other, net                                             4.6            2.2            6.8
                                                           -----------      ---------    -----------
               Pretax income                                     194.4            8.0          202.4
            Income tax provision (benefit)                        72.3           (0.1)          72.2
            Minority interest                                     19.0           (0.2)          18.8
                                                           -----------      ---------    -----------
            Net Income                                     $     103.1      $     8.3    $     111.4
                                                           ===========      =========    ===========

The following summary provides information concerning Stilwell's principal geographic areas as of and for the three months ended March 31 (in millions):


                                    2000                  2001
                                 -----------           -----------
Revenues (1):
United States.............       $     531.9           $     427.2
United Kingdom............              13.2                  21.3
                                 -----------           -----------
    Total.................       $     545.1           $     448.5
                                 ===========           ===========

Long-lived assets:
United States.............       $     250.3           $     712.1
United Kingdom............              34.7                  34.7
                                 -----------           -----------
    Total.................       $     285.0           $     746.8
                                 ===========           ===========



    (1) Revenues are attributed to countries based on location at which services are performed.


7. During first quarter 2001, Stilwell announced several transactions that, upon completion, will increase Stilwell's ownership interest in Janus to approximately 91.6%, based on maximum participation of Janus employees in a Janus stock repurchase program as discussed below.

     Stilwell acquisition of Janus shares from Thomas H. Bailey. On January 26, 2001, Stilwell announced that it expected to acquire 600,000 shares of Janus common stock from Thomas H. Bailey, Janus's Chairman, Chief Executive Officer and President, through the exercise of put rights by Mr. Bailey.

The acquisition was completed on May 1, 2001. The purchase price of the shares totaled approximately $603 million. In addition, Stilwell paid to Mr. Bailey approximately $7 million representing interest expense that began to accrue on the unpaid purchase price 30 days after Stilwell received notice of Mr. Bailey's decision to exercise his put right. For the three months ended March 31, 2001, approximately $3.9 million in interest expense is included in the consolidated condensed financial statements.

     Stilwell funded the purchase price and associated interest with proceeds received in connection with its zero-coupon convertible debt offering. See Note 12 below. Stilwell will account for the acquisition under the purchase method of accounting.

     Stilwell acquisition of Janus shares from other minority stockholders. On March 16, 2001, Stilwell acquired 199,042 shares of Janus from several minority stockholders. Approximately 160,900 of these shares were acquired by certain Janus employees in 1995 when Janus stock ownership was first extended to a broader group of key management employees other than Mr. Bailey. The remainder of the shares had been held since 1984 or before. Stilwell purchased the shares through the exercise of put rights, virtually eliminating all mandatory put rights to Stilwell except for those on remaining shares held by Mr. Bailey (after the purchase by Stilwell of 600,000 shares of Mr. Bailey's Janus stock as discussed above). The purchase price for the shares totaled approximately $200 million, which was funded through cash and borrowings under the Company's credit facilities. In connection with the transactions, amounts owed to Stilwell by certain of the selling minority stockholders were repaid (see information in Note 10 to the consolidated financial statements under Part II Item 8, Financial Statements and Supplementary Data, of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

Stilwell accounted for these transactions using the purchase method of accounting. Based on initial estimates, the purchase price was in excess of the fair value of the net tangible and identifiable intangible assets acquired and this excess - approximately $152.8 million - was recorded as goodwill to be amortized over a period of 20 years. The Company expects to have an independent valuation completed in order to determine the actual allocation of purchase price for the shares acquired, which will affect the levels of goodwill and other intangibles, as well as the periods over which these assets are required to be amortized.

     Janus offer to purchase shares of Janus common stock from employees. Janus has offered to purchase from employees (other than Mr. Bailey) up to 50% of their eligible shares of Janus common stock. If all eligible shares were purchased under this offer, Janus would acquire approximately 143,000 shares of its common stock for approximately $145 million. The shares would then be available for Janus to utilize in connection with its Long Term Incentive Plan ("Janus Incentive Plan"). The repurchases by Janus are expected to occur in the second half of 2001.

     Net effect of transactions. Upon completion of the purchase of the 799,042 shares of Janus common stock by Stilwell, and assuming the maximum number of shares were purchased under Janus's repurchase offer, Stilwell's ownership of Janus would increase to approximately 91.6%. Mr. Bailey would continue to own approximately 6.2% and more than 150 other Janus employees would own the remaining 2.2%. In addition, each of the Janus employees participating in these transactions will continue to own other shares of Janus common stock and, consistent with Janus's goal of broadening corporate equity ownership, will be eligible to receive future grants of Janus stock - from the approximately 370,000 shares available at Janus after these transactions - in connection with the Janus Incentive Plan.


8. In February 2001, Janus eliminated 468 jobs from its operations unit, Janus Service Corporation, as a result of a lower level of shareowner activity and its aggressive use of technology to moderate costs. The job reduction did not affect Janus's investment team, which continues to aggressively recruit and add analysts to its staff. Janus recorded a non-recurring charge in first quarter 2001 of approximately $6.4 million related to severance, operational and other costs.

     On April 20, 2001, Janus announced a further work force reduction that affected approximately 546 employees and resulted in the closing of its Austin, Texas call center. This action reflects a return to a more normalized level of shareowner activity, significant technological advancements that provide capacity to adjust to business fluctuations and the evolution in shareowner approaches to inquiries and investments. Stilwell expects that Janus will record in second quarter 2001 non-recurring costs associated with severance, business closing and related expenses.

9. On January 26, 2001, certain Janus employees were granted 64,885 shares of restricted Janus stock. The terms of the grant were consistent with the grant made in 2000 (see additional information in Note 10 to the consolidated financial statements under Part II Item 8, Financial Statements and Supplementary Data, in the Company's Annual Report on Form 10-K for the year ended December 31, 2000). Pursuant to the terms of the grant, 20% of the shares vested immediately in recognition of the employees' contributions during 2000. Accordingly, Janus recorded approximately $24 million of compensation expense relating to this grant during 2000. Approximately $13 million of the compensation expense represented the fair market value of the shares granted and approximately $11 million resulted from the amortization of the prepaid expense associated with compensation payments made by Janus to grantee employees in connection with the decision by each employee to make a ss.83(b) election under the Internal Revenue Code upon receipt of the Janus shares.

10. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting standards for derivative instruments, the derivative portion of certain other contracts that have similar characteristics and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. In June 1999, the FASB issued an amendment to FAS 133 changing the effective date of FAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Stilwell does not generally enter into transactions covered by this statement. The adoption of FAS 133 on January 1, 2001 did not have an impact on Stilwell's results of operation, financial position or cash flows.


11. A stock purchase agreement with Mr. Bailey and another Janus stockholder (the "Janus Stock Purchase Agreement") contains, among other provisions, mandatory put rights whereby under certain circumstances, Stilwell would be required to purchase the minority interests of such Janus minority stockholders at a fair market value purchase price equal to fifteen times the net after-tax earnings. Under the Janus Stock Purchase Agreement, termination of Mr. Bailey's employment could require a purchase and sale of the Janus common stock held by him. If the other minority holder terminated his employment, some or all of his shares also could be subject to mandatory purchase and sale obligations. If Mr. Bailey and the other stockholder exercised the puts as of May 4, 2001 (i.e., after consideration of the purchase of 600,000 shares by Stilwell on May 1, 2001), Stilwell would have been required to pay approximately $613 million. In the future these amounts may be higher or lower depending on Janus's earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights.

     The Janus Stock Purchase Agreement and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of Stilwell (as to the Janus Stock Purchase Agreement) or KCSI (as to the purchase and restriction agreements), Stilwell may be required to purchase such holders' Janus stock or, as to the stockholders that are parties to the Janus Stock Purchase Agreement, at such holders' option, to sell its stock of Janus to such minority stockholders. For purposes of the Janus Stock Purchase Agreement, a Change in Ownership may occur only through a change in the composition of the Stilwell Board not approved by the pre-existing Stilwell Board, or a change in stock ownership not approved by the pre-existing Stilwell Board. The fair market value price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, in some circumstances as determined by Janus's Stock Option Committee or as determined by an independent appraisal. If Stilwell had been required to purchase the holders' Janus common stock after a Change in Ownership as of May 4, 2001 (i.e., after consideration of the purchase of 600,000 shares by Stilwell on May 1, 2001), the purchase price would have been approximately $903 million.

     Stilwell would account for any such purchase as the acquisition of a minority interest under Accounting Principles Board Opinion No. 16, Business Combinations (see Note 7).

     As of May 4, 2001, Stilwell had $350 million in credit facilities available and had cash balances at the Stilwell holding company level in excess of $340 million. The market value of Stilwell's 33% investment in DST was approximately $2.0 billion using DST's closing price on the New York Stock Exchange on May 4, 2001. To the extent that available credit facilities, existing cash balances and proceeds from borrowing against or liquidating a portion of Stilwell's investment in DST (within the covenant limitations pursuant to the credit facilities) were insufficient to fund its purchase obligations, Stilwell had access to the capital markets and, with respect to the Janus Stock Purchase Agreement, had 120 days to raise additional sums.

12.  On April 30, 2001,  Stilwell  completed an offering of  approximately  $931 million principal amount at maturity of zero-coupon convertible senior notes due 2031. The convertible securities were offered only to qualified institutional buyers at an initial offering price of $741.37 per $1,000 principal amount at maturity, resulting in gross proceeds to Stilwell of approximately $690 million (prior to consideration of approximately $15 million in debt issuance costs). The issue price represents a yield to maturity of 1% per year. The total gross proceeds received include approximately $90 million from the exercise of an over-allotment option by the underwriter.

     Each $1,000 principal amount at maturity of the convertible securities will initially be convertible into 17.1544 shares of common stock upon the occurrence of any of the following events: i) if the closing prices of Stilwell's shares of common stock on the New York Stock Exchange exceed specified levels; ii) if, after the date on which the convertible securities have been assigned a credit rating, the credit rating assigned is below a specified level; iii) if Stilwell calls the convertible securities for redemption; or iv) in the event that Stilwell takes certain corporate actions, such as declaration of an extraordinary dividend. Stilwell may redeem the convertible securities for cash on or after April 30, 2006 at their accreted value. Stilwell may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on April 30th of 2002, 2004, 2006, 2011, 2016, 2021 and 2026.
     Stilwell may choose to pay the purchase price for such repurchases in cash or shares of Stilwell common stock.

     Under the terms of the convertible securities, Stilwell is required to obtain a credit rating from a nationally recognized rating service within 150 days. If Stilwell fails to obtain such a rating, the Company will be required to pay cash interest to holders of the securities at the rate of 0.50% of the original issue price of the securities per annum. Additionally, to the extent that Stilwell's average common stock price exceeds certain thresholds, Stilwell could be required to pay contingent interest at a rate of the greater of Stilwell's regular quarterly cash dividend or 0.0625% of the average market price of the security over a specified time period.

     Approximately $610 million of the proceeds received from the offering were used to purchase 600,000 shares of Janus common stock. See Note 7. The remaining $65 million (after payment of debt issuance costs) will be used for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


OVERVIEW

     The discussion set forth below and other portions of this Form 10-Q contain statements concerning potential future events. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Stilwell Financial Inc. (the "Company" or "Stilwell") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Information Statement that was included as an exhibit to the Registration Statement on Form 10 dated June 15, 2000, both of which are on file with the U.S. Securities and Exchange Commission (File No. 001-15253) and are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-Q.

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

     Within this Management's Discussion and Analysis of Financial Condition and Results of Operations, historical transactions and events (i.e., occurring prior to July 12, 2000) involving the financial services segment of Kansas City Southern Industries, Inc. ("KCSI"), which is now Stilwell, are discussed as if Stilwell were the entity involved in the transaction or event, unless otherwise indicated. In addition, intercompany transactions between Stilwell and KCSI up to and including July 12, 2000 are reflected as dividends to or transfers from KCSI. Since the financial services business was operated as part of KCSI prior to July 12, 2000, such financial information and statements may not necessarily reflect the results of operations or financial position of Stilwell or what the results of operations would have been if Stilwell had been a separate, independent company during those periods.

     Stilwell, a Delaware Corporation formed in 1998 by KCSI, is a holding company for a group of businesses and investments in the financial services industry, including the following:

o    Janus  Capital   Corporation   ("Janus"),   an  approximately  84.0%  owned
     subsidiary (prior to acquisition of additional 6.2% in May 2001
     - see below;
o    Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary;
o Berger LLC ("Berger"), of which SMI owns 100% of the preferred limited liability company interests and approximately 88% of the regular limited liability company interests;
o    Nelson Money Managers Plc ("Nelson"), an 80% owned subsidiary;
o DST Systems, Inc. ("DST"), an equity investment in which SMI owns an approximate 33% interest; and
o    various  other  subsidiaries  and equity investments.

     For purposes of segment reporting, Stilwell reports Janus and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell are aggregated as a separate segment.

SIGNIFICANT DEVELOPMENTS

     Zero-Coupon Convertible Debt Offering. On April 30, 2001, Stilwell completed an offering of approximately $931 million principal amount at maturity of zero-coupon convertible senior notes due 2031. The convertible securities were offered only to qualified institutional buyers at an initial offering price of $741.37 per $1,000 principal amount at maturity, resulting in gross proceeds to Stilwell of approximately $690 million (prior to consideration of approximately $15 million in debt issuance costs). The issue price represents a yield to maturity of 1% per year. The total gross proceeds received include approximately $90 million from the exercise of an over-allotment option by the underwriter.

     Each $1,000 principal amount at maturity of the convertible securities will initially be convertible into 17.1544 shares of common stock upon the occurrence of any of the following events: i) if the closing prices of Stilwell's shares of common stock on the New York Stock Exchange exceed specified levels; ii) if, after the date on which the convertible securities have been assigned a credit rating, the credit rating assigned is below a specified level; iii) if Stilwell calls the convertible securities for redemption; or iv) in the event that Stilwell takes certain corporate actions, such as declaration of an extraordinary dividend. Stilwell may redeem the convertible securities for cash on or after April 30, 2006 at their accreted value. Stilwell may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on April 30th of 2002, 2004, 2006, 2011, 2016, 2021 and 2026. Stilwell may choose to pay the purchase price for such repurchases in cash or shares of Stilwell common stock.

     Under the terms of the convertible securities, Stilwell is required to obtain a credit rating from a nationally recognized rating service within 150 days. If Stilwell fails to obtain such a rating, the Company will be required to pay cash interest to holders of the securities at the rate of 0.50% of the original issue price of the securities per annum. Additionally, to the extent that Stilwell's average common stock price exceeds certain thresholds, Stilwell could be required to pay contingent interest at a rate of the greater of Stilwell's regular quarterly cash dividend or 0.0625% of the average market price of the security over a specified time period.

     Approximately $610 million of the proceeds received from the offering were used to purchase 600,000 shares of Janus common stock as discussed below. The remaining $65 million (after payment of debt issuance costs) will be used for general corporate purposes.

     Stilwell's  Increased  Ownership  Interest in Janus.  During first  quarter
2001, Stilwell announced several transactions that, upon completion, will increase Stilwell's ownership interest in Janus to approximately 91.6%, based on maximum participation of Janus employees in a Janus stock repurchase program as discussed below.

     Stilwell acquisition of Janus shares from Thomas H. Bailey. On January 26, 2001, Stilwell announced that it expected to acquire 600,000 shares of Janus common stock from Thomas H. Bailey, Janus's Chairman, Chief Executive Officer and President, through the exercise of put rights by Mr. Bailey.

     The acquisition was completed on May 1, 2001. The purchase price of the shares totaled approximately $603 million. In addition, Stilwell paid to Mr. Bailey approximately $7 million representing interest expense that began to accrue on the unpaid purchase price 30 days after Stilwell received notice of Mr. Bailey's decision to exercise his put right. For the three months ended March 31, 2001, approximately $3.9 million in interest expense is included in the consolidated condensed financial statements.

     Stilwell funded the purchase price and associated interest with proceeds received in connection with its zero-coupon convertible debt offering. See discussion above. Stilwell will account for the acquisition under the purchase method of accounting. Stilwell expects to have an independent valuation completed in order to determine the actual allocation of purchase price for the shares acquired, which will affect the levels of goodwill and other intangibles, as well as the periods over which these assets are required to be amortized under current accounting rules.

     Stilwell acquisition of Janus shares from other minority stockholders. On March 16, 2001, Stilwell acquired 199,042 shares of Janus from several minority stockholders. Approximately 160,900 of these shares were acquired by certain Janus employees in 1995 when Janus stock ownership was first extended to a broader group of key management employees other than Mr. Bailey. The remainder of the shares had been held since 1984 or before. Stilwell purchased the shares through the exercise of put rights, virtually eliminating all mandatory put rights to Stilwell except for those on remaining shares held by Mr. Bailey (after the purchase by Stilwell of 600,000 shares of Mr. Bailey's Janus stock as discussed above). The shares cost approximately $200 million, which was funded through cash and borrowings under the Company's credit facilities. In connection with the transactions, amounts owed to Stilwell by certain of the selling minority stockholders were repaid (see information in Note 10 to the consolidated financial statements under Part II Item 8, Financial Statements and Supplementary Data, of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

     Stilwell accounted for these transactions using the purchase method of accounting. Based on initial estimates, the purchase price was in excess of the fair value of the net tangible and identifiable intangible assets acquired and this excess - approximately $152.8 million - was recorded as goodwill to be amortized over a period of 20 years. The Company expects to have an independent valuation completed in order to determine the actual allocation of purchase price for the shares acquired, which will affect the levels of goodwill and other intangibles, as well as the periods over which these assets are required to be amortized under current accounting rules.

     Janus offer to purchase shares of Janus common stock from employees. Janus has offered to purchase from employees (other than Mr. Bailey) up to 50% of their eligible shares of Janus common stock. If all eligible shares were purchased under this offer, Janus would acquire approximately 143,000 shares of its common stock for approximately $145 million. The shares would then be available for Janus to utilize in connection with its Long Term Incentive Plan ("Janus Incentive Plan"). The repurchases by Janus are expected to occur in the second half of 2001.

     Net effect of transactions. Upon completion of the purchase of the 799,042 shares of Janus common stock, and assuming the maximum number of shares were purchased under Janus's repurchase offer, Stilwell's ownership of Janus would increase to approximately 91.6 %. Mr. Bailey would continue to own approximately 6.2% and more than 150 other Janus employees would own the remaining 2.2%. In addition, each of the Janus employees participating in these transactions will continue to own other shares of Janus common stock and, consistent with Janus's goal of broadening corporate equity ownership, will be eligible to receive future grants of Janus stock - from the approximately 370,000 shares available at Janus after these transactions - in connection with the Janus Incentive Plan.

     Janus Reduction in Workforce. In February 2001, Janus eliminated 468 jobs from its operations unit, Janus Service Corporation, as a result of a lower level of shareowner activity and its aggressive use of technology to moderate costs. The job reduction did not affect Janus's investment team, which continues to aggressively recruit and add analysts to its staff. Janus recorded a non-recurring charge in first quarter 2001 of approximately $6.4 million related to severance, operational and other costs.

      On April 20, 2001, Janus announced a further work force reduction that affected approximately 546 employees and resulted in the closing of its Austin, Texas call center. This action reflects a return to a more normalized level of shareowner activity, significant technological advancements that provide capacity to adjust to business fluctuations and the evolution in shareowner approaches to inquiries and investments. Stilwell expects that Janus will record in second quarter 2001 approximately $0.06 to $0.08 per share in non-recurring costs associated with severance, business closing and related expenses.

     The reductions in workforce are expected to save expenses in the future and to contribute an annual increase in earnings of approximately $0.10 to $0.15 per diluted share.

     Janus Issuance of Restricted Stock. On January 26, 2001, certain Janus employees were granted 64,885 shares of restricted Janus stock. The terms of the grant were consistent with the grant made in 2000 (see additional information in
Note 10 to the consolidated financial statements under Part II Item 8, Financial Statements and Supplementary Data, in the Company's Annual Report on Form 10-K for the year ended December 31, 2000). Pursuant to the terms of the grant, 20% of the shares vested immediately in recognition of the employees' contributions during 2000. Accordingly, Janus recorded approximately $24 million of compensation expense relating to this grant during 2000. Approximately $13 million of the compensation expense represented the fair market value of the shares granted and approximately $11 million resulted from the amortization of the prepaid expense associated with compensation payments made by Janus to grantee employees in connection with the decision by each employee to make a ss.83(b) election under the Internal Revenue Code upon receipt of the Janus shares.



RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared with the Three Months
 Ended March 31, 2000

     The Company's  revenues,  operating  income and net income (with subsidiary
information  exclusive  of  holding  company  amortization   attributed  to  the
respective subsidiary) were as follows (dollars in millions):

                                                            March 31,
                                         -----------------------------------------------
                                                2000 (i)                    2001
                                         ---------------------      --------------------
            Revenues:
               Janus and Berger:
                 Janus                         $    523.1                 $    427.0
                 SMI and Berger                      16.7                       16.2
                                         ---------------------      --------------------
                    Sub-total                       539.8                      443.2
               Other                                  5.3                        5.3
                                         ---------------------      --------------------
               Total                           $    545.1                 $    448.5
                                         =====================      ====================

            Operating income (loss):
               Janus and Berger:
                 Janus                         $    250.6                 $    187.3
                 SMI and Berger                       4.7                        2.5
                                         ---------------------      --------------------
                    Sub-total                       255.3                      189.8
               Other                                (10.4)                      (7.0)
                                         ---------------------      --------------------
               Total                           $    244.9                 $    182.8
                                         =====================      ====================

            Net income (loss):
               Janus and Berger:
                 Janus (ii)                    $    130.2                 $    101.0
                 SMI and Berger (iii)                 3.9                        2.1
                                         ---------------------      --------------------
                    Sub-total                      134.1                       103.1
                                         ---------------------      --------------------
               Other:
                 DST (iii)                           16.6                       16.5
                 Other                               38.0                       (8.2)
                                         ---------------------      --------------------
                    Sub-total                        54.6                        8.3
                                         ---------------------      --------------------
               Total                           $    188.7                 $    111.4
                                         =====================      ====================

(i) Includes certain non-recurring gains: a) a $27.3 million (after-tax) gain on the settlement of litigation with a former equity affiliate; b) a $15.1 million (after-tax) gain resulting from the sale by Stilwell of 192,408 shares of Janus common stock to Janus; and c) approximately $3.4 million representing the Company's proportionate share of non-recurring gain items recorded by DST resulting from litigation settlement and sales of marketable securities.

(ii) Janus net income is reported after minority interest of approximately $27.4 and $19.0 million for the three months ended March 31, 2000 and 2001, respectively.

(iii) Stilwell's investment in DST is held by SMI.


     Assets under management as of March 31, 2000, December 31, 2000 and March 31, 2001 were as follows (in billions):

                                                        March 31,             December 31,            March 31,
                                                          2000                   2000                   2001
                                                     ---------------       -----------------       ---------------
       Janus:
         Janus Advised Funds:
           Janus Investment Fund                         $  218.2              $  162.2              $  126.1
           Janus Aspen Series (i)                            24.0                  22.7                  18.8
           Janus Adviser Series (i)                           -                     1.8                   2.2
           Janus Money Market Funds                           9.4                  12.2                  13.7
           Janus World Funds Plc                              3.4                   3.6                   3.0
                                                     ---------------       -----------------       ---------------
             Total Janus Advised Funds                      255.0                 202.5                 163.8

         Janus Sub-Advised Funds and Private
           Accounts                                          60.3                  46.3                  34.3
                                                     ---------------       -----------------       ---------------
              Total Janus                                   315.3                 248.8                 198.1
                                                     ---------------       -----------------       ---------------

       Berger:
         Berger Funds                                         7.1                   6.0                   5.1
         Berger Sub-Advised Funds and Private
           Accounts                                           1.1                   1.6                   1.4
                                                     ---------------       -----------------       ---------------
              Total Berger                                    8.2                   7.6                   6.5
                                                     ---------------       -----------------       ---------------

       Nelson                                                 1.4                   1.4                   1.3
                                                     ---------------       -----------------       ---------------

         Total Assets Under Management                   $  324.9              $  257.8              $  205.9
                                                     ===============       =================       ===============

(i) On July 31, 2000, shareholders of the Retirement Shares of the Janus Aspen Series approved a spin-off of such shares to form the Janus Adviser Series, which eliminated the requirement that the Retirement Shares be sold only to certain qualified retirement plans.

     The Company earned $111.4 million in first quarter 2001 compared to $188.7 million in first quarter 2000. Exclusive of one-time items in first quarter 2000 discussed below, earnings decreased approximately 22%. This decrease reflects lower revenues due to lower asset under management levels, an increase in depreciation and amortization associated with the technology infrastructure development at Janus and interest expense associated with funding purchases of Janus common stock.

     Average assets under management decreased 16% compared to prior year's first quarter (from $294.4 billion to $246.6 billion), leading to a $96.6 million (18%) decline in revenues and a $62.1 million (25%) decrease in operating income. Stilwell reported lower operating margins in first quarter 2001 compared to first quarter 2000 (from 44.9% to 40.8%), indicative of the pressures expected due to the lower level of assets under management and resulting lower revenue totals, as well as to higher depreciation and amortization and certain components of expenses that are fixed. Exclusive of one-time items, Stilwell's equity in net earnings of DST increased 24% during first quarter 2001 versus 2000, continuing the strong growth trends experienced by DST over the last several quarters.

     Non-recurring gains during 2000 included the following: i) an after-tax gain of approximately $27.3 million resulting from the settlement of litigation with a former equity affiliate; ii) a $15.1 million after-tax gain associated with the Company's sale of 192,408 shares of its Janus common stock to Janus for use in the Janus employee stock incentive programs; and iii) approximately $3.4 million (after-tax) in gains representing the Company's proportionate share of a litigation settlement and sales of marketable securities recorded by DST.


JANUS AND BERGER

     Assets under management for Janus and Berger totaled $204.6 billion, approximately 20% lower than fourth quarter 2000 and 37% lower than first quarter 2000. The decline in assets under management during first quarter 2001 reflects market depreciation of $48.2 billion - largely following the general downturn in the various markets and indexes, such as NASDAQ, Dow Jones Industrial Average and Standards & Poors 500 - and net cash outflows of $3.6 billion. Average assets under management for Janus and Berger during first quarter 2001 totaled approximately $245.2 billion compared to $283.4 billion in fourth quarter 2000 and $293.0 billion in first quarter 2000. See the brief discussions of Janus and Berger separately below.

     Investment management fees for Janus and Berger decreased 18% in first quarter 2001 compared to first quarter 2000, reflecting the decrease in average assets under management. Aggregate investment management fees continued to total approximately 60 basis points of average assets under management. Shareowner servicing fees and other revenues decreased $14.5 million compared to prior year's first quarter, primarily due to declines in assets under management.

     Operating margins for Janus and Berger decreased to 42.8% from 47.3% in first quarter 2000. Operating expenses totaled $253.4 million for the three months ended March 31, 2001 compared to $284.5 million in the prior year quarter. Operating expenses with notable decreases quarter to quarter included the following items: i) compensation, primarily related to reduced investment performance-based incentive compensation and the reversal of approximately $8.2 million in stock bonus accruals that were no longer payable (as a result of the sale of shares of Janus common stock by various employees to Stilwell on March 16, 2001 as discussed in "Significant Developments" above), partially offset by approximately $6.4 million in severance costs associated with the Janus work force reduction announced in February 2001; and ii) third party concession fees resulting from a lower level of assets distributed through these arrangements. Offsetting these decreases, however, was a $7.9 million increase in depreciation and amortization arising from Janus's technology and operational infrastructure efforts over the last two years, the aggregate cost of which totaled $175 million, and deferred commission payments in connection with the growth in the Janus World Funds plc. The increase in these expenses had the effect of reducing margins by nearly two percentage points.

     A brief discussion of significant Janus and Berger items during the three months ended March 31, 2001 follows:

     Janus

     Janus revenues are largely dependent on the total value and composition of assets under management, which are primarily invested in domestic and international equity and debt securities. During the three months ended March 31, 2001, assets under management decreased by $50.7 billion due to market depreciation of $47.0 billion and net cash outflows of $3.7 billion. Despite this decline in assets under management, total Janus shareowner accounts remained relatively stable during the quarter. While operating margins declined during first quarter 2001 compared to the record levels experienced throughout 2000, Janus's well-planned cost structure and ongoing review of that structure has produced margins that consistently surpass industry averages.

     As a result of the work force reductions in February and April 2001, full-time employees in the operational and service areas of Janus declined approximately 34% since December 31, 1999. Over that same period of time, however, Janus has increased its personnel in the investment area by approximately 15%.

     During 2000, Janus closed five funds, including the Janus Fund, its flagship equity product, and introduced three new funds (Janus Strategic Value Fund, Janus Orion Fund and Janus Fund 2). These actions, together with the focus on providing leading-edge technology for electronic transaction and servicing capabilities, highlight the ongoing focus of Janus to act in its shareowners' best interests.

     Berger

     Berger assets under management decreased by $1.1 billion during the three months ended March 31, 2001, reflecting market depreciation of $1.2 billion, partially offset by net cash inflows of $0.1 billion. Berger's ability to maintain net cash inflows during the quarter, as well as to increase its shareowner accounts to more than 267,000, reflects the results of Berger's efforts to broaden its fund platform to include value products, such as the Small Cap Value Fund. Berger experienced a decrease in its operating margin quarter to quarter, primarily due to increases in third-party concession costs based on growth in assets through such arrangements and higher compensation resulting from an increase in the number of employees.


NELSON, DST AND OTHER

     Nelson's assets under management declined slightly from fourth quarter 2000 and first quarter 2000. The decline from March 31, 2000, however, reflects fluctuations in the currency exchange rate. Assets under management in British pounds actually increased from (pound)866 million as of March 31, 2000 to (pound)884 million at March 31, 2001. Further, the number of shareowner accounts grew approximately 13% since March 31, 2000. The net loss from Nelson increased in first quarter 2001 versus 2000 as a result of its ongoing efforts to expand its existing operations and develop products and services that complement its core business. The Company expects that during this phase of Nelson's development, Nelson will operate at a loss as the rate of growth in expenses will exceed that of revenues (primarily due to increases in the number of employees, technology infrastructure development and marketing efforts). These losses, however, are not expected to have a material impact on Stilwell's results of operations or financial position.

     First quarter 2001 equity earnings from DST were $17.8 million versus $18.0 million in first quarter 2000. Exclusive of the one-time items discussed above, equity earnings from DST increased $3.4 million quarter to quarter. This improvement was largely attributable to higher earnings in DST's financial services segment. Consolidated DST revenues increased 9% due to a higher number of shareowner accounts serviced (totaling 73.5 million at March 31, 2001 versus
72.1 million at December 31, 2000 and 61.0 million at March 31, 2000) and images produced and statements mailed (increases of 11% and 3%, respectively, since prior year first quarter). Consolidated DST operating margins improved to 20.9% during first quarter 2001 versus 18.7% in comparable 2000.

     Other Stilwell operating expenses declined quarter to quarter, primarily as a result of lower consulting, legal and other professional expenses (amounts in 2000 reflect efforts to develop Stilwell's corporate infrastructure), as well as reduced compensation costs, partially offset by an increase in amortization associated with higher intangible and other asset balances.

     Interest expense to third parties increased by $3.1 million as a result of accrued interest associated with the acquisition of shares of Janus common stock from Mr. Bailey (see "Significant Developments" above).

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

     Due to the downturn in the financial equity markets during the second half of 2000 and first quarter 2001, Stilwell's assets under management have declined from levels experienced during 2000. Accordingly, revenues during 2001 are expected to decrease from the comparable 2000 periods to the extent that the markets continue to be unfavorable to equity growth managers. A decrease in revenues is likely to result in lower operating income and net income.

     As a result of the rapid revenue growth during the last two years, Stilwell's operating margins have been strong. Operating margins in first quarter 2001 declined from levels experienced throughout 2000. Management expects that Stilwell will continue to experience margin pressures in the future as the various subsidiaries strive to ensure that the operational and administrative infrastructure continues to meet the high standards of quality and service historically provided to investors.

     Stilwell expects to continue to participate in the earnings or losses from its DST investment.



LIQUIDITY AND CAPITAL RESOURCES

      Summary cash flow data is as follows (in millions):

                                               Three months ended March 31,
                                          -------------------------------------
                                               2000                   2001
                                          --------------        ---------------
Cash flows provided by (used for):
    Operating activities                     $  189.4             $  150.0
    Investing activities                        (38.7)              (238.7)
    Financing activities                       (124.1)                59.8
                                          --------------        ---------------
      Net increase (decrease)                    26.6                (28.9)
      At beginning of year                      324.1                364.3
                                          --------------        ---------------
      At end of period                       $  350.7             $  335.4
                                          ==============        ===============

     During the three months ended March 31, 2001, the Company's consolidated cash position decreased $28.9 million from December 31, 2000. This decrease resulted primarily from the acquisition of 199,042 shares of Janus common stock in March 2001 and distributions to minority stockholders, largely offset by earnings during the quarter and borrowings under the Company's credit facilities.

     Net operating cash inflows for the three months ended March 31, 2001 were $39.4 million lower than comparable 2000. This decrease was chiefly attributable to lower net income, decreases in liabilities primarily due to accrued compensation payments and an increase in other assets resulting from payments made by Janus on behalf of its employees in connection with a ss.83(b) election for tax purposes (see "Significant Developments" above). This decrease was partially offset by a decline in deferred commission payments and lower accounts receivable balances period to period.

     Net investing cash outflows were $238.7 million during the three months ended March 31, 2001 compared to $38.7 million during the comparable 2000 period. This difference results primarily from a $230.8 million increase in investments in affiliates, largely attributable to the purchase of 199,042 shares of Janus common stock from various minority stockholders (as discussed in "Significant Developments" above). This increase was partially offset by a reduced amount of capital expenditures quarter to quarter.

     Through March 31, 2001, financing cash inflows reflect the $100 million borrowing under the credit facility in connection with the purchase of shares of Janus common stock from various minority stockholders. This amount was repaid in early April 2001. In first quarter 2000, Stilwell repaid the $125 million of indebtedness assumed by Stilwell from KCSI. Distributions to minority stockholders of $43.8 million in first quarter 2001 exceeded the $7.0 million in 2000 due to the timing of dividend payments by Janus.

     The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 2001.

     Cash flows from operations are expected to continue during the remainder of 2001 from positive operating income, which has historically resulted in favorable operating cash flows. Based on activity in first quarter 2001, the Company does not expect that deferred commission payments will be at the levels experienced in 2000.

     Capital expenditure levels are expected to be lower than in 2000, largely due to the extensive infrastructure efforts over the last two years at Janus. As noted in "Significant Developments" above, in May 2001, Stilwell paid approximately $610 million to purchase an additional 600,000 shares of Janus common stock. In addition, Janus expects to repurchase up to 143,000 shares of its common stock from various employees during the second half of 2001, the total cost of which is expected to be approximately $145 million.

     As discussed in "Significant Developments" above, the Company completed a zero-coupon convertible senior notes offering in April 2001. Approximately $610 million of the $675 million of proceeds from the offering were used to fund the acquisition of Janus shares from Mr. Bailey. The remaining $65 million is available for general corporate purposes. The Company has $350 million available through its credit facilities (after repayment in early April 2001 of the $100 million outstanding at March 31, 2001). Because of certain financial covenants contained in the credit facilities, however, maximum utilization of the Company's credit facilities may be restricted. In addition, the covenants may also limit the amount of other indebtedness incurred by Stilwell. Stilwell, as a continuation of its practice of providing credit facilities to its subsidiaries, has provided an intercompany credit facility to Janus for use by Janus for general corporate purposes, effectively reducing the amount of credit available for Stilwell's other purposes.

     Stilwell may also require additional capital sooner than anticipated to the extent that Stilwell's operations do not progress as anticipated or if certain put rights are exercised by Janus minority stockholders (see below). Stilwell intends to obtain any additional financing for general corporate purposes on substantially the same terms and conditions as the credit facilities and, prior to expiration of these facilities, expects to either renew the existing arrangement or negotiate a new facility.

     In July 2000, the Company announced a $1 billion stock repurchase program to be completed over a period of two years. The Company did not repurchase any shares during first quarter 2001. As of March 31, 2001, the Company had repurchased approximately 7.2 million shares of its common stock for a total cost of approximately $323.3 million. While the Company anticipates funding the repurchases with cash flow from operations, it is possible that the existing credit facilities, and/or any additional financing alternatives, could be used for these purposes.

OTHER

     Minority Purchase Agreements. A stock purchase agreement with Mr. Bailey and another Janus stockholder (the "Janus Stock Purchase Agreement") contains, among other provisions, mandatory put rights whereby under certain circumstances, Stilwell would be required to purchase the minority interests of such Janus minority stockholders at a fair market value purchase price equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement. Under the Janus Stock Purchase Agreement, termination of Mr. Bailey's employment could require a purchase and sale of the Janus common stock held by him. If all of the mandatory purchase and sale provisions and all the puts under the Janus Stock Purchase Agreement were implemented, Stilwell would have been required to pay approximately $613 million as of May 4, 2001 (i.e., after consideration of the purchase of 600,000 shares by Stilwell on May 1,
2001). In the future, these amounts may be higher or lower depending on Janus' earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights.

     The Janus Stock Purchase Agreement and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of Stilwell (as to the Janus Stock Purchase Agreement) or KCSI (as to purchase and restriction agreements), Stilwell may be required to purchase such holders' Janus stock or, as to the stockholders that are parties to the Janus Stock Purchase Agreement, at such holders' option, to sell its stock of Janus to such minority stockholders. For purposes of the Janus Stock Purchase Agreement, a Change in Ownership may occur only through a change in the composition of the Stilwell Board not approved by the pre-existing Stilwell Board, or a change in stock ownership not approved by the pre-existing Stilwell Board. The fair market value price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. If Stilwell had been required to purchase the holders' Janus common stock after a Change in Ownership as of May 4, 2001 (i.e., after consideration of the purchase of 600,000 shares by Stilwell on May 1, 2001), the purchase price would have been approximately $903 million.

     Stilwell would account for any such purchase as the acquisition of a minority interest under Accounting Principles Board Opinion No. 16, Business Combinations.

     As of May 4, 2001, Stilwell had $350 million in credit facilities available and had cash balances at the Stilwell holding company level in excess of $340 million. The market value of Stilwell's 33% investment in DST was approximately $2 billion using DST's closing price on the New York Stock Exchange on May 4, 2001. To the extent that available credit facilities, existing cash balances and proceeds from borrowing against or liquidating a portion of Stilwell's investment in DST (within the covenant limitations pursuant to the credit facilities) were insufficient to fund its purchase obligations, Stilwell had access to the capital markets and, with respect to the Janus Stock Purchase Agreement, had 120 days to raise additional sums.

     New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. While Stilwell does not generally enter into transactions covered by this statement, the Company continues to evaluate alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Nelson as market conditions change or exchange rates fluctuate. The adoption of FAS 133 did not have a significant impact on Stilwell's results of operations, financial position or cash flows.

--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

     The Company has had no significant changes in any legal proceedings from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.



Item 4.           Submission of Matters to a Vote of Security Holders

a) The Company held its 2001 Annual Meeting of Shareholders ("Annual Meeting") on May 10, 2001. A total of 189,016,544 shares of the Common Stock, $0.01 per share par value, or 86.3% of the outstanding voting stock on the record date (219,061,785 shares), were represented at the Annual Meeting, thereby constituting a quorum. These shares voted together as a single class.

b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. The voting was as follows:

                                                                     Total
                                                                     Shares
        Election of  One Director                               ----------------
                        Morton I. Sosland
                              For                                    185,596,248
                              Withheld                                 3,420,296
                                                                ----------------
                                                     Total           189,016,544
                                                                ================


c) Listed below are the other matters voted on at the Company's Annual Meeting. This matter is fully described in the Company's Definitive Proxy Statement. The voting was as follows:

                                                                      Total
                                                                     Shares
        Ratification of the Board of Directors'                 ----------------
        selection of PricewaterhouseCoopers LLP as the Company's Independent Accountants for 2001

                              For                                   187,157,100
                              Against                                 1,006,731
                              Abstentions                               852,713
                              Non-votes                                       -
                                                                ---------------
                                                     Total          189,016,544
                                                                ===============

                                                                      Total
                                                                     Shares
        Approval of a Performance-Based Incentive               ----------------
        Compensation Plan for the Chief Executive
        Officer of Janus Capital Corporation

                              For                                   184,116,636
                              Against                                 3,764,547
                              Abstentions                             1,135,361
                              Non-votes                                       -
                                                                ---------------
                                                     Total          189,016,544
                                                                ===============

Based upon the majority of affirmative votes of the shares present at the Annual Meeting required for approval, these matters passed.


Item 5.           Other Information

     On  May 1,  2001,  Stilwell  purchased  600,000  shares  of  Janus  Capital
Corporation ("Janus") common stock from Thomas H. Bailey, Janus's Chairman, President and Chief Executive Officer. The purchase price of the shares totaled approximately $603 million. In addition, Stilwell paid to Mr. Bailey approximately $7 million representing interest expense that began to accrue on the unpaid purchase price 30 days after Stilwell received notice of Mr. Bailey's decision to exercise his put right.

     Stilwell funded the purchase price and associated interest with proceeds received in connection with its zero-coupon convertible debt offering. See discussion in Part I Item 1 of this Form 10-Q. Stilwell will account for the acquisition under the purchase method of accounting. Stilwell expects to have an independent valuation completed in order to determine the actual allocation of purchase price for the shares acquired, which will affect the levels of goodwill and other intangibles, as well as the periods over which these assets are required to be amortized.

     With the closing of this transaction, Stilwell's ownership stake in Janus has increased to approximately 90.2%. Mr. Bailey continues to hold approximately 6.2% of the Janus common stock and more than 150 other Janus employees own approximately 3.6% (which will decline to approximately 2.2% after completion of the pending repurchase of shares by Janus).

     In connection with this acquisition, Stilwell will file required pro forma financial statements. Because it is impracticable to file such required pro forma financial statements at this time, Stilwell will file them as soon as practicable, but not later than 60 days after the date of filing of this Form 10-Q with the Securities and Exchange Commission.



Item 6.           Exhibits and Reports on Form 8-K

a)   Exhibits

          Exhibit 4.1 -     Liquid Yield Option (TM) Notes due 2031
                            Indenture dated April 30, 2001 by and between Stilwell Financial Inc. and The Chase Manhattan
                            Bank, as Trustee, is hereby incorporated by reference as Exhibit 4.1

          Exhibit 4.2 -     Registration Rights Agreement dated April 30, 2001
                            by and between Stilwell Financial Inc. and Merrill
                            Lynch & Co., is hereby incorporated by reference as
                            Exhibit 4.2

          Exhibit 10.1 -    Waiver and First Amendment to Five-Year Competitive
                            Advance and Revolving Credit Facility dated February
                            20, 2001, among Stilwell Financial Inc., Janus
                            Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference as Exhibit 10.1



b) Reports on Form 8-K

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

     The Company furnished a Current Report on Form 8-K, dated March 31, 2001, to report ending assets under management on March 31, 2001 and average assets under management for the three months ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 14, 2001.




                             Stilwell Financial Inc.


                              /s/ Danny R. Carpenter
                          -----------------------------
                               Danny R. Carpenter
                            Executive Vice President
                          (Principal Financial Officer)



                              /s/ Douglas E. Nickerson
                          -----------------------------
                              Douglas E. Nickerson
                          Vice President and Controller
                         (Principal Accounting Officer)