Form 10-Q
period 2001-06-30
STILWELL FINANCIAL INC
filed 2001-08-14
CIK 1065865

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

          Class                                     Outstanding at July 31, 2001
--------------------------------------------------------------------------------

Common Stock, $0.01 per share par value                       220,529,646 Shares
--------------------------------------------------------------------------------

                             STILWELL FINANCIAL INC.

                                    Form 10-Q

                                  June 30, 2001

                                      Index


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

     Introductory Comments                                                    1

     Consolidated Condensed Balance Sheets -
         December 31, 2000 and June 30, 2001                                  2

     Consolidated Condensed Statements of Income -
         Three and Six Months Ended June 30, 2000 and 2001                    3

     Computation of Basic and Diluted Earnings per Common Share               3

     Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 30, 2000 and 2001                              4

     Consolidated Condensed Statements of Changes in Stockholders' Equity -
         Year Ended December 31, 2000 and Six Months Ended June 30, 2001      5


     Notes to Consolidated Condensed Financial Statements                     6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               16

Item 3.    Qualitative and Quantitative Disclosures About Market Risk        28


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 29

Item 6.    Exhibits and Reports on Form 8-K                                  29


SIGNATURES                                                                   30
----------

                             STILWELL FINANCIAL INC.

                                    FORM 10-Q

                                  JUNE 30, 2001


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


INTRODUCTORY COMMENTS

     The Consolidated Condensed Financial Statements included herein have been prepared by Stilwell Financial Inc. (the "Company" or "Stilwell"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year 2001.

                             STILWELL FINANCIAL INC.
                      Consolidated Condensed Balance Sheets
               (Dollars in Millions, except per share information)
                                   (Unaudited)

                                                                          December 31,             June 30,
                                                                              2000                   2001
                                                                         ---------------        ---------------
Assets
Current assets:
 Cash and cash equivalents                                                $    364.3             $    438.7
 Accounts receivable                                                           194.4                  158.4
 Investments in advised funds                                                   30.2                   30.8
 Other current assets                                                           52.2                   69.5
                                                                         ---------------        ---------------
       Total current assets                                                    641.1                  697.4

Investments held for operating purposes                                        511.1                  463.5
Property and equipment (net of $79.4 and $101.7 accumulated
    depreciation and amortization, respectively)                               137.7                  117.0
Intangibles and other assets, net                                              291.1                1,310.3
                                                                         ---------------        ---------------
       Total assets                                                       $  1,581.0             $  2,588.2
                                                                         ===============        ===============

Liabilities and
    stockholders' equity
Current liabilities:
 Current portion of long-term debt                                        $      -               $     50.0
 Accounts payable                                                               27.3                   27.6
 Accrued compensation and benefits                                              98.0                   54.2
 Income taxes payable                                                            9.7                   25.2
 Accrued liability to third party administrators                                33.2                   25.6
 Other accrued liabilities                                                      27.9                   40.1
                                                                         ---------------        ---------------
       Total current liabilities                                               196.1                  222.7

Other liabilities:
 Long-term debt                                                                                       691.2
 Deferred income taxes                                                         211.1                  361.6
 Other liabilities                                                              42.7                   35.6
                                                                         ---------------        ---------------
       Total liabilities                                                       449.9                1,311.1
                                                                         ---------------        ---------------

Minority interest in consolidated subsidiaries                                  73.3                   35.5
                                                                         ---------------        ---------------

Stockholders' equity (Note 3):
  Preferred stock ($1.00 par, 10,000,000 shares
    authorized, none issued)
 Common stock ($0.01 par, 1,000,000,000 shares authorized,
    224,790,650 shares issued and 219,559,642 shares outstanding)                2.2                    2.2
 Additional paid-in capital
 Retained earnings                                                             952.3                1,184.7
 Accumulated other comprehensive income                                        103.3                   54.7
                                                                         ---------------        ---------------
       Total stockholders' equity                                            1,057.8                1,241.6
                                                                         ---------------        ---------------
       Total liabilities and stockholders' equity                         $  1,581.0             $  2,588.2
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

                             STILWELL FINANCIAL INC.
                   Consolidated Condensed Statements of Income
               (Dollars in Millions, except per share information)
                                   (Unaudited)

                                                                  Three months                        Six months
                                                                 ended June 30,                     ended June 30,
                                                          ----------------------------       -----------------------------
                                                              2000            2001               2000             2001
                                                          ------------    ------------       ------------     ------------
Revenues:
     Investment management fees                               $ 462.7         $ 337.8            $ 912.6          $ 705.6
     Shareowner servicing fees                                   85.8            58.2              169.4            122.3
     Other                                                       14.5            15.5               26.1             32.1
                                                          ------------    ------------       ------------     ------------
          Total                                                 563.0           411.5            1,108.1            860.0
                                                          ------------    ------------       ------------     ------------

Operating expenses:
     Compensation                                               124.1            80.5              249.0            179.8
     Marketing and promotion                                     25.9            25.6               54.7             50.0
     Third party concession fees                                 81.4            61.7              153.7            127.7
     Depreciation and amortization                               19.9            32.1               35.5             57.0
     Professional services                                       16.8            12.2               32.0             24.8
     Other                                                       39.1            31.3               82.5             68.9
     Severance, facility closing and other costs                                 39.4                                40.3
                                                          ------------    ------------       ------------     ------------
          Total                                                 307.2           282.8              607.4            548.5
                                                          ------------    ------------       ------------     ------------

Operating income                                                255.8           128.7              500.7            311.5

Equity in earnings of unconsolidated affiliates                  15.8            24.4               34.6             42.2
Interest expense - Kansas City Southern Industries, Inc.                                            (0.7)
Interest expense - third parties                                 (1.3)           (9.8)              (3.2)           (14.8)
Gain on litigation settlement                                                                       44.2
Gain on sale of Janus Capital Corporation
   common stock                                                                                     15.1
Other, net                                                       11.5             6.3               21.4             13.1
                                                          ------------    ------------       ------------     ------------
       Income before taxes and minority interest                281.8           149.6              612.1            352.0

Income tax provision                                            102.3            51.3              216.6            123.5
Minority interest in consolidated earnings                       27.8             7.9               55.1             26.7
                                                          ------------    ------------       ------------     ------------

Net income                                                    $ 151.7         $  90.4            $ 340.4          $ 201.8
                                                          ============    ============       ============     ============

Per Share Data (Note 3):
    Weighted Average Common shares
       outstanding (in thousands)                             223,000         219,387            223,000          219,223

    Basic Earnings per share                                  $  0.68         $  0.41            $  1.53          $  0.92

    Diluted Common shares
       outstanding (in thousands)                             223,000         224,615            223,000          224,649

    Diluted Earnings per share                                $  0.67         $  0.39            $  1.50          $  0.88



       The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.
                 Consolidated Condensed Statements of Cash Flows
                              (Dollars in millions)
                                   (Unaudited)


                                                                                       Six months ended June 30,
                                                                                  -------------------------------------
                                                                                         2000                  2001
                                                                                  ---------------        --------------
Cash flows provided by (used for):
Operating activities:
    Net income                                                                        $  340.4               $  201.8
    Adjustments to net income:
       Depreciation and amortization                                                      35.5                   57.0
       Deferred income taxes                                                              27.9                   29.1
       Minority interest in consolidated earnings                                         55.1                   26.7
       Equity in undistributed earnings of unconsolidated affiliates                     (34.6)                 (42.2)
       Lease and equipment charges associated with facility closing                                               9.1
       Gain on sale of Janus Capital Corporation common stock                            (15.1)
       Employee deferred compensation                                                      2.8                   (2.6)
    Deferred commissions                                                                 (54.7)                  (2.2)
    Changes in other assets                                                               (9.0)                 (28.2)
    Changes in working capital items:
       Accounts receivable                                                               (55.6)                  35.8
       Other current assets                                                               (3.8)                  (8.2)
       Accounts payable and accrued compensation and benefits                             11.8                  (30.2)
       Income taxes payable, accrued liability to third party administrators
         and other accrued liabilities                                                    29.3                   40.5
    Other, net                                                                            (2.0)                   5.6
                                                                                    --------------         --------------
         Net operating                                                                   328.0                  292.0
                                                                                    --------------         --------------

Investing activities:
    Property acquisitions                                                                (75.8)                 (20.2)
    Investments in affiliates                                                             (3.0)                (840.9)
    Sale of investments in advised funds                                                  11.8                    0.2
    Purchase of investments in advised funds                                             (17.6)                  (4.3)
    Other, net                                                                             8.4                    6.1
                                                                                    --------------         --------------
         Net investing                                                                   (76.2)                (859.1)
                                                                                    --------------         --------------

Financing activities:
    Proceeds from borrowing under credit facilities                                                             225.0
    Proceeds from issuance of zero-coupon convertible notes                                                     690.0
    Repayment of long-term debt - third parties                                         (125.0)                (175.0)
    Debt issuance costs                                                                                         (16.4)
    Proceeds from stock plans                                                                                     7.4
    Amounts treated as transfers from Parent                                               6.4
    Distributions to minority interest                                                   (16.9)                 (87.1)
    Dividends paid to shareholders                                                                               (4.4)
    Other, net                                                                             3.1                    2.0
                                                                                    --------------         --------------
         Net financing                                                                  (132.4)                 641.5
                                                                                    --------------         --------------

Cash and cash equivalents:
    Net increase                                                                         119.4                   74.4
    At beginning of year                                                                 324.1                  364.3
                                                                                    --------------         --------------
    At end of period                                                                 $   443.5               $  438.7
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

                             STILWELL FINANCIAL INC.
      Consolidated Condensed Statements of Changes in Stockholders' Equity
                              (Dollars in millions)
                                   (Unaudited)

                                                      Additional       Net investment                Accumulated other     Total
                                        Common         paid-in              by          Retained       comprehensive   stockholders'
                                         stock         Capital            Parent         earnings         income           equity
                                         -----         -------            ------         --------         ------           ------

Balance at December 31, 1999              $    -      $      -             $  106.8      $   598.9       $   108.9       $   814.6
 Comprehensive income:
  Net income                                                                                 663.7
  Net unrealized gain on investments                                                                           1.3
  Less:  reclassification adjustment
     for gains included in net income                                                                         (5.8)
  Foreign currency translation
     adjustment                                                                                               (1.1)
   Comprehensive income                                                                                                      658.1
 Amounts treated as dividends
     to Parent                                                                              (115.4)                         (115.4)
 222,999.786 - to - 1 stock split          2.2                                 (2.2)                                           -
 Stock dividend by Parent                                  104.6             (104.6)                                           -
 Common stock options and
     benefit plans                                          39.9                                                              39.9
 Common stock repurchased                                 (144.5)                           (190.5)                         (335.0)
 Common stock dividends                                                                       (4.4)                           (4.4)
                                        ----------    -------------     -------------    -----------     ------------    -----------
Balance at December 31, 2000               2.2                  -                 -          952.3           103.3         1,057.8

 Comprehensive income:
  Net income                                                                                 201.8
  Net unrealized loss on investments                                                                         (44.4)
  Less:  reclassification adjustment
     for gains included in net income                                                                         (0.8)
  Foreign currency translation
     adjustment                                                                                               (3.4)
   Comprehensive income                                                                                                      153.2
 Common stock options and
     benefit plans                                                                            32.8                            32.8
 Common stock dividends                                                                       (2.2)                           (2.2)
                                        ----------    -------------     -------------    -----------     ------------    -----------

Balance at June 30, 2001                $  2.2        $         -       $         -      $ 1,184.7       $    54.7       $ 1,241.6
                                        ==========    =============     =============    ===========     ============    ===========





       The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1. In the opinion of the management of Stilwell Financial Inc. (the "Company" or "Stilwell"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2001, the results of operations for the three and six months ended June 30, 2000 and 2001, and the cash flows for the six months ended June 30, 2001. The consolidated condensed balance sheet as of December 31, 2000 was derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

     The primary entities comprising Stilwell as of June 30, 2001 were: Janus Capital Corporation ("Janus"), an approximate 90.3% owned subsidiary;
     Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary; Berger LLC, of which SMI owns 100% of the preferred limited liability interests and approximately 87% of the regular limited liability interests; Nelson Money Managers Plc ("Nelson"), an 80% owned subsidiary; and DST Systems, Inc. ("DST"), an equity investment in which SMI holds an approximate 33% interest. Janus is the principal business comprising Stilwell, representing 96% of assets under management at June 30, 2001, and 95% of revenues and 91% of net income for the six months ended June 30, 2001. Stilwell's businesses offer a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals.

2. The accompanying consolidated condensed financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year 2001.

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

3. The effect of stock options represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. Because there were no Stilwell options issued prior to July 12, 2000, the computations for the number of shares to be used in the denominator are the same for basic and diluted earnings per share in the three and six months ended June 30, 2000.

     The only adjustments that currently affect the numerator of the Company's diluted earnings per share computations include potentially dilutive securities at subsidiaries and affiliates.


                                           Three months ended June 30,                   Six months ended June 30,
                                      ---------------------------------------       ---------------------------------------
                                            2000                  2001                   2000                   2001
                                      -----------------      ----------------       ----------------      -----------------
                                                           (dollars in millions, except per share data)
Net income                              $     151.7            $      90.4            $     340.4          $     201.8
Dilutive securities at
   subsidiaries and affiliates                 (2.7)                  (2.3)                  (5.0)                (4.6)
                                      -----------------      ----------------       ----------------      -----------------
Adjusted net income                     $     149.0            $      88.1            $     335.4          $     197.2
                                      -----------------      ----------------       ----------------      -----------------


Weighted average common
   shares outstanding                   223,000,000            219,386,862            223,000,000          219,222,867
 Incremental shares from
   assumed conversion of stock
   options                                       --              5,228,511                     --            5,426,190
                                      -----------------      ----------------       ----------------      -----------------
Diluted average common
   shares outstanding                   223,000,000            224,615,373            223,000,000          224,649,057
                                      -----------------      ----------------       ----------------      -----------------

Basic Earnings per    Common
   share                                $      0.68            $      0.41            $      1.53           $     0.92
                                      =================      ================       ================      =================

Diluted Earnings per Common
   share                                $      0.67            $      0.39            $      1.50           $     0.88
                                      =================      ================       ================      =================

     For the three and six months ended June 30, 2001, the weighted average of options to purchase 1,435,006 and 830,136 shares, respectively, of Stilwell common stock were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares.


4. Investments in unconsolidated affiliates accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. The Company's equity interest in DST was its primary equity investment at June 30, 2001.

Condensed consolidated financial information for DST is shown below:

                                                              December 31, 2000              June 30, 2001
                                                              -----------------------    -----------------------
                                                                          (dollars in millions)

     Percentage ownership                                                 32.5%                    32.9%
     Carrying value (a)                                            $     509.3              $     461.7
     Equity in DST net assets                                      $     509.3              $     461.7
     Fair market value (b)                                         $   2,717.7              $   2,137.7

     Financial condition:
       Current assets                                              $     590.7              $     663.0
       Non-current assets                                              1,961.7                  1,864.8
                                                                  ----------------        ------------------
        Total assets                                               $   2,552.4              $   2,527.8
                                                                  ================        ==================

       Current liabilities                                         $     356.2              $     550.2
       Non-current liabilities                                           630.4                    573.2
       Stockholders' equity                                            1,565.8                  1,404.4
                                                                  ----------------        ------------------
        Total liabilities and stockholders' equity                 $   2,552.4               $  2,527.8
                                                                  ================        ==================


                                                            Three months                          Six months
                                                           ended June 30,                       ended June 30,
                                                  ---------------------------------     --------------------------------
                                                      2000             2001 (d)            2000 (c)          2001 (d)
                                                  --------------     --------------     ---------------    -------------
        Operating results:
           Revenues                                 $   337.0          $   451.6          $   677.4         $   822.6
           Costs and expenses                       $   272.9          $   374.1          $   549.6         $   667.4
           Net income                               $    47.2          $    73.8          $   103.4         $   128.3



     (a) During the six months ended June 30, 2001, the Company recorded approximately $18.7 million in goodwill relating to the DST investment as a result of DST stock repurchases. With this additional amount, Stilwell had approximately $62.0 million in goodwill related to its investment in DST.

     (b)  Based on DST's closing price on the New York Stock Exchange.

     (c) Net income includes after-tax gains of approximately $14.6 million from settlement of litigation with a former DST equity affiliate and sales of marketable securities. (d) Net income includes after-tax gains of approximately $24.4 million from the sale of DST's portfolio accounting business and sales of marketable securities.


5. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with an initial maturity of generally three months or less, including investments in money market mutual funds, to be cash equivalents. Cash and cash equivalents of Janus (totaling $206.5 million and $60.5 million at June 30, 2000 and 2001, respectively) are generally used to fund its operations and to pay dividends. Pursuant to contractual arrangements between Stilwell and certain Janus minority stockholders, Janus has distributed at least 90% of its net income to its stockholders each year.

        Supplemental cash flow information (in millions):
                                                              Six months
                                                            ended June 30,
                                                        ---------------------
                                                        2000 (a)     2001 (b)
                                                        --------     --------

        Interest paid                                   $      2.4   $      9.3
        Income taxes paid                               $    174.7   $     70.9

     (a) For the six months ended June 30, 2000, all income tax payments were made to KCSI.

     (b) This total does not include approximately $16.4 million of debt issue costs paid by Stilwell in connection with the issuance of zero-coupon convertible debt securities ("Convertible Notes") - see Note 12. These costs were recorded as a prepaid asset and are being amortized over a period of twelve months, representing the first point in time at which Stilwell may be required to purchase the Convertible Notes.

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

                                        Three months ended June 30,                    Six months ended June 30,
                                  ----------------------------------------      ----------------------------------------
                                      2000                      2001                2000                      2001
                                  --------------            --------------      --------------            --------------
                                                                      (dollars in
                                                                       millions)
Unrealized gain (loss) recorded
  in investments                      $  1.6                    $  15.5            $   9.6                   $  (72.7)
    Deferred income taxes               (0.7)                      (6.1)              (3.7)                      28.3
                                  --------------            --------------      --------------            --------------
Unrealized gain (loss) recorded
  in accumulated other
  comprehensive income
                                         0.9                        9.4                5.9                      (44.4)

Less:  reclassification
  adjustment for (gains) losses
  included in net income
                                         0.2                       (0.4)              (1.1)                      (0.8)

Foreign currency translation
  adjustment                            (2.0)                      (2.5)              (2.6)                      (3.4)

Net income                             151.7                       90.4              340.4                      201.8
                                  --------------            --------------      --------------            --------------
Comprehensive income                  $150.8                    $  96.9            $ 342.6                   $  153.2
                                  ==============            ==============      ==============            ==============


During the six months ended June 30, 2000 and 2001, Stilwell recorded approximately $3.2 million and $6.6 million, respectively, directly to stockholders' equity representing Stilwell gains resulting from issuances of stock by Janus. The shares issued by Janus were available as a result of repurchases from stockholders. Stilwell had previously recognized gains (in its Statement of Income) relating to these shares upon their initial issuance.


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

    Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                               Three months ended June 30, 2000
                                                           -----------------------------------------
                                                                            Nelson,
                                                           Janus and        DST and      Consolidated
                                                             Berger          Other         Stilwell
                                                           ----------       ---------    -----------
            Revenues                                       $    557.5       $     5.5     $    563.0

            Operating expenses                                  298.2             9.0          307.2
                                                           ----------       ---------     ----------

            Operating income (loss)                             259.3            (3.5)         255.8

            Equity earnings of
              unconsolidated affiliates                           0.4            15.4           15.8
            Interest expense - third parties                                     (1.3)          (1.3)
            Other, net                                            6.8             4.7           11.5
                                                           ----------       ---------     ----------
               Pretax income                                    266.5            15.3          281.8
            Income tax provision                                101.1             1.2          102.3
            Minority interest                                    27.9            (0.1)          27.8
                                                           ----------       ---------     ----------

            Net income                                     $    137.5       $    14.2     $    151.7
                                                           ==========       =========     ==========

                                                                Three months ended June 30, 2001
                                                           -----------------------------------------
                                                                          Nelson, DST
                                                            Janus and      and Other     Consolidated
                                                             Berger                        Stilwell
                                                           ----------       ---------     ----------
            Revenues                                       $    406.7       $     4.8     $    411.5

            Operating expenses                                  260.2            22.6          282.8
                                                           ----------       ---------     ----------

            Operating income (loss)                              146.5          (17.8)         128.7

            Equity earnings of
              unconsolidated affiliates                                          24.4           24.4
            Interest expense - third parties                      (0.9)          (8.9)          (9.8)
            Other, net                                             1.5            4.8            6.3
                                                           -----------      ---------    -----------
               Pretax income                                     147.1            2.5          149.6
            Income tax provision (benefit)                        54.6           (3.3)          51.3
            Minority interest                                      8.1           (0.2)           7.9
                                                           -----------      ---------    -----------

            Net income                                     $      84.4      $     6.0    $      90.4
                                                           ===========      =========    ===========


                                                                Six months ended June 30, 2000
                                                           ------------------------------------------
                                                                            Nelson,
                                                           Janus and        DST and      Consolidated
                                                             Berger          Other         Stilwell
                                                           ----------       ---------    ------------
            Revenues                                       $  1,097.4       $    10.7     $  1,108.1

            Operating expenses                                  582.8            24.6          607.4
                                                           ----------       ---------     ----------

            Operating income (loss)                             514.6           (13.9)         500.7

            Equity earnings of
              unconsolidated affiliates                           1.1            33.5           34.6
            Interest expense - Parent                                            (0.7)          (0.7)
            Interest expense - third parties                                     (3.2)          (3.2)
            Gain on litigation settlement                                        44.2           44.2
            Gain on sale of Janus common stock                                   15.1           15.1
            Other, net                                           11.2            10.2           21.4
                                                           ----------       ---------     ----------
               Pretax income                                    526.9            85.2          612.1
            Income tax provision                                199.9            16.7          216.6
            Minority interest                                    55.3            (0.2)          55.1
                                                           ----------       ---------     ----------

            Net income                                     $    271.7       $    68.7     $    340.4
                                                           ==========       =========     ==========


                                                                 Six months ended June 30, 2001
                                                           ------------------------------------------
                                                                          Nelson, DST
                                                            Janus and      and Other     Consolidated
                                                             Berger                        Stilwell
                                                           ----------     -----------    ------------
            Revenues                                       $     849.9      $    10.1    $     860.0

            Operating expenses                                   513.7           34.8          548.5
                                                           -----------      ---------    -----------

            Operating income (loss)                              336.2          (24.7)         311.5

            Equity earnings of
              unconsolidated affiliates                                          42.2           42.2
            Interest expense - third parties                      (0.9)         (13.9)         (14.8)
            Other, net                                             6.1            7.0           13.1
                                                           -----------      ---------    -----------
               Pretax income                                     341.4           10.6          352.0
            Income tax provision (benefit)                       127.0           (3.5)         123.5
            Minority interest                                     27.1           (0.4)          26.7
                                                           -----------      ---------    -----------

            Net income                                     $     187.3      $    14.5    $     201.8
                                                           ===========      =========    ===========


The following summary provides information concerning Stilwell's principal geographic areas as of and for the six months ended June 30 (in millions):

                                      2000                       2001
                                      ----                       ----
  Revenues (1):
  United States                     $   1,072.7                $     819.5
  United Kingdom                           35.4                       40.5
                                    -----------                -----------
      Total                         $   1,108.1                $     860.0
                                    ===========                ===========

  Long-lived assets:
  United States                     $     292.2                $   1,388.2
  United Kingdom                           35.0                       39.1
                                    -----------                -----------
      Total                         $     327.2                $   1,427.3
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

     Stilwell funded the purchase price and associated interest with proceeds received in connection with the issuance of its Convertible Notes. See Note 12 below. Stilwell accounted for the acquisition under the purchase method of accounting.

          Stilwell acquisition of Janus shares from other minority stockholders. In March and April of 2001, Stilwell acquired 202,042 shares of Janus common stock from several minority stockholders (other than Mr. Bailey). Approximately 163,900 of these shares were acquired by certain Janus employees in 1995 when Janus stock ownership was first extended to a broader group of key management employees other than Mr. Bailey. The remainder of the shares had been held since 1984 or before. Stilwell purchased the shares through the exercise of put rights, virtually eliminating all mandatory put rights to Stilwell except for those on remaining shares held by Mr. Bailey (after the purchase by Stilwell of 600,000 shares of Mr. Bailey's Janus stock as discussed above). The purchase price for the shares totaled approximately $203 million, which was funded through cash and borrowings under the Company's credit facilities. In connection with the transactions, amounts owed to Stilwell by certain of the selling minority stockholders were repaid (see information in Note 10 to the consolidated financial statements under Part II Item 8, Financial Statements and Supplementary Data, of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

          Stilwell accounted for these transactions using the purchase method of accounting. Based on initial estimates, the purchase price was in excess of the fair value of the net tangible assets acquired and this excess - approximately $796 million - was recorded as identified intangible assets and goodwill to be amortized over a period of 20 years. The Company expects to have an independent valuation completed in order to determine the actual allocation of purchase price for the shares acquired, which will affect the levels of goodwill and other intangibles, as well as the periods over which these assets are required to be amortized.

          Janus offer to purchase shares of Janus common stock from employees. Janus has offered to purchase from employees (other than Mr. Bailey) up to 50% of their eligible shares of Janus common stock. If all eligible shares were purchased under this offer, Janus would acquire approximately 139,000 shares of its common stock for approximately $140 million. The shares would then be available for Janus to utilize in connection with its Long Term Incentive Plan ("Janus Incentive Plan"). The repurchases by Janus are expected to occur in the third quarter of 2001.

          Net effect of transactions. With the completion of the purchase of the 802,042 shares of Janus common stock by Stilwell, and assuming the maximum number of shares were purchased under Janus's repurchase offer, Stilwell's ownership of Janus would increase to approximately 91.6%. Mr. Bailey would continue to own approximately 6.2% and more than 150 other Janus employees would own the remaining 2.2%. In addition, each of the Janus employees participating in these transactions will continue to own other shares of Janus common stock and, consistent with Janus's goal of broadening corporate equity ownership, will be eligible to receive future grants of Janus stock - from the approximately 380,000 shares available at Janus after these transactions - in connection with the Janus Incentive Plan.


8. In February 2001, Janus eliminated 468 jobs from its operations unit, Janus Service Corporation, as a result of a lower level of shareowner activity and its aggressive use of technology to moderate costs. The job reduction did not affect Janus's investment team, which continues to recruit and add analysts to its staff. Janus recorded non-recurring charges in first quarter 2001 of approximately $9.1 million related to severance, operational and other costs. Partially offsetting the effects of these charges was a first quarter 2001 reduction of approximately $8.2 million in stock bonus accruals at Janus that were no longer payable as a result of the sale of shares of Janus common stock by the various employees discussed in Note 7.

     On April 20, 2001, Janus announced a further work force reduction that affected approximately 546 employees and resulted in the closing of its Austin, Texas call center. This action reflects a return to a more normalized level of shareowner activity, significant technological advancements that provide capacity to adjust to business fluctuations and the evolution in shareowner approaches to inquiries and investments. Janus recorded approximately $39.4 million in second quarter 2001 non-recurring costs associated with severance, business closing and related expenses.

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

11. A stock purchase agreement with Mr. Bailey and another Janus stockholder (the "Janus Stock Purchase Agreement") contains, among other provisions, mandatory put rights whereby under certain circumstances, Stilwell would be required to purchase the minority interests of such Janus minority stockholders at a fair market value purchase price equal to fifteen times the net after-tax earnings. Under the Janus Stock Purchase Agreement, termination of Mr. Bailey's employment could require a purchase and sale of the Janus common stock held by him. If the other minority holder terminated his employment, some or all of his shares also could be subject to mandatory purchase and sale obligations. If Mr. Bailey and the other stockholder exercised the puts as of June 30, 2001, Stilwell would have been required to pay approximately $613 million. In the future these amounts may be higher or lower depending on Janus's earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights.

     The Janus Stock Purchase Agreement and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of Stilwell (as to the Janus Stock Purchase Agreement) or KCSI (as to the purchase and restriction agreements), Stilwell may be required to purchase such holders' Janus stock or, as to the stockholders that are parties to the Janus Stock Purchase Agreement, at such holders' option, to sell its stock of Janus to such minority stockholders. For purposes of the Janus Stock Purchase Agreement, a Change in Ownership may occur only through a change in the composition of the Stilwell Board not approved by the pre-existing Stilwell Board, or a change in stock ownership not approved by the pre-existing Stilwell Board. The fair market value price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, in some circumstances as determined by Janus's Stock Option Committee or as determined by an independent appraisal. If Stilwell had been required to purchase the holders' Janus common stock after a Change in Ownership as of June 30, 2001, the purchase price would have been approximately $870 million.

     As of June 30, 2001, Stilwell had $350 million in credit facilities available and had cash balances at the Stilwell holding company level in excess of $350 million. The market value of Stilwell's 33% investment in DST was more than $2.0 billion using DST's closing price on the New York Stock Exchange on June 30, 2001. To the extent that available credit facilities, existing cash balances and proceeds from borrowing against or liquidating a portion of Stilwell's investment in DST (within the covenant limitations pursuant to the credit facilities) were insufficient to fund its purchase obligations, Stilwell had access to the capital markets and, with respect to the Janus Stock Purchase Agreement, had 120 days to raise additional sums. Stilwell would record any such acquisitions of shares under the purchase method of accounting (see Note 7).

12.  On April 30, 2001,  Stilwell  completed an offering of  approximately  $931 million principal amount at maturity of zero-coupon convertible senior notes due April 30, 2031 (the Convertible Notes). The Convertible Notes were offered only to qualified institutional buyers at an initial offering price of $741.37 per $1,000 principal amount at maturity, resulting in gross proceeds to Stilwell of approximately $690 million (prior to consideration of approximately $16.4 million in debt issuance costs). The total gross proceeds received include approximately $90 million from the exercise of an over-allotment option by the underwriter. The issue price represents a yield to maturity of 1% per year. Additionally, to the extent that Stilwell's average common stock price exceeds certain thresholds, Stilwell could be required to pay contingent interest at a rate of the greater of Stilwell's regular quarterly cash dividend or 0.0625% of the average market price of the security over a specified time period.

     Each $1,000 principal amount at maturity of the Convertible Notes will initially be convertible into 17.1544 shares of common stock upon the occurrence of any of the following events: i) if the closing prices of Stilwell's shares of common stock on the New York Stock Exchange exceed specified levels; ii) if, after the date on which the Convertible Notes have been assigned a credit rating, the credit rating assigned is below a specified level; iii) if Stilwell calls the Convertible Notes for redemption; or iv) in the event that Stilwell takes certain corporate actions, such as declaration of an extraordinary dividend. Stilwell may redeem the Convertible Notes for cash on or after April 30, 2006 at their accreted value. Stilwell may be required to repurchase the Convertible Notes at the accreted value thereof, at the option of the holders on April 30, 2002, 2004, 2006, 2011, 2016, 2021 and 2026. Stilwell may choose to pay the purchase price for such repurchases in cash or shares of Stilwell common stock. A Registration Statement on Form S-3 covering resales by investors of the Convertible Notes, and the shares of Stilwell's common stock into which the notes are convertible, was declared effective by the Securities and Exchange Commission on July 30, 2001.

     Approximately $610 million of the proceeds received from the offering were used to purchase 600,000 shares of Janus common stock. See Note 7. The remaining proceeds are available for general corporate purposes.


13. In July 2001, the FASB issued Statement of Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 will become effective for business combinations initiated after June 30, 2001 and requires purchase method accounting. Under FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized. Instead, such goodwill and other intangible assets will be tested annually for impairment. FAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that adoption of these provisions will have on its financial statements.

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

      Stilwell, a Delaware Corporation formed in 1998 by KCSI, is a holding company for a group of businesses and investments in the financial services industry, including the following:

o Janus Capital Corporation ("Janus"), an approximately 90.3% owned subsidiary;
o Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary;
o Berger LLC ("Berger"), of which SMI owns 100% of the preferred limited liability company interests and approximately 87% of the regular limited liability company interests;
o Nelson Money Managers Plc ("Nelson"), an 80% owned subsidiary;
o DST Systems, Inc. ("DST"), an equity investment in which SMI owns an approximate 33% interest; and o various other subsidiaries and equity investments.

      For purposes of segment reporting, Stilwell reports Janus and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell are aggregated as a separate segment.

SIGNIFICANT DEVELOPMENTS

      Zero-Coupon Convertible Debt Offering. On April 30, 2001, Stilwell completed an offering of approximately $931 million principal amount at maturity of zero-coupon convertible senior notes ("Convertible Notes") due April 30, 2031. The Convertible Notes were offered only to qualified institutional buyers at an initial offering price of $741.37 per $1,000 principal amount at maturity, resulting in gross proceeds to Stilwell of approximately $690 million (prior to consideration of approximately $16.4 million in debt issuance costs). The total gross proceeds received include approximately $90 million from the exercise of an over-allotment option by the underwriter. The issue price represents a yield to maturity of 1% per year. Additionally, to the extent that Stilwell's average common stock price exceeds certain thresholds, Stilwell could be required to pay contingent interest at a rate of the greater of Stilwell's regular quarterly cash dividend or 0.0625% of the average market price of the security over a specified time period.

         Each $1,000 principal amount at maturity of the Convertible Notes will initially be convertible into 17.1544 shares of common stock upon the occurrence of any of the following events: i) if the closing prices of Stilwell's shares of common stock on the New York Stock Exchange exceed specified levels; ii) if, after the date on which the Convertible Notes have been assigned a credit rating, the credit rating assigned is below a specified level; iii) if Stilwell calls the Convertible Notes for redemption; or iv) in the event that Stilwell takes certain corporate actions, such as declaration of an extraordinary dividend. Stilwell may redeem the Convertible Notes for cash on or after April 30, 2006 at their accreted value. Stilwell may be required to repurchase the Convertible Notes at the accreted value thereof, at the option of the holders on April 30, 2002, 2004, 2006, 2011, 2016, 2021 and 2026. Stilwell may choose to pay the purchase price for such repurchases in cash or shares of Stilwell common stock. A Registration Statement on Form S-3 covering resales by investors of the Convertible Notes, and the shares of Stilwell's common stock into which the notes are convertible, was declared effective by the Securities and Exchange Commission on July 30, 2001.

      Approximately $610 million of the proceeds received from the offering were used to purchase 600,000 shares of Janus common stock as discussed below. The remaining proceeds are available for general corporate purposes.

      Stilwell Receives Credit Ratings. On June 28, 2001, Stilwell obtained "A-/A-2" counterparty ratings from Standard & Poor's. On August 9, 2001, Stilwell's senior unsecured debt was assigned a "Baa1" rating from Moody's Investor Service. Each rating service indicated that the rating outlook for Stilwell is stable.

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

      Stilwell funded the purchase price and associated interest with proceeds received from the issuance of the Convertible Notes. See discussion above. Stilwell recorded the acquisition under the purchase method of accounting. Stilwell expects to have an independent valuation completed in order to determine the actual allocation of purchase price for the shares acquired, which will affect the levels of goodwill and other intangibles, as well as the periods over which these assets are required to be amortized under current accounting rules.

      Stilwell acquisition of Janus shares from other minority stockholders. In March and April of 2001, Stilwell acquired 202,042 shares of Janus common stock from several minority stockholders. Approximately 163,900 of these shares were acquired by certain Janus employees in 1995 when Janus stock ownership was first extended to a broader group of key management employees other than Mr. Bailey. The remainder of the shares had been held since 1984 or before. Stilwell purchased the shares through the exercise of put rights, virtually eliminating all mandatory put rights to Stilwell except for those on remaining shares held by Mr. Bailey (after the purchase by Stilwell of 600,000 shares of Mr. Bailey's Janus stock as discussed above). The shares cost approximately $203 million, which was funded through cash and borrowings under the Company's credit facilities. In connection with the transactions, amounts owed to Stilwell by certain of the selling minority stockholders were repaid (see information in Note 10 to the consolidated financial statements under Part II Item 8, Financial Statements and Supplementary Data, of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

      Stilwell accounted for these transactions using the purchase method of accounting. Based on initial estimates, the purchase price was in excess of the fair value of the net tangible assets acquired and this excess - approximately $796 million - was recorded as identified intangible assets and goodwill to be amortized over a period of 20 years. The Company expects to have an independent valuation completed in order to determine the actual allocation of purchase price for the shares acquired, which will affect the levels of goodwill and other intangibles, as well as the periods over which these assets are required to be amortized under current accounting rules.

      Janus offer to purchase shares of Janus common stock from employees. Janus has offered to purchase from employees (other than Mr. Bailey) up to 50% of their eligible shares of Janus common stock. If all eligible shares were purchased under this offer, Janus would acquire approximately 139,000 shares of its common stock for approximately $140 million. The shares would then be available for Janus to utilize in connection with its Long Term Incentive Plan ("Janus Incentive Plan"). The repurchases by Janus are expected to occur in the third quarter of 2001.

      Net effect of transactions. With the completion of the purchase of the 802,042 shares of Janus common stock, and assuming the maximum number of shares were purchased under Janus's repurchase offer, Stilwell's ownership of Janus would increase to approximately 91.6 %. Mr. Bailey would continue to own approximately 6.2% and more than 150 other Janus employees would own the remaining 2.2%. In addition, each of the Janus employees participating in these transactions will continue to own other shares of Janus common stock and, consistent with Janus's goal of broadening corporate equity ownership, will be eligible to receive future grants of Janus stock - from the approximately 380,000 shares available at Janus after these transactions - in connection with the Janus Incentive Plan.

      Janus Work Force Reduction and Non-Recurring Items. In February 2001, Janus eliminated 468 jobs from its operations unit, Janus Service Corporation, as a result of a lower level of shareowner activity and its aggressive use of technology to moderate costs. The job reduction did not affect Janus's investment team, which continues to aggressively recruit and add analysts to its staff. Janus recorded a non-recurring charge in first quarter 2001 of approximately $9.1 million related to severance, operational and other costs. Partially offsetting these costs was a first quarter 2001 reduction of approximately $8.2 million in stock bonus accruals at Janus that were no longer payable as a result of the sale of shares of Janus common stock by various employees to Stilwell as discussed above.

      On April 20, 2001, Janus announced a further work force reduction that affected approximately 546 employees and resulted in the closing of its Austin, Texas call center. This action reflects a return to a more normalized level of shareowner activity, significant technological advancements that provide capacity to adjust to business fluctuations and the evolution in shareowner approaches to inquiries and investments. Janus recorded approximately $39.4 million in second quarter 2001 non-recurring costs associated with severance, business closing and related expenses.

      The reductions in workforce and facility closings saved approximately $0.02 per diluted share in second quarter 2001 and similar savings are expected to continue in the future.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared with the Three Months Ended June 30, 2000

      The Company's revenues, operating income and net income (with subsidiary information exclusive of holding company amortization attributed to the respective subsidiary) were as follows (dollars in millions):

                                                  Three months ended June 30,
                                         -----------------------------------------------
                                                2000 (i)                    2001 (ii)
                                         ---------------------      --------------------
            Revenues:
               Janus and Berger:
                 Janus                         $    541.0                 $    390.6
                 SMI and Berger                      16.5                       16.1
                                         ---------------------      --------------------
                    Sub-total                       557.5                      406.7
               Other                                  5.5                        4.8
                                         ---------------------      --------------------
               Total                           $    563.0                 $    411.5
                                         =====================      ====================

            Operating income (loss):
               Janus and Berger:
                 Janus                         $    254.4                 $    143.9
                 SMI and Berger                       4.9                        2.6
                                         ---------------------      --------------------
                    Sub-total                       259.3                      146.5
               Other                                 (3.5)                     (17.8)
                                         ---------------------      --------------------
               Total                           $    255.8                 $    128.7
                                         =====================      ====================

            Net income (loss):
               Janus and Berger:
                 Janus (iii)                   $    132.3                 $     82.7
                 SMI and Berger (iv)                  5.2                        1.7
                                         ---------------------      --------------------
                                                    137.5                       84.4
                                         ---------------------      --------------------
               Other:
                 DST (iv)                            14.2                       22.5
                 Other                                                         (16.5)
                                         ---------------------      --------------------
                    Sub-total                        14.2                        6.0
                                         ---------------------      --------------------
               Total                           $    151.7                 $     90.4
                                         =====================      ====================


     (i) Includes a non-recurring gain of approximately $0.9 million (after-tax) representing the Company's proportionate share of non-recurring gain items recorded by DST resulting from sales of marketable securities.

     (ii) Includes certain non-recurring items as follows: a) Janus recorded approximately $39.4 million ($21.6 million after minority interest and income taxes) in severance, facility closing and related costs associated with work force reductions and the closing of its Austin location in April 2001; and b) the Company recorded $8.1 million ($7.5 million after-tax) in equity earnings of DST representing Stilwell's proportionate share of DST non-recurring gains in connection with the sale of DST's portfolio accounting business and sales of marketable equity securities during second quarter 2001.

     (iii)Janus net income is reported after minority interest of approximately $27.9 and $8.1 million for the three months ended June 30, 2000 and 2001, respectively.

     (iv) Stilwell's investment in DST is held by SMI.


Assets under management at June 30, 2000, December 31, 2000 and June 30, 2001 were as follows (in billions):

                                                        June 30,             December 31,             June 30,
                                                          2000                   2000                   2001
                                                     ---------------         ------------          ---------------
      Janus:
         Janus Advised Funds:
            Janus Investment Fund                         $  206.2              $  162.2              $  132.3
           Janus Aspen Series (i)                            25.4                  22.7                  20.3
           Janus Adviser Series (i)                                                 1.8                   2.8
           Janus Money Market Funds                          10.1                  12.2                  14.8
           Janus World Funds plc                              3.7                   3.6                   3.0
                                                     ---------------       -----------------       ---------------
             Total Janus Advised Funds                      245.4                 202.5                 173.2

         Janus Sub-Advised Funds and Private
           Accounts                                          58.3                  46.3                  37.9
                                                     ---------------       -----------------       ---------------
              Total Janus                                   303.7                 248.8                 211.1
                                                     ---------------       -----------------       ---------------

       Berger:
         Berger Funds                                         7.2                   6.0                   6.1
         Berger Sub-Advised Funds and Private
           Accounts                                           0.8                   1.6                   1.6
                                                     ---------------       -----------------       ---------------
              Total Berger                                    8.0                   7.6                   7.7
                                                     ---------------       -----------------       ---------------
       Nelson                                                 1.3                   1.4                   1.3
                                                     ---------------       -----------------       ---------------

         Total Assets Under Management                   $  313.0              $  257.8              $  220.1
                                                     ===============       =================       ===============


     (i) On July 31, 2000, shareholders of the Retirement Shares of the Janus Aspen Series approved a spin-off of such shares to form the Janus Adviser Series, which eliminated the requirement that the Retirement Shares be sold only to certain qualified retirement plans.

      The Company earned $90.4 million in second quarter 2001 compared to $151.7 million in second quarter 2000. Exclusive of the one-time items in second quarter 2000 and 2001 as discussed in notes (i) and (ii) in the earnings table above, earnings decreased approximately 31%. This decrease reflects lower revenues due to lower assets under management, an increase in amortization expense associated with purchases of Janus common stock and higher depreciation resulting from Janus's technology infrastructure development over the last three years.

      Average assets under management decreased 26% compared to prior year's second quarter (from $304.2 billion to $223.9 billion), leading to a decline in revenues from $563.0 million to $411.5 million in second quarter 2001. The lower revenues resulted in a $127.1 million decrease in operating income quarter-to-quarter ($87.7 million, exclusive of one-time costs). Stilwell reported a lower operating margin in second quarter 2001 compared to the prior year, but continued to exceed 40% when removing the one-time costs. Stilwell's ability to maintain a strong operating margin reflects the savings generated by Janus in connection with its increased focus on electronic shareowner servicing and reliance on technology. Furthermore, Stilwell maintained this margin despite an additional $8.9 million in amortization expense during the quarter associated with the goodwill and intangible assets recorded in connection with the Janus share purchases during the first half of the year. Exclusive of one-time gains recorded by DST, Stilwell's equity in net earnings of DST increased 13% during second quarter 2001 versus 2000, continuing the strong growth trends experienced by DST over the last several quarters.


JANUS AND BERGER

      Assets under management for Janus and Berger totaled $218.8 billion, an increase of $14.2 billion since March 31, 2001. This increase reflects net cash inflows of $2.1 billion and market appreciation of $12.1 billion. Compared to December 31, 2000 and June 30, 2000, assets under management have declined by approximately $37.6 billion and $92.9 billion, respectively, substantially due to market depreciation associated with the general downturn in the various markets and indices. Average assets under management for Janus and Berger during second quarter 2001 totaled approximately $222.6 billion compared to $245.2 billion in first quarter 2001 and $302.8 billion in second quarter 2000. See the brief discussions of Janus and Berger separately below.

      Investment management fees for Janus and Berger decreased in second quarter 2001 compared to prior year's second quarter as a result of the decrease in average assets under management. Aggregate investment management fees continued to total approximately 60 basis points of average assets under management. Shareowner servicing fees and other revenues decreased $26.6 million compared to prior year's second quarter, primarily due to declines in assets under management.

      The operating margin for Janus and Berger (exclusive of the severance, facility closing and related costs) decreased to 45.7% from 46.5% in second quarter 2000. Operating expenses totaled $260.2 million ($220.8 million exclusive of one-time costs) for the three months ended June 30, 2001 compared to $298.2 million in the prior year quarter. Operating expenses with notable decreases quarter-to-quarter included the following items: i) compensation, primarily due to a 34% reduction in the average number of employees in second quarter 2001 versus 2000, as well as to reduced investment performance-based incentive compensation; ii) third party concession fees resulting from a lower level of assets distributed through these arrangements; iii) professional services (due to a lower number of temporary employees in 2001 versus 2000); and
iv) other variable costs reflecting the decline in revenues. Offsetting these decreases, however, was a $2 million increase in depreciation arising from Janus's technology and operational infrastructure efforts over the last three years.

      Other income declined during the quarter largely as a result of reduced interest income (from lower average cash balances and interest rates). In addition, minority interest in consolidated earnings decreased from $27.9 million in second quarter 2000 to $8.1 million in second quarter 2001, reflecting Stilwell's increased ownership of Janus and the lower income reported by Janus quarter-to-quarter.


NELSON, DST AND OTHER

      Nelson's assets under management were essentially unchanged from March 31, 2001 and were down slightly from December 31, 2000. The decline from December 31, 2000, however, reflects fluctuations in the currency exchange rate. Assets under management in British pounds actually increased from (pound)908 million at December 31, 2000 to (pound)916 million at June 30, 2001. As a result of increased marketing and brand-awareness initiatives, the number of shareowner accounts has grown approximately 12% since June 30, 2000. Because of the costs associated with these initiatives, the net loss from Nelson increased in second quarter 2001 versus 2000. The Company expects that during this phase of Nelson's development, Nelson will operate at a loss because the rate of growth in expenses will exceed that of revenues (primarily due to increases in the number of employees, technology infrastructure development and marketing efforts). These losses, however, are not expected to have a material impact on Stilwell's results of operations or financial position.

      Second quarter 2001 equity earnings from DST were $24.4 million versus $15.4 million in second quarter 2000. Exclusive of the one-time items discussed above, equity earnings from DST increased $1.9 million quarter-to-quarter. This improvement was largely attributable to higher earnings in DST's financial services segment. Consolidated DST revenues increased 34%, largely due to the inclusion of revenue from EquiServe Limited Partnership, in which DST acquired controlling ownership on March 30, 2001. Revenues also increased due to a higher number of shareowner accounts serviced (totaling 74.8 million at June 30, 2001 compared to 73.5 million at March 31, 2001, 72.1 million at December 31, 2000 and 63.9 million at June 30, 2000) and a higher level of images produced and statements mailed (increases of 11% and 2%, respectively, since prior year second quarter).

      Other Stilwell operating expenses increased in the second quarter 2001 versus the same period in 2000, primarily due to the higher amortization expense resulting from the goodwill and intangible assets recorded in connection with the acquisition of 802,042 shares of Janus common stock during the first half of 2001.

      Interest expense to third parties increased as a result of interest associated with the acquisition of shares of Janus common stock from Mr. Bailey, accreted interest on the Convertible Notes and amortization of 2/12th of the approximately $16.4 million in debt issue costs paid in connection with the Convertible Notes.

Six Months Ended June 30, 2001 Compared with the Six Months Ended June 30, 2000

The Company's revenues, operating income and net income (with subsidiary information exclusive of holding company amortization attributed to the respective subsidiary) were as follows (dollars in millions):

                                                   Six months ended June 30,
                                         -----------------------------------------------
                                                2000 (i)                    2001 (ii)
                                         ---------------------      --------------------
            Revenues:
               Janus and Berger:
                 Janus                         $  1,064.2                 $    817.6
                 SMI and Berger                      33.2                       32.3
                                         ---------------------      --------------------
                    Sub-total                     1,097.4                      849.9
               Other                                 10.7                       10.1
                                         ---------------------      --------------------
                Total                          $  1,108.1                 $    860.0
                                         =====================      ====================

            Operating income (loss):
               Janus and Berger:
                 Janus                         $    505.0                 $    331.2
                 SMI and Berger                       9.6                        5.0
                                         ---------------------      --------------------
                    Sub-total                       514.6                      336.2
               Other                                (13.9)                     (24.7)
                                         ---------------------      --------------------
               Total                           $    500.7                 $    311.5
                                         =====================      ====================

            Net income (loss):
               Janus and Berger:
                 Janus (iii)                   $    262.5                 $    183.8
                 SMI and Berger (iv)                  9.2                        3.5
                                         ---------------------      --------------------
                    Sub-total                       271.7                      187.3
                                         ---------------------      --------------------
               Other:
                 DST (iv)                            30.9                       39.0
                    Other                            37.8                      (24.5)
                                         ---------------------      --------------------
                    Sub-total                        68.7                       14.5
                                         ---------------------      --------------------
               Total                           $    340.4                 $    201.8
                                         =====================      ====================


(i) Includes certain non-recurring gains: a) a $27.3 million (after-tax) gain on the settlement of litigation with a former equity affiliate; b) a $15.1 million (after-tax) gain resulting from the sale by Stilwell of 192,408 shares of Janus common stock to Janus; and c) approximately $4.3 million (after-tax) representing the Company's proportionate share of non-recurring gain items recorded by DST resulting from litigation settlement and sales of marketable securities.

(ii) Includes certain non-recurring items as follows: a) Janus recorded approximately $48.5 million ($26.5 million after minority interest and income taxes) in severance, facility closing and related costs associated with work force reductions and the closing of its Austin location in April 2001; b) Janus recorded a reduction of approximately $8.2 million ($4.4 million after minority interest and income taxes) in stock bonus accruals at Janus that were no longer payable as a result of the sale of shares of Janus common stock by various employees to Stilwell as discussed above; and
     c) the Company recorded $8.1 million ($7.5 million after-tax) in equity earnings of DST representing Stilwell's proportionate share of DST non-recurring gains in connection with the sale of DST's portfolio accounting business and sales of marketable equity securities during second quarter 2001.

(iii) Janus net income is reported after minority interest of approximately $55.3 and $27.1 million for the six months ended June 30, 2000 and 2001, respectively.

(iv) Stilwell's investment in DST is held by SMI.

      The Company earned $201.8 million for the six months ended June 30, 2001 compared to $340.4 million for the six months ended June 30, 2000. Exclusive of one-time items as noted in (i) and (ii) in the table above, earnings decreased approximately 26%. This decrease reflects lower revenues due to lower asset under management levels, an increase in depreciation and amortization (as discussed in the second quarter above) and interest expense associated with funding purchases of Janus common stock.

      Average assets under management decreased 21% compared to prior year (from $299.3 billion to $235.2 billion), leading to a $248.1 million (22%) decline in revenues. Operating income decreased by $189.2 million ($148.9 million exclusive of one-time costs) period-to-period. Stilwell reported a lower operating margin in the first half of 2001 compared to 2000, indicative of the pressures expected due to the lower level of assets under management and resulting lower revenue totals, as well as to higher depreciation and amortization and certain components of expenses that are fixed. The margin, however, remained above 40%, reflecting the strong operational flexibility of Stilwell, particularly Janus. Exclusive of one-time items, Stilwell's equity in net earnings of DST increased 18% during the six months ended June 30, 2001 versus 2000.


JANUS AND BERGER

      Average assets under management for Janus and Berger during the six months ended June 30, 2001 totaled $233.9 billion, approximately 21% lower than comparable 2000. The lower level of average assets under management for Janus and Berger was substantially due to market depreciation, which is consistent with the general downturn in the various markets and indices. See the brief discussions of Janus and Berger separately below.

      Investment management fees, shareowner servicing fees and other revenues declined period-to-period, reflecting the decrease in average assets under management. Aggregate revenues continued to total approximately 73 to 74 basis points of average assets under management.

      The operating margin for Janus and Berger decreased to 44.3% (exclusive of severance, facility closing and other costs) from 46.9% in comparable 2000. Operating expenses totaled $513.7 million ($473.4 million exclusive of one-time items) for the six months ended June 30, 2001 compared to $582.8 million in the prior year period. Reduced operating expenses occurred in the same key components identified in the second quarter discussion above. Compensation and third party concession fees - the two largest components of Stilwell's operating expenses - represented approximately 34% of revenues for the six months ended June 30, 2001, which is an improvement over the approximately 36% experienced during the same 2000 period. As noted in the second quarter 2001, depreciation increased due to Janus's technology and operational infrastructure efforts over the last three years, thereby reducing the operating margin.

      Other income and minority interest in consolidated earnings declined during the six months ended June 30, 2001 compared to 2000 for the same reasons identified in the second quarter discussion above.


NELSON, DST AND OTHER

      The net loss from Nelson increased in 2001 versus 2000 as a result of its ongoing efforts to expand its existing operations and develop products and services that complement its core business. As noted above, the losses incurred as Nelson expands are not expected to have a material impact on Stilwell's results of operations or financial position.

      Equity earnings from DST for the six months ended June 30, 2001 were $42.2 million versus $33.5 million in 2000. Exclusive of the one-time items discussed above, equity earnings from DST increased $5.3 million to $34.1 million. This improvement was largely attributable to higher earnings in DST's financial services segment, driven by increased revenues.

      Other Stilwell operating expenses increased over the comparable prior year, primarily as a result of higher amortization expense resulting from the Janus stock purchases. Partially offsetting this increase in amortization expense, however, was lower consulting and compensation costs.

      Interest expense to third parties increased by $10.7 million, primarily as a result of the items identified in the second quarter discussion.


Subsidiary Information

      A brief discussion of significant Janus, Berger and Nelson items during the six months ended June 30, 2001 follows:

       Janus
       Janus revenues are largely dependent on the total value and composition of assets under management, which are primarily invested in domestic and international equity and debt securities. During the six months ended June 30, 2001, assets under management decreased by $37.7 billion due to market depreciation of $35.7 billion and net cash outflows of $2.0 billion. Significantly, however, Janus experienced net cash inflows during the second quarter, indicative of the continued appeal of the Janus investment management approach and its franchise brand. Total Janus shareowner accounts remained relatively stable during the period, declining less than 1% since December 31, 2000. While operating margins declined during the first half of 2001 compared to the record levels experienced throughout 2000, Janus's well-planned cost structure and ongoing review of that structure has produced margins that consistently surpass industry averages.

       As a result of the work force reductions in February and April 2001 and the closing of the Austin location in April 2001, Janus realized expense benefits during the second quarter of 2001. Note, however, that the aggregate effects of this reorganization will not be realized until a later date (e.g., after severance agreements have been completed, sub-leasing arrangements have been finalized). While the number of full-time employees in the operational and service areas of Janus declined as a result of these business decisions, Janus has increased its personnel in the investment area - the competency considered to be most critical to Janus's ongoing success.

       During 2000, Janus closed five funds, including the Janus Fund, its flagship equity product, and introduced three new funds (Janus Strategic Value Fund, Janus Orion Fund and Janus Fund 2). In addition, Janus introduced Janus Global Value Fund in June 2001. These actions, together with its efforts to provide leading-edge technology for electronic transaction and servicing capabilities, highlight Janus's ongoing focus to act in its shareowners' best interests.

       Berger
       Berger assets under management increased by $0.1 billion during the six months ended June 30, 2001, reflecting net cash inflows of $0.5 billion, partially offset by market depreciation of $0.4 billion. Berger's ability to maintain net cash inflows during the year, as well as to increase its shareowner accounts to more than 268,000, reflects the results of Berger's efforts to broaden its fund platform to include value products. Berger experienced a decrease in its operating margin during the second quarter and year to date 2001, primarily due to increases in third-party concession costs based on growth in assets through such arrangements.

       Nelson
       Nelson continues to focus on building brand awareness through its relationships with premier corporations and the ongoing presentations to these corporations' employees. Further, marketing and promotional efforts developed to secure clients through direct channels are broadening the Nelson platform of capabilities and opportunities. The number of advisors working with clients has grown from 25 in 1998 to 44 as of June 30, 2001. The number of clients during that same period has grown by nearly 50%.


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

     Due to the downturn in the financial equity markets during the second half of 2000 and first half of 2001, Stilwell's assets under management have declined from levels experienced during 2000. Accordingly, revenues during 2001 are expected to decrease from the comparable 2000 periods to the extent that the markets continue to be unfavorable to equity growth managers. A decrease in revenues is likely to result in lower operating income and net income.

     As a result of the rapid revenue growth during the last two years, Stilwell's operating margins have been strong. Operating margins in second quarter and year to date 2001 declined from levels experienced throughout 2000. Management expects that Stilwell will continue to experience margin pressures in the future as the various subsidiaries strive to ensure that the operational and administrative infrastructure continues to meet the high standards of quality and service historically provided to investors.

     Stilwell expects to continue to participate in the earnings or losses from its DST investment.

LIQUIDITY AND CAPITAL RESOURCES

      Summary cash flow data is as follows (in millions):

                                             Six months ended June 30,
                                     ------------------------------------------
                                          2000                      2001
                                     ----------------         -----------------
Cash flows provided by (used for):
    Operating activities                $  328.0                  $  292.0
    Investing activities                   (76.2)                   (859.1)
    Financing activities                  (132.4)                    641.5
                                     ----------------         -----------------
      Net increase                         119.4                      74.4
      At beginning of year                 324.1                     364.3
                                     ----------------         -----------------
      At end of period                  $  443.5                  $  438.7
                                     ================         =================

      During the six months ended June 30, 2001, the Company's consolidated cash position increased $74.4 million from December 31, 2000. This increase is largely attributable to proceeds (approximately $673.6 million) from the issuance of the Convertible Notes and net income, partially offset by the use of funds for the acquisition of 802,042 shares of Janus common stock and distributions to minority stockholders.

      Net operating cash inflows for the six months ended June 30, 2001 were $36.0 million lower than comparable 2000. This decrease was chiefly attributable to lower net income, decreases in liabilities primarily due to accrued compensation payments and an increase in other assets resulting from payments made by Janus on behalf of its employees in connection with a ss.83(b) election for tax purposes (see "Significant Developments" above). This decrease was partially offset by a decline in deferred commission payments and lower accounts receivable balances period-to-period.

      Net investing cash outflows were $859.1 million during the six months ended June 30, 2001 compared to $76.2 million during the comparable 2000 period. This difference results primarily from a $840.9 million increase in investments in affiliates, largely attributable to the purchase of 802,042 shares of Janus common stock from various minority stockholders. This increase was partially offset by a $55.6 million reduction in capital expenditures for the six months ended June 30, 2001 versus 2000.

      Through June 30, 2001, financing cash inflows include the net proceeds received in connection with the issuance of the Convertible Notes and a net $50 million borrowing under the credit facilities in connection with the purchase of shares of Janus common stock from various minority stockholders. In first quarter 2000, Stilwell repaid the $125 million of indebtedness assumed by Stilwell from KCSI. Distributions to minority stockholders of $87.1 million in the first half of 2001 exceeded the $16.9 million in 2000 due to the timing of dividend payments by Janus.

      The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 2001. Cash flows from operations are expected to continue during the remainder of 2001 from positive operating income, which has historically resulted in favorable operating cash flows. Based on activity during the first half of 2001, the Company does not expect that deferred commission payments will be at the levels experienced in 2000.

      Capital expenditure levels are expected to be lower than in 2000, largely due to the extensive infrastructure efforts over the last three years at Janus. As noted in "Significant Developments" above, Janus expects to repurchase up to 139,000 shares of its common stock from various employees during third quarter 2001, the total cost of which is expected to be approximately $140 million.

      As discussed in "Significant Developments" above, the Company issued its Convertible Notes in April 2001. Approximately $610 million of the $673.6 million of proceeds from the offering were used to fund the acquisition of Janus shares from Mr. Bailey. The remaining $63.6 million is available for general corporate purposes. In addition to its cash at June 30, 2001, the Company has available $350 million at the holding company and $200 million at Janus through its credit facilities. Because of certain financial covenants contained in the credit facilities, however, maximum utilization of the Company's credit facilities may be restricted. In addition, the covenants may also limit the amount of other indebtedness incurred by Stilwell. Stilwell, as a continuation of its practice of providing credit facilities to its subsidiaries, has provided an intercompany credit facility to Janus for use by Janus for general corporate purposes, effectively reducing the amount of credit available for Stilwell's other purposes.

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

      In July 2000, the Company announced a $1 billion stock repurchase program to be completed over a period of two years. The Company did not repurchase any shares during the six months ended June 30, 2001. As of June 30, 2001, the Company had repurchased approximately 7.2 million shares of its common stock for a total cost of approximately $323.3 million. While the Company anticipates funding the repurchases with cash flow from operations, it is possible that the existing credit facilities, and/or any additional financing alternatives, could be used for these purposes.


OTHER

      Minority Purchase Agreements. A stock purchase agreement with Mr. Bailey and another Janus stockholder (the "Janus Stock Purchase Agreement") contains, among other provisions, mandatory put rights whereby under certain circumstances, Stilwell would be required to purchase the minority interests of such Janus minority stockholders at a fair market value purchase price equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement. Under the Janus Stock Purchase Agreement, termination of Mr. Bailey's employment could require a purchase and sale of the Janus common stock held by him. If all of the mandatory purchase and sale provisions and all the puts under the Janus Stock Purchase Agreement were implemented, Stilwell would have been required to pay approximately $613 million. In the future, these amounts may be higher or lower depending on Janus's earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights.

      The Janus Stock Purchase Agreement and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of Stilwell (as to the Janus Stock Purchase Agreement) or KCSI (as to purchase and restriction agreements), Stilwell may be required to purchase such holders' Janus stock or, as to the stockholders that are parties to the Janus Stock Purchase Agreement, at such holders' option, to sell its stock of Janus to such minority stockholders. For purposes of the Janus Stock Purchase Agreement, a Change in Ownership may occur only through a change in the composition of the Stilwell Board not approved by the pre-existing Stilwell Board, or a change in stock ownership not approved by the pre-existing Stilwell Board. The fair market value price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. If Stilwell had been required to purchase the holders' Janus common stock after a Change in Ownership as of June 30, 2001, the purchase price would have been approximately $870 million.

      As of June 30, 2001, Stilwell had $350 million in credit facilities available and had cash balances at the Stilwell holding company level in excess of $350 million. The market value of Stilwell's 33% investment in DST was more than $2 billion, using DST's closing price on the New York Stock Exchange on June 30, 2001. To the extent that available credit facilities, existing cash balances and proceeds from borrowing against or liquidating a portion of Stilwell's investment in DST (within the covenant limitations pursuant to the credit facilities) were insufficient to fund its purchase obligations, Stilwell had access to the capital markets and, with respect to the Janus Stock Purchase Agreement, had 120 days to raise additional sums. Stilwell would account for any such acquisition under the purchase method of accounting.

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

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 will become effective for business combinations initiated after June 30, 2001 and requires purchase method accounting. Under FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized. Instead, such goodwill and other intangible assets will be tested annually for impairment. FAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that adoption of these provisions will have on its financial statements.
--------------------------------------------------------------------------------



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



Item 6.           Exhibits and Reports on Form 8-K

a)   Exhibits


          Exhibit 10.1 -    Second Amendment to Five-Year Competitive Advance
                            and Revolving  Credit Facility dated April 20, 2001,
                            among  Stilwell   Financial  Inc.,  Janus  Capital
                            Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference as Exhibit 10.1

          Exhibit 10.2 -    Stilwell Financial Inc.  1998  Long  Term  Incentive
                            Stock Plan, as amended and restated effective as of May 9, 2001, is hereby incorporated by reference as
                            Exhibit 10.2



b) Reports on Form 8-K


      The Company furnished a Current Report on Form 8-K, dated April 23, 2001, under Item 9, to report Stilwell's financial results for the three months ended March 31, 2001, to report that Stilwell had commenced a zero-coupon convertible debt offering, to report that Stilwell had entered into a purchase agreement for the sale of $810 million principal amount of zero-coupon convertible senior notes due 2031, to report that Stilwell announced that Stilwell had completed its zero-coupon convertible debt offering and the acquisition of shares of Janus Capital Corporation common stock, as well as to report the monthly asset under management information as of April 30, 2001.

      The Company furnished a Current Report on Form 8-K, dated May 10, 2001, under Item 9, to report that Stilwell held its Annual Meeting of Shareholders and declared a quarterly dividend.

      The Company furnished a Current Report on Form 8-K, dated May 31, 2001, under Item 9, to report ending assets under management on May 31, 2001 and average assets under management for the two and five months then ended. In addition, the Current Report on Form 8-K reported that Stilwell named a Chief Financial Officer.

      The Company furnished a Current Report on Form 8-K, dated June 30, 2001, under Item 9, to report ending assets under management on June 30, 2001 and average assets under management for the three and six months then ended. In addition, the Current Report on Form 8-K reported that Stilwell received a credit rating from Standard & Poor's and providing information on the second quarter earnings presentation conference call.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 14, 2001.




                             Stilwell Financial Inc.


                             /s/ Daniel P. Connealy
                      ----------------------------------------
                               Daniel P. Connealy
                   Vice President and Chief Financial Officer
                          (Principal Financial Officer)



                             /s/ Douglas E. Nickerson
                      -----------------------------------------
                              Douglas E. Nickerson
                          Vice President and Controller
                         (Principal Accounting Officer)