Form 10-Q/A
period 2001-06-30
STILWELL FINANCIAL INC
filed 2001-11-01
CIK 1065865

FORM 10-Q/A

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

                             STILWELL FINANCIAL INC.

                                   Form 10-Q/A

                                  June 30, 2001

                                      Index


                                                                            Page

PART I - FINANCIAL INFORMATION
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


PART II - OTHER INFORMATION
---------------------------

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

                             STILWELL FINANCIAL INC.

                                    FORM 10-Q

                                  JUNE 30, 2001


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


INTRODUCTORY COMMENTS
---------------------

Reclassification of Indebtedness in Consolidated Condensed Balance Sheets
-------------------------------------------------------------------------

         Stilwell Financial Inc. (the "Company" or "Stilwell") has restated its Consolidated Condensed Balance Sheet as of June 30, 2001 to present $691.2 million of indebtedness as a current liability. The indebtedness relates to the Company's zero-coupon convertible securities ("securities") that include a provision allowing the holders of the securities to put the securities to the Company on April 30, 2002 (see Note 12 of the Consolidated Condensed Financial Statements). These amounts had previously been classified as long-term obligations. This reclassification has no impact on operating income, net income, earnings per share or stockholders' equity.


General
-------

     The Consolidated Condensed Financial Statements included herein have been prepared by Stilwell, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year 2001.

                             STILWELL FINANCIAL INC.
                      Consolidated Condensed Balance Sheets
               (Dollars in Millions, except per share information)
                                   (Unaudited)

                                                                           December 31,            June 30,
                                                                               2000                   2001
                                                                         ---------------        ---------------
                                                                                                   (Restated)
Assets
Current assets:
 Cash and cash equivalents                                                $    364.3             $    438.7
 Accounts receivable                                                           194.4                  158.4
 Investments in advised funds                                                   30.2                   30.8
 Other current assets                                                           52.2                   69.5
                                                                         ---------------        ---------------
       Total current assets                                                    641.1                  697.4

Investments held for operating purposes                                        511.1                  463.5
Property and equipment (net of $79.4 and $101.7 accumulated
    depreciation and amortization, respectively)                               137.7                  117.0
Intangibles and other assets, net                                              291.1                1,310.3
                                                                         ---------------        ---------------
       Total assets                                                       $  1,581.0             $  2,588.2
                                                                         ===============        ===============

LIABILITIES AND
    STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                        $      -               $    741.2
 Accounts payable                                                               27.3                   27.6
 Accrued compensation and benefits                                              98.0                   54.2
 Income taxes payable                                                            9.7                   25.2
 Accrued liability to third party administrators                                33.2                   25.6
 Other accrued liabilities                                                      27.9                   40.1
                                                                         ---------------        ---------------
       Total current liabilities                                               196.1                  913.9

Other liabilities:
 Deferred income taxes                                                         211.1                  361.6
 Other liabilities                                                              42.7                   35.6
                                                                         ---------------        ---------------
       Total liabilities                                                       449.9                1,311.1
                                                                         ---------------        ---------------

Minority interest in consolidated subsidiaries                                  73.3                   35.5
                                                                         ---------------        ---------------

Stockholders' equity (Note 3):
  Preferred stock ($1.00 par, 10,000,000 shares
    authorized, none issued)
 Common stock ($0.01 par, 1,000,000,000 shares authorized,
    224,790,650 shares issued and 219,559,642 shares outstanding)                2.2                    2.2
 Additional paid-in capital
 Retained earnings                                                             952.3                1,184.7
 Accumulated other comprehensive income                                        103.3                   54.7
                                                                         ---------------        ---------------
       Total stockholders' equity                                            1,057.8                1,241.6
                                                                         ---------------        ---------------
       Total liabilities and stockholders' equity                         $  1,581.0             $  2,588.2
                                                                         ===============        ===============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.
                   Consolidated Condensed Statements of Income
               (Dollars in Millions, except per share information)
                                   (Unaudited)

                                                                       Three months                        Six months
                                                                      ended June 30,                     ended June 30,
                                                               -----------------------------       ----------------------------
                                                                    2000            2001               2000             2001
                                                                ------------    ------------       ------------     ------------
Revenues:
     Investment management fees                                   $ 462.7         $ 337.8            $ 912.6          $ 705.6
     Shareowner servicing fees                                       85.8            58.2              169.4            122.3
     Other                                                           14.5            15.5               26.1             32.1
                                                                ------------    ------------       ------------     ------------
          Total                                                     563.0           411.5            1,108.1            860.0
                                                                ------------    ------------       ------------     ------------

Operating expenses:
     Compensation                                                   124.1            80.5              249.0            179.8
     Marketing and promotion                                         25.9            25.6               54.7             50.0
     Third party concession fees                                     81.4            61.7              153.7            127.7
     Depreciation and amortization                                   19.9            32.1               35.5             57.0
     Professional services                                           16.8            12.2               32.0             24.8
     Other                                                           39.1            31.3               82.5             68.9
     Severance, facility closing and other costs                                     39.4                                40.3
                                                                ------------    ------------       ------------     ------------
          Total                                                     307.2           282.8              607.4            548.5
                                                                ------------    ------------       ------------     ------------

Operating income                                                    255.8           128.7              500.7            311.5

Equity in earnings of unconsolidated affiliates                      15.8            24.4               34.6             42.2
Interest expense - Kansas City Southern Industries, Inc.                                                (0.7)
Interest expense - third parties                                     (1.3)           (9.8)              (3.2)           (14.8)
Gain on litigation settlement                                                                           44.2
Gain on sale of Janus Capital Corporation
   common stock                                                                                         15.1
Other, net                                                           11.5             6.3               21.4             13.1
                                                                ------------    ------------       ------------     ------------
                   Income before taxes and minority                 281.8           149.6              612.1            352.0
interest

Income tax provision                                                102.3            51.3              216.6            123.5
Minority interest in consolidated earnings                           27.8             7.9               55.1             26.7
                                                                ------------    ------------       ------------     ------------

Net income                                                        $ 151.7         $  90.4            $ 340.4          $ 201.8
                                                                ============    ============       ============     ============

Per Share Data (Note 3):
    Weighted Average Common shares
       outstanding (in thousands)                                 223,000         219,387            223,000          219,223

    Basic Earnings per share                                      $   0.68        $   0.41           $   1.53         $   0.92

    Diluted Common shares
       outstanding (in thousands)                                 223,000         224,615            223,000          224,649

    Diluted Earnings per share                                    $   0.67        $   0.39           $   1.50         $   0.88


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

                             STILWELL FINANCIAL INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1. Stilwell Financial Inc. (the "Company" or "Stilwell") has restated its Consolidated Condensed Balance Sheet as of June 30, 2001 to present $691.2 million of indebtedness as a current liability. The indebtedness relates to the Company's zero-coupon convertible securities ("securities") that include a provision allowing the holders of the securities to put the securities to the Company on April 30, 2002 (see Note 12). These amounts had previously been classified as long-term obligations. This reclassification has no impact on operating income, net income, earnings per share or stockholders' equity.

     In the opinion of the management of Stilwell, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2000 and June 30, 2001, the results of operations for the three and six months ended June 30, 2000 and 2001, and the cash flows for the six months ended June 30, 2001.

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

        Supplemental cash flow information (in millions):
                                                          Six months
                                                        ended June 30,
                                                --------------------------------
                                                2000 (a)              2001 (b)
                                                --------              ----------
        Interest paid                           $    2.4              $      9.3
        Income taxes paid                       $  174.7              $     70.9

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

                                        Three months ended June 30,                    Six months ended June 30,
                                  ----------------------------------------      ----------------------------------------
                                      2000                      2001                2000                      2001
                                  --------------            --------------      --------------            --------------
                                                                  (dollars in millions)

Unrealized gain (loss) recorded
  in investments                      $   1.6                  $  15.5            $   9.6                   $  (72.7)
    Deferred income taxes                (0.7)                    (6.1)              (3.7)                      28.3
                                  --------------            --------------      --------------            --------------
Unrealized gain (loss) recorded
  in accumulated other
  comprehensive income
                                          0.9                      9.4                5.9                      (44.4)

Less:  reclassification
  adjustment for (gains) losses
  included in net income
                                          0.2                     (0.4)              (1.1)                      (0.8)

Foreign currency translation
  adjustment                             (2.0)                    (2.5)              (2.6)                      (3.4)

Net income                              151.7                     90.4              340.4                      201.8
                                  --------------            --------------      --------------            --------------

Comprehensive income                  $ 150.8                  $  96.9            $ 342.6                   $  153.2
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

Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                               Three months ended June 30, 2000
                                                               --------------------------------
                                                                            Nelson,
                                                           Janus and        DST and      Consolidated
                                                             Berger          Other         Stilwell
                                                           ----------       ----------     ----------
            Revenues                                       $    557.5       $      5.5     $    563.0

            Operating expenses                                  298.2              9.0          307.2
                                                           ----------       ----------     ----------

            Operating income (loss)                             259.3             (3.5)         255.8

            Equity earnings of
              unconsolidated affiliates                            0.4            15.4           15.8
            Interest expense - third parties                                      (1.3)          (1.3)
            Other, net                                             6.8             4.7           11.5
                                                           -----------      ----------     ----------
               Pretax income                                     266.5            15.3          281.8
            Income tax provision                                 101.1             1.2          102.3
            Minority interest                                     27.9            (0.1)          27.8
                                                           -----------      ----------     ----------

            Net income                                     $     137.5      $     14.2     $    151.7
                                                           ===========      ==========     ==========



                                                                Three months ended June 30, 2001
                                                                --------------------------------
                                                                             Nelson,
                                                            Janus and        DST and       Consolidated
                                                             Berger          Other          Stilwell
                                                             ------          -----
            Revenues                                       $     406.7      $      4.8     $    411.5

            Operating expenses                                   260.2            22.6          282.8
                                                           -----------      ----------     ----------

            Operating income (loss)                              146.5           (17.8)         128.7

            Equity earnings of
              unconsolidated affiliates                                           24.4           24.4
            Interest expense - third parties                      (0.9)           (8.9)          (9.8)
            Other, net                                             1.5             4.8            6.3
                                                           -----------      ----------     ----------
               Pretax income                                     147.1             2.5          149.6
            Income tax provision (benefit)                        54.6            (3.3)          51.3
            Minority interest                                      8.1            (0.2)           7.9
                                                           -----------      ----------     ----------

            Net income                                     $      84.4      $      6.0     $     90.4
                                                           ===========      ==========     ==========


                                                                Six months ended June 30, 2000
                                                                ------------------------------
                                                                            Nelson,
                                                           Janus and        DST and      Consolidated
                                                             Berger          Other         Stilwell
                                                             ------          -----         --------
            Revenues                                       $   1,097.4      $     10.7     $  1,108.1

            Operating expenses                                   582.8            24.6          607.4
                                                           -----------      ----------     ----------

            Operating income (loss)                              514.6           (13.9)         500.7

            Equity earnings of
              unconsolidated affiliates                            1.1            33.5           34.6
            Interest expense - Parent                                             (0.7)          (0.7)
            Interest expense - third parties                                      (3.2)          (3.2)
            Gain on litigation settlement                                         44.2           44.2
            Gain on sale of Janus common stock                                    15.1           15.1
            Other, net                                            11.2            10.2           21.4
                                                           -----------      ----------     ----------
               Pretax income                                     526.9            85.2          612.1
            Income tax provision                                 199.9            16.7          216.6
            Minority interest                                     55.3            (0.2)          55.1
                                                           -----------      ----------     ----------

            Net income                                     $     271.7      $     68.7     $    340.4
                                                           -----------      ----------     ----------


                                                                 Six months ended June 30, 2001
                                                                 ------------------------------
                                                                             Nelson,
                                                            Janus and        DST and      Consolidated
                                                             Berger           Other         Stilwell
                                                             ------           -----         --------
            Revenues                                       $     849.9      $     10.1     $    860.0
            Operating expenses                                   513.7            34.8          548.5
                                                           -----------      ----------     ----------

            Operating income (loss)                              336.2           (24.7)         311.5

            Equity earnings of
              unconsolidated affiliates                                           42.2           42.2
            Interest expense - third parties                      (0.9)          (13.9)         (14.8)
            Other, net                                             6.1             7.0           13.1
                                                           -----------      ----------     ----------
               Pretax income                                     341.4            10.6          352.0
            Income tax provision (benefit)                       127.0            (3.5)         123.5
            Minority interest                                     27.1            (0.4)          26.7
                                                           -----------      ----------     ----------

            Net income                                     $     187.3      $     14.5     $    201.8
                                                           -----------      ----------     ----------


     The following summary provides information concerning Stilwell's principal geographic areas as of and for the six months ended June 30 (in millions):

                                          2000                      2001
                                          ----                      ----
Revenues (1):
United States                           $   1,072.7               $     819.5
United Kingdom                                 35.4                      40.5
                                        -----------               -----------
    Total                               $   1,108.1               $     860.0
                                        ===========               ===========

Long-lived assets:
United States                           $     292.2               $   1,388.2
United Kingdom                                 35.0                      39.1
                                        -----------               -----------
    Total                               $     327.2               $   1,427.3
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

     These amounts are classified as current liabilities in the Consolidated Condensed Balance Sheet as of June 30, 2001 because the holders of the Convertible Notes may put the Convertible Notes to Stilwell on April 30, 2002. Approximately $610 million of the proceeds received from the offering were used to purchase 600,000 shares of Janus common stock. See Note 7. The remaining proceeds are available for general corporate purposes.


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

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


Reclassification of Indebtedness in Consolidated Condensed Balance Sheets
-------------------------------------------------------------------------

         Stilwell Financial Inc. (the "Company" or "Stilwell") has restated its Consolidated Condensed Balance Sheet as of June 30, 2001 to present $691.2 million of indebtedness as a current liability. The indebtedness relates to the Company's zero-coupon convertible securities ("securities") that include a provision allowing the holders of the securities to put the securities to the Company on April 30, 2002 (see Note 12 of the Consolidated Condensed Financial Statements). These amounts had previously been classified as long-term obligations. This reclassification has no impact on operating income, net income, earnings per share or stockholders' equity.



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

      These amounts are classified as current liabilities in the Consolidated Condensed Balance Sheet as of June 30, 2001 because the holders of the Convertible Notes may put the Convertible Notes to Stilwell on April 30, 2002. Approximately $610 million of the proceeds received from the offering were used to purchase 600,000 shares of Janus common stock as discussed below. The remaining proceeds are available for general corporate purposes.

      Stilwell Receives Credit Ratings. On June 28, 2001, Stilwell obtained "A-/A-2" counterparty ratings from Standard & Poor's. On August 9, 2001, Stilwell was assigned a "Baa1" rating from Moody's Investor Service. Each rating service indicated that the rating outlook for Stilwell is stable.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared with the Three Months Ended
 June 30, 2000

      The Company's revenues, operating income and net income (with subsidiary information exclusive of holding company amortization attributed to the respective subsidiary) were as follows (dollars in millions):

                                                  Three months ended June 30,
                                         -----------------------------------------------
                                                2000 (i)                    2001 (ii)
                                         ---------------------      --------------------
            Revenues:
               Janus and Berger:
                 Janus                         $    541.0                 $    390.6
                 SMI and Berger                      16.5                       16.1
                                         ---------------------      --------------------
                    Sub-total                       557.5                      406.7
               Other                                  5.5                        4.8
                                         ---------------------      --------------------
               Total                           $    563.0                 $    411.5
                                         =====================      ====================

            Operating income (loss):
               Janus and Berger:
                 Janus                         $    254.4                 $    143.9
                 SMI and Berger                       4.9                        2.6
                                         ---------------------      --------------------
                    Sub-total                       259.3                      146.5
               Other                                 (3.5)                     (17.8)
                                         ---------------------      --------------------
               Total                           $    255.8                 $    128.7
                                         =====================      ====================

            Net income (loss):
               Janus and Berger:
                 Janus (iii)                   $    132.3                 $     82.7
                 SMI and Berger (iv)                  5.2                        1.7
                                         ---------------------      --------------------
                    Sub-total                       137.5                       84.4
                                         ---------------------      --------------------
               Other:
                 DST (iv)                            14.2                       22.5
                 Other                                                         (16.5)
                                         ---------------------      --------------------
                    Sub-total                        14.2                        6.0
                                         ---------------------      --------------------
               Total                           $    151.7                 $     90.4
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

      Assets under management at June 30, 2000, December 31, 2000 and June 30, 2001 were as follows (in billions):

                                                        June 30,             December 31,             June 30,
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

(iii)Janus net income is reported after minority interest of approximately $55.3 and $27.1 million for the six months ended June 30, 2000 and 2001, respectively.

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

      The operating margin for Janus and Berger decreased to 44.3% (exclusive of severance, facility closing and other costs) from 46.9% in comparable 2000. Operating expenses totaled $513.7 million ($473.4 million exclusive of one-time items) for the six months ended June 30, 2001 compared to $582.8 million in the prior year period. Reduced operating expenses occurred in the same key components identified in the second quarter discussion above. Compensation and third party concession fees - the two largest components of Stilwell's operating expenses - represented approximately 34% of revenues for the six months ended June 30, 2001, which is an improvement over the approximately 36% experienced during the same 2000 period. As noted in the second quarter 2001, depreciation increased due to Janus's technology and operational infrastructure efforts over the last three years, thereby pressuring the operating margin.

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

Subsidiary Information

      A brief discussion of significant Janus, Berger and Nelson items during the six months ended June 30, 2001 follows:

       Janus
       -----
       Janus revenues are largely dependent on the total value and composition of assets under management, which are primarily invested in domestic and international equity and debt securities. During the six months ended June 30, 2001, assets under management decreased by $37.7 billion due to market depreciation of $35.7 billion and net cash outflows of $2.0 billion. Significantly, however, Janus experienced net cash inflows during the second quarter, indicative of the continued appeal of the Janus investment management approach and its franchise brand. Total Janus shareowner accounts remained relatively stable during the period, declining less than 1% since December 31, 2000. While operating margins declined during the first half of 2001 compared to the record levels experienced throughout 2000, Janus's well-planned cost structure and ongoing review of that structure has produced margins that consistently surpass industry averages.

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

       Berger
       ------
       Berger assets under management increased by $0.1 billion during the six months ended June 30, 2001, reflecting net cash inflows of $0.5 billion, partially offset by market depreciation of $0.4 billion. Berger's ability to maintain net cash inflows during the year, as well as to increase its shareowner accounts to more than 268,000, reflects the results of Berger's efforts to broaden its fund platform to include value products. Berger experienced a decrease in its operating margin during the second quarter and year to date 2001, primarily due to increases in third-party concession costs based on growth in assets through such arrangements.

       Nelson
       ------
       Nelson continues to focus on building brand awareness through its relationships with premier corporations and the ongoing presentations to these corporations' employees. Further, marketing and promotional efforts developed to secure clients through direct channels are broadening the Nelson platform of capabilities and opportunities. The number of advisors working with clients has grown from 25 in 1998 to 44 as of June 30, 2001. The number of clients during that same period has grown by nearly 50%.


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



LIQUIDITY AND CAPITAL RESOURCES

      Summary cash flow data is as follows (in millions):

                                                Six months ended June 30,
                                        ----------------------------------------
                                             2000                      2001
                                        ----------------         ---------------
Cash flows provided by (used for):
    Operating activities                   $  328.0                  $  292.0
    Investing activities                      (76.2)                   (859.1)
    Financing activities                     (132.4)                    641.5
                                        ----------------         ---------------
      Net increase                            119.4                      74.4
      At beginning of year                    324.1                     364.3
                                        ----------------         ---------------
      At end of period                     $  443.5                  $  438.7
                                        ================         ===============

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

      Capital expenditure levels are expected to be lower than in 2000, largely due to the extensive infrastructure efforts over the last three years at Janus. As noted in "Significant Developments" above, Janus expects to repurchase up to 143,000 shares of its common stock from various employees during third quarter 2001, the total cost of which is expected to be approximately $145 million.

      As discussed in "Significant Developments" above, the Company issued its Convertible Notes in April 2001. The Company is currently evaluating alternatives for refinancing the Convertible Notes in the event that the holders exercise their puts. Approximately $610 million of the $673.6 million of proceeds from the offering were used to fund the acquisition of Janus shares from Mr. Bailey. The remaining $63.6 million is available for general corporate purposes. These amounts are classified as current liabilities in the Consolidated Condensed Balance Sheet as of June 30, 2001 because the holders of the Convertible Notes may put the Convertible Notes to Stilwell on April 30, 2002.

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

PART II - OTHER INFORMATION
---------------------------

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 31, 2001.




                             Stilwell Financial Inc.


                             /s/ Daniel P. Connealy
                          -----------------------------
                               Daniel P. Connealy
                   Vice President and Chief Financial Officer
                          (Principal Financial Officer)



                              /s/ Douglas E. Nickerson
                          -----------------------------
                              Douglas E. Nickerson
                          Vice President and Controller
                         (Principal Accounting Officer)