Form 10-Q
period 2001-09-30
STILWELL FINANCIAL INC
filed 2001-11-14
CIK 1065865

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


          Class                                  Outstanding at October 31, 2001
--------------------------------------------------------------------------------
Common Stock, $0.01 per share per value                       221,334,578 Shares
--------------------------------------------------------------------------------

                             STILWELL FINANCIAL INC.
                             -----------------------
                                    Form 10-Q
                                    ---------
                               September 30, 2001
                               ------------------
                                      Index
                                      -----

                                                                            Page

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.    Financial Statements

     Introductory Comments                                                     1

     Consolidated Condensed Balance Sheets -
         December 31, 2000 and September 30, 2001                              2

     Consolidated Condensed Statements of Income -
         Three and Nine Months Ended September 30, 2000 and 2001               3

     Computation of Basic and Diluted Earnings per Common Share                3

     Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 30, 2000 and 2001                         4

     Consolidated Condensed Statements of Changes in Stockholders' Equity -
         Year Ended December 31, 2000 and Nine Months Ended
         September 30, 2001                                                    5

     Notes to Consolidated Condensed Financial Statements                      6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                18

Item 3.    Qualitative and Quantitative Disclosures About Market Risk         34


PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                                  35

Item 5.    Other Information                                                  35

Item 6.    Exhibits and Reports on Form 8-K                                   35


SIGNATURES                                                                    37
----------

                             STILWELL FINANCIAL INC.
                             -----------------------
                                    FORM 10-Q
                                    ---------
                               SEPTEMBER 30, 2001
                               ------------------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


INTRODUCTORY COMMENTS
---------------------

     The Consolidated Condensed Financial Statements included herein have been prepared by Stilwell Financial Inc. (the "Company" or "Stilwell"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year 2001.

                             STILWELL FINANCIAL INC.
                      Consolidated Condensed Balance Sheets
               (Dollars in Millions, except per share information)
                                   (Unaudited)

                                                                           December 31,          September 30,
                                                                              2000                   2001
                                                                         ---------------        ---------------
Assets
Current assets:
 Cash and cash equivalents                                                $    364.3             $    430.4
 Accounts receivable                                                           194.4                  123.2
 Investments in advised funds                                                   30.2                   25.2
 Other current assets                                                           52.2                   61.4
                                                                         ---------------        ---------------
       Total current assets                                                    641.1                  640.2

Investments held for operating purposes                                        511.1                  438.3
Property and equipment (net of $79.4 and $109.6 accumulated
    depreciation and amortization, respectively)                               137.7                  109.3
Intangibles and other assets, net                                              170.4                  865.6
Goodwill, net                                                                  120.7                  603.3
                                                                         ---------------        ---------------
       Total assets                                                       $  1,581.0             $  2,656.7
                                                                         ===============        ===============

Liabilities and
    stockholders' equity
Current liabilities:
 Current portion of long-term debt                                        $      -               $    692.9
 Accounts payable                                                               27.3                   24.7
 Accrued compensation and benefits                                              98.0                   65.5
 Income taxes payable                                                            9.7                   57.5
 Accrued liability to third party administrators                                33.2                   19.0
 Other accrued liabilities                                                      27.9                   30.6
                                                                         ---------------        ---------------
       Total current liabilities                                               196.1                  890.2

Other liabilities:
 Deferred income taxes                                                         211.1                  378.0
 Other liabilities                                                              42.7                   31.0
                                                                         ---------------        ---------------
       Total liabilities                                                       449.9                1,299.2
                                                                         ---------------        ---------------

Minority interest in consolidated subsidiaries                                  73.3                   90.9
                                                                         ---------------        ---------------

Stockholders' equity (Note 3):
  Preferred stock ($1.00 par, 10,000,000 shares
    authorized, none issued)
 Common stock ($0.01 par, 1,000,000,000 shares authorized,
    224,790,650 shares issued and 220,895,721 shares outstanding)                2.2                    2.2
 Additional paid-in capital
 Retained earnings                                                             952.3                1,219.4
 Accumulated other comprehensive income                                        103.3                   45.0
                                                                         ---------------        ---------------
       Total stockholders' equity                                            1,057.8                1,266.6
                                                                         ---------------        ---------------
       Total liabilities and stockholders' equity                         $  1,581.0             $  2,656.7
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

                             STILWELL FINANCIAL INC.
                   Consolidated Condensed Statements of Income
               (Dollars in Millions, except per share information)
                                   (Unaudited)

                                                                  Three months                        Nine months
                                                              ended September 30,                 ended September 30,
                                                          -----------------------------      ------------------------------
                                                              2000            2001                2000             2001
                                                          ------------    -------------      -------------     ------------
Revenues:
     Investment management fees                               $502.3          $296.4           $1,414.9        $ 1,002.0
     Shareowner servicing fees                                  90.2            49.3              259.6            171.6
     Other                                                      17.0            15.9               43.1             48.0
                                                          ------------    ------------       ------------     ------------
          Total                                                609.5           361.6            1,717.6          1,221.6
                                                          ------------    ------------       ------------     ------------

Operating expenses:
     Compensation                                              138.3            78.0              387.3            257.8
     Marketing and promotion                                    22.3            22.4               77.0             72.4
     Third party concession fees                                83.4            53.4              237.1            181.1
     Depreciation and amortization                              21.5            35.0               57.0             92.0
     Professional services                                      17.0             9.9               49.0             34.7
     Other                                                      34.6            31.5              117.1            100.4
     Severance, facility closing and other costs                                                                    40.3
                                                          ------------    ------------       ------------     ------------
          Total                                                317.1           230.2              924.5            778.7
                                                          ------------    ------------       ------------     ------------

Operating income                                               292.4           131.4              793.1            442.9

Equity in earnings of unconsolidated affiliates                 14.3            15.8               48.9             58.0
Interest expense - Kansas City Southern Industries, Inc.                                           (0.7)
Interest expense - third parties                                (1.9)           (7.0)              (5.1)           (21.8)
Gain on litigation settlement                                                                      44.2
Gain on sale of Janus Capital Corporation
   common stock                                                                                    15.1
Other, net                                                      10.7             5.0               32.1             18.1
                                                          ------------    ------------       ------------     ------------
    Income before taxes and minority interest                  315.5           145.2              927.6            497.2


Income tax provision                                           114.2            47.2              330.8            170.7
Minority interest in consolidated earnings                      31.2            71.2               86.3             97.9
                                                          ------------    ------------       ------------     ------------
Net income                                                    $170.1          $ 26.8           $  510.5        $   228.6
                                                          ============    ============       ============     ============

Per Share Data (Note 3):
    Weighted Average Common shares
       outstanding (in thousands)                             223,407         220,462            223,163          219,685

    Basic Earnings per share                                    $0.76           $0.12              $2.29            $1.04

    Diluted Common shares
       outstanding (in thousands)                             229,297         224,390            225,126          224,612

    Diluted Earnings per share                                $  0.73           $0.11              $2.23            $0.99


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.
                 Consolidated Condensed Statements of Cash Flows
                              (Dollars in millions)
                                   (Unaudited)

                                                                                    Nine months ended September 30,
                                                                               ------------------------------------------
                                                                                         2000                  2001
                                                                                 ---------------        --------------
Cash flows provided by (used for):
Operating activities:
    Net income                                                                        $  510.5               $  228.6
    Adjustments to net income:
       Depreciation and amortization                                                      57.0                   92.0
       Deferred income taxes                                                              25.2                   25.8
       Minority interest in consolidated earnings                                         86.3                   97.9
       Equity in undistributed earnings of unconsolidated affiliates                     (48.9)                 (58.0)
       Lease and equipment charges associated with facility closing                                              20.5
       Gain on sale of Janus Capital Corporation common stock                            (15.1)
       Employee deferred compensation                                                     (2.7)                  (2.9)
    Deferred commissions                                                                 (63.2)                  (3.1)
    Changes in other assets                                                               (8.4)                 (27.9)
    Changes in working capital items:
       Accounts receivable                                                               (69.6)                  71.1
       Other current assets                                                               (6.8)                  (6.0)
       Accounts payable and accrued compensation and benefits                             34.4                  (42.2)
       Income taxes payable, accrued liability to third party administrators
         and other accrued liabilities                                                   169.0                   59.4
    Other, net                                                                            (3.0)                  15.0
                                                                                    --------------         --------------
         Net operating                                                                   664.7                  470.2
                                                                                    --------------         --------------

Investing activities:
    Property acquisitions                                                                (96.4)                 (26.7)
    Investments in affiliates                                                            (89.0)                (979.0)
    Sale of investments in advised funds                                                  14.0                    0.4
    Purchase of investments in advised funds                                             (22.6)                  (4.6)
    Other, net                                                                             8.5                    6.3
                                                                                    --------------         --------------
         Net investing                                                                  (185.5)              (1,003.6)
                                                                                    --------------         --------------
                                                                                        (185.5)
Financing activities:
    Proceeds from borrowing under credit facilities                                                             225.0
    Proceeds from issuance of zero-coupon convertible notes                                                     690.0
    Repayment of credit facilities                                                      (125.0)                (225.0)
    Debt issuance costs                                                                                         (16.4)
    Common stock repurchased                                                            (154.0)
    Proceeds from stock plans                                                             22.2                   23.1
    Amounts treated as transfers from Parent                                               6.4
    Distributions to minority interest                                                   (26.9)                 (87.1)
    Dividends paid to shareholders                                                                               (6.6)
    Other, net                                                                             2.8                   (3.5)
                                                                                    --------------         --------------
         Net financing                                                                  (274.5)                 599.5
                                                                                    --------------         --------------

Cash and cash equivalents:
    Net increase                                                                         204.7                   66.1
    At beginning of year                                                                 324.1                  364.3
                                                                                    --------------         --------------
    At end of period                                                                  $  528.8               $  430.4
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

                             STILWELL FINANCIAL INC.
      Consolidated Condensed Statements of Changes in Stockholders' Equity
                              (Dollars in millions)
                                   (Unaudited)

                                                      Additional       Net investment                Accumulated other     Total
                                        Common         paid-in              by          Retained       comprehensive   stockholders'
                                         stock         capital            Parent         earnings         income           equity
                                         -----         -------            ------         --------         ------           ------
Balance at December 31, 1999              $    -      $      -             $  106.8      $   598.9       $   108.9       $   814.6
 Comprehensive income:
  Net income                                                                                 663.7
  Net unrealized gain on investments                                                                           1.3
  Less:  reclassification adjustment
     for gains included in net income                                                                         (5.8)
  Foreign currency translation
     adjustment                                                                                               (1.1)
   Comprehensive income                                                                                                      658.1
 Amounts treated as dividends
     to Parent                                                                              (115.4)                         (115.4)
 222,999.786 - to - 1 stock split          2.2                                 (2.2)                                           -
 Stock dividend by Parent                                  104.6             (104.6)                                           -
 Common stock options and
     benefit plans                                          39.9                                                              39.9
 Common stock repurchased                                 (144.5)                           (190.5)                         (335.0)
 Common stock dividends                                                                       (4.4)                           (4.4)
                                        ----------    -------------     -------------    -----------     ------------    -----------
Balance at December 31, 2000               2.2                  -                 -          952.3           103.3         1,057.8

 Comprehensive income:
  Net income                                                                                 228.6
  Net unrealized loss on investments                                                                         (58.4)
  Less:  reclassification adjustment
     for gains included in net income                                                                         (1.7)
  Foreign currency translation
     adjustment                                                                                                1.8
   Comprehensive income                                                                                                      170.3
 Common stock options and
     benefit plans                                                                            51.2                            51.2
 Common stock repurchased                                                                     (8.3)                           (8.3)
 Common stock dividends                                                                       (4.4)                           (4.4)
                                        ----------    -------------     -------------    -----------     ------------    -----------
Balance at September 30, 2001           $  2.2        $          -      $          -     $ 1,219.4        $   45.0       $ 1,266.6
                                        ==========    =============     =============    ===========     ============    ===========





        The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.
                             -----------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


1. In the opinion of the management of Stilwell Financial Inc. (the "Company" or "Stilwell"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2000 and September 30, 2001, the results of operations for the three and nine months ended September 30, 2000 and 2001, and the cash flows for the nine months ended September 30, 2000 and 2001. The consolidated condensed balance sheet as of December 31, 2000 was derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

          The primary entities comprising Stilwell as of September 30, 2001 were: Janus Capital Corporation ("Janus"), an approximate 91.6% owned subsidiary (prior to acquisition of additional Janus shares in November 2001 - see Note 15); Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary; Berger LLC, of which SMI owns 100% of the preferred limited liability interests and approximately 87% of the regular limited liability interests; Nelson Money Managers Plc ("Nelson"), an 81% owned subsidiary; and DST Systems, Inc. ("DST"), an equity investment in which SMI holds an approximate 34% interest. Janus is the principal business comprising Stilwell, representing 96% of assets under management at September 30, 2001, and 95% of revenues and 92% of net income for the nine months ended September 30, 2001. Stilwell's businesses offer a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals.


2. The accompanying consolidated condensed financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year 2001.

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

                                         Three months ended September 30,              Nine months ended September 30,
                                      ---------------------------------------       ---------------------------------------
                                            2000                  2001                   2000                   2001
                                      -----------------      ----------------       ----------------      -----------------
                                                                (dollars in millions, except per
                                                                          share data)
Net income                              $     170.1            $      26.8            $      510.5          $     228.6
Dilutive securities at
   subsidiaries and affiliates                 (2.9)                  (2.2)                   (7.9)                (7.3)
                                      -----------------      ----------------       ----------------      -----------------
Adjusted net income                     $     167.2            $      24.6            $      502.6          $     221.3
                                      -----------------      ----------------       ----------------      -----------------

Weighted average common
   shares outstanding                   223,407,288            220,461,626            223,162,787           219,684,693
 Incremental shares from
   assumed conversion of stock
   options                                5,889,224              3,928,383              1,963,075             4,926,921
                                      -----------------      ----------------       ----------------      -----------------
Diluted average common
   shares outstanding                   229,296,512            224,390,009            225,125,862           224,611,614
                                      -----------------      ----------------       ----------------      -----------------

Basic Earnings per    Common
   share                                $      0.76            $      0.12            $      2.29           $      1.04
                                      =================      ================       ================      =================

Diluted Earnings per Common
   share                                $      0.73            $      0.11            $      2.23           $      0.99
                                      =================      ================       ================      =================


          The following weighted average of options to purchase shares of Stilwell common stock were excluded from the computation of diluted earnings per share for the respective period because the exercise prices were greater than the average market prices of the common shares:

           Three months ended September 30,     Nine months ended September 30,
         ----------------------------------   ----------------------------------
              2000                   2001         2000                   2001
         ----------------      ------------   ---------------       ------------
             135,350             1,633,006         45,117             1,097,759

          In addition, diluted earnings per share exclude 15,965,754 shares of common stock reserved for issuance upon conversion of the zero-coupon convertible notes due 2031 (see Note 12 below).


4. Investments in unconsolidated affiliates accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. The Company's equity interest in DST was its primary equity investment at September 30, 2001.

     Condensed consolidated financial information for DST is shown below:

                                                              December 31, 2000            September 30, 2001
                                                              -----------------------    -----------------------
                                                                          (dollars in millions)
     Percentage ownership                                                 32.5%                    33.7%
     Carrying value (a)                                            $     509.3              $     436.3
     Equity in DST net assets                                      $     509.3              $     436.3
     Fair market value (b)                                         $   2,717.7              $   1,754.4

     Financial condition:
       Current assets                                              $     590.7              $     689.3
       Non-current assets                                              1,961.7                  1,806.5
                                                                  ----------------        ------------------
        Total assets                                               $   2,552.4              $   2,495.8
                                                                  ================        ==================




       Current liabilities                                         $     356.2              $    704.8
       Non-current liabilities                                           630.4                   496.8
       Stockholders' equity                                            1,565.8                 1,294.2
                                                                  ----------------        ------------------
        Total liabilities and stockholders' equity                 $   2,552.4              $  2,495.8
                                                                  ================        ==================


                                                            Three months                          Nine months
                                                        ended September 30,                   ended September 30,
                                                  ---------------------------------     --------------------------------
                                                    2000 (c)           2001 (d)            2000 (c)          2001 (d)
                                                  --------------     --------------     ---------------    -------------
        Operating results:
           Revenues                                 $   335.5          $   420.8         $  1,012.9         $  1,243.4
           Costs and expenses                       $   269.6          $   350.6         $    819.2         $  1,018.0
           Net income                               $    44.8          $    48.6         $    148.2         $    176.9


     (a) During the nine months ended September 30, 2001, the Company recorded approximately $67.7 million in goodwill relating to the DST investment as a result of DST stock repurchases. Of this total, approximately $27.9 million was recorded subsequent to the adoption of FAS 141 and FAS 142 on July 1, 2001 and, as a result, will not be amortized (see
          Note 13 below). Stilwell had approximately $91.1 million in goodwill (net of accumulated amortization) related to its investment in DST as of September 30, 2001.
     (b)  Based on DST's closing price on the New York Stock Exchange.
     (c) Net income includes after-tax gains of approximately $0.1 million and $14.7 million in the three and nine months ended September 30, 2000, respectively, from settlement of litigation with a former DST equity affiliate and sales of marketable securities.
     (d) Net income includes after-tax gains of approximately $1.2 million and $25.6 million in the three and nine months ended September 30, 2001, respectively, from the sale of DST's portfolio accounting business and sales of marketable securities.

5. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with an initial maturity of generally three months or less, including investments in money market mutual funds, to be cash equivalents. Cash and cash equivalents of Janus (totaling $244.7 million and $57.3 million at September 30, 2000 and 2001, respectively) are generally used to fund its operations and to pay dividends. Pursuant to contractual arrangements between Stilwell and certain Janus minority stockholders, Janus has distributed at least 90% of its net income to its stockholders each year.

        Supplemental cash flow information (in millions):
                                       Nine months
                                   ended September 30,
                                -------------------------
                                 2000 (a)        2001 (b)
                                ---------       ---------

        Interest paid           $    3.8        $    9.6
        Income taxes paid       $  175.9        $   73.2

     (a) For the nine months ended September 30, 2000, all income tax payments were made to KCSI.
     (b) This total does not include approximately $16.4 million of debt issue costs paid by Stilwell in connection with the issuance of zero-coupon convertible debt securities ("Convertible Notes") - see Note 12. These costs were recorded as a prepaid asset and are being amortized over a period of twelve months, representing the first point in time at which Stilwell may be required to purchase the Convertible Notes.

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

                                     Three months ended September 30,               Nine months ended September 30,
                                  ----------------------------------------      ----------------------------------------
                                      2000                      2001                2000                      2001
                                  --------------            --------------      --------------            --------------
                                                                      (dollars in
                                                                       millions)
Unrealized gain (loss) recorded
    in investments                    $ 27.5                    $ (23.3)           $  37.1                   $  (96.0)
Deferred income taxes                  (10.5)                       9.3              (14.2)                      37.6
                                  --------------            -------------       --------------            --------------
Unrealized gain (loss) recorded
    in accumulated other
    comprehensive income
                                        17.0                      (14.0)              22.9                      (58.4)

Less:  reclassification
    adjustment for (gains)
    losses included in net
    income                               0.1                       (0.9)              (1.0)                      (1.7)

Foreign currency translation
    adjustment                          (0.6)                       5.2               (3.2)                       1.8

Net income                             170.1                       26.8              510.5                      228.6
                                  --------------            -------------       --------------            --------------

Comprehensive income                 $ 186.6                    $  17.1            $ 529.2                   $  170.3
                                  ==============            =============       ==============            ==============


     During the nine months ended September 30, 2000 and 2001, Stilwell recorded approximately $3.6 million and $10.2 million, respectively, directly to stockholders' equity representing Stilwell gains resulting from issuances of stock by Janus. The shares issued by Janus were available as a result of repurchases from stockholders. Stilwell had previously recognized gains (in its Statement of Income) relating to these shares upon their initial issuance.


6. The Company has three primary business units that produce the revenues and operating income of Stilwell. These units, together with DST, comprise substantially all of the net income of the Company. For purposes of segment reporting, Stilwell reports Janus and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell are aggregated as a separate segment.

         Summarized financial information concerning the segments is shown in the following tables (in millions):


                                                                      Three months ended
                                                                      September 30, 2000
                                                        ------------------------------------------------
                                                                            Nelson,
                                                           Janus and        DST and      Consolidated
                                                            Berger           Other        Stilwell
                                                          -----------       -------      ------------
            Revenues                                       $    604.0       $     5.5     $    609.5

            Operating expenses                                  307.3             9.8          317.1
                                                           ----------       ---------     ----------

            Operating income (loss)                             296.7            (4.3)         292.4

            Equity earnings of
              unconsolidated affiliates                                          14.3           14.3
            Interest expense - third parties                                     (1.9)          (1.9)
            Other, net                                            5.4             5.3           10.7
                                                           ----------       ---------     ----------
               Pretax income                                    302.1            13.4          315.5
            Income tax provision (benefit)                      114.8            (0.6)         114.2
            Minority interest                                    31.3            (0.1)          31.2
                                                           ----------       ---------     ----------
            Net income                                     $    156.0       $    14.1     $    170.1
                                                           ==========       =========     ==========


                                                                       Three months ended
                                                                       September 30, 2001
                                                         -----------------------------------------------
                                                                            Nelson, DST
                                                            Janus and       DST and      Consolidated
                                                             Berger          Other         Stilwell
                                                            ---------     -----------    ------------
            Revenues                                       $    357.1      $      4.5    $     361.6

            Operating expenses                                  205.3            24.9          230.2
                                                           ----------       ---------    -----------
            Operating income (loss)                             151.8           (20.4)         131.4

            Equity earnings of
              unconsolidated affiliates                                          15.8           15.8
            Interest expense - third parties                                     (7.0)          (7.0)
            Other, net                                            0.9             4.1            5.0
                                                           ----------       ---------    -----------
               Pretax income (loss)                             152.7            (7.5)         145.2
            Income tax provision (benefit)                       54.0            (6.8)          47.2
            Minority interest                                    71.5            (0.3)          71.2
                                                           ----------       ---------    -----------

            Net income (loss)                              $     27.2       $    (0.4)   $      26.8
                                                           ==========-      ==========   ===========

                                                                       Nine months ended
                                                                      September 30, 2000
                                                        ------------------------------------------------
                                                                            Nelson,
                                                           Janus and        DST and      Consolidated
                                                             Berger          Other         Stilwell
                                                           ---------        ---------    ------------
            Revenues                                       $  1,701.4       $    16.2     $  1,717.6
            Operating expenses                                  890.1            34.4          924.5
                                                           ----------       ---------     ----------

            Operating income (loss)                             811.3           (18.2)         793.1

            Equity earnings of
              unconsolidated affiliates                           1.1            47.8           48.9
            Interest expense - Parent                                            (0.7)          (0.7)
            Interest expense - third parties                                     (5.1)          (5.1)
            Gain on litigation settlement                                        44.2           44.2
            Gain on sale of Janus common stock                                   15.1           15.1
            Other, net                                           16.6            15.5           32.1
                                                           ----------       ---------     ----------
               Pretax income                                    829.0            98.6          927.6
            Income tax provision                                314.7            16.1          330.8
            Minority interest                                    86.6            (0.3)          86.3
                                                           ----------       ---------     ----------

            Net income                                     $    427.7       $    82.8     $    510.5
                                                           ==========       =========     ==========



                                                                       Nine months ended
                                                                       September 30, 2001
                                                           -----------------------------------------
                                                                            Nelson,
                                                            Janus and        DST and     Consolidated
                                                             Berger           Other       Stilwell
                                                            ---------     -----------    ------------
            Revenues                                       $  1,207.0       $    14.6     $  1,221.6

            Operating expenses                                  719.0            59.7          778.7
                                                           ----------       ---------     ----------

            Operating income (loss)                             488.0           (45.1)         442.9

            Equity earnings of
              unconsolidated affiliates                                          58.0           58.0
            Interest expense - third parties                     (0.9)          (20.9)         (21.8)
            Other, net                                            7.0            11.1           18.1
                                                           ----------       ---------     ----------
               Pretax income                                    494.1             3.1          497.2
            Income tax provision (benefit)                      181.0           (10.3)         170.7
            Minority interest                                    98.6            (0.7)          97.9
                                                           -----------      ---------     ----------

            Net income                                     $    214.5       $    14.1     $    228.6
                                                           ==========       =========     ==========

Total assets for each of the segments were as follows (in millions):

                                    December 31, 2000       September 30, 2001
                                    -----------------       ------------------
Janus and Berger                       $     723.4           $     442.9
Nelson, DST and Other                        857.6               2,213.8
                                    ------------------      -----------------

   Consolidated Stilwell               $   1,581.0           $   2,656.7
                                    ==================      =================


          The increase in total assets in the Nelson, DST and Other segment reflect the goodwill and intangible assets associated with the purchases of Janus shares of common stock during the nine months ended September 30, 2001 (see Note 7).

     The following summary provides information concerning Stilwell's principal geographic areas as of and for the nine months ended September 30 (in millions):

                                          2000                    2001
                                          ----                    ----
Revenues (1):
United States                           $   1,667.0             $   1,163.0
United Kingdom                                 50.6                    58.6
                                        -----------             -----------
    Total                               $   1,717.6             $   1,221.6
                                        ===========             ===========

Long-lived assets:
United States                           $     372.2             $   1,537.7
United Kingdom                                 34.4                    40.5
                                        -----------             -----------
    Total                               $     406.6             $   1,578.2
                                        ===========             ===========

(1) Revenues are attributed to countries based on location at which services are performed.


7. During the nine months ended September 30, 2001, Stilwell completed several transactions that increased Stilwell's ownership interest in Janus to approximately 91.6% (see Note 15 for acquisition of additional Janus shares in November 2001).

               Stilwell acquisition of Janus shares from Thomas H. Bailey. On May 1, 2001, Stilwell acquired 600,000 shares of Janus common stock from Thomas H. Bailey, Janus' Chairman, Chief Executive Officer and President, pursuant to the exercise of put rights by Mr. Bailey under the 1984 Stock Purchase Agreement ("Janus Stock Purchase Agreement"). The purchase price of the shares totaled approximately $603 million. In addition, Stilwell paid to Mr. Bailey approximately $7 million representing interest expense that began to accrue on the unpaid purchase price 30 days after Stilwell received notice of Mr. Bailey's decision to exercise his put right.

          Stilwell funded the purchase price and associated interest with proceeds received in connection with the issuance of its Convertible Notes. See Note 12 below.

               Stilwell acquisition of Janus shares from other minority stockholders. In March and April of 2001, Stilwell acquired 202,042 shares of Janus common stock from several minority stockholders (other than Mr. Bailey). Approximately 163,900 of these shares were acquired by certain Janus employees in 1995 when Janus stock ownership was first extended to a broader group of key management employees other than Mr. Bailey. The remainder of the shares had been held since 1984 or before. Stilwell purchased the shares through the exercise of put rights by the various minority stockholders. The purchase price for the shares totaled
          approximately  $203  million,   which  was  funded  through  cash  and
          borrowings under the Company's credit facilities. In connection with the transactions, amounts owed to Stilwell by certain of the selling minority stockholders were repaid (see information in Note 10 to the consolidated financial statements under Part II Item 8, Financial Statements and Supplementary Data, of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

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

          Janus purchases of shares of Janus common stock from employees. On September 4, 2001, Janus purchased from employees (other than Mr. Bailey) approximately 139,000 shares of Janus common stock at a cost of approximately $139.8 million using available cash. As discussed in Note 13 below, the Company adopted FAS 141 and FAS 142 (both of which are defined in Note 13) for all transactions occurring on or after July 1, 2001. Accordingly, the intangible assets and goodwill attributable to this transaction were recorded as follows (in millions):

              Identified intangible assets -  subject
                   to amortization (1)                       $        31.7
              Identified intangible assets -
                   not subject to amortization (2)                    31.7
              Goodwill (3)                                            87.6
                                                       -----------------------
                     Total                                   $       151.0
                                                       =======================

(1) These amounts, representing customer lists and relationships, and other contract-based intangible assets, will be amortized over an estimated weighted average period of 20 years.
(2) These amounts represent retail advisory arrangements with the various Janus funds, brand name and other non-contractual or legal right-based intangible assets currently determined to have an indefinite life
(3) Total includes approximately $24.2 million representing goodwill associated with deferred income taxes recorded for identifiable intangible assets based on the difference between the book and tax bases

          As these transactions were completed late in third quarter 2001, amortization expense that would have otherwise been recorded if the Company had not adopted FAS 141 and FAS 142 was not material to the consolidated results of operations or financial position of the Company for the three and nine months ended September 30, 2001. Stilwell expects to have an independent valuation completed in order to determine the actual allocation of purchase price for the shares acquired, which will affect the levels of goodwill and other intangibles, as well as the periods over which these assets are required to be amortized under current accounting rules.

          Net effect of transactions. With the completion of the purchase of the 802,042 shares of Janus common stock by Stilwell and the approximately
     139,000 shares by Janus, Stilwell's ownership of Janus increased to approximately 91.6%. Mr. Bailey owned approximately 6.2% and more than 150 other Janus employees owned the remaining 2.2% (see Note 15 regarding Stilwell's acquisition of Mr. Bailey's remaining shares in November 2001). In addition, each of the Janus employees participating in these transactions will continue to own other shares of Janus common stock and, consistent with Janus' goal of broadening corporate equity ownership, will be eligible to receive future grants of Janus stock in connection with the Janus Long Term Incentive Plan.

8. In February 2001, Janus eliminated 468 jobs from its operations unit, Janus Service Corporation, as a result of a lower level of shareowner activity and its aggressive use of technology to moderate costs. The job reduction did not affect Janus' investment team, which continues to recruit and add analysts to its staff. Janus recorded non-recurring charges in first quarter 2001 of approximately $9.1 million related to severance, operational and other costs. Partially offsetting the effects of these charges was a first quarter 2001 reduction of approximately $8.2 million in stock bonus accruals at Janus that were no longer payable as a result of the sale of shares of Janus common stock by the various employees discussed in Note 7.

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

          Janus initially recorded accruals in connection with these charges of approximately $7.2 million for severance, $9.4 million for lease and related costs and $9.7 million for miscellaneous abandonment costs. Approximately $2.0 million for severance, $6.5 million for lease and related costs and $7.0 million for miscellaneous abandonment costs are included in the consolidated condensed balance sheet at September 30, 2001.


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


11. Certain stock purchase agreements and restriction agreements with minority stockholders (other than Mr. Bailey) contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of KCSI or Stilwell (depending on the year of grant), Stilwell may be required to purchase such holders' Janus stock. The fair market value price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. If Stilwell had been required to purchase the holders'

     Janus common stock after a Change in Ownership as of September 30, 2001, the purchase price would have been approximately $218 million.

          As of September 30, 2001, Stilwell had $350 million in credit facilities available and had cash balances at the Stilwell holding company level of approximately $345 million (see Note 15 regarding use of approximately $200 million of cash in connection with the acquisition of Janus shares in November 2001). The market value of Stilwell's 34% investment in DST was more than $1.7 billion using DST's closing price on the New York Stock Exchange on September 30, 2001. To the extent that available credit facilities, existing cash balances and proceeds from borrowing against or liquidating a portion of Stilwell's investment in DST (within the covenant limitations pursuant to the credit facilities) were insufficient to fund its purchase obligations, Stilwell had access to the capital markets to raise additional sums.


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

          Each $1,000 principal amount at maturity of the Convertible Notes will initially be convertible into 17.1544 shares of common stock upon the occurrence of any of the following events: i) if the closing prices of Stilwell's shares of common stock on the New York Stock Exchange exceed specified levels; ii) if the credit rating assigned to the Convertible Notes by either Moody's Investor Services or Standard & Poor's is below a specified level; iii) if Stilwell calls the Convertible Notes for redemption; or iv) in the event that Stilwell takes certain corporate actions, such as (but not limited to) the declaration of an extraordinary dividend. Stilwell may redeem the Convertible Notes for cash on or after April 30, 2006 at their accreted value. Stilwell may be required to repurchase the Convertible Notes at the accreted value thereof, at the option of the holders, on April 30, 2002, 2004, 2006, 2011, 2016, 2021 and
     2026. Stilwell may choose to pay the purchase price for such repurchases in cash or shares of Stilwell common stock. A Registration Statement on Form S-3 covering resales by investors of the Convertible Notes, and the shares of Stilwell's common stock into which the notes are convertible, was declared effective by the Securities and Exchange Commission ("SEC") on July 30, 2001.

          Approximately $610 million of the proceeds received from the offering were used to purchase 600,000 shares of Janus common stock. See Note 7. The remaining proceeds are available for general corporate purposes.


13. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires the purchase method of accounting for all acquisitions. Under FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized. Instead, such goodwill and other intangible assets will be tested annually for impairment. Stilwell adopted the provisions of FAS 141 and FAS 142 for acquisitions occurring on or after July 1, 2001. With respect to transactions occurring prior to July 1, 2001, FAS 141 and FAS 142 will be adopted on January 1, 2002. The Company is currently evaluating the impact that adoption of these provisions for transactions that occurred prior to July 1, 2001 will have on its financial statements.

14. On September 18, 2001, the Company filed with the SEC a Shelf Registration Statement ("Registration Statement") for the issuance from time to time of up to $800 million in aggregate issue price of the Company's common stock, preferred stock and debt securities. The SEC declared the Registration Statement effective on September 24, 2001. On November 6, 2001, the Company issued $400 million of 7% senior notes due November 1, 2006 ("Senior Notes") under the Registration Statement. The Senior Notes are not redeemable prior to maturity and pay interest semi-annually on the 1st day of November and May, beginning on May 1, 2002. The Company received approximately $396.1 million after discount at issuance, underwriters' discount and certain offering expenses. The proceeds were used to fund a portion of the cost to acquire the 609,950 shares of Janus shares as discussed in Note 15. The Company has $400 million of securities available for issuance under the Registration Statement, subject to the covenant limitations pursuant to the credit facilities.


15. On November 9, 2001, Stilwell completed the acquisition of 609,950 shares of Janus common stock owned by Mr. Bailey and one other minority stockholder. The acquisitions of the common stock by Stilwell, which were pursuant to put rights held by Mr. Bailey and the other minority stockholder that were included in the Janus Stock Purchase Agreement, cost approximately $613 million and were funded using proceeds from Stilwell's Senior Note issuance and existing cash.

          With the completion of these transactions, Stilwell owns approximately 98% of Janus, with the remainder owned by Janus employees. In addition, all mandatory put rights to Stilwell associated with Janus stock were eliminated. Mr. Bailey is expected to continue in his senior executive role with Janus, which will be unaffected by the transaction.

          In third quarter 2001, Stilwell recorded a one-time non-cash increase to minority interest of approximately $64 million in connection with its commitment to purchase the 609,950 shares of Janus common stock. This commitment dates back to the initial purchase of Janus common stock in 1984 and results from put rights held by Mr. Bailey and one other minority stockholder that use Janus' earnings from the prior calendar year to determine the price of the shares. Therefore, the contractual price to be paid is computed using the results from Janus' record year in 2000. Based on the decline in Janus' earnings during 2001 compared to 2000, accounting guidelines require an evaluation of whether the contractual put price of the purchase commitment exceeds fair value. After consultation with third party valuation professionals, this charge was deemed necessary and is recorded as an increase to minority interest. Upon completion of the acquisition of the Janus shares, the intangible assets and goodwill to be recorded were reduced by the amount of this charge.

          In connection with the foregoing transactions, a portion of the shares of restricted Janus common stock held by other minority stockholders became vested pursuant to stock purchase and restriction agreements that require the acceleration of vesting upon the sale of Mr. Bailey's remaining Janus shares.

          Most of the revenues of Janus are derived pursuant to investment advisory agreements with its respectively managed mutual funds and other separate and private accounts. With respect to agreements with mutual funds, these investment advisory agreements may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the Investment Company Act of 1940 as amended (the "1940 Act")), and must be approved and renewed annually by the disinterested members of each fund's board of directors or trustees, or its shareowners, as required by law. In addition, the board of trustees or directors of certain funds and separate and private accounts of Janus generally may terminate these investment advisory agreements upon written notice for any reason. Generally, any change in control of Janus would constitute an "assignment" under the 1940 Act.

          Under the 1940 Act, "control" is defined as the "power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with the company." The 1940 Act establishes a presumption that any person who owns less than 25% of the voting securities of a company does not control that company. Because Mr. Bailey owns less than 25% of Janus, he is presumed to not control Janus. That presumption can be rebutted by evidence, but under the 1940 Act, it continues until the SEC issues an order determining that the presumption has been rebutted. The SEC has issued such an order in the past with regard to a holder of less than 25% of the voting securities of a company, but on facts much different from Mr. Bailey's circumstances.

          Stilwell and Janus have advised the trustees for the Janus Investment Fund, the Janus Adviser Series and the Janus Aspen Series (the "Trustees") that they believe the sale of Mr. Bailey's remaining shares to Stilwell would not cause an assignment of the advisory agreements with Janus. The Trustees have, however, carefully considered Mr. Bailey's involvement in Janus' development since its inception and his significant involvement in all management decisions at Janus as well as the influence he has exerted over Janus pursuant to his rights under the Janus Stock Purchase Agreement. To avoid any uncertainty on this issue, the Trustees, Stilwell and Janus believe that it is prudent and in the best interest of the trust for each fund to obtain shareholder approval of new advisory agreements with Janus, the terms of which are in all material respects the same as the current advisory agreements with Janus. In addition, Janus has approximately 50 subadvisory relationships and, of these 50, about half have determined to secure shareholder approval of new advisory agreements with Janus. On November 8, 2001, Stilwell reached agreement with Mr. Bailey to extend his above-described rights under the Janus Stock Purchase Agreement to March 28, 2002, which is the date that it is expected the shareholder approval process will be completed. The required vote is the lesser of (a) 67% or more of the shares of a fund present at the meeting if the owners of more than 50% of the fund then outstanding are present in person or by proxy or
     (b) more than 50% of the outstanding shares of a fund entitled to vote at the meeting. Contingent upon receipt of shareholder approval, the new advisory agreements would be effective March 28, 2002 and would continue in effect until July 1, 2002. Thereafter, the advisory agreements would continue in effect for successive annual periods provided their continuance were approved at least annually by: (1) a majority vote, cast in person and a meeting called for that purpose, of the trustees, or (2) a vote of the holders of a majority of the outstanding voting securities (as defined by the 1940 Act) of each fund and in either event by a majority of the trustees who are not "interested persons," as defined in the 1940 Act, of Janus.

          While there is nothing to suggest that the required approval will not be secured, Stilwell cannot assure that approval of the new advisory agreements with the funds by the shareholders of all funds, or of all subadvised funds, will be obtained. If the shareholders of a fund do not approve of that fund's new advisory agreement with Janus, the trustees for the fund would have to seek to obtain interim advisory services for the fund from another advisory organization. Thereafter, the trustees would either negotiate a new investment advisory agreement with a new advisory organization selected by the trustees or make other appropriate arrangements, in either event subject to approval by such fund's shareholders.

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

      Stilwell, a Delaware Corporation formed in 1998 by KCSI, is a holding company for a group of businesses and investments in the financial services industry, including the following:

  o Janus Capital Corporation ("Janus"), an approximately 98% owned subsidiary (with the completion of the acquisition of shares on November 9, 2001 - see below);
  o Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary;
  o Berger LLC ("Berger"), of which SMI owns 100% of the preferred limited liability company interests and approximately 87% of the regular limited liability company interests;
  o Nelson Money Managers Plc ("Nelson"), an 81% owned subsidiary;
  o DST Systems, Inc. ("DST"), an equity investment in which SMI owns an approximate 34% interest; and
  o various other subsidiaries and equity investments.

      For purposes of segment reporting, Stilwell reports Janus and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell are aggregated as a separate segment.

SIGNIFICANT DEVELOPMENTS

      Stilwell Purchase of Janus Shares from Thomas H. Bailey. On November 9, 2001, Stilwell completed the acquisition of 609,950 shares of Janus common stock owned by Thomas H. Bailey, Janus' President, Chairman and Chief Executive Officer, and one other minority stockholder. The acquisitions of the common stock by Stilwell, which were pursuant to put rights held by Mr. Bailey and the other minority stockholder that were included in the 1984 Stock Purchase Agreement (the "Janus Stock Purchase Agreement"), cost approximately $613 million and were funded using proceeds from Stilwell's Senior Note issuance and existing cash.

      With the completion of these transactions, Stilwell owns approximately 98% of Janus, with the remainder owned by Janus employees. In addition, all mandatory put rights to Stilwell associated with Janus stock were eliminated. Mr. Bailey is expected to continue in his senior executive role with Janus, which will be unaffected by the transaction.

      In third quarter 2001, Stilwell recorded a one-time non-cash increase to minority interest of approximately $64 million in connection with its commitment to purchase the 609,950 shares of Janus common stock. This commitment dates back to the initial purchase of Janus common stock in 1984 and results from put rights held by Mr. Bailey and one other minority stockholder that use Janus' earnings from the prior calendar year to determine the price of the shares. Therefore, the contractual price to be paid is computed using the results from Janus' record year in 2000. Based on the decline in Janus' earnings during 2001 compared to 2000, accounting guidelines require an evaluation of whether the contractual put price of the purchase commitment exceeds fair value. After consultation with third party valuation professionals, this charge was deemed necessary and is recorded as an increase to minority interest. Upon completion of the acquisition of the Janus shares, the intangible assets and goodwill to be recorded were reduced by the amount of this charge.

      In connection with the foregoing transactions, a portion of the shares of restricted Janus common stock held by other minority stockholders became vested pursuant to stock purchase and restriction agreements that require the acceleration of vesting upon the sale of Mr. Bailey's remaining Janus shares.

      Most of the revenues of Janus are derived pursuant to investment advisory agreements with its respectively managed mutual funds and other separate and private accounts. With respect to agreements with mutual funds, these investment advisory agreements may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the Investment Company Act of 1940 as amended (the "1940 Act")), and must be approved and renewed annually by the disinterested members of each fund's board of directors or trustees, or its shareowners, as required by law. In addition, the board of trustees or directors of certain funds and separate and private accounts of Janus generally may terminate these investment advisory agreements upon written notice for any reason. Generally, any change in control of Janus would constitute an "assignment" under the 1940 Act.

      Under the 1940 Act, "control" is defined as the "power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with the company." The 1940 Act establishes a presumption that any person who owns less than 25% of the voting securities of a company does not control that company. Because Mr. Bailey owns less than 25% of Janus, he is presumed to not control Janus. That presumption can be rebutted by evidence, but under the 1940 Act, it continues until the Securities and Exchange Commission ("SEC") issues an order determining that the presumption has been rebutted. The SEC has issued such an order in the past with regard to a holder of less than 25% of the voting securities of a company, but on facts much different from Mr. Bailey's circumstances.

      Stilwell and Janus have advised the trustees for the Janus Investment Fund, the Janus Adviser Series and the Janus Aspen Series (the "Trustees") that they believe the sale of Mr. Bailey's remaining shares to Stilwell would not cause an assignment of the advisory agreements with Janus. The Trustees have, however, carefully considered Mr. Bailey's involvement in Janus' development since its inception and his significant involvement in all management decisions at Janus as well as the influence he has exerted over Janus pursuant to his rights under the Janus Stock Purchase Agreement. To avoid any uncertainty on this issue, the Trustees, Stilwell and Janus believe that it is prudent and in the best interest of the trust for each fund to obtain shareholder approval of new advisory agreements with Janus, the terms of which are in all material respects the same as the current advisory agreements with Janus. In addition, Janus has approximately 50 subadvisory relationships and, of these 50, about half have determined to secure shareholder approval of new advisory agreements with Janus. Stilwell reached agreement with Mr. Bailey to extend his above-described rights under the Janus Stock Purchase Agreement to March 28, 2002, which is the date that it is expected the shareholder approval process will be completed. The required vote is the lesser of (a) 67% or more of the shares of a fund present at the meeting if the owners of more than 50% of the fund then outstanding are present in person or by proxy or (b) more than 50% of the outstanding shares of a fund entitled to vote at the meeting. Contingent upon receipt of shareholder approval, the new advisory agreements would be effective March 28, 2002 and would continue in effect until July 1, 2002. Thereafter, the advisory agreements would continue in effect for successive annual periods provided their continuance were approved at least annually by:
(1) a majority vote, cast in person and a meeting called for that purpose, of the trustees, or (2) a vote of the holders of a majority of the outstanding voting securities (as defined by the 1940 Act) of each fund and in either event by a majority of the trustees who are not "interested persons," as defined in the 1940 Act, of Janus.

      While there is nothing to suggest that the required approval will not be secured, Stilwell cannot assure that approval of the new advisory agreements with the funds by the shareholders of all funds, or of all subadvised funds, will be obtained. If the shareholders of a fund do not approve of that fund's new advisory agreement with Janus, the trustees for the fund would have to seek to obtain interim advisory services for the fund from another advisory organization. Thereafter, the trustees would either negotiate a new investment advisory agreement with a new advisory organization selected by the trustees or make other appropriate arrangements, in either event subject to approval by such fund's shareholders.


      $400 Million Debt Offering. On November 6, 2001, the Company issued $400 million of 7% senior notes due November 1, 2006 ("Senior Notes"). The Senior Notes are not redeemable prior to maturity and pay interest semi-annually on the 1st day of November and May, beginning on May 1, 2002. The Company received approximately $396.1 million after discount at issuance, underwriter's discount and certain offering expenses. The proceeds were used to fund a portion of the cost to acquire the 609,950 shares of Janus shares as discussed above.

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

         Each $1,000 principal amount at maturity of the Convertible Notes will initially be convertible into 17.1544 shares of common stock upon the occurrence of any of the following events: i) if the closing prices of Stilwell's shares of common stock on the New York Stock Exchange exceed specified levels; ii) if the credit rating assigned to the Convertible Notes by either Moody's Investor Services or Standard & Poor's is below a specified level; iii) if Stilwell calls the Convertible Notes for redemption; or iv) in the event that Stilwell takes certain corporate actions, such as (but not limited to) declaration of an extraordinary dividend. Stilwell may redeem the Convertible Notes for cash on or after April 30, 2006 at their accreted value. Stilwell may be required to repurchase the Convertible Notes at the accreted value thereof, at the option of the holders, on April 30, 2002, 2004, 2006, 2011, 2016, 2021 and 2026. Stilwell
may choose to pay the purchase price for such repurchases in cash or shares of Stilwell common stock. A Registration Statement on Form S-3 covering resales by investors of the Convertible Notes, and the shares of Stilwell's common stock into which the notes are convertible, was declared effective by the Securities and Exchange Commission on July 30, 2001.

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


      Stilwell's Increased Ownership Interest in Janus. During the nine months ended September 30, 2001, Stilwell completed several transactions that increased Stilwell's ownership interest in Janus to approximately 91.6% (see above regarding acquisition of additional Janus shares in November 2001).

           Stilwell acquisition of Janus shares from Thomas H. Bailey. On May 1, 2001, Stilwell acquired 600,000 shares of Janus common stock from Mr. Bailey pursuant to the exercise of put rights by Mr. Bailey under the Janus Stock Purchase Agreement. The purchase price of the shares totaled approximately $603 million. In addition, Stilwell paid to Mr. Bailey approximately $7 million representing interest expense that began to accrue on the unpaid purchase price 30 days after Stilwell received notice of Mr. Bailey's decision to exercise his put right.

           Stilwell funded the purchase price and associated interest with proceeds received from the issuance of the Convertible Notes. See discussion above.

           Stilwell acquisition of Janus shares from other minority stockholders. In March and April of 2001, Stilwell acquired 202,042 shares of Janus common stock from several minority stockholders. Approximately 163,900 of these shares were acquired by certain Janus employees in 1995 when Janus stock ownership was first extended to a broader group of key management employees other than Mr. Bailey. The remainder of the shares had been held since 1984 or before. Stilwell purchased the shares through the exercise of put rights by the various minority stockholders. The shares cost approximately $203 million, which was funded through cash and borrowings under the Company's credit facilities. In connection with the transactions, amounts owed to Stilwell by certain of the selling minority stockholders were repaid (see information in Note 10 to the consolidated financial statements under Part II Item 8, Financial Statements and Supplementary Data, of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

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

      Janus purchases of shares of Janus common stock from employees. On September 4, 2001, Janus purchased from employees (other than Mr. Bailey) approximately 139,000 shares of Janus common stock at a cost of approximately $139.8 million using available cash. The Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("FAS 142") for all transactions occurring on or after July 1, 2001. Accordingly, the intangible assets and goodwill attributable to this transaction were recorded as follows (in millions):

              Identified intangible assets -  subject
                   to amortization (1)                          $        31.7
              Identified intangible assets -
                   not subject to amortization (2)                       31.7
              Goodwill (3)                                               87.6
                                                          ----------------------
                     Total                                      $       151.0
                                                          ======================

     (1) These amounts, representing customer lists and relationships, and other contract-based intangible assets, will be amortized over a weighted average period of 20 years.
     (2) These amounts represent retail advisory arrangements with the various Janus funds, brand name and other non-contractual or legal right-based intangible assets currently determined to have an indefinite life.
     (3) Total includes approximately $24.2 million representing goodwill associated with deferred income taxes recorded for identifiable intangible assets based on the difference between the book and tax bases

      As these transactions were completed late in third quarter 2001, amortization expense that would have otherwise been recorded if the Company had not adopted FAS 141 and FAS 142 was not material to the consolidated results of operations or financial position of the Company for the three and nine months ended September 30, 2001. Stilwell expects to have an independent valuation completed in order to determine the actual allocation of purchase price for the shares acquired, which will affect the levels of goodwill and other intangibles, as well as the periods over which these assets are required to be amortized under current accounting rules.

      Net effect of transactions. With the completion of the purchase of the 802,042 shares of Janus common stock by Stilwell and the approximately 139,000 shares by Janus, Stilwell's ownership of Janus increased to approximately 91.6 %. Mr. Bailey owned approximately 6.2% and more than 150 other Janus employees owned the remaining 2.2% (see above regarding Stilwell's acquisition of Mr. Bailey's remaining shares in November 2001). In addition, each of the Janus employees participating in these transactions will continue to own other shares of Janus common stock and, consistent with Janus' goal of broadening corporate equity ownership, will be eligible to receive future grants of Janus stock in connection with the Janus Long Term Incentive Plan.


      Janus Work Force Reduction and Non-Recurring Items. In February 2001, Janus eliminated 468 jobs from its operations unit, Janus Service Corporation, as a result of a lower level of shareowner activity and its aggressive use of technology to moderate costs. The job reduction did not affect Janus' investment team, which continues to aggressively recruit and add analysts to its staff. Janus recorded a non-recurring charge in first quarter 2001 of approximately $9.1 million related to severance, operational and other costs. Partially offsetting these costs was a first quarter 2001 reduction of approximately $8.2 million in stock bonus accruals at Janus that were no longer payable as a result of the sale of shares of Janus common stock by various employees to Stilwell as discussed above.

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

      Janus initially recorded accruals in connection with these charges of approximately $7.2 million for severance, $9.4 million for lease and related costs and $9.7 million for miscellaneous abandonment costs. Approximately $2.0 million for severance, $6.5 million for lease and related costs and $7.0 million for miscellaneous abandonment costs are included in the consolidated condensed balance sheet at September 30, 2001.

      The reductions in workforce and facility closings saved approximately $0.03 per diluted share in third quarter 2001 and similar savings are expected to continue in the future.

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

RESULTS OF OPERATIONS

            Three Months Ended September 30, 2001 Compared with the
                      Three Months Ended September 30, 2000

      The Company's revenues, operating income and net income (with subsidiary information exclusive of holding company amortization attributed to the respective subsidiary) were as follows (dollars in millions):


                                                Three months ended September 30,
                                         -----------------------------------------------
                                                 2000                       2001 (i)
                                         ---------------------      --------------------
            Revenues:
               Janus and Berger:

                 Janus                         $    584.6                 $    341.0
                 SMI and Berger                      19.4                       16.1
                                         ---------------------      --------------------
                    Sub-total                       604.0                      357.1
               Other                                  5.5                        4.5
                                         ---------------------      --------------------
               Total                           $    609.5                 $    361.6
                                         =====================      ====================

            Operating income (loss):
               Janus and Berger:
                 Janus                         $    289.4                 $    149.5
                 SMI and Berger                       7.3                        2.3
                                         ---------------------      --------------------
                    Sub-total                       296.7                      151.8
               Other                                 (4.3)                     (20.4)
                                         ---------------------      --------------------
               Total                           $    292.4                 $    131.4
                                         =====================      ====================

            Net income (loss):
               Janus and Berger:
                 Janus (ii)                    $    151.0                 $     25.6
                 SMI and Berger (iii)                 5.0                        1.6
                                         ---------------------      --------------------
                    Sub-total                       156.0                       27.2
                                         ---------------------      --------------------

               Other:
                 DST (iii)                           13.3                       14.6
                 Other                                0.8                      (15.0)
                                         ---------------------      --------------------
                    Sub-total                        14.1                       (0.4)
                                         ---------------------      --------------------
               Total                           $    170.1                 $     26.8
                                         =====================      ====================


(i) Includes certain non-recurring items as follows: a) a one-time non-cash $64.0 million increase to minority interest as discussed in "Significant Developments" above; and b) $0.3 million in additional equity earnings of DST representing Stilwell's proportionate share of DST non-recurring gains in connection with sales of marketable equity securities during third quarter 2001.

(ii) Janus net income is reported after minority interest of approximately $31.3 and $71.5 million for the three months ended September 30, 2000 and 2001, respectively.

(iii) Stilwell's investment in DST is held by SMI.

      Assets under management at September 30, 2000, December 31, 2000 and September 30, 2001 were as follows (in billions):


                                                     September 30,           December 31,          September 30,
                                                          2000                   2000                   2001
                                                     ---------------       -----------------       ---------------
       Janus:
         Janus Advised Funds:
           Janus Investment Fund                         $  203.9              $  162.2               $  99.0
           Janus Aspen Series (i)                            25.8                  22.7                  16.2
           Janus Adviser Series (i)                           1.6                   1.8                   2.6
           Janus Money Market Funds                          11.4                  12.2                  17.0
           Janus World Funds plc                              4.1                   3.6                   2.6
                                                     ---------------       -----------------       ---------------
             Total Janus Advised Funds                      246.8                 202.5                 137.4

         Janus Sub-Advised Funds and Private
           Accounts                                          58.6                  46.3                  27.1
                                                     ---------------       -----------------       ---------------
              Total Janus                                   305.4                 248.8                 164.5
                                                     ---------------       -----------------       ---------------

       Berger:
         Berger Funds                                         7.7                   6.0                   4.7
         Berger Sub-Advised Funds and Private
           Accounts                                           1.1                   1.6                   1.3
                                                     ---------------       -----------------       ---------------
              Total Berger                                    8.8                   7.6                   6.0
                                                     ---------------       -----------------       ---------------

       Nelson                                                 1.3                   1.4                   1.3
                                                     ---------------       -----------------       ---------------

         Total Assets Under Management                   $  315.5              $  257.8              $  171.8
                                                     ===============       =================       ===============



     (i) On July 31, 2000, shareholders of the Retirement Shares of the Janus Aspen Series approved a spin-off of such shares to form the Janus Adviser Series, which eliminated the requirement that the Retirement Shares be sold only to certain qualified retirement plans.

      The Company earned $26.8 million in third quarter 2001 compared to $170.1 million in third quarter 2000. Exclusive of the one-time items in third quarter 2001 as discussed in note (i) in the earnings table above, earnings decreased approximately $79.6 million, or 47%. This decrease reflects lower revenues resulting from lower assets under management, an $11.9 million increase in amortization expense associated with purchases of Janus common stock and higher depreciation resulting from Janus' technology infrastructure development over the last three years.

      Average assets under management decreased 39% compared to prior year's third quarter (from $324.2 billion to $198.0 billion), leading to a decline in revenues from $609.5 million to $361.6 million in third quarter 2001. This revenue decline contributed to a 55% decrease in operating income quarter-to-quarter. Stilwell reported a consolidated operating margin of 36.3% in third quarter 2001 compared to 48.0% in the prior year quarter. Despite this decline, Stilwell's operating margin continues to exceed industry averages. Stilwell's ability to maintain a strong operating margin reflects the savings generated by Janus from its substantial reliance on increased electronic shareowner servicing and earlier work force reductions. If the additional amortization expense during the quarter associated with the purchase of Janus shares in the first half of the year were excluded, the ongoing operating margin for third quarter 2001 would be 39.6%.

JANUS AND BERGER

      Assets under management for Janus and Berger totaled $170.5 billion, a decrease of $48.3 billion since June 30, 2001. This decrease reflects market depreciation of $43.9 billion and net cash redemptions of $4.4 billion. Since December 31, 2000 and September 30, 2000, assets under management have declined by approximately $85.9 billion and $143.7 billion, respectively, substantially due to market depreciation associated with the general downturn in the various markets and indices. Average assets under management for Janus and Berger during third quarter 2001 totaled approximately $196.7 billion compared to $222.6 billion in second quarter 2001 and $322.8 billion in third quarter 2000. See the brief discussions of Janus and Berger separately below.

      Investment management fees for Janus and Berger decreased in third quarter 2001 compared to prior year's third quarter as a result of the decrease in average assets under management. Aggregate investment management fees continued to total approximately 60 basis points of average assets under management, reflecting consistent fee structures and a similar mix of assets under management. Shareowner servicing fees and other revenues decreased $42.0 million compared to prior year's third quarter, primarily due to declines in assets under management and the termination by Janus of account-based fees for shareowner accounts invested in funds that have been closed to new investors.

      The operating margin for Janus and Berger decreased to 42.5% from 49.1% in third quarter 2000. Operating expenses totaled $205.3 million for the three months ended September 30, 2001 compared to $307.3 million in the prior year quarter. Operating expenses with notable decreases quarter-to-quarter included the following items: i) compensation, primarily due to reduced investment performance-based incentive compensation and a decline in the average number of employees quarter-to-quarter; ii) third party concession fees resulting from a lower level of assets distributed through these arrangements; iii) professional services (due to a lower number of temporary employees in 2001 versus 2000); and
iv) other variable costs reflecting the decline in revenues. Depreciation and amortization was relatively unchanged quarter-to-quarter.

      Other income declined during the quarter largely as a result of reduced interest income (from lower average cash balances and interest rates). Minority interest in consolidated earnings increased from $31.3 million in third quarter 2000 to $71.5 million in third quarter 2001, reflecting the $64.0 million non-recurring charge in connection with Stilwell's purchase commitment for the 609,950 shares of Janus common stock, partially offset by the decline in Janus net income quarter-to-quarter.


NELSON, DST AND OTHER

      Nelson's assets under management were essentially unchanged from June 30, 2001 and were down slightly from December 31, 2000. Assets under management in British pounds decreased from (pound)908 million at December 31, 2000 to (pound)864 million at September 30, 2001. As a result of increased marketing and brand-awareness initiatives, the number of shareowner accounts has grown approximately 9% since September 30, 2000. Because of the declining markets in the United Kingdom, revenues decreased quarter-to-quarter, and, together with costs associated with growth initiatives, the net loss from Nelson increased in third quarter 2001 versus 2000. The Company expects that during this phase of Nelson's development, Nelson will operate at a loss because the rate of growth in expenses will exceed that of revenues (primarily due to increases in the number of employees, technology infrastructure development and marketing efforts). These losses, however, are not expected to have a material impact on Stilwell's results of operations or financial position.

      Third quarter 2001 equity earnings from DST were $15.8 million versus $14.3 million in third quarter 2000. This improvement was largely attributable to higher earnings in DST's financial services segment. Consolidated DST revenues increased 25%, primarily due to the inclusion of revenue from EquiServe Limited Partnership ("EquiServe"), in which DST acquired controlling ownership on March 30, 2001. Revenues also increased due to a higher number of shareowner accounts serviced (totaling 75.2 million at September 30, 2001 compared to 74.8 million at June 30, 2001, 72.1 million at December 31, 2000 and 65.1 million at September 30, 2000) and to increased volumes in DST's Output Solutions segment from the financial service and video service industries. DST's operating margin declined quarter-to-quarter, partially due to the inclusion of EquiServe during 2001.

      Other Stilwell operating expenses increased in the third quarter 2001 versus the same period in 2000, primarily due to the higher amortization expense resulting from the goodwill and intangible assets recorded in connection with the acquisition of 802,042 shares of Janus common stock during the first half of 2001.

      Interest expense to third parties increased as a result of accreted interest on the Convertible Notes and amortization of 25% of the approximately $16.4 million in debt issue costs paid in connection with the Convertible Notes.


Nine Months Ended September 30, 2001 Compared with the Nine Months Ended September 30, 2000

The Company's revenues, operating income and net income (with subsidiary information exclusive of holding company amortization attributed to the respective subsidiary) were as follows (dollars in millions):


                                                Nine months ended September 30,
                                         -----------------------------------------------
                                                 2000 (i)                    2001 (ii)
                                         ---------------------      --------------------
            Revenues:
               Janus and Berger:
                 Janus                         $  1,648.7                 $  1,158.6
                 SMI and Berger                      52.7                       48.4
                                         ---------------------      --------------------
                    Sub-total                     1,701.4                    1,207.0
               Other                                 16.2                       14.6
                                         ---------------------      --------------------
               Total                           $  1,717.6                 $  1,221.6
                                         =====================      ====================

            Operating income (loss):
               Janus and Berger:
                 Janus                         $    794.4                 $    480.7
                 SMI and Berger                      16.9                        7.3
                                         ---------------------      --------------------
                     Sub-total                       811.3                      488.0
               Other                                (18.2)                     (45.1)
                                         ---------------------      --------------------
               Total                           $    793.1                 $    442.9
                                         =====================      ====================

            Net income (loss):
               Janus and Berger:
                 Janus (iii)                   $    413.5                 $    209.4
                 SMI and Berger (iv)                 14.2                        5.1
                                         ---------------------      --------------------
                    Sub-total                       427.7                      214.5
                                         ---------------------      --------------------
               Other:
                 DST (iv)                            38.4                       53.6
                 Other                               44.4                      (39.5)
                                         ---------------------      --------------------
                    Sub-total                        82.8                       14.1
                                         ---------------------      --------------------
               Total                           $    510.5                 $    228.6
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

(ii) Includes certain non-recurring items as follows: a) Janus recorded approximately $48.5 million ($26.5 million after minority interest and income taxes) in severance, facility closing and related costs associated with work force reductions and the closing of its Austin location in April 2001; b) Janus recorded a reduction of approximately $8.2 million ($4.4 million after minority interest and income taxes) in stock bonus accruals at Janus that were no longer payable as a result of the sale of shares of Janus common stock by various employees to Stilwell as discussed above; c) the Company recorded $8.4 million ($7.8 million after-tax) in equity earnings of DST representing Stilwell's proportionate share of DST non-recurring gains in connection with the sale of DST's portfolio accounting business and sales of marketable equity securities during 2001; and d) the one-time $64.0 million charge in connection with the purchase commitment for 609,950 shares of Janus common stock as described in "Significant Developments" above.

(iii)Janus net income is reported after minority interest of approximately $86.6 and $98.6 million for the nine months ended September 30, 2000 and 2001, respectively.

(iv) Stilwell's investment in DST is held by SMI.

      The Company earned $228.6 million for the nine months ended September 30, 2001 compared to $510.5 million for the nine months ended September 30, 2000. Exclusive of one-time items as noted in (i) and (ii) in the table above, earnings decreased approximately $156.9 million, or 34%. This decrease reflects lower revenues due to lower asset under management levels, an increase in depreciation and amortization (as discussed in the third quarter above) and interest expense associated with funding purchases of Janus common stock.

      Average assets under management decreased 28% compared to prior year (from $307.6 billion to $222.7 billion), leading to a $496.0 million (29%) decline in revenues. Operating income decreased to $442.9 million for the nine months ended September 30, 2001 (from $793.1 million during the comparable 2000 period). Exclusive of one-time items, Stilwell reported an operating margin of 39.6% for the nine months ended September 30, 2001 compared to 46.2% in 2000. This decline reflects the ongoing pressures expected due to the lower level of assets under management and resulting lower revenue totals, as well as to higher amortization expense and certain components of expenses that are fixed.


JANUS AND BERGER

      Average assets under management for Janus and Berger during the nine months ended September 30, 2001 totaled $221.4 billion, approximately 28% lower than comparable 2000. The lower level of average assets under management for Janus and Berger was substantially due to market depreciation, which is consistent with the general downturn in the various markets and indices. See the brief discussions of Janus and Berger separately below.

      Investment management fees, shareowner servicing fees and other revenues declined period-to-period, reflecting the decrease in average assets under management. Aggregate revenues continued to total approximately 73 to 74 basis points of average assets under management.

      The operating margin for Janus and Berger decreased to 43.8% (exclusive of severance, facility closing and other costs) from 47.7% in comparable 2000. Operating expenses totaled $719.0 million ($678.7 million exclusive of one-time items) for the nine months ended September 30, 2001 compared to $890.1 million in the prior year period. Reduced operating expenses occurred in the same key components identified in the third quarter discussion above. Compensation and third party concession fees - the two largest components of Stilwell's operating expenses - represented approximately 36% of revenues for the nine months ended September 30, 2001, which is consistent with the experience in 2000. Depreciation increased due to Janus' technology and operational infrastructure efforts over the last three years, thereby pressuring the operating margin.

      Other income declined and minority interest increased during the nine months ended September 30, 2001 compared to 2000 for the same reasons identified in the third quarter discussion above.


NELSON, DST AND OTHER

      The net loss from Nelson increased in 2001 versus 2000 as a result of its ongoing efforts to expand its existing operations and develop products and services that complement its core business. As noted above, the losses incurred as Nelson expands are not expected to have a material impact on Stilwell's results of operations or financial position.

      Equity earnings from DST for the nine months ended September 30, 2001 were $58.0 million versus $47.8 million in 2000. Exclusive of the one-time items discussed above, equity earnings from DST increased $6.4 million to $49.6 million. This improvement was largely attributable to higher earnings in DST's financial services segment, driven by increased revenues. In addition, during the nine months ended September 30, 2001, DST purchased approximately 6.4 million shares of its common stock under its previously announced share repurchase programs, which resulted in an increase in Stilwell's ownership interest in DST from 33% to 34%.

      Other Stilwell operating expenses increased over the comparable prior year, primarily as a result of higher amortization expense resulting from the Janus stock purchases. Interest expense to third parties increased by $16.7 million, as a result of the payment of approximately $7.0 million in interest associated with the acquisition of 600,000 shares of Janus common stock from Mr. Bailey in May 2001, together with the items identified in the third quarter discussion.


Subsidiary Information

      A brief discussion of significant Janus, Berger and Nelson items during the nine months ended September 30, 2001 follows:

       Janus
       -----
       Janus revenues are largely dependent on the total value and composition of assets under management, which are primarily invested in domestic and international equity and debt securities. During the nine months ended September 30, 2001, assets under management decreased by $84.3 billion due to market depreciation of $77.7 billion and net cash outflows of $6.6 billion. Total Janus shareowner accounts remained relatively stable during the period, declining less than 5% since December 31, 2000. While operating margins declined during the nine months ended September 30, 2001 compared to the record levels experienced throughout 2000, Janus' well-planned cost structure and ongoing review of that structure has produced margins that consistently surpass industry averages.

       As a result of the work force reductions in February and April 2001 and the closing of the Austin location in April 2001, Janus realized expense benefits during the third quarter of 2001. While the number of full-time employees in the operational and service areas of Janus declined as a result of these business decisions, Janus has increased its personnel in the investment area - the competency considered to be most critical to Janus' ongoing success.

       During 2000, Janus closed five funds to new investors, including the Janus Fund, its flagship equity product, and introduced three new funds (Janus Strategic Value Fund, Janus Orion Fund and Janus Fund 2). In addition, Janus introduced Janus Global Value Fund in June 2001. These actions, together with its efforts to provide leading-edge technology for electronic transaction and servicing capabilities, highlight Janus' ongoing focus to act in its shareowners' best interests.

       Berger
       ------
       Berger assets under management decreased by $1.6 billion during the nine months ended September 30, 2001, reflecting net cash inflows of $0.6 billion, partially offset by market depreciation of $2.2 billion. Berger's ability to maintain net cash inflows during the year, as well as to increase its shareowner accounts to more than 274,000, reflects the results of Berger's efforts to broaden its fund platform to include value products. Berger experienced a decrease in its operating margin during the third quarter and year to date 2001, primarily due to increases in third-party concession costs based on growth in assets through such arrangements.

       Nelson
       ------
       Nelson continues to focus on building brand awareness through its relationships with premier corporations and the ongoing presentations to these corporations' employees. Further, marketing and promotional efforts developed to secure clients through direct channels are broadening the Nelson platform of capabilities and opportunities. The number of advisors working with clients has grown from 25 in 1998 to 44 as of September 30, 2001. The number of clients during that same period has grown by nearly 50%.


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

     Due to the downturn in the financial equity markets during the second half of 2000 and through the first nine months of 2001, Stilwell's assets under management have declined from levels experienced during 2000. Accordingly, revenues during 2001 are expected to decrease from the comparable 2000 periods to the extent that the markets continue to be unfavorable to equity growth managers. A decrease in revenues is likely to result in lower operating income and net income.

     As a result of the rapid revenue growth during the last two years, Stilwell's operating margins have been strong. Operating margins in third quarter and year to date 2001 declined from the record levels experienced throughout 2000. Management expects that Stilwell will continue to experience margin pressures in the future as the various subsidiaries strive to ensure that the operational and administrative infrastructure continues to meet the high standards of quality and service historically provided to investors.

     Stilwell expects to continue to participate in the earnings or losses from its DST investment.

LIQUIDITY AND CAPITAL RESOURCES

      Summary cash flow data is as follows (in millions):

                                                                 Nine months ended September 30,
                                                            ------------------------------------------
                                                                 2000                      2001
                                                            ----------------         -----------------
 Cash flows provided by (used for):
    Operating activities                                       $  664.7                  $  470.2
    Investing activities                                         (185.5)                 (1,003.6)
    Financing activities                                         (274.5)                    599.5
                                                            ----------------         -----------------
      Net increase                                                204.7                      66.1
      At beginning of year                                        324.1                     364.3
                                                            ----------------         -----------------
      At end of period                                         $  528.8                  $  430.4
                                                            ================         =================

      During the nine months ended September 30, 2001, the Company's consolidated cash position increased $66.1 million from December 31, 2000. This increase is largely attributable to proceeds (approximately $673.6 million) from the issuance of the Convertible Notes and net income, partially offset by the use of funds for the acquisition by Stilwell and Janus of approximately 941,100 shares of Janus common stock and distributions to minority stockholders.

      Net operating cash inflows for the nine months ended September 30, 2001 were $194.5 million lower than comparable 2000. This decrease was chiefly attributable to the following items: i) lower net income, ii) decreases in liabilities primarily due to accrued compensation payments and the timing of income tax payments and iii) an increase in other assets resulting from payments made by Janus on behalf of its employees in connection with a ss.83(b) election for tax purposes (see "Significant Developments" above). This decrease was partially offset by a decline in deferred commission payments and lower accounts receivable balances period-to-period.

      Net investing cash outflows were $1.0 billion during the nine months ended September 30, 2001 compared to $185.5 million during the comparable 2000 period. This difference results primarily from an $890.0 million increase in investments in affiliates period-to-period resulting from the purchase of Janus common stock from various minority stockholders. This increase was partially offset by a $69.7 million reduction in capital expenditures for the nine months ended September 30, 2001 versus 2000.

      Through September 30, 2001, financing cash inflows include the net proceeds received in connection with the issuance of the Convertible Notes to fund the purchase of Janus shares. In first quarter 2000, Stilwell repaid the $125 million of indebtedness assumed by Stilwell from KCSI. Also, in third quarter 2000, the Company repurchased $154.0 million under its stock repurchase program. Distributions to minority stockholders of $87.1 million in the first half of 2001 exceeded the $26.9 million in 2000 due to the increase in Janus net income in the periods for which the distributions were being paid.

      The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 2001. Cash flows from operations are expected to continue during the remainder of 2001 from positive operating income, which has historically resulted in favorable operating cash flows. Based on activity throughout 2001, the Company does not expect that deferred commission payments in the foreseeable future will be at the levels experienced in 2000.

      Capital expenditure levels are expected to be lower than in 2000, largely due to the extensive infrastructure efforts over the last three years at Janus. Certain stock purchase agreements and restriction agreements with minority stockholders (other than Mr. Bailey) contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of KCSI or Stilwell (depending on the year of grant), Stilwell may be required to purchase such holders' Janus stock. The fair market value price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. If Stilwell had been required to purchase the holders' Janus common stock after a Change in Ownership as of September 30, 2001, the purchase price would have been approximately $218 million.

      The Company has a working capital deficit at September 30, 2001 of $250.0 million. As discussed in "Significant Developments" above, the Company issued its Convertible Notes in April 2001 and used approximately $610 million of the proceeds to fund the acquisition of Janus shares from Mr. Bailey. The Convertible Notes are classified as current liabilities in the Consolidated Condensed Balance Sheet as of September 30, 2001 because the holders may put the Convertible Notes to Stilwell on April 30, 2002. The Company is currently evaluating alternatives for refinancing the Convertible Notes in the event that the holders exercise their puts.

      As of September 30, 2001, Stilwell had cash balances at the Stilwell holding company level of approximately $345 million. The market value of Stilwell's 34% investment in DST was more than $1.7 billion, using DST's closing price on the New York Stock Exchange on September 30, 2001. The Company also has available $350 million at the holding company and $250 million at Janus through its credit facilities. Because of certain financial covenants contained in the credit facilities, however, maximum utilization of the Company's credit facilities may be restricted. In addition, the covenants may also limit the amount of other indebtedness incurred by Stilwell. Stilwell, as a continuation of its practice of providing credit facilities to its subsidiaries, has provided an intercompany credit facility to Janus for use by Janus for general corporate purposes, effectively reducing the amount of credit available for Stilwell's other purposes.

       Stilwell may also require additional capital sooner than anticipated to the extent that Stilwell's operations do not progress as anticipated. Stilwell intends to obtain any additional financing for general corporate purposes on substantially the same terms and conditions as the credit facilities and, prior to expiration of these facilities, expects to either renew the existing arrangement or negotiate a new facility.

       On September 18, 2001, the Company filed with the SEC a Shelf Registration Statement ("Registration Statement") for the issuance from time to time of up to $800 million in aggregate issue price of the Company's common stock, preferred stock and debt securities. The SEC declared the Registration Statement effective on September 24, 2001. On November 6, 2001, the Company issued $400 million of 7% senior notes under the Registration Statement. The proceeds from the offering - approximately $396.1 million - were used to fund a portion of the 609,950 shares of Janus common stock to be purchased from Mr. Bailey and one other minority stockholder. The Company has $400 million of securities available for issuance under the Registration Statement, subject to the covenant limitations pursuant to the credit facilities.

      In July 2000, the Company announced a $1 billion stock repurchase program to be completed over a period of two years. The Company did not repurchase any shares during the nine months ended September 30, 2001. As of September 30, 2001, the Company had repurchased approximately 7.2 million shares of its common stock for a total cost of approximately $323.3 million. While the Company anticipates funding the repurchases with cash flow from operations, it is possible that the existing credit facilities, and/or any additional financing alternatives, could be used for these purposes.

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

      In July 2001, the FASB issued FAS 141 and FAS 142. FAS 141 requires the purchase method of accounting for all acquisitions. Under FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized. Instead, such goodwill and other intangible assets will be tested annually for impairment. Stilwell adopted the provisions of FAS 141 and FAS 142 for acquisitions occurring on or after July 1, 2001. With respect to acquisitions occurring prior to July 1, 2001, FAS 141 and FAS 142 will be adopted on January 1, 2002. The Company is currently evaluating the impact that adoption of these provisions will have on its financial statements.

      On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 144 applies to all long-lived assets (including discontinued operations) and consequently supercedes Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). FAS 144 applies a single accounting model for long-lived assets, as well as addresses the principal implementation issues. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, other than the information provided below.

               On April 30, 2001, Stilwell completed an offering of approximately $931 million principal amount at maturity of zero-coupon convertible senior notes due April 30, 2031 (the "Convertible Notes"). The Convertible Notes were offered only to qualified institutional buyers at an initial offering price of $741.37 per $1,000 principal amount at maturity. The issue price represents a yield to maturity of 1% per year. Additionally, to the extent that Stilwell's average common stock price exceeds certain thresholds, Stilwell could be required to pay contingent interest at a rate of the greater of Stilwell's regular quarterly cash dividend or 0.0625% of the average market price of the security over a specified time period.

               Each $1,000 principal amount at maturity of the Convertible Notes will initially be convertible into 17.1544 shares of common stock upon the occurrence of any of the following events: i) if the closing prices of Stilwell's shares of common stock on the New York Stock Exchange exceed specified levels; ii) if the credit rating assigned to the Convertible Notes by either Moody's Investor Services or Standard & Poor's is below a specified level; iii) if Stilwell calls the Convertible Notes for redemption; or iv) in the event that Stilwell takes certain corporate actions, such as (but not limited to) declaration of an extraordinary dividend. Stilwell may redeem the Convertible Notes for cash on or after April 30, 2006 at their accreted value. Stilwell may be required to repurchase the Convertible Notes at the accreted value thereof, at the option of the holders, on April 30, 2002, 2004, 2006, 2011, 2016, 2021 and
      2026. Stilwell may choose to pay the purchase price for such repurchases in cash or shares of Stilwell common stock.

               The Convertible Notes were not entered into by the Company for trading purposes. Because the price of Stilwell's common stock may trigger a contingent cash interest payment and/or may cause the Convertible Notes to be convertible into shares of Stilwell common stock, the Company is subject to equity price market risk through price fluctuations on the New York Stock Exchange.

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

      The Company has had no significant changes in any legal proceedings from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Item 5.           Other Information

         On November 9, 2001, Stilwell purchased 600,000 shares of Janus Capital Corporation ("Janus") common stock from Thomas H. Bailey, Janus' Chairman, President and Chief Executive Officer. The purchase price of the shares totaled approximately $603 million.

         Stilwell funded the purchase price with proceeds received in connection with its 7% senior notes offering and with available cash. See discussion in
Part I Item 1 of this Form 10-Q. Stilwell will account for the acquisition pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Stilwell expects to have an independent valuation completed in order to determine the actual allocation of purchase price for the shares acquired, which will affect the levels of goodwill and other intangibles, as well as the periods over which the intangible assets are required to be amortized. With the closing of this transaction, Stilwell's ownership stake in Janus has increased to approximately 98%. More than 150 other Janus employees own the remaining 2%.

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


Item 6.           Exhibits and Reports on Form 8-K

a)   Exhibits


          Exhibit 4.1 - Exhibit 4.1 to Stilwell Financial Inc. Current Report on
                           Form 8-K, dated November 6, 2001, Indenture, dated as of November 6, 2001, between Stilwell Financial Inc. and The Chase Manhattan Bank., is hereby incorporated by reference as Exhibit 4.1

          Exhibit 4.2 - Exhibit 4.2 to Stilwell Financial Inc. Current
                           Report on Form 8-K, dated November 6, 2001,
                           Officers' Certificate pursuant to the Indenture (as per Exhibit 4.1 above), is hereby incorporated by reference as Exhibit 4.2

          Exhibit 10.1 - Sixth Amendment to Stock Purchase Agreement, dated
                           November 8, 2001, by and among
                           Stilwell Financial Inc. and Thomas H. Bailey, is attached to this Form 10-Q as Exhibit 10.1

          Exhibit 10.2 - Third Amendment to Five-Year Competitive Advance and
                           Revolving Credit Facility dated October 24, 2001, among Stilwell Financial Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference as Exhibit 10.2

          Exhibit 10.3 - Stilwell Financial Inc. 401(k), Profit
                           Sharing and Employee Stock Ownership Plan, as amended and restated effective November 1, 2001, is attached to this Form 10-Q as Exhibit 10.3

b) Reports on Form 8-K

      The Company furnished a Current Report on Form 8-K, dated May 1, 2001, under Item 2 to report the acquisition - during the first five months of 2001 - of 802,042 shares of Janus Capital Corporation ("Janus") common stock from several Janus minority stockholders at a total cost of approximately $806 million. Stilwell funded these acquisitions through a combination of cash, borrowings under existing credit facilities and the issuance of zero-coupon convertible debt securities. The details of these transactions were set forth in unaudited pro forma consolidated condensed financial statements.

      The Company furnished a Current Report on Form 8-K, dated July 13, 2001, under Item 9 to report that Stilwell had filed a Registration Statement related to its zero-coupon convertible debt, to report the financial results for the three and six months ended June 30, 2001, and to report Stilwell's Registration Statement related to its zero-coupon convertible debt was declared effective by the Securities and Exchange Commission.

      The Company furnished a Current Report on Form 8-K, dated July 31, 2001, under Item 9, to report ending assets under management on July 31, 2001 and average assets under management for the one and seven months then ended.

      The Company furnished a Current Report on Form 8-K, dated August 31, 2001, under Item 9, to report ending assets under management on August 31, 2001 and average assets under management for the two and eight months then ended.

SIGNATURES
----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 14, 2001.




                             Stilwell Financial Inc.



                             /s/ Daniel P. Connealy
                            -------------------------
                               Daniel P. Connealy
                   Vice President and Chief Financial Officer
                          (Principal Financial Officer)



                           /s/ Douglas E. Nickerson
                            -----------------------------
                              Douglas E. Nickerson
                          Vice President and Controller
                         (Principal Accounting Officer)