Form 10-K
period 2001-12-31
STILWELL FINANCIAL INC
filed 2002-03-20
CIK 1065865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934       For the fiscal year ended December 31, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934       For the transition period from ____ to ____

                        Commission file number 001-15253

                             STILWELL FINANCIAL INC.
               (Exact name of Company as specified in its charter)

                      Delaware                          43-1804048
          State or other jurisdiction of    (I.R.S. Employer Identification No.)
           incorporation or organization)

 920 Main Street, 21st Floor, Kansas City, Missouri                  64105
     (Address of principal executive offices)                     (Zip Code)

         Company's telephone number, including area code (816) 218-2400

          Securities registered pursuant to Section 12 (b) of the Act:
                                                        Name of each exchange on
                 Title of each class                        which registered
-----------------------------------------------------       ----------------

Common Stock, $0.01 Per Share Par Value                  New York Stock Exchange

Preferred Stock Purchase Rights                          New York Stock Exchange

        Securities registered pursuant to Section 12 (g) of the Act: None
                                                                     ----

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Company Stock. The Company's common stock is listed on the New York Stock Exchange under the symbol "SV." As of March 11, 2002, 222,300,415 shares of common stock were outstanding. On such date, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $5,713,120,665 (based on the closing price of the common stock on New York Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document                               Part of Form 10-K into which incorporated
--------------------------             -----------------------------------------
Company's Definitive Proxy Statement              Parts I, III
for the 2002 Annual Meeting of
Shareholders, which will be filed no
later than 120 days after December 31, 2001

                             STILWELL FINANCIAL INC.
                          2001 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                            Page

                                     PART I

Item 1.      Business.......................................................   1
Item 2.      Properties.....................................................  15
Item 3.      Legal Proceedings..............................................  15
Item 4.      Submission of Matters to a Vote of Security Holders............  16
             Executive Officers of the Company..............................  16


                                     PART II

Item 5.      Market for the Company's Common Stock and
               Related Stockholder Matters..................................  18
Item 6.      Selected Financial Data........................................  19
Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  21
Item 7(A).   Quantitative and Qualitative Disclosures About Market Risk.....  51
Item 8.      Financial Statements and Supplementary Data....................  54
Item 9.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..........................  93


                                    PART III

Item 10.     Directors and Executive Officers of the Company................  94
Item 11.     Executive Compensation.........................................  94
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management...................................................  94
Item 13.     Certain Relationships and Related Transactions.................  94


                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K  95
             Signatures..................................................... 102

                                     Part I

ITEM 1.  BUSINESS

      The information set forth in Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K is incorporated by reference in partial response to this Item 1.

(a) GENERAL DEVELOPMENT OF COMPANY BUSINESS

      Stilwell Financial Inc. (the "Company" or "Stilwell"), formed on January 23, 1998, is a diversified, global financial services company with operations through its subsidiaries and affiliates in North America, Europe and Asia. Stilwell's subsidiaries and affiliates are engaged in a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals.

      The primary entities comprising Stilwell as of December 31, 2001 were:

     o Janus Capital Corporation ("Janus"), an approximate 98% owned subsidiary (prior to the conversion of Janus to a limited liability company and the issuance of additional ownership interests to various key Janus employees that are expected to occur in early second quarter 2002 - see Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Recent Developments," of this Form 10-K);
     o Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary of Stilwell;
     o Berger Financial Group LLC ("Berger"), of which SMI owns 100% of the Berger preferred limited liability company interests and approximately 87% of the Berger regular limited liability company interests;
     o    Nelson Money Managers Plc ("Nelson"), an 81% owned subsidiary; and
     o DST Systems, Inc. ("DST"), an approximate 33% equity investment owned by SMI.

      Janus is the principal business comprising Stilwell, representing 95% of assets under management at December 31, 2001 and 95% of revenues and 91% of net income for the year ended December 31, 2001. During the year ended December 31, 2001, Stilwell and Janus completed several acquisitions of Janus common stock that increased Stilwell's ownership interest in Janus from 82.5% to approximately 98%. These shares were purchased from Thomas H. Bailey, the chairman, president and chief executive officer of Janus, and one other minority stockholder pursuant to put rights under the 1984 Janus Stock Purchase Agreement and from various other employees through put rights under purchase and restriction agreements. See detailed information in Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Significant Developments - Stilwell's Additional Investment in Janus," of this Form 10-K, which is incorporated herein by reference.

      On June 14, 2000, the board of directors of Kansas City Southern Industries, Inc. ("KCSI") approved the spin-off of Stilwell to KCSI's common stockholders. On July 12, 2000, the spin-off was completed through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 (the "Spin-off"). Those stockholders received two shares of Stilwell common stock for every one share of KCSI common stock owned on the record date.

      As previously disclosed, on July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") that states that for United States federal income tax purposes the Spin-off qualifies as a tax-free distribution under
Section 355 of the Internal Revenue Code of 1986, as amended. In February 2000, KCSI received a favorable supplementary tax ruling from the IRS stating that the assumption of $125 million of KCSI indebtedness by Stilwell had no effect on the previously issued tax ruling.

(b) INDUSTRY SEGMENT FINANCIAL INFORMATION

      For purposes of segment reporting, Stilwell reports Janus and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell, as well as any identified intangible assets and goodwill resulting from the acquisition of subsidiaries and affiliates directly by Stilwell, are aggregated as a separate segment.

      Stilwell reports geographic area information with respect to revenues and long-lived assets based on where services are performed. Primary locations are the United States and the United Kingdom. See additional information in Part II
Item 8, Financial Statements and Supplementary Data, under Note 15 - Segment and Geographic Information, of this Form 10-K.

(c) NARRATIVE DESCRIPTION OF THE BUSINESS

      Janus and Berger, each headquartered in Denver, Colorado, are investment advisors registered with the Securities and Exchange Commission ("SEC"). Janus serves as an investment advisor to Janus Investment Fund, Janus Aspen Series and Janus Adviser Series and as sub-advisor to the Janus World Funds Plc ("Janus World"), collectively the "Janus Advised Funds." Additionally, Janus is the advisor or sub-advisor to other investment companies and institutional and individual private accounts, including pension, profit-sharing and other employee benefit plans, trusts, estates, charitable organizations, endowments and foundations (referred to as "Janus Sub-Advised Funds and Private Accounts").

      Berger is also engaged in the business of providing financial asset management services and products, principally through a group of registered investment companies known as the Berger Advised Funds. On December 31, 2001, Berger acquired Berger Bay Isle Financial Corporation ("Bay Isle"). Bay Isle serves as investment advisor to several separate accounts. Berger also serves as investment advisor or sub-advisor to other registered investment companies and separate accounts (referred to as "Berger Sub-Advised Funds and Private Accounts").

      Nelson, based in the United Kingdom, provides investment advice and investment management services primarily to individuals who are retired or preparing for retirement. DST, together with its subsidiaries and joint ventures, offers information processing, printing and mailing and computer software services and products through three operating segments: financial services, output solutions and customer management. Additionally, DST holds certain investments in equity securities, financial interests and real estate holdings.


STILWELL HOLDING COMPANY

      The holding company manages its investments in the principal subsidiaries and equity interests. The functions performed by the holding company include, among others, managing the equity of Stilwell, supporting and enhancing the business efforts, development and strategic planning of subsidiaries, analyzing and accessing capital markets, evaluating and pursuing potential acquisitions, partnerships, joint ventures and other opportunities and establishing and supporting stock ownership programs for the management of each subsidiary.

     Stilwell believes each subsidiary is in the best position to evaluate its particular needs and opportunities. While business decisions are made by each subsidiaries' management, Stilwell provides assistance in transactions or activities where help is needed. Providing support to the various Stilwell subsidiaries is a key element of the Stilwell growth strategy. For example, during 2001, Stilwell facilitated the acquisitions of two investment management companies by Berger (see Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Recent Developments").

     The acquisition of other companies within the financial services industry continues to be an element of the Stilwell strategy. Stilwell personnel are responsible for each component of the acquisition process, including identification of potential partners, execution of transactions and integration of the new firm (together with the operating subsidiary, as applicable). Key attributes for an acquisition candidate include strong growth potential, an exceptional management team with an entrepreneurial approach and a core infrastructure in place.

     A key element to maintaining a streamlined holding company structure centers on the operational autonomy of subsidiaries. The corporate governance of each subsidiary is designed to provide each management team with the responsibility to perform the day-to-day operations and management of the company. Such day-to-day activities include, among others, the following: matters related to investment management (including policies and fee arrangements); product, distribution and brand development; personnel decisions; and client relationships.

     Further, to encourage growth, Stilwell intends to continue compensation programs with equity incentives for key employees of its principal subsidiaries to provide incentives through ownership of stock in the enterprises in which they are employed. Stilwell seeks to facilitate the growth of this employee ownership through such compensation programs and by making these programs competitive with, if not superior to, compensation programs at other financial services companies. As announced on February 15, 2002, Stilwell intends to convert Janus to a limited liability company and to grant additional equity ownership to key Janus employees (see Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Recent Developments").

JANUS

      Janus derives its revenues and net income primarily from advisory services provided to the Janus Advised Funds and Janus Sub-Advised Funds and Private Accounts. As of December 31, 2001, Janus had total assets under management of $182.2 billion, of which $152.2 billion were in the Janus Advised Funds. Janus primarily offers equity portfolios to investors, which comprised approximately 88% of total assets under management for Janus at December 31, 2001. At that date, funds advised by Janus had approximately 5.6 million shareowner accounts.

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

      Investment advisory fees are negotiated separately and subject to market pressures. These fees, which are computed based on daily assets under management and generally billed monthly in arrears, vary depending on the type of the fund or account and the size of the assets managed, with fee rates above specified asset levels being reduced. Fees from institutional and individual private accounts are generally computed on the basis of the market value of the assets managed at the end of the preceding month and generally paid in arrears on a monthly basis.

      To perform its investment advisory functions, Janus conducts fundamental investment research and valuation analysis. In general, Janus' investment philosophy tends to focus on the earnings growth of individual companies relative to their peers or the economy. For this reason, Janus' proprietary analysis is geared to understanding the earnings potential of the companies in which it invests. Further, Janus' general investment approach is to construct portfolios one security at a time rather than in response to preset regional, country, economic sector or industry diversification guidelines.

      Emphasizing the proprietary work of Janus' own analysts, most research is performed in-house. Research activities include, among others, review of earnings reports, communication with corporate management, analysis of contracts with competitors and visits to individual companies.

      The Janus Advised Funds generally bear the expenses associated with the operation of each fund and the issuance and redemption of its securities. Examples of fees and expenses paid by the funds include, among others, investment advisory services, shareowner servicing, transfer agency and custodial services, legal and auditing, as well as expenses of preparing, printing and mailing prospectuses and shareowner reports. Janus assumes the expenses associated with advertising, promotion and sales of the Janus Advised Funds.

      Janus has four primary operating subsidiaries: Janus Service Corporation ("Janus Service"), Janus Distributors, Inc. ("Janus Distributors"), Janus Institutional Services, Inc. ("Janus Institutional") and Janus
Capital International Ltd. ("Janus International"). Janus International has two primary subsidiaries: Janus International (UK) Limited ("Janus UK") and Janus International (Asia) Limited ("Janus Asia").

o Pursuant to transfer agency agreements, which are subject to renewal annually, Janus Service provides transfer agent record-keeping, administration and shareowner services to the Janus Investment Fund and its shareowners. Each fund pays Janus Service fees for these services. To provide a consistent and reliable level of service, Janus Service maintains a highly trained group of telephone representatives and utilizes technology to provide immediate data to support call center and shareowner processing operations. This approach includes the utilization of Janus' website, sophisticated telecommunications systems, "intelligent" workstation applications, document imaging, an automated work distributor and an automated call management system. Additionally, Janus Service offers direct access to investor accounts, including the ability to perform certain transactions, using touch-tone telephones or via the Internet.

o Pursuant to a distribution agreement, Janus Distributors, a limited broker-dealer registered with the SEC, serves as the distributor for the Janus Advised Funds. Janus expends substantial resources in media advertising and direct mail communications to its existing and potential Janus Advised Funds' shareowners and in providing personnel and telecommunications equipment to respond to inquiries via toll-free telephone lines. Janus also utilizes mutual fund supermarkets and other third party distribution channels. The mutual fund supermarket or third party sponsor handles the shareowner accounting and servicing and Janus pays a fee to the respective sponsor equal to a percentage of the assets under management acquired through such distribution channels. Janus had approximately 33%, 43% and 41% in assets under management as of December 31, 1999, 2000 and 2001, respectively, that were subject to concessions through these third party distribution channels.

o Janus Institutional provides marketing and sales services on behalf of Janus.

o Janus International is an investment advisor registered with the SEC. Janus International also provides marketing and client services for Janus World outside of Europe.

o Janus UK, an England and Wales company, is an investment advisor for certain non-U.S. customers, including Janus World, and is registered with the United Kingdom's Financial Services Authority. Janus UK also conducts securities trading from London and handles marketing and client servicing for Janus World in Europe.

o Janus Asia provides marketing and trading services in Hong Kong and is a registered securities dealer with the Hong Kong Securities and Futures Commission.

BERGER

      Berger is an investment advisor to the Berger Advised Funds, which includes a series of Berger mutual funds, as well as to the Berger Sub-Advised Funds and Private Accounts. Additionally, on December 31, 2001, Berger purchased Bay Isle, which acts as the investment advisor to privately managed separate accounts. As of December 31, 2001, Berger had approximately $8.6 billion of assets under management, of which the Berger Advised Funds comprised $6.0 billion, Bay Isle comprised $1.1 billion and the remainder represented Berger Sub-Advised Funds and Private Accounts. At that date, funds adviseded by Berger had approximately 274,000 shareowner accounts.

      Berger derives its revenues and net income from advisory services provided to the various funds and accounts. Berger's investment advisory fees, which are computed based on daily assets under management and generally billed monthly in arrears, are negotiated separately with each fund and vary depending on the type of fund. Advisory fees for services provided by Bay Isle and the Berger Sub-Advised Funds and Private Accounts vary depending upon the type of fund or account and, in some circumstances, size of assets managed, with fee rates above specified asset levels being reduced.

      Certain Berger funds (managed by Berger portfolio investment personnel) follow growth-style investing, using a "bottom-up" fundamental research and valuation analysis. This growth-style approach toward equity investing requires the companies in which Berger invests to have high relative earnings per share growth potential, to participate in large and growing markets, to have strong management and to have above average expected total returns. Berger's internal staff of research analysts, together with the various portfolio managers, performs research for these growth-style funds. Primary research tools include, among others, financial publications, company visits, corporate rating services and earnings releases.

      The Berger value funds that are managed internally and by sub-advisors emphasize value-style investing which focuses on companies that are out of favor with markets or otherwise are believed to be undervalued (due to low prices relative to assets, earnings and cash flows or to competitive advantages not yet recognized by the market).

      Berger generally pays most expenses incurred in connection with providing investment management and advisory services to its respective funds. All charges and expenses other than those specifically assumed by Berger are paid by the funds. Examples of fees and expenses paid by the funds include, among others, investment advisory services, shareowner servicing, transfer agency and custodial services, legal and auditing, as well as expenses of preparing, printing and mailing prospectuses and shareowner reports.

      Berger marketing efforts are balanced between institutional and retail distribution opportunities. Certain of the Berger funds sold in retail markets have approved distribution plans pursuant to Rule 12b-1 ("12b-1 Plans") under the Investment Company Act of 1940. These 12b-1 Plans provide that Berger is reimbursed for costs associated with activities (e.g., advertising, marketing and promotion) that are intended to result in sales of the shares of the funds. Any fees not spent by Berger must be returned to the funds.

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

      Berger Distributors LLC serves as distributor of the Berger Advised Funds and is a limited broker-dealer registered with the SEC. Berger Distributors LLC continuously offers shares of the Berger funds and solicits orders to purchase shares. Berger also utilizes mutual fund supermarket and other third party distribution channels. The mutual fund supermarket or third party sponsor handles shareowner accounting and servicing and Berger pays a fee to the respective sponsor equal to a percentage of the assets under management acquired through such distribution channels. Approximately 28%, 26% and 18% of total Berger assets under management were generated through these third party distribution channels as of December 31, 1999, 2000 and 2001, respectively.

      On February 28, 2002, Berger completed the acquisition of Enhanced Investment Technologies, Inc.("INTECH"). INTECH uses a proprietary mathematical investment approach to investments for institutional and private clients.
INTECH manages approximately $6 billion in assets.

      Berger also manages the Berger/BIAM Funds, with Bank of Ireland Asset Management (U.S.) Limited serving as the investment advisor to the funds under a sub-advisory agreement.


NELSON

      Nelson, operating primarily in the United Kingdom, provides fee based investment advice and investment management services to individuals that generally are retired or preparing for retirement. Clients are assigned a specific investment advisor, who meets with each client individually and conducts an analysis of the client's investment objectives and then recommends the development of a portfolio to meet those objectives. Recommendations for the design and ongoing maintenance of the portfolio structure are the responsibility of the investment advisor. The selection and management of the instruments and securities that constitute the portfolio are the responsibility of Nelson's investment management team. Nelson's investment managers utilize a "top-down" investment methodology in structuring investment portfolios, beginning with an analysis of macroeconomic and capital market conditions. Nelson's investment research staff perform various analyses to help construct an investment portfolio that adheres to each client's objectives as well as to Nelson's investment strategy. Through continued investment in technology, Nelson has developed proprietary systems to allow the investment managers to develop a balanced portfolio from a broad range of investment instrument alternatives (e.g., fixed interest securities, tax-free corporate bonds, international and domestic securities).

      For providing this initial investment advice, Nelson receives a fee calculated as a percentage of capital invested into each individual investment portfolio. Nelson also earns annual fees for the ongoing management and administration of each investment portfolio. These fees are based on the type of investments and amount of assets contained in each investor's portfolio. The fee schedules typically provide lower incremental fees for assets under management above certain levels.


DST

      DST operates throughout the United States, with operations in Kansas City, Northern California and various locations on the East Coast, as well as internationally in Canada, Europe, Africa, Australia and Asia. DST has a single class of common stock that is publicly traded on the New York Stock Exchange and the Chicago Stock Exchange. Stilwell reports DST as an equity investment in the consolidated financial statements.

      DST is organized into three operating segments: financial services, output solutions and customer management.

      DST's financial services segment serves primarily mutual funds, corporations, investment managers, insurance companies, banks, brokers and financial planners. DST has developed a number of proprietary software systems for use by the financial services industry. Examples of such software systems include, among others, mutual fund shareowner and unit trust accounting and record-keeping systems, a securities transfer system, a variety of investment management systems and a workflow management system. In March 2001, DST purchased a controlling interest in EquiServe, Inc. ("EquiServe"). EquiServe is one of the nation's largest corporate transfer agency service providers, maintaining and servicing the records of approximately 27.2 million shareholder accounts for approximately 1,400 publicly traded companies. DST provides certain services to Berger and Janus at terms consistent with arms-length transactions.

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

      DST also holds investments in equity securities with a market value of approximately $1.4 billion at December 31, 2001, substantially comprised of investments in Computer Sciences Corporation and State Street Corporation.


COMPETITION

      Stilwell's subsidiaries and equity investments compete with mutual fund advisors, brokerage and investment banking firms, insurance companies, banks, and other financial institutions in many aspects of business. The marketplace for investment products is increasingly fragmented with a growing number of sophisticated investors and a wide variety of new investment opportunities. Janus and Berger compete with hundreds of other mutual fund management, distribution and service companies that distribute their fund shares through a variety of methods including affiliated and unaffiliated sales forces, broker-dealers and direct sales to the public. Competition for Janus and Berger is based on the ability to achieve superior investment management performance, the methods of distribution of fund shares, the ability to meet the changing needs of investors, the type and quality of shareowner services and the success of marketing efforts.

      Nelson competes in the United Kingdom with other financial advisers and investment managers in obtaining new client business. Competition for Nelson is based on the ability to achieve reasonable investment management returns, the quality of investor services and the success of marketing efforts.

      DST competes with third party providers, in-house systems and broker-dealers for the provision of processing services. DST's ability to compete is based on, among other things, the quality of service and features offered, including the ability to handle rapidly changing transaction volumes, commitment to hardware capacity and software development and price.

      Competition in the mutual fund industry continues to increase as a result of greater flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares, and as a result of consolidation and acquisition activity within the industry. In addition, the mutual fund industry, in general, faces significant competition as marketing and distribution channels become more creative and complex, alternative product types - such as hedge funds, exchange traded funds and separate accounts - are developed and investors place greater emphasis on published fund recommendations and investment category rankings. Barriers to entry to the investment management business are relatively low. The mutual fund industry as a whole also faces increasing competition from broker-dealers, banks and other intermediaries that are aggressively promoting various products, technologies and services to facilitate portfolio planning and direct securities investments by customers.

EMPLOYEES

      As of December 31, 2001, Janus had approximately 1,450 employees, SMI and Berger had approximately 125 employees, Nelson had approximately 255 employees and Stilwell Financial Inc. had 22 employees. None of these employees are represented by a labor union.

      Relations between Stilwell and the management of Janus have been strained, primarily as the result of disagreements over the structure of the spin-off from KCSI. Prior to the spin-off, a number of minority stockholders and employees of Janus, including members of Janus' management, its chief executive officer, its former chief investment officer, five of the six directors of Janus and others proposed that KCSI consider a spin-off of Janus in addition to the spin-off of Stilwell. The KCSI board of directors ultimately rejected this proposal. Press reports have appeared in which certain Janus employees expressed objections to the Stilwell spin-off and other disagreements with the structure and direction. While Stilwell and Janus have attempted to resolve some of these disagreements, not all disagreements have been resolved. Continuation of these strained relations could result in the loss of key Janus employees and Janus management, which could have a material adverse effect on Stilwell. The portfolio managers and other key employees of Janus are not subject to any non-compete agreements that would preclude them from participating in a competing financial services business, although they are subject to agreements that prohibit them for a specific period of time following the end of their employment from soliciting any investment advisory or investment management clients of Janus or hiring or soliciting employees to leave the employ of Janus. It is also possible that the publicity surrounding the disagreements between Stilwell and members of Janus' management and employees could have an adverse effect on Janus' business and on the ability to attract or retain qualified personnel.


RISK FACTORS

      Certain statements provided by Stilwell in this Annual Report on Form 10-K and in future filings with the SEC, in press releases and in oral statements made with the approval of an authorized officer of Stilwell, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" and similar expressions or variations, and are based on the beliefs and assumptions of Stilwell management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the risks described below and elsewhere in this report. Stilwell cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; Stilwell undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.


Any decrease in the value of Stilwell's assets under management would adversely affect revenues and profits.

     Because most of Stilwell's revenues are related directly to the value of the assets under management by subsidiaries Janus, Berger and Nelson, any decline in the value or amount of those assets would have an adverse effect on revenues. Assets under management may decline for various reasons, many of which are not under Stilwell or its subsidiaries' control. Factors that could decrease assets under management (and therefore revenues) include the following:

o Declines in the market value of the assets in the funds and accounts managed by Janus, Berger or Nelson. This could be caused by price declines in the securities markets generally or in the market segments in which those assets are concentrated. The assets under management of Stilwell's subsidiaries are concentrated in the U.S. equity markets and to a lesser extent in the international equity markets. The effect of market price declines will be compounded if the funds and accounts managed by Janus, Berger and Nelson under-perform the applicable market or segment.

o Redemptions and other withdrawals from the funds and accounts managed by Janus, Berger or Nelson. This could be caused by investors reducing their investments in mutual funds in general or in the market segments that are the focus of Stilwell's subsidiaries (in response to adverse market conditions or to pursue other investment opportunities, for example); investors taking profits from their investments; or poor investment performance of the funds and accounts managed by Stilwell's subsidiaries, which could cause investors to move funds to other investment managers.

     Favorable performance by the U.S. securities markets in the late 1990's attracted a substantial inflow of investments to the U.S. mutual fund industry and resulted in significant appreciation in the market value of the assets held by funds during the period. However, markets during 2000 and 2001 retreated from the record years recently experienced, with the each of the major indices - the S&P 500 Index, Nasdaq and Dow Jones Industrial Average - falling in 2000 and 2001. The growth rates of Stilwell's subsidiaries and equity investments have varied from year to year, and management does not currently expect the high average growth rates sustained in the late 1990's to be repeated in the foreseeable future. There can be no assurance that decreases in assets under management similar to those experienced during 2001 will not continue in future periods. In addition, in 2000, Janus closed five funds to new investors, including its flagship Janus Fund, and these closings could affect the level of cash inflows experienced by Janus.

     The results of DST are also subject to the performance of the U.S. mutual fund industry because DST derives a substantial portion of its revenues from the delivery of services and products to U.S. mutual fund industry clients. Any event affecting the mutual fund industry that results in a significant decline in the number of shareowner accounts could have a material adverse effect on DST's business.

     For any period in which revenues decline, Stilwell's profits and profit margins may decline by a greater proportion because certain expenses remain relatively fixed.


If Stilwell is unable to attract and retain key personnel, it could have a material adverse effect on the Company's future success.

     Stilwell's business is similar to other investment management businesses in that it is dependent on the ability to attract, retain and motivate highly skilled, and often highly specialized, technical and management personnel. Although Stilwell expects that Mr. Thomas H. Bailey will continue to serve as a director and chief executive officer of Janus after the termination of his management rights on April 2, 2002, a formal succession plan in the event of a departure from Janus by Mr. Bailey has not yet been fully developed. There can be no assurance that an adequate succession plan will be effected or that the loss of Mr. Bailey's services, or the services of senior portfolio managers, for any reason would not have an adverse effect on Janus and Stilwell. Furthermore, relations between Janus and Stilwell were strained primarily as a result of disagreements over the structure of the spin-off of Stilwell to KCSI's common stockholders that was completed on July 12, 2000. Continuation of these strained relations could result in the loss of key Janus employees or other management personnel or impair the ability to attract new personnel. See "Employees."

Stilwell may not have the funds necessary to purchase the convertible notes that were issued in April 2001, which may be put to Stilwell at the option of the holders or upon a change in control.

     On April 30, 2002, 2004, 2006, 2011, 2016, 2021 and 2026, holders of
Stilwell's convertible notes may require Stilwell to purchase all or a portion of the notes. Based on the recent trading price of the convertible notes, management believes it is likely that the convertible notes will be put to the Company on April 30, 2002. It is possible that Stilwell would not have sufficient funds at the time of each put, including the April 30, 2002 put, to make the required purchase of the notes. Stilwell may need to borrow under its credit facilities, if available at each put date, if purchase of all the notes were required; however, and the credit facilities could be unavailable or limited if covenants or requirements of the credit facilities are not satisfied (see "Risk Factors - Stilwell's credit facilities impose restrictions on the ability to conduct business and may not be sufficient to satisfy capital and operating requirements" below). Stilwell may be required to pay all or a portion of the purchase price in shares of Stilwell common stock, subject to satisfying the conditions in the indenture for making such payments, which could have the effect of diluting existing stockholders. If Stilwell were unable to satisfy the conditions in the indenture to use common stock to pay the purchase price, and if sufficient cash were not available to Stilwell to repurchase the notes, Stilwell could be in default of its obligations on the convertible notes.

     In addition, upon the occurrence of certain specific kinds of change in control events occurring on or before April 30, 2006, Stilwell may be required to purchase for cash all outstanding convertible notes. However, it is possible that upon a change in control Stilwell would not have sufficient funds to make the required purchase or that restrictions in Stilwell's credit facilities or other indebtedness would not allow those purchases.


Increased competition could reduce the demand for the products and services of Stilwell's subsidiaries, which could have a material adverse effect on the respective companies' business, financial condition, results of operations and business prospects.

     Stilwell and its subsidiaries are subject to substantial and growing competition in all aspects of business. Such competition could reduce the demand for the products and services of Stilwell's subsidiaries and could have a material adverse effect on Stilwell's business, financial condition, results of operations and business prospects. Janus, Berger and Nelson compete with hundreds of other mutual fund management and distribution companies that distribute their fund shares through a variety of methods. Although no one company or group of companies dominates the financial services industry, many are larger, better known, have greater resources and offer investors a more diverse group of funds to choose from, than Stilwell and its subsidiaries do. Stilwell believes that competition in the mutual fund industry will increase as a result of, among other reasons, the following: a) increased flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares, b) consolidation and acquisition activity within the industry, c) marketing and distribution channels becoming more creative and complex, d) the development of alternative product types, such as hedge funds, exchange traded funds and separate accounts, and e) investors placing greater emphasis on published fund recommendations and investment category rankings. The mutual fund industry as a whole also faces increasing competition from activities designed to facilitate portfolio planning and direct securities investments by customers. See "Competition."


Stilwell's credit facilities impose restrictions on the ability to conduct business and may not be sufficient to satisfy capital and operating requirements.

     Stilwell's credit facilities contain covenants that, among other things, restrict Stilwell's ability to transfer assets, merge, incur debt, create liens and enter into transactions with affiliates. The credit facilities require the Company to maintain specified financial ratios, including maximum leverage, minimum net worth and fixed charge coverage and minimum unencumbered liquidity. In addition, Stilwell must maintain a minimum level of assets under management to ensure full availability of the credit facilities, and reductions in the amount available would occur if assets under management were to fall below specified levels, and further, Stilwell would be required to repay portions of amounts borrowed under the credit facilities in excess of the reduced credit availability amount. Stilwell's ability to comply with such provisions may be affected by events beyond its control. The breach of any of these covenants would result in a default under the credit facilities. In the event of any such default, lenders party to the credit facilities could elect to declare all amounts borrowed under the credit facilities, together with accrued interest and other fees, to be due and payable. If any indebtedness under the credit facilities were to be accelerated, Stilwell might not have sufficient assets to repay such indebtedness in full.

     The timing of future capital requirements will depend on a number of factors, including the Company's ability to successfully implement its business strategy. Stilwell may require additional capital sooner than anticipated to the extent that operations do not progress as anticipated. To the extent credit facilities and operating cash flows are not sufficient to fund Stilwell's cash requirements, Stilwell would have to seek additional capital that may not be available on acceptable terms, or at all. If additional capital were not available, Stilwell would have to sell some of its assets that could include a portion of the approximate 33% interest in DST. See Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Structure," of this Form 10-K.


Stilwell's business is subject to pervasive regulation with attendant costs of compliance and serious consequences for violations.

     Virtually all aspects of Stilwell's business are subject to various laws and regulations. Violations of such laws or regulations could subject Stilwell, its subsidiaries and/or employees to disciplinary proceedings or civil or criminal liability, including revocation of licenses, censures, fines or temporary suspension or permanent bar from the conduct of business. Any such proceeding or liability could have a material adverse effect upon Stilwell's business, financial condition, results of operations and business prospects. These laws and regulations generally grant regulatory agencies and bodies broad administrative powers, including, in some cases, the power to limit or restrict the Company from operating in the event of failure to comply with such laws and regulations. Due to the extensive regulations and laws to which Stilwell and its subsidiaries are subject, management is required to devote substantial time and effort to legal and regulatory compliance issues.

     In addition, the regulatory environment in which Stilwell and its subsidiaries operate is subject to change. Stilwell may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. See Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Other Items - Regulatory Influence," of this Form 10-K.


Stilwell's business is vulnerable to failures in support systems and customer service functions that could lead to loss of customers or claims against Stilwell.

     The ability to consistently and reliably obtain securities pricing information, process shareowner transactions and provide reports and other customer service to the shareowners of funds managed by Janus, Berger and Nelson and to the customers of DST is essential to Stilwell's continuing success. Any delays or inaccuracies in obtaining pricing information, processing shareowner transactions or providing reports, and any inadequacies in other customer service, could alienate customers and potentially give rise to claims against Janus, Berger, Nelson or DST. The customer service capability of Janus, Berger, Nelson and DST, as well as their ability to obtain prompt and accurate securities pricing information and to process shareowner transactions and reports, are highly dependent on communications and information systems and on third party vendors.

     These systems could suffer failures or interruptions due to various natural or man-made causes, and the back-up procedures and capabilities may not be adequate to avoid extended interruptions in operations. Furthermore, in response to slowing customer demand, Janus reduced its customer support staff by more than 1,000 employees during 2001. These reductions will cause Janus to place greater reliance on its automated customer service systems, thereby increasing the related risks if such systems were to fail.

Certain agreements provide the chief executive officer of Janus substantial influence over Janus.

     Mr. Bailey has substantial influence over Janus, Stilwell's most significant subsidiary, and his interest may conflict with Stilwell's interests and the interests of Stilwell's investors. The Janus Stock Purchase Agreement provides that until April 2, 2002 (March 28, 2002 until recent extension), Mr. Bailey shall continue to establish and implement policy with respect to the investment advisory and portfolio management activity of Janus. In furtherance of such objective, such agreement provides that, until April 2, 2002: 1) Stilwell will vote its shares of Janus common stock to elect directors of Janus, at least the majority of whom are selected by Mr. Bailey, subject to Stilwell's approval, which approval may not be unreasonably withheld, and 2) any change in management philosophy, style or approach with respect to investment advisory and portfolio management policies of Janus shall be mutually agreed upon by Stilwell and Mr. Bailey. After Stilwell's purchase of Mr. Bailey's shares of Janus common stock during 2001, Stilwell and Janus extended Mr. Bailey's management rights through April 2, 2002. After that date, Mr. Bailey's rights as described under the Janus Stock Purchase Agreement will expire. However, Stilwell expects that Mr. Bailey will continue to serve as a director and chief executive officer of Janus subsequent to the termination of his management rights, and, as such, Mr. Bailey may continue to have substantial influence over Janus.


Stilwell's business is dependent on investment advisory agreements that are subject to termination or non-renewal.

     Most of the revenues of Janus and Berger are derived pursuant to investment advisory agreements with their respectively managed mutual funds and other separate and private accounts. Any termination of or failure to renew a significant number of these agreements could have a material adverse impact on the revenues, profits and business of Janus or Berger. With respect to agreements with mutual funds, these investment advisory agreements may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the Investment Company Act of 1940), and must be approved and renewed annually by the disinterested members of each fund's board of directors or trustees, or its shareowners, as required by law. In addition, the board of trustees or directors of certain funds and separate and private accounts of Janus and Berger generally may terminate these investment advisory agreements upon written notice for any reason.


Stilwell's business is subject to international market risks that could have a material adverse effect on Stilwell's business, financial condition and results of operations.

     Certain portions of the managed portfolios of Janus and Berger as well as assets managed by Nelson are invested from time to time in various securities of corporations located or doing business in foreign trading markets and developing regions of the world commonly known as emerging markets. Stilwell believes that in the future, investments in international markets will become a larger percentage of assets under management by its subsidiaries. These portfolios and assets, and revenues derived from the management of such portfolios and assets, are subject to various risks that could have a material adverse effect on Stilwell's business, financial condition and results of operations. Such risks include unfavorable political and diplomatic developments, currency fluctuations, social instability and changes in governmental policies, expropriation, nationalization, confiscation of assets and changes in legislation relating to foreign ownership. In addition, foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile.

Acquisitions, which are part of Stilwell's business strategy, involve inherent risks that could result in adverse effects on Stilwell's operating results and financial condition and dilute the holdings of current stockholders.

     As part of Stilwell's business strategy, Stilwell intends to consider acquisitions of similar or complementary businesses. If Stilwell were not correct when assessing the value, strengths, weaknesses, liabilities and potential profitability of acquisition candidates or if unsuccessful in integrating the operations of the acquired businesses, Stilwell may not achieve the expected return on investment in the acquired businesses, which could have a material adverse effect on Stilwell's operating results and financial condition. Any future acquisitions would be accompanied by the risks commonly associated with acquisitions.

     These risks include, among others:

          o potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses,

          o the difficulty and expense of integrating the operations and personnel of the acquired companies,

          o the potential disruption to the business of the combined company and potential diversion of management's time and attention,

          o the impairment of relationships with and the possible loss of key employees and clients as a result of the changes in management, and

          o dilution to stockholders if the acquisition were made with the Company's common stock.

     In addition, the products and technologies of acquired companies may not be effectively assimilated into Stilwell's business, and product offerings of the combined company may not have a positive effect on the combined companies' revenues or earnings. The combined company may also incur significant expense to complete the acquisitions and to support the acquired products and businesses. Further, any such acquisitions may be funded with cash, debt or equity or some combination of such consideration, which could have the effect of diluting or otherwise adversely affecting the holdings or the rights of stockholders. Finally, Stilwell may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

Stilwell's inability to access clients through third party distribution channels could have a material adverse effect on Stilwell's financial condition, results of operations and business prospects.

     Stilwell's subsidiaries' ability to market their mutual funds, subadvisory services and investment services is partly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, brokers, banks and other intermediaries. These various intermediaries generally offer their clients various investment products in addition to, and in competition with, Stilwell and its subsidiaries. Further, the private account business utilizes referrals from financial planners and professional investment advisers, accountants, attorneys and other professionals. Stilwell cannot be certain that it will continue to have access to these third party distribution channels and an inability to do so could have a material adverse effect on Stilwell's financial condition, results of operations and business prospects.

Stilwell's intercompany agreement and tax disaffiliation agreement with KCSI contain indemnification obligations that Stilwell may not be able to satisfy, and which may have a material adverse effect on Stilwell.

     In connection with the spin-off of Stilwell to KCSI's common stockholders, Stilwell entered into an intercompany agreement and a tax disaffiliation agreement with KCSI. These agreements contain provisions that allocate responsibility between KCSI and Stilwell for various liabilities and obligations. Among other things, these agreements provide that each party will indemnify the other against certain claims relating to, or taxes attributable to, their respective businesses before and after the spin-off. The tax disaffiliation agreement also addresses the liabilities and obligations of each party with respect to taxes and claims relating to the tax ruling from the IRS in connection with the spin-off. Stilwell's ability to indemnify KCSI and KCSI's ability to indemnify Stilwell should either party be required to do so would depend on the financial strengths of the respective company. Stilwell may not be able to fund such indemnities should they arise, and KCSI may not have the funds to indemnify Stilwell, either of which events could have a material adverse effect on Stilwell.


Antitakeover provisions of Stilwell's governing documents and the rights plan could delay or prevent a change in control of the Company, thereby entrenching current management and possibly depressing the market price of Stilwell's common stock.

         Provisions of Stilwell's certificate of incorporation, bylaws and shareholders' rights plan are antitakeover in nature and may delay or make more difficult acquisitions or changes in control of Stilwell, thereby entrenching current management and possibly depressing the market price of common stock. For example, Stilwell's certificate of incorporation and bylaws authorize blank series preferred stock, require a supermajority stockholder vote for approval of certain types of business combinations, establish a staggered board of directors and impose certain procedural and other requirements for some corporate actions. The shareholders' rights plan could significantly dilute the interest in Stilwell of persons seeking to acquire control without prior approval of Stilwell's board of directors.


Various factors may prevent Stilwell from declaring or paying dividends.

     Stilwell's board of directors has full discretion to determine whether Stilwell pays dividends in any given year. Various factors may prevent Stilwell from paying dividends to stockholders. These factors include Stilwell's financial position, capital requirements and liquidity, the stock repurchase program, contractual and legal requirements, results of operations and any other considerations that the board of directors considers relevant. In addition, Stilwell is a holding company and the ability to pay dividends is dependent on the dividends and income received from subsidiaries. Currently, the primary source of cash is dividends received from Janus. Janus is also the primary source of Stilwell's revenues. The payment of dividends by Janus is subject to the discretion of its board of directors, the majority of which is nominated by Mr. Bailey (until termination of those rights on April 2, 2002 as discussed above). Janus' board of directors could determine in their discretion that Janus will not pay dividends in any given year.

ITEM 2.  PROPERTIES

      In the opinion of management, the various facilities, office space and other properties owned or leased by the Company (and its subsidiaries and affiliates) are adequate for existing operating needs.

Janus
      Janus leases approximately one million square feet of office space in various facilities from non-affiliated companies for administrative, investment and shareowner servicing operations. Of the total space leased by Janus, approximately 475,000 square feet of office space is either currently sublet to third parties or is available for leasing.

      Of the one million square feet, approximately 650,000 square feet is located in the Denver, Colorado area and approximately 320,000 square feet is located in Austin, Texas, of which approximately 100,000 square feet has been sublet to third parties. In April 2001, Janus closed its Austin facility due to reduced shareowner volumes and an emphasis on electronic shareowner processing. See Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under "Significant Developments" for additional information.

      The remaining space is comprised of approximately 1,200 square feet of general office space in Aspen, Colorado, approximately 9,900 square feet of office space in Westport, Connecticut for sales and marketing activities, 12,000 square feet of office space in London, England for securities research and trading and 6,700 square feet in Hong Kong for investment and marketing operations.

      In 2001, Janus signed a lease agreement for approximately 160,000 square feet of office space in Denver that is expected to be available for use in second quarter 2004.

Berger
      Berger leases approximately 122,800 square feet of office space in Denver, Colorado from a non-affiliate for its administrative and corporate functions. Bay Isle is located in San Francisco, California and leases from a non-affiliate approximately 5,400 square feet for its investment, operational and administrative functions.

Nelson
      Nelson leases from a non-affiliate 8,000 square feet and owns 2,300 square feet of office space in Chester, England, the location of its corporate headquarters, investment operations and one of its marketing offices. Nelson owns approximately 12,000 square feet of corporate office space in Northwich, England. Also, Nelson leases six branch marketing offices totaling approximately 16,325 square feet in the following locations in the United Kingdom: London, Lichfield, Bath, Durham, Stirling and York.

Stilwell
      Stilwell leases approximately 12,500 square feet of office space in Kansas City, Missouri from a non-affiliate for its corporate functions.



ITEM 3.  LEGAL PROCEEDINGS

     From time to time Stilwell and its subsidiaries are involved in various legal actions arising in the normal course of business. While the outcome of the various legal proceedings involving Stilwell cannot be predicted with certainty, management believes (after consultation with legal counsel) that the litigation reserves of Stilwell and its subsidiaries are adequate and that legal actions involving Stilwell and ultimate resolution of these matters will not be material to Stilwell's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the three-month period ended December 31, 2001.


EXECUTIVE OFFICERS OF THE COMPANY

      Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being included in Stilwell's Definitive Proxy Statement. All executive officers are elected annually and serve at the discretion of the Stilwell board of directors (or in the case of Mr. Bailey, the Janus board of directors). Certain of the executive officers have employment agreements with the Company.

           Name            Age          Position and Offices

     Landon H. Rowland      64   Director, Chairman of the Board, President and
                                    Chief Executive Officer

     Thomas H. Bailey       64   Chairman, President and Chief Executive Officer
                                    of Janus

     Danny R. Carpenter     55   Executive Vice President

     Daniel P. Connealy     55   Vice President and Chief Financial Officer

     Gwen E. Royle          41   Vice President - Legal and Corporate Secretary

     Douglas E. Nickerson   36   Vice President, Controller and Treasurer

     Joseph D. Monello      57   Vice President of Development

     Anthony P. McCarthy    55   Vice President - Administration



     Landon H. Rowland has been Chairman of the Board, President and Chief Executive Officer of Stilwell since its inception. He was Chairman of the Board of KCSI from May 1997 to December 2000, President of KCSI from July 1983 to July 2000 and Chief Executive Officer of KCSI from January 1987 to July 2000. Mr. Rowland is also a director of Janus, Stilwell Management, Inc., Nelson and KCSI.

     Thomas H. Bailey has continuously served as Chairman, President and Chief Executive Officer of Janus since 1978. See information regarding a stock purchase agreement with Mr. Bailey and another Janus stockholder under Part II
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Other Items - Janus Capital Corporation," of this Form 10-K.

     Danny R. Carpenter has been Executive Vice President since October 2000. He served as Vice President - Secretary from Stilwell's inception to October 2000. Mr. Carpenter was Vice President - Finance of KCSI from November 1996 to July 2000, Vice President - Finance and Tax of KCSI from May 1995 to November 1996 and served as Vice President - Tax and Tax Counsel of KCSI from June 1993 to May 1995. Prior to June 1993, he was a member in the law firm of Watson & Marshall, L.C. located in Kansas City, Missouri. Mr. Carpenter is also a director of Stilwell Management, Inc. and Nelson.

     Daniel P. Connealy has been Vice President and Chief Financial Officer since June 2001. Prior to joining Stilwell, he was a partner for 22 years with PricewaterhouseCoopers LLP, where he was employed for more than 32 years. While at PricewaterhouseCoopers, he specialized in service to asset managers and related fund companies. Mr. Connealy is also a director of Stilwell Management, Inc. and Nelson.

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

     Douglas E. Nickerson has been Vice President, Controller and Treasurer since May 2001. He served as Vice President and Controller from Stilwell's inception to May 2001. He served as Assistant Comptroller of KCSI from September 1997 to July 2000 and served as Manager of Financial Reporting of KCSI from October 1995 to September 1997. Prior to October 1995, Mr. Nickerson generally worked in the accounting and finance service industry.

     Joseph D. Monello has been Vice President of Development since October 2000. He served as Vice President and Chief Operating Officer from Stilwell's inception to October 2000. Mr. Monello served as Chief Financial Officer of KCSI from March 1994 to July 2000. Mr. Monello is also a director of Stilwell Management, Inc. and Nelson.

     Anthony P. McCarthy has been Vice President - Administration since May 2001. He served as Vice President - Finance from Stilwell's inception to May 2001. He served as Vice President and Treasurer of KCSI from May 1996 to July 2000. He was Treasurer of KCSI from December 1989 to May 1996.

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

      The payment and amount of dividends will be reviewed periodically and adjustments considered that are consistent with growth in real earnings and prevailing business conditions. Based on a required minimum net worth as set forth in the Stilwell and Janus credit facilities, unrestricted retained earnings at December 31, 2001 totaled $535.3 million.

     Stilwell's ability to pay dividends is dependent on the dividends and income it receives from its subsidiaries. At the present time, Stilwell's primary source of cash is dividends received from Janus. The payment of dividends by Janus is subject to the discretion of the Janus Board of Directors ("Janus Board"). Although Stilwell has a contractual obligation to cause such payment, Thomas H. Bailey, the Chairman, President and Chief Executive Officer of Janus, has certain rights to select a majority of the Janus Board, pursuant to the stock purchase agreement among Stilwell, Mr. Bailey and another Janus stockholder (see discussion under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Other Items," of this Form 10-K). Mr. Bailey's rights with respect to the selection of the Janus Board, among others, expire on April 2, 2002.

     In December 2001, the Stilwell board of directors also approved a change in Stilwell's dividend policy. Beginning in 2002, dividends will be paid annually rather than quarterly. Stilwell anticipates paying the annual dividend - expected to be $0.04 per share - in July of each year.

      As of March 11, 2002, there were 5,004 holders of the Company's common stock based upon an accumulation of the registered stockholder listing.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data below should be read in conjunction with Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the this Form 10-K and the consolidated financial statements and the related notes thereto, and the Report of Independent Accountants thereon, included under Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K, and such data is qualified by reference thereto.

                                                           Year ended December 31,
                                                  -----------------------------------------
                                          1997       1998(i)     1999        2000(ii)      2001(iii)
                                          -----   -----------    ------   ------------     ---------
                                                (dollars in millions, except per share data)
  Financial Data:
  Income Statement:
      Revenues........................   $ 485.1     $ 670.8    $ 1,212.3   $  2,248.1     $  1,555.7
      Operating expenses..............     285.9       390.2        694.0      1,211.8        1,025.3
                                         -------     -------    ---------    ---------     ----------
        Operating Income..............     199.2       280.6        518.3      1,036.3          530.4
      Equity in earnings of
        unconsolidated affiliates.....      24.9        25.8         46.7         70.8           75.4
      Gain on sale of DST  common
        stock.........................                                                           28.8
      Gain on litigation settlement...                                            44.2
      Gain on sale of Janus
        common stock..................                                            15.1
      Reduction in ownership
        of DST........................                 (29.7)
      Interest expense................     (10.4)       (6.5)        (5.9)        (7.7)         (34.8)
      Other, net......................      16.2        19.1         27.4         43.7           20.2
                                         -------     -------    ---------   ----------     ----------
        Pretax Income.................     229.9       289.3        586.5      1,202.4          620.0
      Income tax provision............      87.0       103.7        216.1        427.0          217.7
      Minority interest...............      24.9        33.4         57.3        111.7          100.0
                                         -------     -------    ---------   ----------     ----------
        Net Income....................   $ 118.0     $ 152.2    $   313.1   $    663.7     $    302.3
                                         =======     =======    =========   ==========     ==========

      EBITDA (iv)                        $ 228.5     $ 279.2    $   570.5   $  1,179.6     $    685.4

  Per Share Data (v):
      Weighted average Common shares
         outstanding  (in
         thousands)...................   223,000     223,000      223,000      222,445        220,154

      Basic Earnings per share........   $  0.53     $  0.68    $    1.40   $    2.98      $     1.37

      Weighted average Diluted Common
         shares outstanding (in
         thousands)...................   223,000     223,000      223,000      225,423        224,424

      Diluted Earnings per share......   $  0.53     $  0.67     $   1.38   $    2.90      $     1.31

       Cash dividends per Common
         share (vi)...................      n/a         n/a          n/a    $    0.02      $     0.04

                                                                 December 31,
                                          ------------------------------------------------------
                                          1997        1998        1999        2000          2001
                                          -----       -----      ------       -----         ----
                                                          (dollars in millions)
  Balance Sheet:
      Total Assets....................  $   672.6   $   822.9   $ 1,231.5   $  1,581.0    $  3,391.6
      Long term obligations:
          Third Parties...............                                                         399.5
          KCSI........................       84.1        16.6

  Operating Data:
  --------------
    Total assets under
        management (in billions)......  $    71.6   $   113.1   $   257.4   $    257.8    $    192.2
    Shareowner accounts
        (in millions).................        2.7         3.0         4.3          6.3           5.9
    Ratio of earnings
        to  fixed                           15.04       22.42       47.14        75.45         14.19
        charges (vii).................

(i) Includes a one-time non-cash charge of $36.0 million ($23.2 million after-tax) resulting from the merger of a wholly-owned subsidiary of DST with USCS International, Inc. ("USCS"). DST accounted for the merger under the pooling of interests method. The charge reflects Stilwell's reduced ownership of DST, together with Stilwell's proportionate share of DST and USCS fourth quarter merger-related costs.

(ii) Includes certain non-recurring after-tax items: a) a $27.3 million gain on the settlement of litigation with a former equity affiliate; b) a $15.1 million gain resulting from the sale by Stilwell of 192,408 shares of Janus common stock to Janus; and c) approximately $10.5 million representing the Company's proportionate share of non-recurring gain items recorded by DST resulting from litigation settlement and sales of marketable securities.

(iii)Includes certain non-recurring items (after consideration of income taxes and minority interest): a) Janus recorded a net reduction to net income of approximately $38.3 million related to severance, facility closing and related costs associated with work force reductions in February and April 2001, the closing of its Austin location and restructuring of its Denver locations, partially offset by a reduction relating to stock bonus accruals that were no longer payable as a result of the sale of shares of Janus common stock by various minority stockholders; b) approximately $10.4 million in costs that were incurred by Janus to conduct a proxy vote for each of the Janus funds to obtain, among other things, shareowner approval of new advisory agreements with Janus; c) a third quarter non-cash increase to minority interest of approximately $64.0 million in connection with Stilwell's commitment to purchase 609,950 shares of Janus common stock representing the excess of the contractual price paid by Stilwell compared to the current market value of the stock; d) approximately $8.2 million representing Stilwell's proportionate share of DST net non-recurring gains during 2001; and e) a gain of $15.9 million resulting from the disposition of 839,000 shares of DST common stock in December 2001 in connection with Stilwell's formation of a captive insurance company.

(iv) Represents earnings before interest, income taxes, depreciation and amortization for each of the years presented. EBITDA is not a measure of financial performance under generally accepted accounting principles, is not necessarily comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.

(v) The per share data presented for the years ended December 31, 1997, 1998, 1999 and 2000 has been restated to reflect the 222,999.786-to-1 stock split effected in the form of a stock dividend on July 12, 2000.

(vi) Stilwell declared dividends of $0.01 per share for each of the third and fourth quarters of 2000. Stilwell declared dividends of $0.01 per share for each quarter in 2001.

(vii)For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax income less equity in earnings of unconsolidated affiliates plus fixed charges and distributed earnings of unconsolidated affiliates. Fixed charges include gross interest expense, amortization of deferred financing expenses and an amount equivalent to interest included in rental charges. Stilwell has assumed that one-third of rental expense is representative of the interest factor.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


OVERVIEW

      The discussion set forth below contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" and similar expressions or variations, and are based on the beliefs and assumptions of the management of Stilwell Financial Inc. (the "Company" or "Stilwell") based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the risks described below, in Part I Item 1, Business, under "Risk Factors" and elsewhere in this report. Stilwell cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; Stilwell undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

      The discussion herein is intended to clarify and focus on the Company's results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K. This discussion should be read in conjunction with these consolidated financial statements, the related notes and the Report of Independent Accountants thereon, and is qualified by reference thereto.

     Within this Management's Discussion and Analysis of Financial Condition and Results of Operations, historical transactions and events (i.e., occurring prior to July 12, 2000) involving the financial services segment of Kansas City Southern Industries, Inc. ("KCSI"), which is now Stilwell, are discussed as if Stilwell were the entity involved in the transaction or event, unless otherwise indicated. In addition, intercompany transactions between Stilwell and KCSI up to and including July 12, 2000 are reflected as dividends to or transfers from KCSI. Because the financial services business was operated as part of KCSI during the period presented, such financial information and statements may not necessarily reflect the results of operations or financial position of Stilwell or what the results of operations would have been if Stilwell had been a separate, independent company during those periods.

     On January 23, 1998, KCSI formed Stilwell as a holding company for the group of businesses and investments that comprised the financial services segment of KCSI. Stilwell's primary entities are Janus Capital Corporation ("Janus"), an approximate 98% owned subsidiary; Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary; Berger Financial Group LLC ("Berger"), of which SMI owns 100% of the Berger preferred limited liability company interests and approximately 87% of the Berger regular limited liability company interests; Nelson Money Managers Plc ("Nelson"), an 81% owned subsidiary; and DST Systems, Inc. ("DST"), an equity investment in which SMI holds an approximate 33% interest. KCSI transferred to Stilwell KCSI's ownership interests in Janus, Berger, Nelson, DST and certain other financial services-related assets, and Stilwell assumed all of KCSI's liabilities associated with the assets transferred, effective July 1, 1999.

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

      As previously disclosed, on July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") that states that for United States federal income tax purposes the Spin-off qualifies as a tax-free distribution under
Section 355 of the Internal Revenue Code of 1986, as amended. Additionally in February 2000, KCSI received a favorable supplementary tax ruling from the IRS that states that the assumption of $125 million of KCSI indebtedness by Stilwell had no effect on the previously issued tax ruling.

      For purposes of segment reporting, Stilwell reports Janus and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell, as well as the identified intangible assets and goodwill resulting from the acquisition of subsidiaries and affiliates directly by Stilwell, are aggregated as a separate segment.

     Revenues and net income are derived primarily from providing investment management, administration, distribution and transfer agent services to individual and institutional investors. Stilwell's revenues are largely dependent on the total value and composition of assets under management. Assets under management are affected by new money investments or redemptions and by market appreciation or depreciation. Factors that impact the level of net fund sales or redemptions include marketing efforts, competitive fund performance, introduction and market reception of new products and the current popularity of no-load mutual funds. Market appreciation and depreciation reflect fluctuations in investment values. The level of growth (decline) in shareowner accounts generally mirrors the recent performance of the various funds within the group (e.g., positive performance periods are generally followed by growth in accounts).


RECENT DEVELOPMENTS

      Corporate Restructuring of Janus. On February 15, 2002, Stilwell announced its intention to convert Janus Capital Corporation into a limited liability company. Concurrent with the structural change in Janus, approximately 6.2% of the shares of the limited liability company - with a value now estimated at approximately $300 million - is expected to be issued to key Janus employees in early second quarter 2002. The issuance of ownership to Janus employees is expected to occur through two grants.

      The first grant will be through a special, one-time share grant equivalent to 5% of Janus, all of which vest at the end of seven years and include the opportunity for accelerated vesting (either 20% or 33% annually) when Janus meets defined performance targets. The second grant will represent the customary long-term incentive component of the employees' annual compensation package and will vest at the end of five years, with opportunities for acceleration. All vesting is subject to continued employment by the limited liability company.

      The combined grants, which Janus expects to distribute to approximately 180 key employees (the majority of which will be to the 65-member investment team), are designed to encourage superior investment performance and long-term stability at Janus through additional employee ownership in a tax-efficient organizational structure. The equity program in the limited liability company is expected to include liquidity provisions that will provide Janus employees the opportunity to sell up to 50% of their aggregate vested shares to Janus or Stilwell, with certain restrictions, on scheduled liquidity dates at the then-current fair value of the shares.

      Upon issuance of the shares of the limited liability company, Stilwell will own approximately 92% of Janus, with Janus employees owning the remaining 8% of the company. The grants of shares are expected to qualify for fixed accounting under generally accepted accounting principles, with Janus recognizing a pro rata amount of compensation expense for each year during the vesting period. Using a fixed accounting approach, Stilwell estimates that Janus would record an additional $45 to $50 million in annual compensation expense associated with the expected grants of Janus shares. However, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") is currently discussing the accounting treatment of profits interests in a limited liability company structure. The discussion is focused on whether profits interests should be recorded under fixed plan accounting similar to restricted stock grants, on a variable basis such as stock appreciation rights, or whether accounting should be based on individual facts and circumstances. Fixed plan accounting would require the current fair value of grants - as determined on the date of grant - to be charged to compensation expense over the vesting period. Variable accounting would also require future appreciation or depreciation of the profits interests and related earnings to be charged to compensation expense. Stilwell cannot predict the position that the EITF will ultimately take, or the effect of such position on the ultimate financial reporting of the initial and future grants.

      If, for any reason (e.g., accounting, tax or other issues), the anticipated limited liability company structure could not be completed as contemplated, Stilwell would expect that Janus would continue as a corporation and that common stock would be issued to key Janus employees in a manner similar to previous years' customary restricted stock grants.


      Berger Acquisitions of Bay Isle and INTECH. Berger completed two recent acquisitions: Bay Isle Financial Corporation ("Bay Isle") on December 31, 2001 and Enhanced Investment Technologies, Inc. ("INTECH") on February 28, 2002. Bay Isle is a manager of primarily institutional and private accounts through a value style approach. Bay Isle manages approximately $1.1 billion assets, which have been included in the consolidated totals at December 31, 2001. The terms of the transaction were not material to Stilwell's results of operation, financial position or cash flows as of and for the year ended December 31, 2001.

      INTECH uses a proprietary mathematical investment process for institutional and private clients. INTECH manages approximately $6 billion in assets. If the full amount of contingent purchase price payments were made, Berger would pay approximately $68 million for 50.1% of INTECH and has the right to purchase an additional 30% over the next two years for a negotiated price.

      Berger expects to use its strong institutional marketing group to market the products of Bay Isle and INTECH. With these companies, Berger now offers several growth and value products in the retail, private and institutional channels.


      Interest Rate Exchange Agreement. On February 12, 2002, Stilwell entered into a receive-fixed, pay-floating interest rate exchange agreement with a major investment bank with respect to Stilwell's $400 million Senior Notes (see below). Stilwell will receive from the counterparty a fixed 7% rate on $400 million and Stilwell will pay the counterparty based on the six month LIBOR rate (set in arrears) plus 178 basis points. Stilwell has designated the interest rate exchange as a hedge that qualifies for the "shortcut" method for fair value hedges pursuant to Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and the hedge meets the prerequisites for the assumption of no ineffectiveness under FAS 133. The effect of this agreement is to increase the Company's exposure to fluctuations in interest rates.

RESULTS OF OPERATIONS

     Consolidated operating results from 1999 to 2001 were affected by the following significant developments.

Significant Developments

      Stilwell's Additional Investment in Janus. During the year ended December 31, 2001, Stilwell and Janus completed several purchases of Janus stock that increased Stilwell's ownership interest in Janus to approximately 98%. The transactions are summarized in the table and discussions below:

          Month of Acquisition         Number of Shares          Purchase Price
          --------------------         ----------------          --------------
                                                                  (in millions)
      March and April..........              202,042              $      203.0
      May......................              600,000                     603.0
      September................              138,897                     139.6
      November.................              609,950                     613.0
                                         -----------              ------------
         Total purchased.......            1,550,889              $    1,558.6
                                         ===========              ============


      The Company adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" ("FAS 142") for all transactions occurring on or after July 1, 2001. FAS 141 requires the purchase method of accounting for all acquisitions. Under FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized. Instead, such goodwill and other intangible assets will be tested annually for impairment. With respect to transactions occurring prior to July 1, 2001, FAS 141 and FAS 142 were adopted on January 1, 2002.

      Activities prior to July 1, 2001
      --------------------------------

               March and April 2001 Stilwell acquisition of Janus shares. In March and April of 2001, Stilwell acquired 202,042 shares of Janus common stock from several minority stockholders. Certain Janus employees acquired approximately 163,900 of these shares in 1995 when Janus stock ownership was first extended to a broader group of key management employees other than Thomas H. Bailey, Janus' president, chairman and chief executive officer. The remainder of the shares had been held since 1984 or before. Stilwell purchased the shares through the exercise of put rights by the various minority stockholders. The shares cost approximately $203 million, which was funded through cash and borrowings under the Company's credit facilities. In connection with the transactions, amounts owed to Stilwell by certain of the selling minority stockholders with respect to their Janus stock were repaid.

           May 2001 Stilwell acquisition of Janus shares from Mr. Bailey. On May 1, 2001, Stilwell acquired 600,000 shares of Janus common stock from Mr. Bailey pursuant to the exercise of put rights by Mr. Bailey under the Janus Stock Purchase Agreement. The purchase price of the shares totaled $603 million. In addition, Stilwell paid to Mr. Bailey approximately $7 million representing interest expense that began to accrue on the unpaid purchase price 30 days after Stilwell received notice of Mr. Bailey's decision to exercise his put right. Stilwell funded the purchase price and associated interest with proceeds received from the issuance of Convertible Notes as discussed below.

         Net effect of Acquisitions Prior to July 1, 2001. Stilwell accounted for these transactions using the purchase method of accounting. The following table summarizes the effect of the transactions for purchase accounting purposes (in millions):

                                               March and
                                               April 2001     May 2001       Total
                                               ----------     --------       -----
     Net tangible assets acquired...........    $      1.9     $    8.1    $    10.0
     Identified intangible assets -
         subject to amortization (1)........         157.9        448.1        606.0
     Identified intangible assets -
         not subject to amortization (2)....           -            -             -
     Goodwill (3)...........................          43.2        146.8        190.0
     Goodwill - deferred income tax (4).....          60.4        171.4        231.8
                                                ----------     --------    ---------
          Total.............................    $    263.4     $  774.4    $ 1,037.8
                                                ==========     ========    =========

(1) These amounts represent customer relationships through contracts with private and separate accounts, marketing identified intangibles (e.g., brand name, trademark), advisory contracts with the retail mutual funds and third party advisory and distribution relationships. These amounts were amortized over a weighted average period of 20 years. See discussion below with respect to amortization for fiscal years beginning on January 1, 2002.
(2) As the purchases occurred prior to July 1, 2001, all identified intangible assets were required to be amortized. See discussion below with respect to amortization for fiscal years beginning January 1, 2002.
(3) This amount represents goodwill resulting from the excess of purchase price over the fair value of net tangible and intangible assets. This amount was amortized over a weighted average period of 20 years. See discussion below with respect to amortization for fiscal years beginning on January 1, 2002.
(4) This amount represents goodwill associated with deferred income taxes recorded for identifiable intangible assets based on the difference between the book and tax bases. This amount was amortized over a weighted average period of 20 years. See discussion below with respect to amortization for fiscal years beginning on January 1, 2002.

               Upon adoption of FAS 141 and FAS 142 effective January 1, 2002 for transactions occurring prior to July 1, 2002, Stilwell will no longer amortize goodwill and any identified intangible assets with indefinite lives. Upon completion of a valuation in connection with the purchase price allocation for the various acquisitions of Janus shares during 2001, approximately $5.9 million of identified intangible assets will continue to be amortized in 2002 and beyond. The remaining $600.1 million are considered to be indefinite lived intangible assets and therefore will not be amortized. Accordingly, while Stilwell recorded approximately $35.3 million in amortization expense during 2001 associated with the goodwill and intangible assets resulting from the additional investments in Janus during March, April and May 2001, amortization expense in 2002 and beyond related to these assets will be approximately $0.8 million per year.

      Activities on July 1, 2001 and Thereafter
      -----------------------------------------

           September 2001 Janus purchase of shares from employees. On September 4, 2001, Janus used available cash to purchase 138,897 shares of Janus common stock from employees (other than Mr. Bailey) at a cost of approximately $139.6 million.

           November 2001 Stilwell Purchase of Janus Shares from Mr. Bailey. On November 9, 2001, Stilwell completed the acquisition of 609,950 shares of Janus common stock owned by Mr. Bailey and one other minority stockholder. The acquisitions of the common stock by Stilwell, which were pursuant to put rights held by Mr. Bailey and the other minority stockholder that were included in the 1984 Janus Stock Purchase Agreement, cost approximately $613 million and were funded using proceeds from Stilwell's Senior Note issuance (see below) and existing cash.

           With the completion of these transactions, Stilwell owns approximately 98% of Janus, with the remainder owned by Janus employees. In addition, all mandatory put rights to Stilwell associated with Janus stock were eliminated.

           In third quarter 2001, Stilwell recorded a one-time non-cash increase to minority interest of approximately $64.0 million in connection with its commitment to purchase the 609,950 shares of Janus common stock. This commitment dated back to the initial purchase of Janus common stock in 1984 and resulted from the put rights held by Mr. Bailey and the other minority stockholder that use Janus' earnings from the prior calendar year to determine the price of the Janus shares. Therefore, the contractual price was computed using the results from Janus' record year in 2000. Based on the decline in Janus' earnings during 2001 compared to 2000, accounting guidelines required an evaluation of whether the contractual put price of the purchase commitment exceeded fair value. Upon completion of a valuation, this charge was deemed necessary and was recorded as an increase to minority interest. Once Stilwell completed the acquisition of the Janus shares, the intangible assets and goodwill were reduced by the amount of this charge.

         Net Effect of Transactions Occurring on July 1, 2001 and Thereafter. The Company implemented FAS 141 and FAS 142 for all transactions occurring on or after July 1, 2001. The following table summarizes the effect of the transaction for purchase accounting purposes (in millions):

                                                         September           November
                                                            2001                2001               Total
                                                         ---------           --------              -----
     Net tangible assets acquired (1).......              $     12.9          $   12.7         $     25.6
     Identified intangible assets -
         subject to amortization (2)........                     1.0               4.5                5.5
     Identified intangible assets -
         not subject to amortization (3)....                    95.9             457.2              553.1
     Goodwill (4)...........................                    29.8              74.6              104.4
     Goodwill - deferred income tax (5).....                    37.0             176.6              213.6
                                                          ----------          --------         ----------
          Total.............................              $    176.6          $  725.6         $    902.2
                                                          ==========          ========         ==========


(1) Amount includes approximately $9.2 million attributable to the remaining minority stockholders' allocable portion of acquired shares.
(2) These amounts, representing customer relationships through contracts with private and separate accounts, are amortized over a weighted average period of 7.4 years.
(3) These amounts represent marketing identified intangibles (e.g., brand name, trademark), advisory contracts with the retail mutual funds, third party advisory and distribution relationships and other non-contractual or legal right-based intangible assets.
(4) This amount represents goodwill resulting from the excess of purchase price over the fair value of net tangible and intangible assets.
(5) This amount represents goodwill associated with deferred income taxes recorded for identifiable intangible assets based on the difference between the book and tax bases.


           Stilwell recorded amortization expense of $0.1 million during 2001 associated with the identifiable assets resulting from the September and November 2001 investments in Janus. Amortization expense in 2002 and beyond related to these assets will total approximately $0.7 million per year.

           In connection with the foregoing transactions, a portion of the shares of restricted Janus common stock held by other minority stockholders will become vested pursuant to stock purchase and restriction agreements that require the acceleration of vesting upon the termination of certain management rights held by Mr. Bailey under the Janus Stock Purchase Agreement. Those management rights will terminate on April 2, 2002.

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

           Under the Janus Stock Purchase Agreement, Mr. Bailey had certain management rights, which include the right to establish and implement policy with respect to the investment advisory and portfolio management activity of Janus, as well as the right to select the majority of the members of the Janus Board, subject to Stilwell's approval, which approval may not be unreasonably withheld. In connection with Mr. Bailey's disposition of Janus shares on November 9, 2001, Mr. Bailey's rights under the Janus Stock Purchase Agreement would have expired, but Stilwell agreed with Mr. Bailey to extend those rights to April 2, 2002 (the date by which it is expected the comprehensive fund shareowner approval process described below will be completed).

           After careful consideration of Mr. Bailey's involvement in Janus' development since its inception and his significant involvement in all management decisions at Janus as well as the influence he has exerted over Janus pursuant to his rights under the Janus Stock Purchase Agreement, the fund trustees determined that a fund shareowner vote was needed to approve new advisory agreements with Janus. As of February 20, 2002, the Janus funds obtained fund shareowner approval of new advisory agreements with Janus, the terms of which are in all material respects the same as the current advisory agreements with Janus. In addition, Janus has approximately 50 subadvisory relationships, of which about one-half have determined to secure shareowner approval of new advisory agreements with Janus. As of March 19, 2002, Janus continues the process of obtaining shareowner approval with respect to the subadvisory relationships.

           Upon receipt of fund shareowner approval, the new advisory agreements would be effective April 2, 2002 and would continue in effect until July 1, 2002. Thereafter, the advisory agreements would continue in effect for successive annual periods provided their continuance were approved at least annually by: (1) a majority vote, cast in person and a meeting called for that purpose, of the trustees, or (2) a vote of the holders of a majority of the outstanding voting securities (as defined by the 1940
      Act) of each fund and in either event by a majority of the trustees who are not "interested persons," as defined in the 1940 Act, of Janus.


      $400 Million Debt Offering. On November 6, 2001, the Company issued $400 million of 7% senior notes due November 1, 2006 ("Senior Notes"). The Senior Notes are not redeemable prior to maturity and pay interest semi-annually on the 1st day of November and May, beginning on May 1, 2002. The Company received approximately $396.8 million after discount at issuance, underwriter's discount and certain offering expenses. The proceeds were used to fund a portion of the cost to acquire the 609,950 shares of Janus shares as discussed above.

      Zero-Coupon Convertible Debt Offering. On April 30, 2001, Stilwell completed an offering of approximately $931 million principal amount at maturity of zero-coupon convertible senior notes ("Convertible Notes") due April 30, 2031. The Convertible Notes were offered only to qualified institutional buyers at an initial offering price of $741.37 per $1,000 principal amount at maturity, resulting in gross proceeds to Stilwell of approximately $690 million (prior to consideration of approximately $16.8 million in debt issuance costs). The issue price represents a yield to maturity of 1% per year. Additionally, to the extent that the average market price of the Convertible Notes exceeds certain thresholds, Stilwell could be required to pay contingent interest at a rate of the greater of Stilwell's regular quarterly cash dividend or 0.0625% of the average market price of the Convertible Notes over a specified time period.

      Each $1,000 principal amount at maturity of the Convertible Notes will initially be convertible into 17.1544 shares of common stock upon the occurrence of any of the following events: i) if the closing prices of Stilwell's shares of common stock on the New York Stock Exchange exceed specified levels; ii) if the credit rating assigned to the Convertible Notes by either Moody's Investor Services or Standard & Poor's is below a specified level; iii) if Stilwell calls the Convertible Notes for redemption; or iv) in the event that Stilwell takes certain corporate actions, such as (but not limited to) declaration of an extraordinary dividend. Stilwell may redeem the Convertible Notes for cash on or after April 30, 2006 at their accreted value. Stilwell may be required to repurchase the Convertible Notes, at the option of the holders, on April 30, 2002, 2004, 2006, 2011, 2016, 2021 and 2026 at the accreted values per $1,000 principal amount at maturity of $748.80, $763.89, $779.28, $819.14, $861.03,
$905.06 and $951.35, respectively. Stilwell may choose to pay the purchase price for such repurchases in cash or shares of Stilwell common stock. Stilwell may also be required to repurchase the Convertible Notes, at the option of the holders, in cash, upon the occurrence of certain specified change of control events occurring on or prior to April 30, 2006. A Registration Statement on Form S-3 covering resales by investors of the Convertible Notes, and the shares of Stilwell's common stock into which the notes are convertible, was declared effective by the Securities and Exchange Commission ("SEC") on July 30, 2001.

      Approximately $610 million of the proceeds received from the offering were used to purchase 600,000 shares of Janus common stock as discussed above. The remaining proceeds were available for general corporate purposes.

      As mentioned above, pursuant to the terms of the convertible notes, holders may require Stilwell to purchase all or a portion of their convertible notes as of April 30, 2002. The purchase price per $1,000 of principal amount at maturity of the notes properly tendered for purchase in accordance with their terms is $748.80. If all the notes were tendered, the total purchase price payable by Stilwell would be approximately $697 million. Stilwell has the right to elect to pay the purchase price for any notes tendered in cash or in shares of Stilwell common stock, and the Company is required to give a notice to note holders by April 2, 2002 as to the manner of payment elected. Stilwell presently anticipates that it will announce the election to pay the purchase price in cash for any and all notes tendered. Stilwell believes that it has sufficient resources, including cash on hand and available borrowing capacity under credit facilities, to meet the purchase obligations under the notes if all of the notes were tendered for purchase. However, Stilwell may choose to use other financing alternatives to finance a portion of the obligation under the notes.


      Janus Work Force Reduction, Facility Closings and Other Non-Recurring Items. In February 2001, Janus eliminated 468 jobs from its operations unit, Janus Service Corporation, as a result of a lower level of shareowner activity and its use of technology to moderate costs. The job reduction did not affect Janus' investment team, which continues to aggressively recruit and add analysts to its staff. Janus recorded a non-recurring charge in first quarter 2001 of approximately $9.1 million related to severance, operational and other costs. Partially offsetting these costs was a first quarter 2001 reduction of approximately $8.2 million in stock bonus accruals at Janus that were no longer payable as a result of the sale of shares of Janus common stock by various employees to Stilwell as discussed above.

      On April 20, 2001, Janus announced a further work force reduction that affected approximately 546 employees and resulted in the closing of its Austin, Texas call center. This action reflects a return to a more normalized level of shareowner activity, significant technological advancements that provide capacity to adjust to business fluctuations and the evolution in shareowner approaches to inquiries and investments. Janus recorded approximately $39.4 million in second quarter 2001 non-recurring costs associated with severance, facility closing and related expenses.

      In December 2001, Janus recorded an additional $25.8 million of facility closing and lease costs related to Janus' Austin and Denver facilities resulting primarily from weaker than expected commercial real estate markets. Also, Janus recorded $16.6 million of charges associated with shareowner proxy costs for the Janus group of mutual funds to obtain shareowner approval of new advisory agreements in connection with Stilwell's purchase of Mr. Bailey's remaining shares of Janus common stock.

      The following table summarizes the non-recurring items during 2001 (in millions):

                                             Balance at                                                 Balance at
                                           December 31,                                                December 31,
                                               2000              Additions          Reductions             2001
                                               ----              ---------          ----------             ----
 Severance................................    $      -           $    15.5           $    (13.9)         $     1.6
 Lease and related costs..................                            36.6                (12.2)              24.4
 Fixed asset impairments..................                            14.0                (14.0)               -
 Fund shareowner proxy costs..............                            16.6                 (4.7)              11.9
                                              ---------          ---------           ----------          ---------
    Total.................................    $       -          $    82.7           $    (44.8)         $    37.9
                                              =========          =========           ==========          =========


      Approximately $21.8 million is included as current other liabilities and approximately $16.1 million is included as non-current other liabilities in the consolidated balance sheet at December 31, 2001. The lease terms generally expire between 2007 and 2010.

      In February 2002, Janus implemented a further work force reduction of approximately 220 employees in the shareowner servicing area. This action is not expected to have a material effect on Stilwell's results of operations, financial position or cash flows.


      Janus Issuances of Restricted Stock. In January of 2000 and 2001, certain Janus employees were granted 35,660 and 64,420 shares of restricted Janus stock, respectively. Pursuant to the terms of the grant, 20% of the shares vested immediately in recognition of the employees' contributions during each year. The fair market value of the restricted stock under the grant was approximately $18.4 and $64.7 million in 2000 and 2001, respectively. In addition, the related tax paid by Janus on the behalf of employees totaled $15.6 and $54.7 million in 2000 and 2001, respectively, associated with compensation payments made by Janus to grantee employees in connection with the decision by each employee to make a ss.83(b) election under the Internal Revenue Code upon receipt of the Janus shares. Compensation expense recorded by Janus associated with restricted stock grants totaled $13.5, $35.4 and $37.7 million in 1999, 2000 and 2001, respectively.


      Stilwell Credit Facility. In December 2000, as amended and restated on October 24, 2001, Stilwell and Janus arranged $600 million in credit facilities
- a $300 million 364-Day Competitive Advance and Revolving Credit Facility ("364-Day Facility") and a $300 million Five-Year Competitive Advance and Revolving Credit Facility ("Five-Year Facility") (collectively, the "Facilities"). The proceeds of any borrowings under the Facilities are to be used for working capital and general corporate purposes, including repurchases of outstanding shares of common stock.

      Under the 364-Day Facility, both Stilwell and Janus have available $150 million for use in operations. Under the Five-Year Facility, Janus has available $100 million and Stilwell $200 million. Stilwell guarantees the Janus portion of the Facilities. In addition, Janus and Stilwell each have the right to modify and/or terminate the Facilities pursuant to required notice provisions.

      The Facilities contain a number of covenants, including various financial covenants, which could restrict maximum utilization of the Facilities. Stilwell and Janus were in compliance with the various provisions of the Facilities, including the financial covenants, as of December 31, 2001. Neither Janus nor Stilwell had borrowings under the Facilities at December 31, 2001.

      Concurrent with the completion of the Facilities, Stilwell cancelled the $200 million 364-day senior unsecured Competitive Advance/Revolving Credit Facility entered into in January 2000 that was assumed by Stilwell from KCSI. Stilwell assumed $125 million that was borrowed under the facility, thereby reducing its stockholders' equity. Stilwell repaid the $125 million in March 2000.


      Common Stock Repurchase Program. On July 25, 2000, the Stilwell Board authorized the expenditure of up to $1 billion to repurchase shares of Stilwell common stock over the next two years. Stilwell purchases shares under this program through open market transactions in accordance with SEC rules. The number of shares repurchased will depend on various factors, including the price of the stock and market conditions.

      Through December 31, 2000, Stilwell repurchased, using existing cash flows, approximately 7.2 million shares of its common stock for an aggregate cost of approximately $323.3 million. No repurchases were made during 2001. Stilwell expects to fund the share repurchase program from its cash flow and other available sources of funds.

Year-to-Year Comparisons

      Stilwell's revenues, operating income and net income (with subsidiary information exclusive of amortization and interest costs attributed to the respective subsidiary) were as follows (in millions):

                                                                  December 31,
                                                 ------------------------------------------------
                                                 1999               2000 (i)            2001 (ii)
                                                 ----               ---------           ---------
            Revenues:
               Janus and Berger:
                 Janus..................       $    1,155.3         $    2,157.1         $    1,473.0
                 SMI and Berger.........               40.0                 69.9                 63.8
                                               ------------         ------------         ------------
                    Sub-total...........            1,195.3              2,227.0              1,536.8
               Other....................               17.0                 21.1                 18.9
                                               ------------         ------------         ------------
               Total....................       $    1,212.3         $    2,248.1         $    1,555.7
                                               ============         ============         ============

            Operating income (loss):
               Janus and Berger:
                 Janus..................       $      539.5         $    1,039.7         $      589.6
                 SMI and Berger.........                2.9                 21.9                 10.0
                                               ------------         ------------         ------------
                    Sub-total...........              542.4              1,061.6                599.6
               Other....................              (24.1)               (25.3)               (69.2)
                                               ------------         ------------         ------------
               Total....................       $      518.3         $    1,036.3         $      530.4
                                               ============         ============         ============

            Net income (loss):
               Janus and Berger:
                 Janus (iii)............       $      284.1         $      544.0         $      275.4
                 SMI and Berger (iv) ...                4.4                 18.0                  7.3
                                               ------------         ------------         ------------
                    Sub-total...........              288.5                562.0                282.7
                                               ------------         ------------         ------------
               Other:
                 DST (iv) ..............               40.8                 64.6                 69.6
                 Other..................              (16.2)                37.1                (50.0)
                                               ------------         ------------         ------------
                    Sub-total...........               24.6                101.7                 19.6
                                               ------------         ------------         ------------
               Total....................       $      313.1         $      663.7         $      302.3
                                               ============         ============         ============

     (i) Includes certain non-recurring after-tax items: a) a $27.3 million gain on the settlement of litigation with a former equity affiliate;
          b) a $15.1 million gain resulting from the sale by Stilwell of 192,408 shares of Janus common stock to Janus; and c) approximately $10.5 million representing the Company's proportionate share of non-recurring gain items recorded by DST resulting from litigation settlement and sales of marketable securities.

     (ii) Includes certain non-recurring items (after consideration of income taxes and minority interest): a) Janus recorded a net reduction to net income of approximately $38.3 million related to severance, facility closing and related costs associated with work force reductions in February and April 2001, the closing of its Austin location and restructuring of its Denver locations, partially offset by a reduction relating to stock bonus accruals that were no longer payable as a result of the sale of shares of Janus common stock by various minority stockholders; b) approximately $10.4 million in costs that were incurred by Janus to conduct a proxy vote for each of the Janus funds to obtain, among other things, shareowner approval of new advisory agreements with Janus; c) a third quarter non-cash increase to minority interest of approximately $64.0 million in connection with Stilwell's commitment to purchase 609,950 shares of Janus common stock representing the excess of the contractual price paid by Stilwell compared to the current market value of the stock; d) approximately $8.2 million representing Stilwell's proportionate share of DST net non-recurring gains during 2001; and e) a gain of $15.9 million resulting from the disposition of 839,000 shares of DST common stock in December 2001 in connection with Stilwell's formation of a captive insurance company.

     (iii)Janus net income is reported after minority interest of approximately $57.7, $112.1 and $100.7 million for the year ended December 31, 1999, 2000 and 2001, respectively.

     (iv) Stilwell's investment in DST is held by SMI.

     Assets under management as of December 31, 1999, 2000 and 2001 were as follows (in billions):

                                                                                       December 31,
                                                                               ----------------------------
                                                                               1999        2000        2001
                                                                               ----        ----        ----
            Janus
                 Janus Advised Funds
                      Janus Investment Fund..............................     $   171.8   $   162.2   $   107.9
                      Janus Aspen Series (i).............................          17.4        22.7        18.3
                      Janus Adviser Series (i)...........................           -           1.8         3.9
                      Janus Money Market Funds...........................           9.4        12.2        18.8
                      Janus World Funds Plc..............................           1.4         3.6         3.3
                                                                              ---------   ---------   ---------
                           Total Janus Advised Funds.....................         200.0       202.5       152.2
                 Janus Sub-Advised Funds and Private Accounts............          49.5        46.3        30.0
                                                                              ---------   ---------   ---------
                           Total Janus...................................         249.5       248.8       182.2
                                                                              ---------   ---------   ---------
            Berger
                 Berger Advised Funds....................................           6.0         6.1         6.0
                 Bay Isle................................................                                   1.1
                 Berger Sub-Advised Funds and Private Accounts...........           0.6         1.5         1.5
                                                                              ---------   ---------   ---------
                           Total Berger..................................           6.6         7.6         8.6
                                                                              ---------   ---------   ---------
            Nelson                                                                  1.3         1.4         1.4
                                                                              ---------   ---------   ---------
                           Total Assets Under Management.................     $   257.4   $   257.8   $   192.2
                                                                              =========   =========   =========

     (i) On July 31, 2000, shareowners of the Retirement Shares of the Janus Aspen Series approved a spin-off of such shares to form the Janus Adviser Series, which eliminated the requirement that the Retirement Shares be sold only to certain qualified retirement plans.


     Stilwell reported 2001 net income of $302.3 million, a decline of 54% compared to $663.7 million in 2000. Exclusive of the one-time items in both years, net income was $390.9 million in 2001 compared to $610.8 million in 2000. Revenues decreased $692.4 million, or 31%, to $1,555.7 million, which contributed to lower operating income. The operating margin for the year ended December 31, 2001 was 34% compared to 46% in 2000. The decline in the operating margin is primarily attributable to the non-recurring charges discussed in "Significant Developments" above, as well as to the amortization expense resulting from the approximate $1.6 billion additional investment in Janus during 2001. Exclusive of non-recurring items and amortization associated with the additional Janus investment during the year, the 2001 operating margin was 41.8%. Total assets under management decreased from $257.8 billion at December 31, 2000 to $192.2 billion at December 31, 2001. Shareowner accounts totaled approximately 5.9 million as of December 31, 2001, a 6% decrease from 2000. Equity earnings from DST for the year ended December 31, 2001 increased 8% versus 2000.

     Stilwell reported 2000 net income of $663.7 million, a 112% increase compared to the $313.1 million in 1999. Exclusive of the one-time items, 2000 net income totaled $610.8 million, which was 95% higher than 1999. Driven by an 84% increase in average assets under management year-to-year (from $164.2 billion in 1999 to $301.9 billion in 2000), revenues grew more than $1 billion, or 85%. The growth in revenues in 2000 compared to 1999, together with consistent efforts to maintain a competitive cost structure, contributed to a $518.0 million (100%) increase in operating income. Equity earnings from DST for the year ended December 31, 2000 increased $25.3 million, or 57%, versus comparable 1999.

JANUS AND BERGER

Janus Capital Corporation

2001

     Janus contributed $275.4 million to Stilwell net income during 2001, a decrease of $268.6 million from 2000. Investment management, shareowner servicing and fund administration revenue decreased $684.1 million, or 32% in 2001, to $1,473.0 million as a result of a decline in average assets under management. Aggregate fee rates declined slightly from 2000 to 2001 as a result of a higher proportion of money market assets, on which lower fees are earned. Janus' operating margin declined from 48.2% in 2000 to 40.0% in 2001, primarily as a result of reduced revenues year-to-year and non-recurring costs (as discussed in "Significant Developments") during 2001.

     In 2001, assets under management decreased 27% to $182.2 billion from $248.8 billion, as a result of market depreciation of $59.7 billion and net redemptions of $6.9 billion. Equity portfolios comprised approximately 88% of all assets under management at the end of 2001. Net redemptions in the Janus Investment Fund were partially offset by net cash inflows in the Janus Money Market Funds, Janus Aspen Series ("Aspen") and Janus Adviser Series ("Adviser"). Total Janus shareowner accounts decreased 6.7% to approximately 5.6 million as of December 31, 2001.

     Operating expenses decreased 21% from $1,117.4 million to $883.4 million in 2001. This decrease resulted primarily from the decline in assets under management, reduction in total employees, facility closing and lease charges and other variable costs. Exclusive of the $82.7 million in net non-recurring costs associated with severance, facility closing and related costs, operating expenses declined 28%. Nearly 50% of Janus' 2001 operating expenses consisted of variable costs that generally increase or decrease with fluctuations in management fee revenue. An additional 14% of operating expenses (principally advertising, promotion, sponsorships, pension plan and other contributions) were discretionary on a short-term basis.

     The following highlights changes in key expenses in 2001 from 2000:

     o Employee compensation decreased $170.2 million, or 37%, primarily attributable to decreases in the number of employees and performance-based incentive compensation, as well as to lower base, bonus and overtime pay. Incentive compensation decreased due to lower management fee revenue and fewer performance targets achieved. During 2001, Janus reduced the number of full-time employees by approximately 1,500. Additionally, Janus experienced significant overtime compensation in 2000 as a result of the rapid growth in early 2000 investor activity.

     o Concession fees paid to alliance partners and mutual fund supermarkets decreased $90.6 million, or 30%, due principally to the decline in assets under management being distributed through these channels. Assets under management subject to third party concessions decreased from $107.3 billion at December 31, 2000 to $75.3 billion at December 31, 2001.

     o Marketing, promotional and advertising expenditures declined to $74.4 million compared to $86.1 million in 2000, largely due to a decline in print, television and radio media advertising. Note, however, that the mix of marketing dollars continued to change as greater focus is placed on the institutional, adviser and other third party distribution approaches.

     o Depreciation and amortization increased $7.8 million over 2000 as a result of the infrastructure spending during the 1998 to 2000 period (see below) and the amortization of sales commissions resulting from sales of certain fund shares, known as B shares, in Janus World Funds. These payments declined to $6.3 million from $68.7 million in 2000. Amortization of these payments amounted to $30.9 million and $30.3 million in 2000 and 2001, respectively.

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

     Operating expenses increased 81% from $615.8 million to $1,117.4 million in 2000 as a result of the significant increase in average assets under management, additional employees, facilities and other infrastructure-related costs. Approximately 59% of Janus' 2000 operating expenses consisted of variable costs that generally increase or decrease with fluctuations in management fee revenue. An additional 11% of operating expenses (principally advertising, promotion, sponsorships, pension plan and other contributions) were discretionary on a short-term basis.

     The following highlights changes in key expenses in 2000 from 1999:

     o Employee compensation and benefits increased 60% due to increases in base and incentive compensation, employee headcount and expenses related to equity-based compensation plans. Base compensation increased due to a 33% increase in full-time employees (primarily to support the shareowner servicing activities and technology-based operations). Incentive compensation increased due to the growth in average assets under management. While performance for the twelve-month period was generally lower than respective peer groups, the thirty-six month period ended December 31, 2000 reflected the generally favorable performance of the various Janus funds.

     o Concession fees paid to alliance partners, offshore fund sub-distributors and mutual fund supermarkets increased $164.1 million, or 116%, due principally to the growth in assets under management being distributed through these channels from $82.4 billion at December 31, 1999 to $107.3 billion at December 31, 2000.

     o Marketing, promotional and advertising expenditures increased 55% as Janus continued to promote the Janus brand through print, television and radio media channels, combined with increased spending for institutional and international marketing efforts.

     o Depreciation and amortization of capital assets increased from $16.7 million in 1999 to $37.5 million in 2000 as a result of Janus' infrastructure spending (discussed below).

     o Commissions related to sales of certain fund shares, known as B shares, in Janus World Funds Plc ("Janus World Funds") increased by $39.2 million to $68.7 million in 2000. Amortization of these payments amounted to $8.1 million and $30.9 million in 1999 and 2000, respectively.

     o Professional fees increased by $34.5 million in 2000 versus 1999 as a result of substantial levels of temporary help personnel during the first half of 2000 and higher consulting costs during the second half of 2000 associated with Janus' web development and maintenance efforts.

General

     Markets, Funds and Fund Flows. During 2001, weakness in the various financial markets, and in particular a downturn in the equity growth style of investing, resulted in market depreciation of Janus' assets under management. Janus also experienced net outflows of cash for the first time in several years, generally considered to be attributable to the weaker performance of the various Janus funds compared to peers. Net redemptions in the Janus Investment Fund ("JIF") of approximately $14.6 billion were partially offset by inflows in the Janus Money Market Funds, Aspen and Adviser resulting in net redemptions for all of Janus of approximately $6.9 billion. The positive flows in Aspen and Adviser reflect the growing emphasis on third party distribution channels for Janus products.

     Prior to 2001, the Janus' assets under management grew significantly as a result of several factors including, among others: (i) exceptional investment performance for the three year period and for the life of fund for most mutual funds under management; (ii) strong equity securities markets worldwide; (iii) a strong brand awareness fostered through targeted advertising; and (iv) effective use of third party distribution channels for both retail and sub-advised products.

     Since 1998, Janus has introduced several new domestic funds in the JIF and in Aspen. In addition, Janus separated Adviser from Aspen, which has provided Janus an opportunity to access intermediated distribution channels more effectively. In an effort to continue to achieve desired results for investors, Janus closed eight of its funds during the last three years. In 2000, Janus closed five funds, the most recent of which was the flagship Janus Fund. These fund closings reflect the ongoing focus of Janus to act in its shareowners' best interests by ensuring that funds do not grow to a size at which the ability to capitalize on suitable investment opportunities is restricted. Note, however, that the closing of these funds may have an impact on the level of flows in the future.

     Operations and Capital Expenditures. As a result of the work force reductions in February and April 2001 and the closing of the Austin location in April 2001, Janus realized expense benefits during the second half of 2001. While the number of full-time employees in the operational and service areas of Janus declined as a result of these business decisions, Janus has increased its personnel in the investment area - the competency considered to be most critical to Janus' ongoing success.

     International operations experienced a decline in assets under management by $0.3 billion in 2001. In 2000, assets under management grew $2.2 billion from 1999 due to $2.9 billion in net sales, partially offset by $698 million in market depreciation. This international activity occurred in the Janus World Funds, which is a group of offshore multi-class funds introduced in December 1998 modeled after certain of the funds in the Janus Investment Fund and domiciled in Dublin, Ireland. While activity in 2001 was limited, approximately one-half of Janus World Funds sales during 2000 were the funds' class B shares, which require Janus to advance sales commissions to various financial intermediaries. Continued growth in these funds may impact liquidity and cash resources. See "Liquidity" section below.

     Capital expenditures in 2001 totaled $25 million. In 1999 and 2000, Janus invested more than $56 million and $123 million, respectively, on infrastructure development to develop and enhance its web site, to obtain physical space and reconfigure existing space for expansion, to integrate information systems and to ensure uninterrupted service to shareowners. As noted in "Significant Developments" above, an asset impairment charge was recorded for a portion of the property and equipment added during this period in connection with the closing of the Austin facility and Denver restructuring during 2001. Infrastructure efforts in 1999 and 2000 focused on the following:

     o Development during 2000 of "personalized performance" features - those that enable shareowners to review the current year and inception-to-date performance of their investments - to the web site and quarterly statements. Further, Janus launched the redesigned Janus.com web site on December 1, 2000, which features a more direct and user-friendly design. New functionality includes the ability to open accounts, to change an address and to have daily prices delivered to an investor's e-mail address or wireless device. In 1999, features were added to allow investors to execute most transactions (purchases, redemptions and exchanges) on-line and to provide information for institutional relationships.

     o    Increases in shareowner  servicing  capacity.  New physical  space was developed in Denver and Austin to accommodate additional telephone representatives and shareowner processing personnel. Additions to telephone infrastructure were made during 1999 that allow for over 2,600 concurrent investor service calls to be received versus approximately 1,600 at the start of 1999. Additionally, XpressLine, Janus' automated call system, was expanded to handle 218,000 calls per day and 35,000 calls per hour.

      During 2000 and 2001, Janus used approximately $100 and $152 million, respectively, of cash to purchase shares of Janus common stock from employees at the fair market value as set forth in stock restriction agreements. Upon Janus' repurchase of these shares, Stilwell's ownership percentage of Janus increased and Stilwell recorded intangibles and goodwill. For those transactions occurring prior to July 1, 2001, Stilwell amortized the intangible assets and goodwill over a weighted average period of 20 years.


Berger, excluding DST

2001

     Berger reported 2001 net earnings of $7.3 million compared to $18.0 million in 2000. Total assets under management held by the Berger funds as of December 31, 2001 increased to $8.6 billion, up from the $7.6 billion as of December 31, 2000. This increase resulted from the addition of the Bay Isle assets under management (approximately $1.1 billion) and net sales of $0.7 billion, partially offset by market depreciation of $0.8 billion. Total Berger shareowner accounts increased approximately 2% during 2001. The growth in shareowner accounts during the year occurred primarily in Berger's value funds reflecting the stronger relative performance of these funds compared to peers.

     While total assets under management were higher year-to-year, the average assets under management declined from approximately $7.6 billion during 2000 to $7.1 billion during 2001. This decline in average assets under management resulted in reduced revenues compared to 2000 ($63.8 million in 2001 versus $69.9 million in 2000). Operating expenses increased approximately $5.8 million over 2000, resulting in a lower operating margin in 2001 (15.7%) versus 2000 (31.3%). This increase in operating expenses was primarily attributable to higher fee payments to sub-advisors of the value funds (as a result of increases in assets under management in those funds). Other expense components generally declined from the prior year but not at the same rate as the decline in revenues.


2000

     Berger's 2000 net income of $18.0 million exceeded the $4.4 million in 1999. Total assets under management held by the Berger funds as of December 31, 2000 increased to $7.6 billion, up 15% from the $6.6 billion as of December 31, 1999. This increase resulted from net sales of $1.3 billion, partially offset by market depreciation of $0.3 billion. Total Berger shareowner accounts increased approximately 10% during 2000. Fluctuations in shareowner accounts generally are indicative of recent performance compared to peer groups.

     Due to the increased level of assets under management throughout 2000, revenues increased approximately 75% compared to 1999. As a result of management efforts to improve operating efficiency, Berger's 2000 operating expenses increased approximately $10.9 million (29%) over 1999, resulting in improved operating margins in 2000 versus 1999 (31% versus 7%). This increase in expenses was primarily due to the following items: i) compensation and benefits, primarily incentive compensation resulting from higher assets under management during the first half of 2000; ii) higher marketing and promotion to capitalize on Berger's competitive performance during the last two years; and iii) higher third party concession costs associated with an increased level of assets under management through such channels.

     Berger also recorded a $2.3 million gain in connection with its sale of BBOI Worldwide LLC ("BBOI"). Berger continues to receive fees under a sub-advisory agreement with the Bank of Ireland Asset Management (U.S.) Limited with respect to the Berger/BIAM Funds.


General

     Berger's ability to maintain net cash inflows during the year, as well as to increase its shareowner accounts to more than 274,000, reflects the results of Berger's efforts to broaden its fund platform to include value products. Further, as noted in "Significant Developments" above, Berger recently completed the acquisitions of Bay Isle and INTECH. These acquisitions broaden the product offering of Berger and provide opportunity for the institutional sales force to leverage existing, and develop new, relationships.

     During 1999 and 2000, Berger appointed a new president and chief executive officer, hired a Chief Investment Officer and realigned the management of several of its advised funds to improve its opportunity for growth in the future.

     At December 31, 1999, 2000 and 2001, approximately 28%, 26% and 18%, respectively, of Berger's total assets under management were generated through mutual fund supermarkets and other third party distribution channels.



NELSON, DST AND OTHER SUBSIDIARIES AND AFFILIATES

Nelson Money Managers Plc

2001

     For the year ended December 31, 2001, Nelson reported a net loss of $2.6 million versus a loss of $0.7 million in 2000. The higher loss in 2001 reflects reduced revenues (from $21.1 million in 2000 to $18.9 million in 2001) primarily as a result of lower average assets under management. Nelson managed approximately (pound)915 million ($1.4 billion) in assets at December 31, 2001 compared to (pound)908 million ($1.4 billion) at December 31, 2000. Despite the slight increase in assets as of the end of each year, average assets under management were lower in 2001 as a result of difficult global market conditions. Operating expenses were essentially even with 2000. Operating expenses did not decline with revenues during 2001 as Nelson continues its efforts to expand its operations and develop products and services that complement its core advisory and investment management business.

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


General

     Nelson continues to focus on building brand awareness through its relationships with premier corporations and public entities and ongoing presentations to employees of these corporations and entities. Further, marketing and promotional efforts developed to secure clients through direct channels are broadening the Nelson platform of capabilities and opportunities. The number of advisors working with clients has grown from 25 in 1998 to 45 as of December 31, 2001. The number of clients during that same period has grown by nearly 50%.


Equity in Earnings of DST

     Equity earnings from DST totaled $75.4 million for the year ended December 31, 2001 compared to $69.7 million in 2000. Exclusive of one-time items recorded by DST in both years, equity earnings from DST improved $8.2 million to $66.5 million. This improvement was largely attributable to higher earnings in DST's financial services segment. Consolidated DST revenues increased 22%, largely due to the inclusion of revenue from EquiServe, in which DST acquired controlling ownership on March 30, 2001. Revenues also increased due to a higher number of shareowner accounts serviced (totaling 75.6 million at December 31, 2001 versus
72.1 million at December 31, 2000). DST's operating margin declined year-to-year, partially due to the inclusion of EquiServe during 2001.

     Stilwell recorded $69.7 million in equity earnings from DST during 2000 compared to $44.4 million for the year ended December 31, 1999. DST equity earnings in 2000 include approximately $11.4 million (pretax) in gains representing the Company's proportionate share of a litigation settlement and sales of marketable securities recorded by DST. Exclusive of these DST items, the equity in net earnings of DST improved 32% over 1999. Improvements in revenues (11% increase year-to-year) and operating margins (from 16.3% in 1999 to 19.4% in 2000) drove this increase year-to-year. The increase in DST revenues is attributable to growth in U.S. mutual fund shareowner accounts serviced - from 56.4 million as of December 31, 1999 to 72.1 million as of December 31, 2000 - and images produced and statements mailed since prior year.


Interest Expense, Non-recurring Gains and Other, Net

     Interest expense in 2001 exceeded 2000 by $27.1 million, primarily as a result of the amortization of approximately $11.0 million of the $16.8 million in debt issue costs paid in connection with the Convertible Notes, approximately $7.2 million in interest associated with the acquisition of Janus common stock from Mr. Bailey, two months of accrued interest on Stilwell's Senior Notes and accreted interest on the Convertible Notes.

     Interest expense for the year ended December 31, 2000 exceeded comparable 1999, primarily due to interest associated with the $125 million of indebtedness assumed from KCSI, which was outstanding for the first three months of 2000.

     In December 2001, Stilwell recorded a non-recurring gain of approximately $28.8 million in connection with the sale to DST of 839,000 shares of DST common stock at the then-current market price of DST common stock as reported on the New York Stock Exchange. The $40.0 million of proceeds resulting from the sale of this stock was used to form a captive insurance company for the purpose of providing efficiencies in insurance coverage to the various Stilwell subsidiaries.

     In the first quarter of 2000, Stilwell sold to Janus 192,408 shares of Janus common stock. The sale of those shares resulted in an after-tax gain of approximately $15.1 million and reduced Stilwell's ownership to approximately 81.5% (subsequently increased as a result of the various purchases of Janus common stock as described in "Significant Developments").

     In January 2000, Stilwell received approximately $44.2 million in connection with the settlement of a legal dispute related to a former equity investment. The settlement agreement resolves all outstanding issues related to this former equity investment. In the first quarter of 2000, Stilwell recognized an after-tax gain of approximately $27.3 million as a result of this settlement.

      Other income declined by $23.5 million from 2000 as a result of a decrease in interest income due to lower average cash balances and a decline in short-term interest rates. Other income of $43.7 million for the year ended December 31, 2000 exceeded the prior year by $16.3 million, primarily due to interest income, gains from sales of investments in advised funds and a $2.3 million gain resulting from Berger's sale of BBOI.


STILWELL TRENDS AND OUTLOOK

     Stilwell's earnings and cash flows are heavily dependent on prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equity markets, can have a material impact on Stilwell's results of operations, financial condition and cash flows.

     Additionally, Stilwell results are affected by the relative performance of Janus, Berger and Nelson products, introduction and market reception of new products and the closing of existing funds to new investors, as well as other factors, including increases in the rate of return of alternative investment products, increasing competition as the number of mutual funds continues to grow and changes in marketing and distribution channels. The growth rates of Stilwell's subsidiaries and equity investments have varied from year-to-year, and management does not currently expect the high average growth rates sustained in the late 1990's to be repeated in the foreseeable future.

     Due to the downturn in the financial equity markets and weak Janus investment performance during the second half of 2000 and all of 2001, Stilwell's assets under management declined from levels experienced during 2000. Average assets under management for 2001 were $213.5 billion and assets under management at December 31, 2001 totaled $192.2 billion. Average assets under management can fluctuate based on fund flows and changes in the market value of funds and accounts managed by Janus, Berger or Nelson. Accordingly, revenues during 2002 are expected to decrease from the comparable 2001 periods to the extent that the markets continue to be unfavorable to equity growth investors and result in declines in assets under management. A decrease in revenues could result in lower operating income and net income.

     Management expects that Stilwell will experience margin pressures in the future as the various subsidiaries strive to ensure that the operational and administrative infrastructure continues to meet the high standards of quality and service historically provided to investors. In addition, as discussed in "Recent Developments" above, compensation costs will increase as a result of the equity grants at Janus that are expected to occur in second quarter 2002.

     Stilwell expects to continue to participate in the earnings or losses from its DST investment.

LIQUIDITY AND CAPITAL STRUCTURE

LIQUIDITY
     Summary cash flow data is as follows (in millions):

                                                                           Year ended December 31,
                                                                ----------------------------------------
                                                                 1999              2000             2001
                                                                -------           -------           ----
   Cash flows provided by (used for):
      Operating activities.................................  $       360.4     $       731.3    $       501.2
      Investing activities.................................          (47.4)           (219.6)        (1,616.2)
      Financing activities.................................         (127.4)           (471.5)           987.4
                                                             -------------     -------------    -------------
   Net increase (decrease) in cash and cash equivalents....          185.6              40.2           (127.6)
   Cash and cash equivalents at beginning of year..........          138.5             324.1            364.3
                                                             -------------     -------------    -------------
   Cash and cash equivalents at end of year................  $       324.1     $       364.3    $       236.7
                                                             =============     =============    =============


      During the year ended December 31, 2001, the Company's consolidated cash position decreased by $127.6 million. This decrease is largely attributable to Stilwell's additional investment in Janus during 2001 (see "Significant Developments" above), partly offset by cash provided by operating activities resulting from net income and proceeds received from the issuance of the Convertible Notes and the Senior Notes.

     Operating Cash Flows. Stilwell's cash flow from operations has historically been positive and sufficient to fund operations, property acquisitions, and investments in and loans with affiliates.

     The following table summarizes consolidated operating cash flow information (in millions).

                                                                     Year ended December 31,
                                                           ---------------------------------------
                                                           1999              2000             2001
                                                           ----              ----             ----
     Net income......................................   $      313.1      $      663.7     $      302.3
        Depreciation and amortization................           35.4              81.2            130.6
        Equity in undistributed earnings.............          (46.4)            (70.8)           (75.4)
        Gain on sale of DST common stock.............                                             (28.8)
        Facility closing lease and
          equipment charges..........................                                              51.9
        Gain on sale of Janus common stock...........                            (15.1)
        Deferred income taxes........................           11.8              17.8              5.6
        Minority interest in consolidated earnings...           57.3             111.7            100.0
     Change in working capital items.................           10.4              23.0             29.6
     Deferred commissions............................          (29.5)            (68.7)            (6.3)
     Other...........................................            8.3             (11.5)            (8.3)
                                                        ------------      ------------     ------------
     Net operating cash flow.........................   $      360.4      $      731.3     $      501.2
                                                        ============      ============     ============

     Operating cash flow for the year ended December 31, 2001 declined from 2000 by $230.1 million. This decline was primarily attributable to lower net income in 2001 and decreases in accrued compensation liabilities, partially offset by lower accounts receivable balances year-to-year and a decrease in deferred commission payments. Operating cash flow for the year ended December 31, 2000 exceeded comparable 1999 by $370.9 million, primarily due to higher net income, partially offset by deferred commission payments by Janus from sales of Janus World Fund shares during 2000.

     Investing Cash Flows. Stilwell used cash for property acquisitions of $50.5, $107.1 and $34.3 million in 1999, 2000 and 2001, respectively. The level of capital expenditures in 2001 declined from 2000 because the majority of significant infrastructure enhancements at Janus were completed during the period from 1998 to 2000 (see "Year-to-Year Discussions - Janus and Berger" above). Investments in and loans with affiliates totaled $17.5, $110.6 and $1,620.9 million during 1999, 2000 and 2001, respectively. The activity during the period from 1999 to 2001 relates to Stilwell's additional investment in Janus and repurchases of Janus common stock by Janus, which resulted in identified intangible assets and additional goodwill associated with the Stilwell investment in Janus - see "Significant Developments" above. Investing activities also include a $40.0 million cash inflow resulting from Stilwell's disposition of 839,000 shares of DST common stock as noted above. Stilwell reported net purchases of investments in advised funds of $11.0 and $7.0 million during 2000 and 2001, respectively, compared to net sales in 1999 of $16.6 million.

     Financing Cash Flows. During 2001, Stilwell borrowed $1,089.5 million in the aggregate under the Convertible Notes and Senior Notes. All borrowings under Stilwell and Janus' credit facilities were repaid within the year. For the year ended December 31, 2000, the net activity with KCSI resulted in cash receipts from KCSI of $6.4 million. For the year ended December 31, 1999, the net activity with KCSI resulted in cash payments to KCSI of $89.3 million. Generally, net outflows to KCSI represented dividends received by Stilwell from Janus and Berger treated as passed through to KCSI (after satisfaction of ongoing Stilwell operational obligations), as well as repayments of indebtedness to KCSI.

     Other financing activities included the following:

     o Repayment of indebtedness in 2000 that was assumed from KCSI in connection with the $200 million Facility as discussed in "Significant Developments" above;

     o Repurchases of Company common stock during 2000 totaling $323.3 million, which were funded with internally generated cash flows;

     o Distributions to minority stockholders of consolidated subsidiaries. Amounts increased in each successive year from 1999 through 2001 due to higher net income on which distributions were based; and

     o Proceeds from stock plans of $23.8 and $12.5 million in 2000 and 2001, respectively.

     See discussion under "Capital Structure - Capital Requirements" for information relative to existing contingencies and "Capital Structure - Stilwell Credit Agreements" for information on the assumption by Stilwell of $125 million of indebtedness in January 2000 and completion of the Facilities in December 2000. See discussion above under "Results of Operations - Zero-Coupon Convertible Debt Offering".


CAPITAL STRUCTURE

     Capital Requirements. Capital requirements, when necessary, for Janus, Berger, Nelson and other subsidiaries have been funded with cash flows from operations and Stilwell's third party financing sources.

     Throughout the period from 1999 to 2001, Janus has continued efforts to upgrade and expand its information technology and facilities infrastructure (as discussed in detail above). These efforts were generally funded with existing cash flows. Capital expenditure levels in 2002 are expected to be relatively consistent with 2001, which were significantly lower than in 2000 (due to the extensive infrastructure efforts at Janus from 1998 to 2000).

     Certain stock purchase agreements and restriction agreements with minority stockholders contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of KCSI or Stilwell (depending on the year of grant), Stilwell may be required to purchase such holders' Janus stock. The fair market value price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. If Stilwell had been required to purchase the holders' Janus common stock after a Change in Ownership as of December 31, 2001, the purchase price would have been approximately $93 million.

      The Company has a working capital deficit at December 31, 2001 of $402.8 million. As discussed in "Significant Developments" above, the Company issued its Convertible Notes in April 2001 and used approximately $610 million of the proceeds to fund the acquisition of Janus shares from Mr. Bailey. The Convertible Notes are classified as current liabilities in the Consolidated Balance Sheet as of December 31, 2001 because the holders may put the Convertible Notes to Stilwell on April 30, 2002. Based on the recent trading price of the Convertible Notes, Stilwell's volatility and current interest rates, management believes it is likely that the Convertible Notes will be put to the Company. The Company is currently evaluating alternatives to improve the terms of the convertible notes to provide incentive for the holders to retain them and to refinance the Convertible Notes in the event that the holders exercise their put rights to Stilwell.

     As of December 31, 2001, Stilwell had a number of resources available were the holders of the Convertible Notes to exercise the put rights to Stilwell. Stilwell has cash balances at the holding company level of approximately $120 million. Stilwell has the right to its proportional share (approximately $305 million) of dividends from Janus based on 2001 earnings. The Company also has available $350 million at the holding company and $250 million at Janus through its credit facilities. Because of certain financial covenants contained in the credit facilities, however, maximum utilization of the Company's credit facilities may be restricted. In addition, the covenants may also limit the amount of other indebtedness incurred by Stilwell. In addition, the market value of Stilwell's 33% investment in DST was more than $1.9 billion, using DST's closing price on the New York Stock Exchange on December 31, 2001.

     Purchases of class B shares in the Janus World Funds require a commission to be advanced by Janus. Funding of the commissions during the years ended December 31, 1999, 2000 and 2001 totaled $29.5, $68.7 and $6.3 million, respectively. Management expects that such class B share purchases will be more consistent with the level experienced in 2001 as international investors continue to focus on alternative share classes.

     Stilwell may require additional capital sooner than anticipated to the extent that Stilwell's operations do not progress as anticipated. Stilwell intends to obtain any additional financing for general corporate purposes from capital market or other third party financing sources.

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

     The Facilities contain a number of covenants that could restrict maximum utilization of the Facilities, or the ability of the Company to issue securities that are currently available for issuance under the Company's Registration Statement referred to under "Capital" below, including various financial covenants such as a specified financing leverage, minimum net worth, minimum unencumbered liquidity, a fixed charge coverage and minimum average assets under management. Stilwell and Janus were in compliance with the various provisions of the Facilities, including the financial covenants, as of December 31, 2001. Neither Janus nor Stilwell had borrowings under the Facilities at December 31, 2001.

     Pursuant to a provision included in the Facilities, if Stilwell's average assets under management over a rolling three-month period were to fall below $180 billion, but remain above $170 billion, the aggregate amount available under the Facilities would be reduced to $500 million. If the average assets under management were to fall below $170 billion, the Facilities would be reduced to $400 million. If the average assets under management were to fall below $150 billion, the Facilities would be reduced to $300 million. Further, Stilwell would be required to repay portions of amounts borrowed under the credit facilities in excess of the reduced credit availability amount.

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

     Capital. Prior to 2001, Stilwell maintained minimal average debt balances, resulting in a low consolidated debt ratio (total debt as a percent of total debt plus equity). In connection with the additional investments in Janus during 2001, Stilwell incurred indebtedness of $1.1 billion through the issuance of the Senior Notes and the Convertible Notes. Accordingly, as of December 31, 2001, Stilwell's consolidated debt ratio was approximately 44.5%.

      Management anticipates that the debt ratio in 2002 will decline slightly as a result of profitable operations and positive operating cash flows. This result is subject to, among others, any stock repurchases under the $1 billion program approved by the Stilwell Board and any acquisitions using debt. Note that unrealized gains and losses on "available for sale" securities held by Stilwell and DST, which are included net of deferred income taxes as accumulated other comprehensive income, are contingent on market conditions and thus, are subject to significant fluctuations in value. Significant declines in the value of these securities would negatively impact stockholders' equity and impact Stilwell's debt ratio.

       On September 18, 2001, the Company filed with the SEC a Shelf Registration Statement ("Registration Statement") for the issuance from time to time of up to $800 million in aggregate issue price of the Company's common stock, preferred stock and debt securities. The SEC declared the Registration Statement effective on September 24, 2001. On November 6, 2001, the Company issued $400 million of 7% senior notes due November 1, 2006 under the Registration Statement. The proceeds from the offering - approximately $396.8 million - were used to fund a portion of the 609,950 shares of Janus common stock purchased from Mr. Bailey and one other minority stockholder. The Company has $400 million of securities available for issuance under the Registration Statement (subject to the covenant limitations pursuant to the credit facilities).

       Stilwell's commitments under existing indebtedness, capital lease obligations and operating leases as of December 31, 2001 were as follows (in millions):


                                                                         December 31,
                                         ---------------------------------------------------------------------------
                                         Total         Current        1 to 3 Years     4 to 5 Years    After 5 Years
                                         -----         --------       -------------    -------------   -------------
            Indebtedness:
               Convertible Notes....     $    694.7     $    694.7       $       -        $      -        $       -
               Senior Notes.........          399.5                                            399.5
                                         ----------     ---------        -----------      ----------      -----------
                    Sub-total.......        1,094.2          694.7               -             399.5              -

            Operating leases........          101.5           22.1              32.5            22.0             24.9
                                         ----------     ----------       -----------      ----------      -----------

               Total................     $  1,195.7     $    716.8       $      32.5      $    421.5      $      24.9
                                         ==========     ==========       ===========      ==========      ===========

      Stilwell does not generally utilize off-balance sheet arrangements, transactions or other relationships and has no such arrangements, transactions or other relationships as of December 31, 2001.

     Overall Liquidity. Stilwell's cash management approach generally reflects efforts to minimize cash balances through debt repayment, when applicable. Cash not required for immediate operating or investing activities will be utilized to repay indebtedness under lines of credit. This approach is generally used to help mitigate Stilwell's floating-rate debt exposure to fluctuations in interest rates. If all indebtedness under the Facilities has been paid, Stilwell generally invests cash in a money market or similar account.

     The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other capital requirements during 2002, including the potential requirement to repurchase the Convertible Notes. Cash flows from operations are expected to be positive during 2002 from positive operating income, which has historically resulted in favorable operating cash flows. As a holding company, Stilwell's ability to pay dividends is dependent on the dividends and income it receives from its subsidiaries. At the present time, Stilwell's primary source of cash is dividends received from Janus. The payment of dividends by Janus is subject to the discretion of the Janus board of directors ("Janus Board"). Historically, Janus has distributed at least 90% of its net income to its stockholders each year. Stilwell uses its portion of dividends from Janus (and other subsidiaries) in accordance with strategic plans, which plans have included, among others, repayment of indebtedness, funding in connection with Stilwell's common stock repurchase program, and acquisitions and investments in affiliates. Prior to December 31, 2001, the Janus Board declared a dividend of approximately $329 million, of which approximately $23.5 million was due to minority stockholders.

     Stilwell believes it has adequate resources available - including a sufficient line of credit (within the financial covenants referred to above) and businesses that have historically been positive cash flow generators - to satisfy its operating and capital requirements, and the continuing business needs of Stilwell, during 2002.

OTHER ITEMS

     Janus Capital Corporation. The Janus Stock Purchase Agreement - prior to the sixth amendment entered into on November 8, 2001 - provided that so long as Mr. Bailey was a holder of at least 5% of the common stock of Janus and continued to be employed as President of Janus (or as Chairman of the Janus Board if Mr. Craig, who is no longer employed by Janus, served as the President of Janus), Mr. Bailey shall continue to establish and implement policy with respect to the investment advisory and portfolio management activity of Janus. As discussed in "Significant Developments" above, in connection with Mr. Bailey's disposition of his final 600,000 shares of Janus common stock on November 9, 2001, Mr. Bailey's rights under the Janus Stock Purchase Agreement would have expired, but Stilwell agreed with Mr. Bailey to extend those rights through March 28, 2002 (which was recently extended to April 2, 2002). The extended terms included the provision that Stilwell would vote its shares of Janus common stock to elect directors of Janus, at least the majority of whom are selected by Mr. Bailey, subject to Stilwell's approval, which approval may not be unreasonably withheld. The extended agreement further provides that any change in management philosophy, style or approach with respect to investment advisory and portfolio management policies of Janus shall be mutually agreed upon by Stilwell and Mr. Bailey.

     Stilwell does not believe Mr. Bailey's rights under the Janus Stock Purchase Agreement are "substantive," within the meaning of Issue 96-16 of the Emerging Issue Task Force ("EITF 96-16") of the Financial Accounting Standards Board, because Stilwell can terminate those rights at any time by removing Mr. Bailey as an officer of Janus. Stilwell also believes that the removal of Mr. Bailey would not result in significant harm to Stilwell based on the factors discussed below. Colorado law provides that removal of an officer of a Colorado corporation may be done directly by its stockholders if the corporation's bylaws so provide. While Janus' bylaws contain no such provision currently, Stilwell has the ability to cause Janus to amend its bylaws to include such a provision. Under Colorado law, Stilwell could take such action at an annual meeting of stockholders or make a demand for a special meeting of stockholders. Janus is required to hold a special stockholders' meeting upon demand from a holder of more than 10% of its common stock and to give notice of the meeting to all stockholders. If notice of the meeting is not given within 30 days of such a demand, the District Court is empowered to summarily order the holding of the meeting. As the holder of 98% of the common stock of Janus, Stilwell has the requisite votes to compel a meeting and to obtain approval of the required actions at such a meeting.

     Stilwell has concluded, supported by an opinion of legal counsel, that it could carry out the above steps to remove Mr. Bailey without breaching the Janus Stock Purchase Agreement and that if Mr. Bailey were to challenge his removal by instituting litigation, his sole remedy would be for damages and not injunctive relief and that Stilwell would likely prevail in that litigation. Further, after April 2, 2002, Mr. Bailey's rights under the Janus Stock Purchase Agreement expire.

     Although Stilwell has the ability to remove Mr. Bailey, it has no present plan or intention to do so, as he is one of the persons responsible for the success of Janus. The consequences of any removal of Mr. Bailey would depend upon the timing and circumstances of such removal. There may also be other consequences of removal that cannot be presently identified or quantified. For example, Mr. Bailey's removal could result in the loss of other valuable employees or clients of Janus. The likelihood of occurrence and the effects of any such employee or client departures cannot be predicted and may depend on the reasons for and circumstances of Mr. Bailey's removal. However, Stilwell believes that Janus would be able in such a situation to retain or attract talented employees because: (i) of Janus' prominence; (ii) Janus' compensation scale generally has been at the upper end of its peer group; (iii) some or all of the shares recently repurchased from Mr. Bailey are available for sale or grants to other employees and a program has been announced to provide Janus equity to key employees (see "Recent Developments" above); and (iv) many key Janus employees must continue to be employed at Janus to become vested in currently unvested restricted stock. In addition, notwithstanding any removal of Mr. Bailey, Stilwell would expect to continue its practice of encouraging autonomy by its subsidiaries so that management of Janus would continue to have responsibility for Janus' day-to-day operations and investment advisory and portfolio management policies and, because it would continue that autonomy, Stilwell would expect many current Janus employees to remain with Janus.

     Certain purchase and restriction agreements with Janus provide for rights of first refusal on the part of Janus minority stockholders, Janus and Stilwell, with respect to certain sales of Janus stock. These agreements also require Stilwell to purchase the shares of Janus minority stockholders in certain circumstances. Purchase and sales transactions under these agreements are to be made based upon a multiple of the net earnings of Janus and/or other fair market value determinations, as defined therein.

     Some Janus officers and directors serve as officers and/or directors of certain of the registered investment companies to which Janus acts as investment advisor.

     Foreign Exchange Matters and Other Financial Instruments. In connection with Stilwell's investment in Nelson, an 81% owned subsidiary operating in the United Kingdom, and Janus' investment in Janus International (UK) Limited ("Janus UK") and Janus International (Asia) Limited ("Janus Asia"), matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. Stilwell and Janus follow the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation", and related authoritative guidance.

     Nelson's and Janus UK's financial statements are accounted for using the British pound as the functional currency and Janus Asia uses the Hong Kong dollar. Any gains or losses arising from transactions not denominated in the British pound or the Hong Kong dollar are recorded as a foreign currency gain or loss and included in the results of operations of the respective companies. The translation of those companies' financial statements from the British pound and Hong Kong dollar into the U.S. dollar results in an adjustment to accumulated other comprehensive income. At December 31, 2000 and 2001, the cumulative translation adjustment relating to these investments was $3.9 and $5.4 million, respectively.

     Stilwell continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Nelson as market conditions change or exchange rates fluctuate. At December 31, 2001, Stilwell had no material outstanding foreign currency hedging instruments. Stilwell intends to respond to evolving business and market conditions in order to manage risks and exposures associated with Stilwell's various operations.

     Comprehensive Income. Stilwell's other comprehensive income consists primarily of unrealized gains and losses relating to investments held by Stilwell and DST as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Stilwell records its proportionate share of any unrealized gains or losses related to these investments, net of deferred income taxes, in stockholders' equity as accumulated other comprehensive income. The unrealized gain (loss) related to these investments totaled $63.8, $1.9 and ($40.6) million ($39.3, $1.3 and ($23.9) million, net of deferred income taxes) for the years ended December 31, 1999, 2000 and 2001, respectively.

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

     Regulatory Influence. Stilwell and its subsidiaries operate in the securities industry, which is subject to extensive federal and state laws and regulations. These laws and regulations are primarily intended to benefit or protect the shareowners of the clients of Stilwell's subsidiaries or the clients themselves. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the conduct of the business Stilwell's subsidiaries for failure to comply with the laws and regulations. Possible consequences or sanctions for such failure to comply include the voiding of investment advisory and sub-advisory agreements, the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, censures and fines.

      The SEC is the federal agency responsible for administering the federal securities law. Certain subsidiaries of the holding company are registered investment advisors under the Investment Advisers Act of 1940 (the "Investment Advisers Act") and, as such, are supervised by the SEC and applicable state securities agencies. The Investment Advisers Act requires registered investment advisors to comply with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations.

      Many of Stilwell's subsidiaries act as advisors or sub-advisors to mutual funds, which are registered with the SEC pursuant to the 1940 Act. As an advisor or sub-advisor to a registered investment company, each of these subsidiaries must comply with the requirements of the 1940 Act and related regulations. The Investment Advisers Act and the 1940 Act govern the advisor and sub-advisor agreements discussed in Part I Item 1, Business, "Risk Factors - Stilwell's business is dependent on investment advisory agreements that are subject to termination or non-renewal." In addition, the advisor or sub-advisor to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the "Code").

      In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934. Janus Distributors and Berger Distributors LLC are registered broker-dealers with the SEC and member firms of the National Association of Securities Dealers (the "NASD"), the securities industry's self-regulatory organization. The NASD has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities.

      As registered broker-dealers, members of the NYSE and members of the NASD, certain Stilwell subsidiaries are subject to net capital requirements, including those of various federal and state regulatory agencies. Stilwell's subsidiaries' net capital has consistently met or exceeded all minimum requirements. Many of the non-U.S. securities exchanges and regulatory authorities also may have imposed rules relating to capital requirements applicable to Stilwell's foreign subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that at least a minimum amount of assets be kept in relatively liquid form.

      Stilwell's broker-dealer subsidiaries are also subject to regulation under state law in some states. The federal securities laws prohibit states from imposing substantive requirements on broker-dealers that exceed those under federal law. This does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers and their employees for engaging in misconduct.

      Stilwell and certain of Stilwell's subsidiaries are also subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), and related regulations, to the extent they are "fiduciaries" under ERISA with respect to some of their clients. ERISA and related provisions of the Code impose duties on persons who are fiduciaries under ERISA, and prohibit some transactions involving the assets of each ERISA plan which is a client of a Stilwell subsidiary, as well as some transactions by the fiduciaries (and several other related parties) to such plans.

      Certain Stilwell subsidiaries, including Nelson and Janus UK, are authorized to conduct investment business in the United Kingdom pursuant to the Financial Services and Markets Act 2000 (the "FSMA"). Their investment management advisory activities are regulated by the Financial Services Authority ("FSA"), which in addition to broad supervisory powers, may discipline the businesses its regulates. Disciplinary powers include the power to temporarily or permanently revoke the authorization to carry on regulated business following a breach of FSMA and/or regulatory rules, the suspension of registered employees, censures and fines for both regulated businesses and their registered employees.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Stilwell's consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

      Stilwell continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

      Stilwell believes its critical accounting policies and estimates include the accounting for intangible assets and goodwill, value determination for compensatory fixed accounting stock plans at Janus, accounting for income taxes and consolidation.

      Accounting for Intangible Assets and Goodwill. As a result of Stilwell's investment of approximately $1.6 billion in Janus during 2001, intangible assets and goodwill grew significantly. Two issues arise with respect to these assets that require significant management estimates and judgment: a) the valuation in connection with the initial purchase price allocation and b) the ongoing evaluation for impairment.

      In connection with these investments, a valuation was completed to determine a reasonable purchase price allocation. Upon completion of the allocation process, approximately 80% was assigned to various identified intangible assets and the remainder was goodwill. Of the identified intangible assets, less than 1% of the assets acquired were determined to be amortizable under FAS 141 and 142. The purchase price allocation process requires management estimates and judgment as to expectations for the various products, distribution channels and business strategies. For example, certain growth rates were assumed for different product types. Additionally, different operating margins for each type of product offering were included in the estimation. If actual growth rates or operating margins, among other assumptions, differed from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require an acceleration in amortization expense.

      In addition, FAS 142 requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Intangible assets with indefinite lives will be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Because 2002 is the initial year for adoption of FAS 142 (for acquisitions on or after July 1, 2001), there are certain transition provisions that require analysis of existing goodwill and intangible assets within the first six months of the year. The Company does not expect these transition impairment tests will have a material effect on the Company's results of operations and financial position.

     When Stilwell completes its ongoing review of the recoverability of intangible assets and goodwill, factors that are considered important to determining whether an impairment might exist include significant continued under-performance compared to peers, significant changes in the underlying business and products of the subsidiary, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of the identified intangible assets and goodwill to Stilwell's consolidated balance sheet, the annual impairment analysis will be critical. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on the Company's financial condition and results of operations.

     Value Determination for Compensatory Fixed Accounting Stock Plans at Janus. Since 1997, Janus has granted restricted shares of its common stock to certain Janus employees pursuant to restricted stock agreements. The shares vest after seven or ten years, depending on the grant, but are subject to acceleration to 20% of the shares in any one year if specific goals are attained (as defined according to the nature of the service provided by the grantee). The fair market value of the restricted stock under the grant was valued using an estimated fair value as determined by a multiple of fifteen times Janus' rolling four quarters of net income. Pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), Janus has accounted for these grants of restricted stock as compensatory fixed accounting plans because the number of shares and the price per share are known at the date of grant. Expenses recorded by Janus resulting from the amortization of these restricted stock grants and associated 83(b) compensation expense totaled $13.5, $35.4 and $37.7 million in 1999, 2000 and 2001, respectively. In the event that the fair value estimated upon date of grant for each of the restricted stock awards was incorrect, the amount of amortization being recorded each year would be incorrect, therefore affecting the reported net income each year.

     In addition, as discussed in "Recent Developments" above, Stilwell announced its intention to convert the Janus organization to a limited liability company and to issue approximately 6.2% of Janus equity to key Janus investment and operational employees. In connection with the grants of shares (profits interests) of the limited liability company, Janus and Stilwell will determine a value for Janus. Similar to the restricted stock grants in prior years, estimation of the value of Janus requires management judgment and evaluation.

     Stilwell expects to account for the future grants of limited liability profits interests using compensatory fixed plan accounting as described above. However, there is a current EITF discussion regarding accounting treatment of profits interests in a limited liability company structure. The discussion is focused on whether profits interests should be recorded under fixed plan accounting similar to restricted stock grants, on a variable basis such as stock appreciation rights, or whether accounting should be based on individual facts and circumstances.

     Accounting for income taxes. Significant management judgment is required in developing the Company's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Stilwell has not recorded a valuation allowance on the deferred tax assets as of December 31, 2001 based on management's belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if Stilwell's historical trend of positive operating income changes, Stilwell may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on Stilwell's consolidated financial condition and results of operations.

         In addition, in connection with the initial public offering of DST in fourth quarter 1995, Stilwell began providing deferred income taxes for unremitted earnings of qualifying U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. As of December 31, 2001, the cumulative amount of unremitted earnings included in retained earnings that qualify for this deduction aggregated $311.0 million. These amounts would become taxable to Stilwell if distributed by the affiliates as dividends, in which case Stilwell would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rate and state ordinary income tax rates, to the extent the proceeds from the stock sale exceeded Stilwell's income tax basis.

         Consolidation. Stilwell's financial statements are prepared on a consolidated basis to include all majority-owned subsidiaries. Investments in which Stilwell's ownership is less than 50% and where Stilwell does not exert significant influence are accounted for under the equity method of accounting. With respect to majority-owned subsidiaries, Issue 96-16 of the EITF addresses those instances where substantive "participating" minority rights provide a minority stockholder the right to effectively control significant decisions in the ordinary course of business. In those instances, EITF 96-16 would require equity accounting treatment for the majority-owned subsidiary. Stilwell does not believe Mr. Bailey's rights under the Janus Stock Purchase Agreement are "substantive," within the meaning EITF 96-16, because Stilwell can terminate those rights at any time by removing Mr. Bailey as an officer of Janus. In addition, the management rights held by Mr. Bailey terminate on April 2, 2002 as a result of his disposition of his ownership interest in Janus during 2001.

         In the event that Mr. Bailey's rights were considered to be substantive "participating" rights, Stilwell would be required to report Janus as an unconsolidated majority-owned subsidiary under the equity method of accounting. While each of the asset, liability, revenue and expense components of Janus would be eliminated from Stilwell's consolidated results, the effect on the Company's net income would be unchanged as the net income of Janus would be reported as a single line item under equity in net earnings of unconsolidated majority-owned subsidiary. Similarly, the net assets of Janus would be reported as a single investment in the consolidated balance sheet.

NEW ACCOUNTING PRONOUNCEMENTS

      Intangibles and Goodwill. In July 2001, the FASB issued FAS 141 and FAS
142. FAS 141 requires the purchase method of accounting for all acquisitions. Under FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized. Instead, such goodwill and other intangible assets will be tested annually for impairment. As noted above, FAS 142 requires that goodwill be tested annually for impairment using a two-step process and that intangible assets be tested for impairment using a one-step process. In addition, transition requirements under FAS 142 require the initial impairment analysis to be completed by June 30, 2002. Stilwell adopted the provisions of FAS 141 and FAS 142 for acquisitions occurring on or after July 1, 2001. With respect to acquisitions occurring prior to July 1, 2001, FAS 141 and FAS 142 will be adopted on January 1, 2002.

      The Company does not expect the transition impairment tests to have a material effect on the Company's earnings and financial position. The Company expects annual amortization expense after adoption of FAS 142 to total less than $3 million per year.

     Accounting for the Impairment of Long-Lived Assets. On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 144 applies to all long-lived assets (including discontinued operations) and consequently supercedes Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." FAS 144 applies a single accounting model for long-lived assets, as well as addresses the principal implementation issues. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company does not expect the adoption of FAS 144 to have a material impact on its results of operations or financial position.

     Derivative Instruments. In June 1998, the FASB issued FAS 133, which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. Pursuant to an amendment by the FASB, FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and should not be retroactively applied to financial statements of periods prior to adoption. The adoption of FAS 133 on January 1, 2001 did not have an impact on Stilwell's results of operations, financial position or cash flows.

      While Stilwell does not generally enter into transactions covered by this statement, the Company continues to evaluate alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Nelson as market conditions change or exchange rates fluctuate. As of December 31, 2001, the Company had no outstanding foreign currency hedges. As discussed in "Recent Developments" above, the Company entered into an interest rate exchange agreement to hedge its interest rate exposure with respect to the $400 million Senior Notes.

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

Interest Rate Sensitivity

      At December 31, 1999, 2000 and 2001, Stilwell had no indebtedness outstanding under any line of credit. Prior to 2002, Stilwell's interest sensitive liabilities did not include any long-term floating-rate debt obligations. However, in February 2002, Stilwell entered into a receive-fixed, pay-float interest rate exchange agreement with a major investment bank with respect to Stilwell's $400 million Senior Notes - see information in Part II
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, "Recent Developments." The effect of this agreement is to increase the Company's exposure to fluctuations in interest rates.

Foreign Exchange Sensitivity

     Stilwell owns 81% of Nelson, a United Kingdom based financial services corporation and Janus indirectly owns 100% of Janus UK and Janus Asia. With respect to these investments, matters arise as to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. Therefore, Stilwell is exposed to fluctuations in the value of the British pound and Hong Kong dollar.

     As the relative prices of the British pound and Hong Kong dollar fluctuate versus the U.S. dollar, Stilwell's proportionate share of the earnings or losses of the respective companies is affected. The following table provides an example of the potential impact of a 10% change in the price of the British pound assuming that Nelson and Janus UK each have earnings of (pound)1,000 and using ownership interests at December 31, 2001 (the approach is the same when the Hong Kong dollar is analyzed). The British pound is the functional currency.

                                                                             Nelson        Janus UK
                                                                             ------        --------
         Assumed Earnings before minority interest.....................(pound)1,000   (pound) 1,000

         Exchange Rate (to U.S. $).....................................    0.5 to 1        0.5 to 1
                                                                         ----------       ---------

         Converted U.S. Dollars........................................     $ 2,000       $   2,000
         Stilwell Ownership Percentage of Nelson and Janus UK..........                        98.0%
                                                                         ----------       ---------
                                                                               81.0%
         Assumed Earnings..............................................     $ 1,620       $   1,960

         Assumed 10% increase in Exchange Rate.........................   0.55 to 1       0.55 to 1
                                                                         ----------       ---------
         Converted to U.S. Dollars.....................................     $ 1,818       $   1,818
         Stilwell Ownership Percentage of Nelson and Janus UK..........                        98.0%
                                                                         ----------       ---------
                                                                               81.0%
         Assumed Earnings..............................................     $ 1,473       $   1,782
                                                                         ----------       ---------
         Effect of 10% increase in Exchange Rate.......................     $  (147)      $    (178)
                                                                         ==========       =========

      The impact of changes in exchange rates on the balance sheet are reflected in a cumulative translation adjustment account as a part of accumulated other comprehensive income and do not affect earnings. While not currently utilizing foreign currency instruments to hedge its U.S. dollar investment in Nelson, Stilwell continues to evaluate alternatives with respect to Nelson and Janus UK as the market and exchange rates fluctuate.

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


Equity Price Sensitivity

     As noted above, Stilwell owns 33% of DST, a publicly traded company. While changes in the market price of DST are not reflected in Stilwell's consolidated results of operation or financial position, they may affect the perceived value of the Stilwell Common stock. Specifically, the market price of DST shares at any given point in time multiplied by the number of shares owned by Stilwell provides an amount, which when divided by the outstanding number of shares of Stilwell Common stock, derives a per share "value" presumably attributable to Stilwell's investment in DST. Fluctuations in this "value" as a result of changes in the DST market price may affect Stilwell's stock price.

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

     Convertible Notes. On April 30, 2001, Stilwell completed an offering of approximately $931 million principal amount at maturity of zero-coupon convertible senior notes due April 30, 2031 (the "Convertible Notes"). The Convertible Notes were offered only to qualified institutional buyers at an initial offering price of $741.37 per $1,000 principal amount at maturity. The issue price represents a yield to maturity of 1% per year. Additionally, to the extent that the average market price of the Convertible Notes exceeds certain thresholds, Stilwell could be required to pay contingent interest at a rate of the greater of Stilwell's regular quarterly cash dividend or 0.0625% of the average market price of the Convertible Notes over a specified time period. Under certain circumstances, the market price of the Convertible Notes may be determined based on the average sale price of Stilwell's common stock during a specified period.

      Each $1,000 principal amount at maturity of the Convertible Notes will initially be convertible into 17.1544 shares of common stock upon the occurrence of any of the following events: i) if the closing prices of Stilwell's shares of common stock on the New York Stock Exchange exceed specified levels; ii) if the credit rating assigned to the Convertible Notes by either Moody's Investor Services or Standard & Poor's is below a specified level; iii) if Stilwell calls the Convertible Notes for redemption; or iv) in the event that Stilwell takes certain corporate actions, such as (but not limited to) declaration of an extraordinary dividend. Stilwell may redeem the Convertible Notes for cash on or after April 30, 2006 at their accreted value. Stilwell may be required to repurchase the Convertible Notes at the accreted value thereof, at the option of the holders, on April 30, 2002, 2004, 2006, 2011, 2016, 2021 and 2026. Stilwell
may choose to pay the purchase price for such repurchases in cash or shares of Stilwell common stock. Stilwell may also be required to repurchase the Convertible Notes, at the option of the holders, in cash, upon the occurrence of certain specified change of control events occurring on or prior to April 30, 2006.

      The Convertible Notes were not entered into by the Company for trading purposes. Because the price of Stilwell's common stock may trigger a contingent cash interest payment and/or may cause the Convertible Notes to be convertible into shares of Stilwell common stock, the Company is subject to equity price market risk through price fluctuations on the New York Stock Exchange.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
                                                                      Page
                                                                      ----
Management Report on Responsibility for Financial Reporting...........  55

Financial Statements:

     Report of Independent Accountants................................  55
     Consolidated Balance Sheets at December 31, 2000 and 2001........  56
     Consolidated Statements of Income for the three years ended
       December 31, 2001..............................................  57
     Consolidated Statements of Cash Flows for the three
       years ended December 31, 2001..................................  58
     Consolidated Statements of Changes in Stockholders'
       Equity for the three years ended December 31, 2001.............  59
     Notes to Consolidated Financial Statements.......................  60

Financial Statement Schedules:

     All schedules are omitted because they are not applicable, insignificant or the required information is shown in the consolidated financial statements or notes thereto.

     The consolidated financial statements and related notes, together with the Report of Independent Accountants, of DST Systems, Inc. (an approximate 33% owned affiliate of the Company accounted for under the equity method) for the years ended December 31, 1999, 2000 and 2001, which are included in the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036) have been incorporated by reference in this Form 10-K as Exhibit 99.1.

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


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
  Stockholders of Stilwell Financial Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Stilwell Financial Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Kansas City, Missouri
March 12, 2002

                             STILWELL FINANCIAL INC.

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Millions, Except Per Share Data)

                                                                                   December 31,
                                                                           --------------------------
                                                                             2000                2001
                                                                           ------                ----
ASSETS
Current assets:
     Cash and cash equivalents..............................                $   364.3          $   236.7
     Accounts receivable....................................                    194.4              128.5
     Investments in advised funds...........................                     30.2               31.0
     Other current assets...................................                     52.2               81.9
                                                                            ---------          ---------
          Total current assets..............................                    641.1              478.1

Investments  ................................................                   511.1              508.7
Property and equipment, net.................................                    137.7               92.9
Intangibles and other assets, net............................                   117.0            1,273.3
Goodwill, net  ..............................................                   174.1            1,038.6
                                                                            ---------          ---------

               Total assets.................................                $ 1,581.0          $ 3,391.6
                                                                            =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt......................                $     -            $   694.7
     Accounts and wages payable..............................                    27.3               42.5
     Accrued compensation and benefits......................                     98.0               56.3
     Accrued liability to third party administrators........                     33.2               18.7
     Other accrued liabilities..............................                     37.6               68.7
                                                                            ---------          ---------
          Total current liabilities.........................                    196.1              880.9

Other liabilities:
     Long-term debt..........................................                                      399.5
     Deferred income taxes..................................                    211.1              679.9
     Other liabilities......................................                     42.7               44.7
                                                                            ---------          ---------
               Total liabilities............................                    449.9            2,005.0
                                                                            ---------          ---------

Commitments and contingencies (Notes 4, 7, 8, 10, 11, 13, 16)

Minority interest in consolidated subsidiaries..............                     73.3               23.3
                                                                            ---------          ---------

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)
Common stock ($0.01 par, 1,000,000,000 shares authorized;
    224,790,650 shares  issued; 218,909,153 and 222,101,350 shares
    outstanding, respectively)..............................                      2.2                2.2
Additional paid-in capital..................................
Retained earnings                                                               952.3            1,285.3
Accumulated other comprehensive income......................                    103.3               75.8
                                                                            ---------          ---------
          Total stockholders' equity........................                  1,057.8            1,363.3
                                                                            ---------          ---------

               Total liabilities and stockholders' equity...                $ 1,581.0          $ 3,391.6
                                                                            =========          =========

   The accompanying notes are an integral part of these financial statements.

                             STILWELL FINANCIAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Millions, Except Per Share Data)

                                                                   For the year ended December 31,
                                                              --------------------------------------
                                                                1999            2000            2001
                                                              ---------       ---------       ------
Revenues:
     Investment management fees.........................      $  992.8       $ 1,850.7       $ 1,275.2
     Shareowner servicing fees..........................         191.4           338.2           216.6
     Other..............................................          28.1            59.2            63.9
                                                              --------        --------        --------
          Total.........................................       1,212.3         2,248.1         1,555.7
                                                              --------        --------        --------

Operating Expenses:
     Compensation.......................................         316.5           490.5           319.6
     Marketing and promotion............................          71.5           103.5            90.3
     Third party concession fees........................         143.0           314.9           230.7
     Depreciation and amortization......................          35.4            81.2           130.6
     Professional services..............................          25.8            67.7            43.2
     Other..............................................         101.8           154.0           128.2
     Severance, facility closing and other costs........                                          82.7
                                                              --------        --------        --------
          Total.........................................         694.0         1,211.8         1,025.3
                                                              --------        --------        --------

Operating Income........................................         518.3         1,036.3           530.4

Equity in earnings of unconsolidated affiliates.........          46.7            70.8            75.4
Interest expense - Parent...............................          (5.9)           (0.7)
Interest expense - third parties........................                          (7.0)          (34.8)
Gain on sale of DST common stock........................                                          28.8
Gain on litigation settlement...........................                          44.2
Gain on sale of Janus common stock......................                          15.1
Other, net..............................................          27.4            43.7            20.2
                                                              --------        --------        --------
     Income before taxes and minority interest..........         586.5         1,202.4           620.0
Income tax provision....................................         216.1           427.0           217.7
Minority interest in consolidated earnings..............          57.3           111.7           100.0
                                                              --------        --------        --------

Net Income                                                    $  313.1       $   663.7       $   302.3
                                                              ========       =========       =========

Per Share Data (Notes 1 and 2):
   Weighted average Common shares outstanding
     (in thousands).....................................       223,000         222,445         220,154
   Basic Earnings per share.............................      $   1.40        $   2.98        $   1.37

   Weighted average Diluted Common shares
     outstanding (in thousands).........................       223,000         225,423         224,424
   Diluted Earnings per share...........................      $   1.38        $   2.90        $   1.31

   The accompanying notes are an integral part of these financial statements.

                             STILWELL FINANCIAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)

                                                                              For the year ended December 31,
                                                                         ------------------------------------
                                                                          1999            2000            2001
                                                                         -------         ------           ----
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
  Net income.......................................................    $     313.1     $     663.7     $     302.3
  Adjustments to net income:
      Depreciation and amortization................................           35.4            81.2           130.6
      Deferred income taxes........................................           11.8            17.8             5.6
      Minority interest in consolidated earnings...................           57.3           111.7           100.0
      Undistributed earnings of unconsolidated affiliates..........          (46.4)          (70.8)          (75.4)
      Gain on sale of common stock of affiliates...................                          (15.1)          (28.8)
      Facility closing lease and equipment charges.................                                           51.9
   Deferred commissions............................................          (29.5)          (68.7)           (6.3)
  Changes in other assets..........................................            2.2            (7.3)          (30.6)
  Changes in working capital items:
      Accounts receivable..........................................          (79.1)          (39.0)           65.7
      Other current assets.........................................           (1.0)          (10.8)          (15.7)
      Accounts payable and accrued compensation payable............           61.6             6.1           (83.6)
      Other accrued liabilities....................................           28.9            66.7            63.2
  Other, net.......................................................            6.1            (4.2)           22.3
                                                                       -----------     -----------     -----------
          Net operating............................................          360.4           731.3           501.2
                                                                       -----------     -----------     -----------
Investing Activities:
  Property acquisitions............................................          (50.5)         (107.1)          (34.3)
  Investments in and loans with affiliates.........................          (17.5)         (110.6)       (1,620.9)
  Proceeds from disposal of investments............................                            6.9            40.0
  Sale of investments in advised funds.............................           19.0            15.3             8.0
  Purchase of investments in advised funds.........................           (2.4)          (26.3)          (15.0)
  Other, net.......................................................            4.0             2.2             6.0
                                                                       -----------     -----------     -----------
          Net investing............................................          (47.4)         (219.6)       (1,616.2)
                                                                       -----------     -----------     -----------
Financing Activities:
  Change in long-term debt - Parent................................          (16.6)
  Proceeds from issuance of long-term debt.........................                                        1,314.5
  Repayment of long-term debt - third parties......................                         (125.0)         (225.0)
  Debt issue costs.................................................                                          (19.5)
  Common stock repurchased.........................................                         (323.3)
  Proceeds from stock plans........................................                           23.8            12.5
  Amounts treated as transfers from (dividends to) Parent, net.....          (72.7)            6.4
  Distributions to minority interest...............................          (37.8)          (53.4)          (87.6)
  Dividends paid to stockholders...................................                           (2.2)           (8.8)
  Other, net.......................................................           (0.3)            2.2             1.3
                                                                       -----------     -----------     -----------
          Net financing............................................         (127.4)         (471.5)          987.4
                                                                       -----------     -----------     -----------
Cash and Cash Equivalents:
  Net increase (decrease)..........................................          185.6            40.2          (127.6)
  At beginning of year.............................................          138.5           324.1           364.3
                                                                       -----------     -----------     -----------
  At end of year...................................................    $     324.1     $     364.3     $     236.7
                                                                       ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                             STILWELL FINANCIAL INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Dollars in Millions)

                                                                                                       Accumulated
                                                        Additional          Net                           other            Total
                                          Common         paid-in        Investment       Retained      comprehensive   stockholders'
                                           stock         capital         by Parent       earnings        income           equity
                                           -----        --------         ---------       --------        -------          -------
Balance at December 31, 1998             $      -              -        $     106.8       $358.5           $   74.9      $  540.2
Comprehensive income:
Net income...........................                                                      313.1
Net unrealized gain on investments...                                                                          39.3
Reclassification for gains
  included in net income.............                                                                          (4.4)
Foreign currency translation
  adjustment.........................                                                                          (0.9)
       Comprehensive income                                                                                                 347.1
Amounts treated as transfers   from
  Parent, net........................                                                      (72.7)                           (72.7)
                                          -------        -------         ----------       -------            ------      --------
Balance at December 31, 1999                    -             -               106.8        598.9              108.9         814.6
Comprehensive income:
Net income...........................                                                      663.7
Net unrealized gain on investments...                                                                           1.3
Reclassification for gains
  included in net income.............                                                                          (5.8)
Foreign currency translation
  adjustment.........................                                                                          (1.1)
       Comprehensive income                                                                                                 658.1
Amounts treated as dividends      to
  Parent, net........................                                                                                      (115.4)
                                                                                          (115.4)
222,999.786 - to - 1 stock split
  (Note 2)...........................         2.2                              (2.2)                                           -
Stock dividend by Parent (Note 1)....                      104.6             (104.6)                                           -
Stock option and benefit plans.......                       39.9                                                             39.9
Common stock repurchased and
  exchanged..........................                     (144.5)                                                          (335.0)
                                                                                          (190.5)
Common stock dividends...............                                                       (4.4)                            (4.4)
                                           ------        -------         ----------       -------            ------     ---------
Balance at December 31, 2000                  2.2             -                 -          952.3              103.3       1,057.8
Comprehensive income:
Net income...........................
                                                                                           302.3
Net unrealized loss on investments...                                                                        (23.9)
Reclassification for gains
  included in net income.............                                                                         (1.6)
Foreign currency translation
  adjustment.........................                                                                         (2.0)
       Comprehensive income                                                                                                 274.8
Stock option and benefit plans.......                                                                                        74.8
                                                                                            74.8
Common stock repurchased       and
  exchanged..........................                                                                                       (35.3)
                                                                                           (35.3)
Common stock dividends...............                                                       (8.8)                            (8.8)
                                           ------        -------         ----------      --------         --------      ---------
Balance at December 31, 2001               $  2.2        $   -         $          -     $1,285.3          $   75.8      $ 1,363.3
                                           ======        =======         ==========      ========         ========      =========

   The accompanying notes are an integral part of these financial statements.

                             STILWELL FINANCIAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF THE BUSINESS

     Formation of Stilwell Financial Inc. ("Stilwell" or the "Company"). On January 23, 1998, Stilwell was formed by Kansas City Southern Industries, Inc. ("KCSI" or the "Parent") as a holding company for the group of businesses and investments that comprised the financial services segment of KCSI. The primary Stilwell entities at December 31, 2001 include Janus Capital Corporation ("Janus"), an approximately 98% owned subsidiary; Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary; Berger Financial Group LLC ("Berger"), of which SMI owns 100% of the Berger preferred limited liability company interests and approximately 87% of the Berger regular limited liability company interests; Nelson Money Managers Plc ("Nelson"), an 81% owned subsidiary; and DST Systems, Inc. ("DST"), an equity investment in which SMI holds an approximate 33% interest. KCSI transferred to Stilwell KCSI's ownership interests in Janus, Berger, Nelson, DST and certain other financial services-related assets, and Stilwell assumed all of KCSI's liabilities associated with the assets transferred, effective July 1, 1999. For financial statement purposes, Stilwell accounted for these transactions at historical cost.

     Stilwell's subsidiaries and affiliates offer a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals. Janus is the largest subsidiary of Stilwell, representing 95% of assets under management at December 31, 2001 and 95% of revenues and 91% of the net income for the year ended December 31, 2001.

     On July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") which states that for United States federal income tax purposes the spin-off of Stilwell from KCSI through a pro-rata distribution of Stilwell common stock to KCSI stockholders qualifies as a tax-free distribution under
Section 355 of the Internal Revenue Code of 1986, as amended. Additionally in February 2000, the Company received a favorable supplementary tax ruling from the IRS stating that the assumption of $125 million of KCSI indebtedness by Stilwell would have no effect on the previously issued tax ruling.

      On June 14, 2000, the KCSI board of directors approved the spin-off of Stilwell to KCSI's common stockholders. On July 12, 2000, the spin-off was completed through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 (the "Spin-off"). Stockholders of record received two shares of Stilwell common stock for every one share of KCSI common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786. Immediately prior to the Spin-off, the Stilwell Board of Directors ("Stilwell Board") declared a 222,999.786-to-1 stock split effected in the form of a stock dividend to provide a sufficient number of shares for the Spin-off. All share and per share information has been restated to reflect this stock split, as has the stockholders' equity information in the consolidated balance sheet. Additionally, the Stilwell Board changed the par value of the Stilwell common stock to $0.01 per share and increased the number of common shares authorized to 1,000,000,000. The Stilwell Board also authorized 10,000,000 shares of blank series $1.00 par Preferred Stock, none of which has been issued.

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

     Nature of Operations.   Stilwell's principal operations are the management
of its investments in financial services companies. A summary of Stilwell's principal operations and investments is as follows:

     Janus Capital Corporation and Berger Financial Group LLC. Janus and Berger provide investment management, advisory, distribution and transfer agent services primarily to U.S. based mutual funds, pension plans, and other institutional and private account investors. Janus also offers mutual fund products to international markets through the Janus World Funds Plc ("Janus World Funds").

     The revenues and operating income of Janus and Berger are derived primarily by assets under management, and a decline in the U.S. and/or international stock and/or bond markets or an increase in the rate of return of alternative investments could negatively impact results. In addition, the mutual fund industry, in general, faces significant competition as the number of mutual funds continues to increase, marketing and distribution channels become more creative and complex, and investors place greater emphasis on published fund recommendations and investment category rankings.

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

     DST Systems, Inc. DST, together with its subsidiaries and joint ventures, offers information processing and software services and products through three operating segments: financial services, output solutions and customer management. Additionally, DST holds certain investments in equity securities, financial interests and real estate holdings. DST operates throughout the United States, with operations in Kansas City, Missouri, Northern California and various locations on the East Coast, among others, as well as internationally in Canada, Europe, Africa, Australia and Asia. DST has a single class of common stock that is publicly traded on the New York Stock Exchange and the Chicago Stock Exchange.

     The earnings of DST are dependent in part upon the mutual fund and other industries, DST's ability to continue to adapt its technology to meet clients' needs and demands for the latest technology and various other factors including, but not limited to, reliance on processing facilities, future international sales, continued equity in earnings from joint ventures and competition from other third party providers of similar services and products as well as from in-house providers.


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

     Cash Equivalents. Short-term liquid investments with an initial maturity of generally three months or less, including investments in money market mutual funds, are considered cash equivalents. Janus' cash and cash equivalents (totaling $236.2 and $55.4 million at December 31, 2000 and 2001, respectively) are generally used to fund operations, repurchase Janus common stock and pay dividends. Pursuant to contractual agreements between Stilwell and certain Janus minority stockholders, Janus has distributed at least 90% of its net income to its stockholders each year.

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

      Property and Equipment. Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Improvements are capitalized. Depreciation and amortization are recorded using straight line and accelerated methods over the estimated useful life of the related assets (or the lease term if shorter), generally three to seven years for furniture, fixtures and equipment and three to twenty-one years for buildings and leasehold improvements. The cost of property retired, together with accumulated depreciation thereon, is eliminated from the property accounts and the related gains or losses are reflected in net income.

     Stilwell periodically evaluates the recoverability of its long-lived assets based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest) is lower than the carrying amount of the asset, an impairment loss must be recognized to the extent that the carrying amount of the asset exceeds its fair value. See Note 6.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 144 applies to all long-lived assets (including discontinued operations) and consequently supercedes Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." FAS 144 applies a single accounting model for long-lived assets, as well as addresses the principal implementation issues of FAS 121. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company does not expect the adoption of FAS 144 to have a material impact on Stilwell's results of operations or financial position.

     Software Development and Maintenance. Purchased software is recorded at cost and amortized over the estimated economic life. Computer software costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the useful life of the software.

     Marketing. Stilwell expenses all marketing and promotion costs as incurred. Direct response advertising for which future economic benefits are probable and specifically attributable to the advertising is not material. Berger has marketing agreements with various related mutual funds pursuant to Rule 12b-1 ("12b-1 Plan") under the Investment Company Act of 1940 (the "1940 Act") pursuant to which certain 12b-1 fees are collected. Under these agreements, which are approved or renewed on an annual basis by the boards of directors of the respective mutual funds, Berger must engage in activities that are intended to result in sales of the shares in the funds. Any fees not spent must be returned to the funds. See Note 12.

     Deferred Commissions. Commissions paid to financial intermediaries on sales of certain shares of Janus World Funds ("B shares") are recorded as deferred commissions in the accompanying consolidated financial statements. These deferred commissions are amortized using the sum-of-the-years digits methodology over four years, or when the B shares are redeemed, if earlier. Early withdrawal charges received by Janus from redemption of the B shares within four years of purchase reduce the unamortized deferred commissions balance. Payments of deferred commissions during 1999, 2000 and 2001 were $29.5, $68.7 and $6.3 million, respectively, and associated amortization expense for the years then ended totaled $8.1, $30.9 and $30.3 million, respectively.

     Income Taxes. Prior to the Spin-off, Stilwell joined with KCSI and other members of the KCSI affiliated group in filing a consolidated federal income tax return. The consolidated federal income tax was allocated to Stilwell as if Stilwell filed a separate consolidated federal income tax return, assuming the utilization of tax-planning strategies consistent with those utilized by KCSI. Upon completion of the Spin-off, Stilwell ceased to be a member of the KCSI affiliated group and, as a result, discontinued filing a consolidated federal income tax return with KCSI. (See Note 8 with respect to a Tax Disaffiliation Agreement between KCSI and Stilwell.)

     Deferred income tax assets and liabilities are determined based on the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted income tax rates that will be in effect when these differences reverse. Deferred income tax expense is generally the result of changes in the deferred tax assets and liabilities.

     Intangible Assets and Goodwill. Intangible assets and goodwill principally represent the excess of cost over the fair value of net underlying assets of acquired companies using purchase accounting. In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires the purchase method of accounting for all acquisitions. Under FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized. Instead, such goodwill and other intangible assets will be tested annually for impairment. Stilwell adopted the provisions of FAS 141 and FAS 142 for acquisitions occurring on or after July 1, 2001. With respect to transactions occurring prior to July 1, 2001, FAS 141 and FAS 142 were adopted on January 1, 2002.

     FAS 142 also requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Intangible assets with indefinite lives will be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Because 2002 is the initial year for adoption of FAS 142 (for acquisitions on or after July 1, 2001), there are certain transition provisions that require analysis of existing goodwill and intangible assets within the first six months of the year. The Company does not expect these transition impairment tests will have a material effect on the Company's results of operations and financial position.

     Intangible assets and goodwill incurred prior to July 1, 2001 are amortized over periods ranging from 15 to 40 years using the straight-line method. Intangible assets recorded under FAS 141 and 142 that are subject to amortization are amortized over a weighted average period of 7.4 years using the straight-line method.

     Stilwell periodically reviews the recoverability of intangible assets by comparing the carrying value of the associated intangible assets to their fair value. The determination of possible impairment is primarily measured by reference to various valuation techniques commonly used in the investment management industry, including appraisals, quoted market values and future cash flows.

     Changes of Interest in Subsidiaries and Equity Investees. A change of Stilwell's ownership interest in a subsidiary or equity investee (collectively, an "affiliated investee") resulting from an affiliated investee's issuance of its stock is recorded as a gain or loss in Stilwell's statement of income in the period that the change of interest occurs. If an issuance of stock by the affiliated investee is from treasury shares on which Stilwell had previously recognized gains, however, Stilwell will record the gains directly to its equity and not include the gain in net income. Gains recorded by Stilwell (included in the Other, net component in the Statement of Income) for the year ended December 31, 1999 totaled $6.2 million. Stilwell recorded approximately $5.6 million in gains resulting directly from affiliated investee transactions during 2000 and $15.1 million in connection with the sale by Stilwell of 192,408 shares of Janus common stock during first quarter 2000 (see Note 4). During 2001, Stilwell recorded approximately $2.4 million in gains resulting directly from affiliated investee transactions and $28.8 million in connection with the sale by Stilwell of 839,000 shares of DST common stock (see Note 3).

      A change of interest in an affiliated investee resulting from an affiliated investee's purchase of its stock increases Stilwell's ownership percentage of the affiliated investee. Stilwell records this type of transaction under the purchase method of accounting, whereby any excess of fair market value over the net tangible and identifiable intangible assets is recorded as goodwill. See Note 4 and Note 6.

     Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" requires an entity to disclose the fair value of its financial instruments. Stilwell's financial instruments include cash and cash equivalents, investments in advised funds, accounts receivable and payable and long-term debt.

     The carrying value of Stilwell's cash equivalents and accounts receivable and payable approximate their fair values due to their short-term nature. The carrying value of Stilwell's investments designated as "available for sale" and "trading" equals their fair value which is based upon quoted prices in active markets. Stilwell estimates the fair value of long-term debt based upon quoted market rates, if available, and borrowing rates available at the reporting date for indebtedness with similar terms and average maturities.

     Stock-Based Compensation. Stilwell accounts for stock options granted to employees and non-employee directors using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), as interpreted by Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), which permits companies to use either the APB 25 intrinsic value method or the fair value method as prescribed by FAS 123. Stilwell uses the APB 25 method and discloses pro forma net income in the notes to the financial statements. See Note 10 for pro forma disclosure assuming that Stilwell would have had higher compensation cost as a result of accounting for existing stock options under FAS 123.

      In March 2000, the FASB issued FIN 44. FIN 44 clarifies the application of APB 25 for certain issues. It does not address any issues related to the application of the fair value method set forth in FAS 123. Among other issues, FIN 44 addresses the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting effects of modifications to the terms of a previously fixed stock option and the accounting for an exchange of stock compensation awards in a business combination. For those issues that affect the Company, FIN 44 was effective July 1, 2000. Application of FIN 44 did not have an impact on Stilwell's financial statements.

       Earnings Per Share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period.

      The effect of stock options and shares under the Employee Stock Purchase Plan ("ESPP") represent the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The only adjustments that currently affect the numerator of the Company's diluted earnings per share computations include potentially dilutive securities at subsidiaries and affiliates.


                                                              For the year ended December 31,
                                                              -------------------------------
                                                      1999                 2000                 2001
                                                      ----                 ----                 ----
                                                          (dollars in millions, except per share
                                                                         amounts)

      Net income............................        $     313.1          $     663.7           $     302.3
      Dilutive securities at
         subsidiaries  and affiliates.......               (4.8)               (10.6)                 (8.8)
                                                    -----------          -----------           -----------
      Net income for dilutive computation...        $     308.3          $     653.1           $     293.5
                                                    -----------          -----------           -----------


      Weighted average Common  shares
         outstanding........................        222,999,786          222,445,353           220,153,630
      Incremental shares from assumed
         conversion of stock
         options            and ESPP shares.                 -             2,977,601             4,270,375
                                                    -----------          -----------           -----------
      Weighted average Dilutive
         Common shares outstanding..........        222,999,786          225,422,954           224,424,005
                                                    -----------          -----------           -----------

      Basic Earnings per Common share.......        $      1.40          $      2.98           $      1.37
                                                    ===========          ===========           ===========

      Diluted Earnings per Common share.....        $      1.38          $      2.90           $      1.31
                                                    ===========          ===========           ===========


     Because there were no Stilwell options issued prior to July 12, 2000, the computations for the number of shares to be used in the denominator are the same for basic and diluted earnings per share in the year ended December 31, 1999. For the years ended December 31, 2000 and 2001, the weighted average of options to purchase 84,079 and 1,253,948 shares of Stilwell common stock were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares.

     Diluted earnings per share exclude 15,965,754 shares of common stock reserved for issuance upon conversion of the zero-coupon convertible notes due 2031 (see Note 7).

      All shares held in the Stilwell Employee Stock Ownership Plan (the "ESOP") are treated as outstanding for purposes of computing the Company's earnings per share. See additional information on the ESOP in Note 9.

     Common Stock and Treasury Stock. Immediately prior to the Spin-off, the Stilwell Board declared a 222,999.786-to-1 stock split. In connection with the Spin-off, 222,999,786 shares of Stilwell common stock were distributed. As set forth in the table below, Stilwell issued shares of its common stock in connection with stock option and benefit plans during 2000 and 2001, and repurchased shares during 2000 under the $1 billion stock repurchase program authorized by the Stilwell Board in July 2000 (see Note 4). Common shares held in Treasury are accounted for as if they were retired and the excess of cost over par value of such shares is charged to additional paid-in capital, if available, then to retained earnings.

                                                    Common shares            Treasury                Common shares
                                                       issued                  shares                 outstanding
                                                    ------------             ----------               -----------
Shares immediately after Spin-off                    222,999,786                                      222,999,786
  New issuances..........................              1,790,864                                        1,790,864
  Repurchases............................                                     (7,574,021)              (7,574,021)
  Issuances from Treasury................                                      1,692,524                1,692,524
                                                    ------------             -----------             ------------
December 31, 2000                                    224,790,650              (5,881,497)             218,909,153
  Repurchases............................                                     (1,817,724)              (1,817,724)
  Issuances from Treasury................                                      5,009,921                5,009,921
                                                    ------------             -----------             ------------
December 31, 2001                                    224,790,650              (2,689,300)             222,101,350
                                                    ============             ===========             ============


     Comprehensive Income. The principal items comprising other comprehensive income are the effects of DST's investments that are classified as "available for sale," as defined by FAS 115. The unrealized gain related to these investments totaled $63.8 and $1.9 million ($39.3 and $1.3 million, net of deferred income taxes) for the years ended December 31, 1999 and 2000, respectively. The unrealized loss related to these investments was $40.6 million ($23.9 million, net of deferred income taxes) for the year ended December 31, 2001.

     In connection with Stilwell's investment in Nelson and Janus' investment in Janus International (UK) Limited ("Janus UK") and Janus International (Asia) Limited ("Janus Asia"), matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. Stilwell and Janus follow the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation", and related authoritative guidance.

     Nelson's and Janus UK's financial statements are accounted for using the British pound as the functional currency and Janus Asia uses the Hong Kong dollar. Any gains or losses arising from transactions not denominated in the British pound or the Hong Kong dollar are recorded as a foreign currency gain or loss and included in the results of operations of the respective companies. The translation of those companies' financial statements from the British pound and Hong Kong dollar into the U.S. dollar results in an adjustment to accumulated other comprehensive income. At December 31, 2000 and 2001, the cumulative translation adjustment relating to these investments was $3.9 and $5.4 million, respectively.

     Corporate Allocations. Prior to the Spin-off, KCSI provided certain managerial, treasury, accounting, tax and legal services to Stilwell. Additionally, certain other expenses were incurred by KCSI on behalf of Stilwell (e.g., amortization of identifiable intangible assets and goodwill) prior to the Spin-off. An allocation of the estimated cost of these services and expenses has been reflected in the accompanying financial statements based on management's best estimate of financial services-related assets and liabilities, capital structure and liquidity. In the opinion of management, the costs and expenses allocated to Stilwell for these services provided by KCSI are reasonable. These costs and expenses aggregated $20.1 million in 1999 and approximately $12.1 million for the period up to and including July 12, 2000.

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

     Intercompany Transactions with KCSI. Intercompany transactions between Stilwell and KCSI prior to the Spin-off are reflected as dividends to or transfers from KCSI within the consolidated financial statements. Amounts treated as net dividends are recorded as a reduction to Retained Earnings and amounts treated as net transfers from KCSI are recorded as an increase to the Net investment by Parent component included in the Consolidated Balance Sheets. Generally, increases in the Net Investment by Parent component resulted from the timing of cash requirements throughout each year, primarily with respect to investing activities. Amounts treated as net dividends to KCSI generally reflected the transfer to KCSI of dividends received by Stilwell from subsidiaries, to the extent such amounts were not required for investing, financing or operating needs.

     Statement of Financial Accounting Standards No. 131. Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements. For purposes of segment reporting pursuant to FAS 131, Stilwell reports Janus and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell, as well as any identified intangible assets and goodwill resulting from the acquisition of subsidiaries and affiliates directly by Stilwell, are aggregated as a separate segment. See Note 15.

     Statement of Financial Accounting Standards No. 133. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting standards for derivative instruments, the derivative portion of certain other contracts that have similar characteristics and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. In June 1999, the FASB issued an amendment to FAS 133 changing the effective date of FAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Stilwell does not generally enter into transactions covered by this statement. However, see Note 16 with respect to an interest rate exchange agreement entered into by Stilwell to hedge its interest rate exposure under its $400 million Senior Notes (see Note 7 below). The adoption of FAS 133 on January 1, 2001 did not have an impact on Stilwell's results of operation, financial position or cash flows.

     Emerging Issues Task Force Issue No. 96-16. In Issue No. 96-16, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus that substantive "participating" minority rights which provide a minority stockholder with the right to effectively control significant decisions in the ordinary course of an investee's business could impact whether the majority stockholder should consolidate the investee. Management has evaluated the rights of the minority stockholders of its consolidated subsidiaries and concluded that application of EITF 96-16 did not affect Stilwell's consolidated financial statements (see Note 13 with respect to discussion of Janus).

NOTE 3 - INVESTMENT IN DST SYSTEMS, INC.

     Summarized Financial Information.   Stilwell's investment in DST, together
with certain condensed DST financial information, is summarized as follows.

                                                                           December 31,
                                                               --------------------------------------
                                                               1999              2000             2001
                                                               ----              ----             ----
                                                                          (in millions)
Percentage ownership..................................           32.1%             32.5%            33.0%
Carrying value (excluding goodwill - see Note 6)......     $    470.2       $     509.3       $    486.1
Equity in DST net assets..............................          470.2             509.3            486.1
Fair market value (a).................................        1,547.7           2,717.7          1,980.0

Financial Condition:
     Current assets...................................     $    464.5       $     590.7       $    604.8
     Non-current assets...............................        1,861.8           1,961.7          2,099.2
                                                           ----------       -----------       ----------
          Total assets................................     $  2,326.3       $   2,552.4       $  2,704.0
                                                           ==========       ===========       ==========

     Current liabilities..............................     $    285.8       $     356.2       $    471.4
     Non-current liabilities..........................          576.9             630.4            760.2
     Stockholders' equity.............................        1,463.6           1,565.8          1,472.4
                                                           ----------       -----------       ----------
          Total liabilities and stockholders' equity..     $  2,326.3       $   2,552.4       $  2,704.0
                                                           ==========       ===========       ==========


                                                                    For the year ended December 31,
                                                             --------------------------------------------
                                                             1999               2000 (b)         2001 (c)
                                                             ----               --------         --------
                                                                          (in millions)
Operating Results:
     Revenues.........................................     $  1,227.5        $  1,362.1       $  1,660.0
     Costs and expenses...............................        1,027.8           1,097.5          1,366.5
     Net income.......................................          138.1             215.8            228.2


(a)  Based upon DST's closing price on the New York Stock Exchange.

(b) Net income includes $34.3 million (after-tax) in certain non-recurring items: 1) a gain on litigation settlement with a former equity affiliate and 2) gains on the sale of marketable securities.

(c) Net income includes $27.0 million (after-tax) in certain net non-recurring items: 1) a gain on the sale of DST's portfolio accounting business; 2) a state tax refund; 3) gains on the sale of marketable securities; 4) charges related to software and intangible asset impairments, as well as to joint venture lease abandonment costs.

     In December 2001, Stilwell sold 839,000 shares of DST common stock to DST for approximately $40.0 million based on the then-current market price of DST common stock as reported on the New York Stock Exchange. The proceeds from the transaction were used in connection with the formation of a captive insurance company. The captive insurance company was formed to provide the opportunity for cost efficiencies related to insurance coverage for Stilwell and its subsidiaries. Stilwell recorded a gain of $28.8 million ($15.9 million after consideration of income taxes).

     Stilwell did not receive dividends from DST during 1999, 2000 or 2001.

NOTE 4 - ACQUISITIONS, DISPOSITIONS AND SIGNIFICANT TRANSACTIONS

      Stilwell's Additional Investment in Janus. During the year ended December 31, 2001, Stilwell completed several transactions that increased Stilwell's ownership interest in Janus to approximately 98%. The transactions are summarized in the table and discussions below:

            Month of Acquisition         Number of Shares         Purchase Price
            --------------------         ----------------         --------------
                                                                   (in millions)
        March and April...........             202,042             $      203.0
        May.......................             600,000                    603.0
        September.................             138,897                    139.6
        November..................             609,950                    613.0
                                           -----------             ------------
           Total purchased........           1,550,889             $    1,558.6
                                           ===========             ============

      Acquisitions of Janus Common Stock Prior to July 1, 2001. In March and April of 2001, Stilwell acquired 202,042 shares of Janus common stock from several employees and other minority stockholders. Stilwell purchased the shares through the exercise of put rights by the various minority stockholders. The shares cost approximately $203 million, which was funded through cash and borrowings under the Company's credit facilities. In connection with the transactions, amounts owed to Stilwell by certain of the selling minority stockholders were repaid.

      On May 1, 2001, Stilwell acquired 600,000 shares of Janus common stock from Thomas H. Bailey, Janus' president, chairman and chief executive officer, pursuant to the exercise of put rights by Mr. Bailey under the Janus Stock Purchase Agreement. The purchase price of the shares totaled $603 million. In addition, Stilwell paid to Mr. Bailey approximately $7 million representing interest expense that began to accrue on the unpaid purchase price 30 days after Stilwell received notice of Mr. Bailey's decision to exercise his put right. Stilwell funded the purchase price and associated interest with proceeds received from the issuance of the Convertible Notes (as defined in Note 7).

      Stilwell accounted for these transactions using the purchase method of accounting. The purchase price was in excess of the fair value of the net tangible assets acquired and this excess was recorded as identified intangible assets and goodwill. The table below summarizes the purchase accounting (in millions):

                                                         March and
                                                         April 2001          May 2001            Total
                                                         ----------          --------            -----
     Net tangible assets acquired...........              $      1.9          $    8.1         $     10.0
     Identified intangible assets -
         subject to amortization (1)........                   157.9             448.1              606.0
     Identified intangible assets -
         not subject to amortization (2)....                     -                 -                  -
     Goodwill (3)...........................                    43.2             146.8              190.0
     Goodwill - deferred income tax (4).....                    60.4             171.4              231.8
                                                          ----------          --------         ----------
          Total.............................              $    263.4          $  774.4         $  1,037.8
                                                          ==========          ========         ==========


(1) These amounts represent customer relationships through contracts with private and separate accounts, marketing identified intangibles (e.g., brand name, trademark), advisory contracts with the retail mutual funds and third party advisory and distribution relationships. These amounts were amortized over a weighted average period of 20 years. See discussion below with respect to amortization for fiscal years beginning on January 1, 2002.
(2) As the purchases occurred prior to July 1, 2001, all identified intangible assets were required to be amortized. See discussion below with respect to amortization for fiscal years beginning January 1, 2002.

(3) This amount represents goodwill resulting from the excess of purchase price over the fair value of net tangible and intangible assets. This amount was amortized over a weighted average period of 20 years. See discussion below with respect to amortization for fiscal years beginning on January 1, 2002.
(4) This amount represents goodwill associated with deferred income taxes recorded for identifiable intangible assets based on the difference between the book and tax bases. This amount was amortized over a weighted average period of 20 years. See discussion below with respect to amortization for fiscal years beginning on January 1, 2002.

      Upon adoption of FAS 141 and FAS 142 effective January 1, 2002 for transactions occurring prior to July 1, 2002, Stilwell will no longer amortize goodwill and any identified intangible assets with indefinite lives. Based on the valuation in connection with the purchase price allocation for the various acquisitions of Janus shares during 2001, approximately $5.9 million of identified intangible assets will continue to be amortized in 2002 and beyond. The remaining $600.1 million are considered to be indefinite lived intangible assets and therefore will not be amortized. Accordingly, while Stilwell recorded approximately $35.3 million in amortization expense during 2001 associated with the goodwill and intangible assets resulting from the additional investments in Janus during March, April and May 2001, amortization expense in 2002 and beyond related to these assets will be approximately $0.8 million per year.

      See Note 6 for summary of identified intangible assets and goodwill.

      Acquisitions of Janus Common Stock subsequent to July 1, 2001. On September 4, 2001, Janus used available cash to purchase 138,897 shares of Janus common stock from employees (other than Mr. Bailey) at a cost of approximately $139.6 million.

      On November 9, 2001, Stilwell completed the acquisition of 609,950 shares of Janus common stock owned by Mr. Bailey and one other minority stockholder. The acquisitions of the common stock by Stilwell, which were pursuant to put rights held by Mr. Bailey and the other minority stockholder that were included in the 1984 Stock Purchase Agreement (the "Janus Stock Purchase Agreement"), cost approximately $613 million and were funded using proceeds from Stilwell's Senior Note issuance as discussed in Note 7 and existing cash.

      With the completion of these transactions, Stilwell owns approximately 98% of Janus, with the remainder owned by Janus employees. In addition, all mandatory put rights to Stilwell associated with Janus stock were eliminated.

      In third quarter 2001, Stilwell recorded a one-time non-cash increase to minority interest of approximately $64.0 million in connection with its commitment to purchase the 609,950 shares of Janus common stock. This commitment dated back to the initial purchase of Janus common stock in 1984 and resulted from put rights held by Mr. Bailey and one other minority stockholder that use Janus' earnings from the prior calendar year to determine the price of the shares. Therefore, the contractual price to be paid was computed using the results from Janus' record year in 2000. Based on the decline in Janus' earnings during 2001 compared to 2000, accounting guidelines required an evaluation of whether the contractual put price of the purchase commitment exceeded fair value. Upon completion of a valuation, this charge was deemed necessary and was recorded as an increase to minority interest. Once Stilwell completed the acquisition of the Janus shares, the intangible assets and goodwill were reduced by the amount of this charge.

      As discussed in Note 2, the Company adopted FAS 141 and FAS 142 for all transactions occurring on or after July 1, 2001. Accordingly, the acquisitions were accounted for pursuant to the purchase method. The following table summarizes the effect of the transaction for purchase accounting purposes (in millions):


                                                         September           November
                                                           2001                2001               Total
                                                       --------------      -------------       ----------
     Net tangible assets acquired (1).......              $     12.9          $   12.7         $     25.6
     Identified intangible assets -
         subject to amortization (2)........                     1.0               4.5                5.5
     Identified intangible assets -
         not subject to amortization (3)....                    95.9             457.2              553.1
     Goodwill (4)...........................                    29.8              74.6              104.4
     Goodwill - deferred income tax (5).....                    37.0             176.6              213.6
                                                          ----------          --------         ----------
          Total.............................              $    176.6          $  725.6         $    902.2
                                                          ==========          ========         ==========

(1) Amount includes approximately $9.2 million attributable to the remaining minority stockholders' allocable portion of acquired shares.
(2) These amounts, representing customer relationships through contracts with private and separate accounts, are amortized over a weighted average period of 7.4 years.
(3) These amounts represent marketing identified intangibles (e.g., brand name, trademark), advisory contracts with the retail mutual funds, third party advisory and distribution relationships and other non-contractual or legal right-based intangible assets.
(4) This amount represents goodwill resulting from the excess of purchase price over the fair value of net tangible and intangible assets.
(5) This amount represents goodwill associated with deferred income taxes recorded for identifiable intangible assets based on the difference between the book and tax bases.

      Stilwell recorded amortization expense of $0.1 million during 2001 associated with the identifiable assets resulting from the September and November 2001 investments in Janus. Amortization expense in 2002 and beyond related to these assets will total approximately $0.7 million per year.

      See Note 6 for summary of identified intangible assets and goodwill.

      In connection with the foregoing transactions, a portion of the shares of restricted Janus common stock held by other minority stockholders will become vested pursuant to stock purchase and restriction agreements that require the acceleration of vesting upon the sale of Mr. Bailey's remaining Janus shares and the termination on April 2, 2002 (as recently extended from March 28, 2002) of various management rights held by Mr. Bailey under the Janus Stock Purchase Agreement.

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

      Under the Janus Stock Purchase Agreement, Mr. Bailey had certain management rights, which include the right to establish and implement policy with respect to the investment advisory and portfolio management activity of Janus, as well as the right to select the majority of the members of the Janus Board, subject to Stilwell's approval, which approval may not be unreasonably withheld. In connection with Mr. Bailey's disposition of Janus shares on November 9, 2001, Mr. Bailey's rights under the Janus Stock Purchase Agreement would have expired, but Stilwell agreed with Mr. Bailey to extend those rights to April 2, 2002 (which is the date that it is expected the comprehensive fund shareowner approval process described below will be completed).

      After careful consideration of Mr. Bailey's involvement in Janus' development since its inception and his significant involvement in all management decisions at Janus as well as the influence he has exerted over Janus pursuant to his rights under the Janus Stock Purchase Agreement, the Janus funds obtained as of February 21, 2002 fund shareowner approval of new advisory agreements with Janus, the terms of which are in all material respects the same as the current advisory agreements with Janus. In addition, Janus has approximately 50 subadvisory relationships, of which about one-half have determined to secure shareowner approval of new advisory agreements with Janus. As of March 19, 2002, Janus continues the process of obtaining shareowner approval with respect to the subadvisory relationships.

      Upon receipt of fund shareowner approval, the new advisory agreements would be effective April 2, 2002 and would continue in effect until July 1, 2002. Thereafter, the advisory agreements would continue in effect for successive annual periods provided their continuance were approved at least annually by: (1) a majority vote, cast in person and a meeting called for that purpose, of the trustees, or (2) a vote of the holders of a majority of the outstanding voting securities (as defined by the 1940 Act) of each fund and in either event by a majority of the trustees who are not "interested persons," as defined in the 1940 Act, of Janus.


      Janus Work Force Reduction, Facility Closings and Non-Recurring Items. During 2001, Janus recorded several non-recurring items that are reflected in the Consolidated Statement of Income as Severance, facility closing and other costs.

      In February 2001, Janus eliminated 468 jobs from its operations unit, Janus Service Corporation, as a result of a lower level of shareowner activity and its use of technology to moderate costs. The job reduction did not affect Janus' investment team, which continues to aggressively recruit and add analysts to its staff. Janus recorded a non-recurring charge in first quarter 2001 of approximately $9.1 million related to severance, operational and other costs. Partially offsetting these costs was a first quarter 2001 reduction of approximately $8.2 million in stock bonus accruals at Janus that were no longer payable as a result of the sale of shares of Janus common stock by various employees to Stilwell as discussed above.

      On April 20, 2001, Janus announced a further work force reduction that affected approximately 546 employees and resulted in the closing of its Austin, Texas call center. This action reflects a return to a more normalized level of shareowner activity, significant technological advancements that provide capacity to adjust to business fluctuations and the evolution in shareowner approaches to inquiries and investments. Janus recorded approximately $39.4 million in second quarter 2001 non-recurring costs associated with severance, facility closing and related expenses.

      In December 2001, Janus recorded an additional $25.8 million of facility closing and lease costs related to Janus' Austin and Denver facilities resulting primarily from weaker than expected commercial real estate markets. Also, Janus recorded $16.6 million of charges associated with shareowner proxy costs for the Janus group of mutual funds to obtain shareowner approval of new advisory agreements in connection with Stilwell's purchase of Mr. Bailey's remaining shares of Janus common stock (see above).

      The following table summarizes the activity related to the various non-recurring items during 2001 (in millions):

                                              Balance on                                                 Balance at
                                             December 31,                                               December 31,
                                                2000             Additions          Reductions              2001
                                              ---------          ---------          -----------          ----------
 Severance................................    $      -           $    15.5           $    (13.9)         $     1.6
 Lease and related costs..................                            36.6                (12.2)              24.4
 Fixed asset impairments (see Note 6).....                            14.0                (14.0)               -
 Fund shareowner proxy costs..............                            16.6                 (4.7)              11.9
                                              ---------          ---------           ----------          ---------
    Total.................................    $       -          $    82.7           $    (44.8)         $    37.9
                                              =========          =========           ==========          =========


      Approximately $21.8 million is included as current other liabilities and approximately $16.1 million is included as non-current other liabilities in the consolidated balance sheet at December 31, 2001. The lease terms generally expire between 2007 and 2010.

      In February 2002, Janus implemented a further work force reduction of approximately 220 employees in the shareowner servicing area. This action is not expected to have a material effect on Stilwell's results of operations, financial position or cash flows.


      Disposition by Stilwell of Janus Common Stock in 2000. In the first quarter of 2000, Stilwell sold to Janus, for treasury, 192,408 shares of Janus common stock. Janus has agreed that for so long as it has available shares of Janus common stock for grant under that plan, it will not award phantom stock, stock appreciation rights or similar rights. The sale of those shares resulted in an after-tax gain of approximately $15.1 million and reduced Stilwell's ownership to approximately 81.5% (prior to consideration of subsequent repurchases by Stilwell and Janus during 2000 and 2001).


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

      During 2000, Stilwell repurchased, using existing cash flows, approximately 7.2 million shares of its common stock for an aggregate cost of approximately $323.3 million. No repurchases were made during 2001. Stilwell expects to fund the share repurchase program from its cash flow and other available sources of funds.


     Berger Business Activities. On December 31, 2001, Berger completed the acquisition of Bay Isle Financial Corporation ("Bay Isle"). Bay Isle is a manager of primarily institutional accounts through a value style approach. Bay Isle manages approximately $1.1 billion assets, which have been included in the consolidated totals at December 31, 2001. The terms of the transaction were not material to Stilwell's results of operation, financial position or cash flows as of and for the year ended December 31, 2001.

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

NOTE 5 - SUPPLEMENTAL CASH FLOW DISCLOSURES

     Cash paid for income taxes and interest is summarized as follows (in millions):

                                                 For the year ended December 31,
                                      -----------------------------------------------------
                                        1999                  2000                 2001 (1)
                                      --------              --------               --------
     Interest (2)............         $    1.5              $    4.0               $   11.2
     Income taxes (3)........            142.9                 360.2                  179.2

(1) This total does not include the approximately $19.5 million of debt issue costs paid by Stilwell in connection with the issuance of the Convertible Notes and the Senior Notes - see Note 7. These costs were recorded as a prepaid asset and are being amortized over a period of twelve months with respect to the Convertible Notes (representing the first point in time at which Stilwell may be required to purchase the Convertible Notes) and five years with respect to the Senior Notes.

(2) In 1999, cash interest payments were made to KCSI. In 2000, Stilwell paid $0.7 million in interest directly to KCSI.

(3) In 1999, all income tax payments were made to KCSI. In 2000, Stilwell paid $195.9 million in income taxes directly to KCSI.

     During the years ended December 31, 2000 and 2001, Stilwell recorded approximately $4.9 and $12.1 million directly to stockholders' equity representing Stilwell gains resulting from issuances of stock by Janus. The shares issued by Janus were available as a result of repurchases from Janus stockholders. Stilwell had previously recognized gains (in its Statement of Income) relating to these shares upon their initial issuance - see Note 2 discussion of accounting policy.

NOTE 6 - OTHER BALANCE SHEET CAPTIONS

     Accounts Receivable. Stilwell's accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense been recorded for the years ended 1999 through 2001. The majority of the balances are amounts due from the investment companies for which Stilwell subsidiaries act as investment adviser or sub-adviser (see Note 12).

Other Current Assets. Other current assets are comprised of the following (in millions):

                                                             December 31,
                                                      ----------------------
                                                       2000             2001
                                                      ------            ----
          Deferred commissions - current........    $     29.3        $    22.1
          Other   ..............................          22.9             59.8
                                                    ----------        ----------
               Total............................    $     52.2        $    81.9
                                                    ==========        ==========

     Investments in advised funds. Investments in advised funds, which are all classified as available for sale, are summarized as follows (in millions):

                                                            December 31,
                                                     -----------------------
                                                      2000              2001
                                                     ------             ----
          Cost basis..........................      $     26.9        $    33.4
          Gross unrealized gains..............             4.1              0.6
          Gross unrealized losses.............            (0.8)            (3.0)
                                                    ----------        ---------
               Total..........................      $     30.2        $    31.0
                                                    ==========        =========

     Gross realized gains (losses) with respect to the Janus and Berger investments in advised funds totaled $5.3, $1.6 and ($0.5) million for the years ended December 31, 1999, 2000 and 2001, respectively.

     Property and Equipment, Net.   Property and equipment are summarized as
follows (in millions):

                                                                            December 31,
                                                                    ------------------------
                                                                      2000              2001
                                                                    -------             ----
     Furniture, fixtures and equipment, including computer
        equipment and systems..................................     $   170.7         $   142.6
     Buildings and leasehold improvements......................          46.4              43.8
                                                                    ---------         ---------
                    Subtotal...................................         217.1             186.4
     Less accumulated depreciation and amortization............         (79.4)            (93.5)
                                                                    ---------         ---------
     Net property and equipment................................     $   137.7         $    92.9
                                                                    =========         =========

         As further described in Note 4, during 2001, Janus closed its Austin facility and restructured its Denver locations. In connection with this process, certain fixed assets - primarily computer equipment, furniture and fixtures - were determined to be impaired based on evaluation pursuant to FAS 121 and Janus recorded an impairment charge of approximately $14.0 million. The likely realization of these assets, which are expected to be disposed of or sold during 2002, was determined based on previous experience and appraisal and valuation information.

         Depreciation expense totaled $17.6, $38.9 and $48.0 million for the years ended December 31, 1999, 2000 and 2001, respectively.


     Goodwill, Identified Intangible Assets and Other Assets. Goodwill represents the excess of purchase price over the tangible assets and identified intangible assets. Gross goodwill totaled $195.2 and $1,084.5 million at December 31, 2000 and 2001, respectively. Accumulated amortization on goodwill was $21.1 and $45.9 million at December 31, 2000 and 2001, respectively.

     Identified intangible assets and other assets are summarized as follows (in millions):

                                                                            December 31,
                                                                   -----------------------
                                                                     2000             2001
                                                                   -------            ----
     Mutual fund advisory contracts (1)........................    $    -            $   190.3
     Third party advisor and distribution relationships (2)....                          712.1
     Marketing-related, such as brand and trademark (3)........                          271.1
     Separate account relationships (4)........................                           17.5
     Other identifiable assets (5).............................         90.4              86.0
     Accumulated amortization..................................        (22.9)            (45.4)
                                                                   ---------         ---------
               Net                                                      67.5           1,231.6
     Other assets, net.........................................         49.5              41.7
                                                                   ---------         ---------
               Total...........................................    $   117.0         $ 1,273.3
                                                                   =========         =========

(1) Of this total, approximately $97.8 million was subject to amortization during 2001. However, beginning on January 1, 2002, there will be no amortization related to these identified intangible assets pursuant to FAS 142.
(2) Of this total approximately $366.0 million was subject to amortization during 2001. However, beginning on January 1, 2002, there will be no amortization related to these identified intangible assets pursuant to FAS 142.
(3) Of this total approximately $136.3 million was subject to amortization during 2001. However, beginning on January 1, 2002, there will be no amortization related to these identified intangible assets pursuant to FAS 142.
(4)           All of the amounts included were subject to amortization in 2001.
              All amounts will continue to be amortized over a weighted average period of 7.4 years in 2002 and beyond.
(5) Amount represents identified intangible assets recorded prior to 2001 and all were subject to amortization during 2001. However, beginning on January 1, 2002, approximately $85.5 million of the total will no longer be subject to amortization pursuant to FAS 142.

     See Note 4 for a description of Stilwell's additional investment in Janus during 2001. Throughout 2000, Janus purchased shares of Janus common stock from various minority stockholders at the fair market value as set forth in the relevant stock restriction or purchase agreements. These share repurchases were funded from Janus' existing cash. Stilwell recorded these transactions under the purchase method of accounting and recorded identified intangible assets and goodwill totaling approximately $83.2 million. These amounts are being amortized over a weighted average period of 20 years (as these acquisitions occurred prior to July 1, 2001 - see Note 2).

     During the years ended December 31, 2000 and 2001, the Company recorded approximately $31.3 and $52.3 million, respectively, in goodwill relating to the DST investment as a result of DST's repurchase of its common stock. This goodwill was being amortized over a period of 40 years prior to the adoption of FAS 142 effective January 1, 2002.

     Amortization expense related to identifiable intangible assets, goodwill and other assets (exclusive of amortization on deferred commissions - see Note
2) aggregated $9.7, $11.4 and $52.3 million in 1999, 2000 and 2001, respectively.

     Aggregate amortization expense is expected to total less than $3 million (unaudited) in each of the next five years.


NOTE 7 - LONG-TERM DEBT

      Zero-Coupon Convertible Debt Offering. On April 30, 2001, Stilwell completed an offering of approximately $931 million principal amount at maturity of zero-coupon convertible senior notes due April 30, 2031 ("Convertible Notes"). The Convertible Notes were offered only to qualified institutional buyers at an initial offering price of $741.37 per $1,000 principal amount at maturity, resulting in gross proceeds to Stilwell of approximately $690 million (prior to consideration of approximately $16.8 million in debt issuance costs). The issue price represents a yield to maturity of 1% per year. Additionally, to the extent that the average market price of the Convertible Notes exceeds certain thresholds, Stilwell could be required to pay contingent interest at a rate of the greater of Stilwell's regular quarterly cash dividend or 0.0625% of the average market price of the Convertible Notes over a specified time period.

      Each $1,000 principal amount at maturity of the Convertible Notes will initially be convertible into 17.1544 shares of common stock upon the occurrence of any of the following events: i) if the closing prices of Stilwell's shares of common stock on the New York Stock Exchange exceed specified levels; ii) if the credit rating assigned to the Convertible Notes by either Moody's Investor Services or Standard & Poor's is below a specified level; iii) if Stilwell calls the Convertible Notes for redemption; or iv) in the event that Stilwell takes certain corporate actions, such as (but not limited to) declaration of an extraordinary dividend. Stilwell may redeem the Convertible Notes for cash on or after April 30, 2006 at their accreted value. Stilwell may be required to repurchase the Convertible Notes, at the option of the holders, on April 30, 2002, 2004, 2006, 2011, 2016, 2021 and 2026 at the accreted values per $1,000 principal amount at maturity of $748.80, $763.89, $779.28, $819.14, $861.03,
$905.06 and $951.35, respectively. Stilwell may choose to pay the purchase price for such repurchases in cash or shares of Stilwell common stock. Stilwell may also be required to repurchase the Convertible Notes, at the option of the holders, in cash, upon the occurrence of certain specified change of control events occurring on or prior to April 30, 2006. A Registration Statement on Form S-3 covering resales by investors of the Convertible Notes, and the shares of Stilwell's common stock into which the notes are convertible, was declared effective by the SEC on July 30, 2001.

      Approximately $610 million of the proceeds received from the offering were used to purchase 600,000 shares of Janus common stock as discussed in Note 4. The remaining proceeds were available for general corporate purposes. The Convertible Notes are classified as a current liability in the consolidated balance sheet as of December 31, 2001 because the holders may, at their option, require Stilwell to purchase the Convertible Notes on April 30, 2002. Interest expense for the year ended December 31, 2001 includes approximately $11.0 million resulting from amortization of debt issue costs.


      $400 Million Senior Note Offering under Registration Statement. On November 6, 2001, the Company issued $400 million of 7% senior notes due November 1, 2006 ("Senior Notes"). The Senior Notes are not redeemable prior to maturity and pay interest semi-annually on the 1st day of November and May, beginning on May 1, 2002. The Company received approximately $396.8 million after discount at issuance, underwriter's discount and certain offering expenses. The proceeds were used to fund a portion of the cost to acquire the 609,950 shares of Janus shares as discussed in Note 4. The Senior Notes were issued under a Shelf Registration Statement ("Registration Statement") that was declared effective by the SEC on September 24, 2001. The Registration Statement allowed for the issuance from time to time of up to $800 million in aggregate issue price of the Company's common stock, preferred stock and debt securities. As of December 31, 2001, the Company has $400 million of securities available for issuance under the Registration Statement, subject to the covenant limitations pursuant to the credit facilities.

      See Note 16 for information regarding an interest rate exchange agreement entered into by the Company in February 2002 to hedge the interest rate exposure associated with the Senior Notes.


      Indebtedness in 1999 and 2000. All third party and Parent indebtedness was paid in full as of December 31, 1999 and 2000. Stilwell had $16.6 million of outstanding long-term indebtedness to KCSI at December 31, 1998, which was repaid during first quarter 1999. Interest expense related to the indebtedness with KCSI was determined using the average level of Stilwell debt under a reasonably blended KCSI interest rate, approximately seven percent.


      Credit Facilities. In December 2000, Stilwell and Janus arranged $600 million in credit facilities - a $300 million 364-Day Competitive Advance and Revolving Credit Facility ("364-Day Facility") and a $300 million Five-Year Competitive Advance and Revolving Credit Facility ("Five-Year Facility") (collectively, the "Facilities"). The proceeds of any borrowings under the Facilities are to be used for working capital and general corporate purposes, including repurchases of outstanding shares of common stock. The Facilities were amended on February 20, April 20 and October 24, 2001.

      Under the 364-Day Facility, both Stilwell and Janus have available $150 million for use in operations. Under the Five-Year Facility, Janus has available $100 million and Stilwell $200 million. Stilwell guarantees the Janus portion of the Facilities. In addition, Janus and Stilwell each have the right to modify and/or terminate the Facilities pursuant to required notice provisions.

      Two borrowing options are available under the Facilities: a competitive advance option, which is uncommitted, and a committed revolving credit option. Interest on the competitive option is based on rates obtained from bids as selected by either Stilwell or Janus in accordance with competitive auction procedures. Interest on the revolving credit option accrues based on the type of loans with rates (ranging from 0.30% to 0.55%) computed using LIBOR plus a spread, which will vary based on Stilwell's consolidated leverage ratio. Under the competitive loan feature of the Facilities, a different percentage may be added to or subtracted from LIBOR.

      The 364-Day Facility has a facility fee ranging from 0.125% to 0.200% per annum and the Five-Year Facility has a facility fee of 0.150% to 0.250% per annum. The Facilities include a utilization fee of 0.175% to 0.375% per annum on the amount of outstanding loans for each day on which the aggregate utilization of the Facilities exceeds one-third of the total $600 million commitment.

     Stilwell, as a continuation of its practice of providing credit facilities to its subsidiaries, provided a $100 million intercompany credit facility to Janus for use by Janus for general corporate purposes, effectively reducing the amount of the credit facilities available for Stilwell's other purposes. This intercompany facility expired on December 31, 2001.

      The Facilities contain a number of covenants that could restrict maximum utilization of the Facilities, or the ability of the Company to issue securities that are currently available for issuance under the Company's Registration Statement, including various financial covenants such as a specified financing leverage, minimum net worth, fixed charge coverage, minimum unencumbered liquidity and minimum assets under management. Stilwell and Janus were in compliance with the various provisions of the Facilities, including the financial covenants, as of December 31, 2001. Stilwell paid approximately $2.5 and $2.3 million in facility, amendment and arrangement fees during 2000 and 2001, respectively, relating to the Facilities. Neither Janus nor Stilwell had borrowings under the Facilities at December 31, 2000 or 2001. Based on a required minimum net worth as set forth in the Facilities, unrestricted retained earnings at December 31, 2001 totaled $535.3 million.

     Pursuant to a provision included in the Facilities, if Stilwell's average assets under management over a rolling three-month period were to fall below $180 billion, but remain above $170 billion, the aggregate amount available under the Facilities would be reduced to $500 million. If the average assets under management were to fall below $170 billion, the Facilities would be reduced to $400 million. If the average assets under management were to fall below $150 billion, the Facilities would be reduced to $300 million. Further, Stilwell would be required to repay portions of amounts borrowed under the credit facilities in excess of the reduced credit availability amount.

     On January 11, 2000, KCSI arranged a $200 million 364-day senior unsecured competitive Advance / Revolving Credit Facility ("$200 million Facility"). This facility superseded the $100 million 364-day senior unsecured competitive advance/revolving credit facility that was previously available to Stilwell. KCSI borrowed $125 million under this facility and used the proceeds to retire other debt obligations. Stilwell assumed the $200 million Credit Facility, including the $125 million borrowed thereunder, thereby reducing its stockholders' equity. Upon such assumption, KCSI was released from all obligations, and Stilwell became the sole obligor, under the $200 million Facility. Stilwell repaid the $125 million in first quarter 2000. Interest under the $200 million Facility was based on various rates as selected by Stilwell, based on the type of loan structure, with rates computed using LIBOR plus 0.35% per annum or, alternatively, the highest of the prime rate, the Federal Funds Effective Rate plus 0.005% or the Base Certificate of Deposit Rate plus 1%. Stilwell paid approximately $1.7 million in facility and arrangement fees during 2000 relating to this facility. The $200 million Facility was cancelled upon completion of the Facilities.


      Aggregate Maturities of Indebtedness. Minimum annual payments under existing indebtedness are as follows (in millions):

                          Convertible Notes      Senior Notes          Total
                          -----------------      ------------          -----
       2002..........     $      694.7          $        -           $   694.7
       2003..........                                                        -
       2004..........                                                        -
       2005..........                                                        -
       2006..........                                   399.5             399.5
                          ------------           ------------         ---------
       Total.........     $      694.7           $      399.5         $ 1,094.2
                          ============           ============         =========

     Fair Value of Long-Term Debt. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $1,087.6 million at December 31, 2001.


 NOTE 8 - INCOME TAXES

     Stilwell's provision for income taxes is summarized as follows (in millions):

                                                                           December 31,
                                                           -------------------------------------------
                                                           1999                2000               2001
                                                           ----                ----               ----
            Current:
                 Federal                                  $    182.6         $    367.7          $    197.6
                 State and local....................            21.7               41.5                14.5
                                                          ----------         ----------          ----------
                      Total current.................           204.3              409.2               212.1
                                                          ----------         ----------          ----------
            Deferred:
                 Federal                                         9.3               16.1                 5.0
                 State and local....................             2.5                1.7                 0.6
                                                          ----------         ----------          ----------
                      Total deferred................            11.8               17.8                 5.6
                                                          ----------         ----------          ----------
                      Total income tax expense......      $    216.1         $    427.0          $    217.7
                                                          ==========         ==========          ==========


     Stilwell's deferred income tax liabilities (assets) are summarized as follows (in millions):

                                                                          December 31,
                                                                    ----------------------
                                                                    2000               2001
                                                                    ----               ----
     Income Tax Liabilities:
       Unconsolidated affiliates............................      $   186.3           $   138.2
       Identified intangible assets in connection with
         investments in Janus ..............................                              503.0
       Compensation and benefits............................           34.3                52.0
       Deferred commissions.................................           24.1                 9.7
       Interest on Convertible Notes........................                               13.0
                                                                  ---------           ---------
                      Gross deferred tax liabilities........          244.7               715.9
                                                                  ---------           ---------
     Income Tax Assets:
       Book reserves                                                  (10.7)               (9.8)
       Deferred compensation................................          (15.9)               (2.3)
       Vacation ............................................           (2.9)               (2.2)
       Facility closing costs...............................                              (19.6)
       Other ...............................................          (5.2)               (4.5)
                                                                  ---------           ---------
                      Gross deferred tax assets.............          (34.7)              (38.4)
                                                                  ---------           ---------
     Net deferred income tax liabilities....................      $   210.0           $   677.5
                                                                  =========           =========


     Based upon Stilwell's history of operating income and its expectation for the future, management has determined that operating income of Stilwell will, more likely than not, be sufficient to recognize fully the gross deferred tax assets set forth above.

     Stilwell's effective income tax rate differs from the statutory federal income tax rate as follows (in millions):

                                                                              December 31,
                                                               ---------------------------------------------
                                                               1999                2000                 2001
                                                               ----                ----                 ----
     Income tax expense using statutory rate...........      $     205.3         $     420.9         $     217.0
     State and local income taxes, net.................             15.7                28.1                 9.8
     Non-deductible goodwill...........................              2.5                 2.0                 9.4
     Equity in earnings of unconsolidated affiliates...            (12.4)              (19.5)              (21.1)
     Sale of Janus common stock to Janus...............                                 (5.3)
     Other ............................................              5.0                 0.8                 2.6
                                                             -----------         -----------         -----------
          Total income tax expense.....................      $     216.1         $     427.0         $     217.7
                                                             ===========         ===========         ===========

     Effective tax rate................................             36.8%               35.5%               35.1%
                                                             ===========         ===========         ===========

     In connection with the initial public offering of DST in fourth quarter 1995, Stilwell began providing deferred income taxes for unremitted earnings of qualifying U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. As of December 31, 2001, the cumulative amount of unremitted earnings included in retained earnings that qualify for this deduction aggregated $311.0 million. These amounts would become taxable to Stilwell if distributed by the affiliates as dividends, in which case Stilwell would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rate and state ordinary income tax rates, to the extent the proceeds from the stock sale exceeded Stilwell's income tax basis. Deferred income taxes provided on unremitted earnings of unconsolidated affiliates (net of earnings remitted, if any) aggregated $17.9 and $23.6 million as of December 31, 2000 and 2001, respectively.

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

     As described in Notes 1 and 2, Stilwell no longer joins with KCSI in filing a consolidated federal income tax return after the Spin-off. As a result, Stilwell's ability to reduce income taxes currently payable after the Spin-off is determined on the basis of the taxable income and income taxes paid by Stilwell in its separate consolidated return. Stilwell has entered into a Tax Disaffiliation Agreement with KCSI that establishes, among other things, the procedures, rights and indemnities between the two entities with respect to historical tax items. This agreement is not expected to have a material impact on Stilwell's future results of operations, financial position or cash flows.

NOTE 9 - EMPLOYEE BENEFIT PLANS

     Substantially all full-time employees of Stilwell and its subsidiaries participate in the ESOP and the Stilwell Financial Inc. 401(k) and Profit Sharing Plan (the "Stilwell Plan"). Contributions to the ESOP and the profit sharing component of the Stilwell Plan are made at the discretion of the Stilwell Board of Directors in amounts not to exceed the maximum allowable for income tax purposes. The contribution was 7% of eligible compensation for the years ended December 31, 1999, 2000 and 2001. Stilwell, Janus and Berger match in cash a maximum of 3% of employee compensation deferrals in the 401(k) component of the Stilwell Plan, subject to a maximum allowable for income tax purposes. Participants become fully vested in employer contributions under the ESOP and Stilwell Plan over a five-year period.

     Expense related to the various Stilwell qualified plans aggregated $8.1, $13.4 and $13.1 million in 1999, 2000 and 2001, respectively.


NOTE 10 - STOCK PLANS

      Pro Forma Disclosure. Under FAS 123, companies must either record compensation expense based on the estimated grant date fair value of stock options granted or disclose the impact on net income as if they had adopted the fair value method (for grants subsequent to December 31, 1994). If Stilwell had measured compensation cost under the fair value method prescribed by FAS 123 during the year ended December 31, 1999, Stilwell would have recorded compensation for the KCSI stock options granted to its employees and shares subscribed by its employees under the KCSI ESPP. For the years ended December 31, 2000 and 2001, compensation would have included compensation for Stilwell stock options granted to its employees and shares subscribed by its employees under the Stilwell ESPP. The aggregate effect of the additional compensation under the fair value based method prescribed by FAS 123 on net income and earnings per share would have been as follows:


                                                                   Year ended December 31,
                                                       -------------------------------------------
                                                       1999                2000               2001
                                                       ----                ----               ----
            Net income (in millions)
                 As reported..............          $     313.1        $    663.7         $     302.3
                 Pro forma................                310.1             659.1               296.7
            Earnings per Basic share:
                 As reported..............          $      1.40        $     2.98         $      1.37
                 Pro forma................                 1.39              2.96                1.35
            Earnings per Diluted share:
                 As reported..............          $      1.38        $     2.90         $      1.31
                 Pro forma................                 1.37              2.88                1.27


     For the year ended December 31, 1999, there were no outstanding stock options for Stilwell common stock. However, at the time of the Spin-off, in order to provide for the equitable adjustment of existing KCSI stock options ("Options"), KCSI and Stilwell substituted two separately exercisable options - New KCSI Options and New Stilwell Options (collectively, the "Substituted Options") - for the Options held by KCSI and Stilwell employees, former KCSI employees and KCSI directors (including former directors). The issuance of these Substituted Options resulted in potentially dilutive securities for purposes of Stilwell's diluted EPS computation.

     The fair value of stock options granted to Stilwell employees used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                        KCSI 1999           KCSI 2000        Stilwell 2000      Stilwell 2001
                                        ---------           ---------        -------------      -------------
     Dividend yield................       .25% to .36%         .05%            .09% to .12%      .09% to .19%
     Expected volatility...........         42% to 43%          50%                48%             40% to 69%
     Risk-free interest rate.......     4.67% to 5.75%         6.18%         5.97% to 6.18%      1.79% to 5.27%
     Expected life.................         3 years           3 years            3 years            3 years


     Stilwell Stock Option Plans. The table below summarizes Stilwell outstanding options as of December 31, 2000 and 2001 and changes during the years then ended. All Stilwell options were issued upon the Spin-off. These options generally vest over periods ranging from one to three years with a maximum exercise term of ten years. The number of options and activity related thereto for the years ended December 31, 2000 and 2001 is not necessarily indicative of the number of options and associated activity in the future.


                                                           2000                                      2001
                                                  -------------------------                      -------------
                                                                  Weighted                                Weighted
                                                                   Average                                 Average
                                                                  Exercise                                Exercise
                                                Shares              Price                  Shares           Price
                                                ------              -----                  ------           -----
Outstanding at January 1..................             --        $      -                  13,385,467      $     10.83
Granted...................................      16,872,955             16.80                  111,403            34.06
Exercised.................................      (3,483,388)             9.30               (5,009,921)            3.65
Expired/Canceled..........................          (4,100)            21.25                  (33,546)           20.50
                                                ----------                                  ---------
Outstanding at December 31................      13,385,467       $     10.83                8,453,403      $     15.35
                                                ==========                                  =========

Exercisable...............................      11,931,801       $      8.10                7,036,381      $     11.79
                                                ==========                                  =========
Weighted Average Fair Value of Options
    granted during the year...............        $  17.49                                 $    13.94


     The following table summarizes the information about Stilwell stock options that were outstanding at December 31, 2001:


                                                       Outstanding                                  Exercisable
                                         ------------------------------------------       ---------------------------
                                                         Weighted
                                                          Average          Weighted                          Weighted
                                                         Remaining         Average                           Average
                                         Number      Contractual           Exercise           Number         Exercise
Range of Exercise Prices              Outstanding         Life               Price          Exercisable       Price
------------------------              -----------         ----               -----          -----------       -----
$ 2 to $10.................              4,910,872         4.2 years      $     7.28           4,910,872      $   7.28
$10 to $20.................                476,830         6.6                 12.71             476,830         12.71
$20 to $30.................              1,464,587         4.8                 21.45           1,304,587         21.27
$30 to $47.................              1,601,114         4.0                 35.32             344,092         38.87
                                        ----------                                           -----------
$ 2 to $47.................              8,453,403         4.4 years      $    15.35           7,036,381      $  11.79
                                        ==========                                           ===========

 Shares available for future grants at December 31, 2001 aggregated 15,232,751.

     Stilwell ESPP. In November 2001, Stilwell initiated the Second Offering of the Stilwell ESPP under which substantially all full-time employees of Stilwell and its subsidiaries were granted the right to subscribe to Stilwell common stock at a per share price equal to the lesser of 85% of the Stilwell stock price on the date of grant or the date that such shares are purchased. In July 2000, Stilwell initiated its First Offering under the Stilwell ESPP The weighted average per share fair value of the stock purchase rights granted to Stilwell employees under the First Offering and the Second Offering of the Stilwell ESPP was $13.49 and $6.08, respectively.

     The fair value of ESPP purchase rights granted to Stilwell employees used to compute pro forma net income disclosures were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                           First Offering        Second Offering
                                           --------------        ---------------
         Dividend yield..............              .09%                  .20%
         Expected volatility.........               48%                   57%
         Risk-free interest rate.....             6.18%                 2.06%
         Expected life...............            1 year                1 year


     Approximately 111,000 shares were issued in January 2002 with respect to the First Offering. Approximately 188,000 shares were initially subscribed to under the Second Offering. Approximately, 3.7 million shares remain available for future grants under the ESPP.

     Janus Restricted Stock. During 1999, Janus granted 33,000 restricted shares of Janus' common stock, respectively, to certain Janus employees pursuant to restricted stock agreements ("Stock Agreements"). The restricted stock was recorded at fair market value (approximately $10.8 million) at the time of grant as a separate component of Janus' stockholders' equity. The restricted stock vests at the end of 10 years. The Stock Agreements also include an accelerated vesting provision whereby the vesting rate will be accelerated to 20% of the shares in any one year if certain specific investment performance goals are met (to be effective on January 1st of the following year). Janus records compensation expense based on the applicable vesting rate, which was 20% in 1999 based on attainment of investment performance goals. During the vesting period, a grantee may vote and receive dividends on the shares, although unvested shares are subject to forfeiture if a grantee terminates. These shares do not contain mandatory put rights to Stilwell. Because this 1999 issuance was from Janus shares on which Stilwell had recognized previous gains, the Company records the gain upon vesting directly to stockholders' equity (see Note 2).

     In 2000 and 2001, Janus granted 35,660 and 64,420 restricted shares of its common stock, respectively, to certain Janus employees pursuant to restricted stock agreements. The shares vest after seven years, but are subject to acceleration to 20% of the shares in any one year if specific goals are attained (as defined according to the nature of the service provided by the grantee). The stock was granted with an immediate 20% vesting. As part of the 2000 grant, the grantees made elections under section 83(b) of the Internal Revenue Code, the tax payments of which were made by Janus on behalf of each grantee equal to 100% of the fair value of the stock upon grant. The fair market value of the restricted stock under the grant was approximately $18.4 and $64.7 million in 2000 and 2001, respectively. The related tax paid by Janus on the behalf of employees totaled $15.6 and $54.7 million, respectively. These payments are recorded as prepaid expenses and amortized over the same period as the underlying restricted stock. Because the 2000 and 2001 issuances were from Janus shares on which previous gains were recognized by Stilwell, the Company records any gain upon vesting directly to stockholders' equity - see Note 2.

     Expenses recorded by Janus resulting from the restricted stock grants and related amortization of the 83(b) elections totaled $13.5, $35.4 and $37.7 million in 1999, 2000 and 2001, respectively.

     See Note 16 regarding the Stilwell announcement regarding its intention to convert the Janus organization to a limited liability company and to issue approximately 6.2% of Janus equity to key Janus investment and operational employees.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Operating Leases. Stilwell and its subsidiaries rent office space and equipment under the terms of various operating lease agreements. As of December 31, 2001, future minimum rental commitments under non-cancelable operating leases aggregated (in millions):

                             2002.............     $     22.1
                             2003.............           19.3
                             2004.............           13.2
                             2005.............           11.5
                             2006.............           10.5
                             Thereafter ......           24.9
                                                   ----------
                                      Total...     $    101.5
                                                   ==========

     Rent expense aggregated $17.4, $22.5 and $19.6 million in 1999, 2000 and 2001, respectively.

     Minority Purchase Agreements. A stock purchase agreement with Mr. Bailey and another Janus stockholder (the "Janus Stock Purchase Agreement") and certain restriction agreements with other Janus minority stockholders contained, among other provisions, mandatory put rights whereby under certain circumstances, Stilwell would be required to purchase the minority interests of such Janus minority stockholders at a fair market value purchase price equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, or in some circumstances as determined by an independent appraisal. As described in Note 4, during 2001, the various put rights held by Mr. Bailey and the other minority stockholders were exercised and the acquisitions completed by Stilwell.

     Certain stock purchase agreements and restriction agreements with minority stockholders contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of Stilwell or KCSI, Stilwell may be required to purchase such holders' Janus stock. The fair market value price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. If Stilwell had been required to purchase the holders' Janus common stock after a Change in Ownership as of December 31, 2001, the purchase price would have been approximately $93 million. Stilwell would account for any such purchase as the acquisition of a minority interest under FAS 141 as discussed in
Note 2.

     As of December 31, 2001, Stilwell had $600 million in credit facilities available ($350 million at the holding company), cash balances at the Stilwell holding company level in excess of $120 million, securities with a market value in excess of $1.9 billion and the right to its proportional share (approximately $305 million) of dividends from Janus based on 2001 earnings. To the extent that available credit facilities, existing cash balances, expected dividends from Janus and any proceeds from the liquidation of Stilwell's investment in DST were insufficient to fund its purchase obligations, Stilwell had access to the capital markets.

     Litigation. From time to time Stilwell and its subsidiaries are involved in various legal actions arising in the normal course of business. While the outcome of the various legal proceedings involving Stilwell cannot be predicted with certainty, it is the opinion of management (after consultation with legal counsel) that the litigation reserves of Stilwell and its subsidiaries are adequate and that legal actions involving Stilwell and ultimate resolution of these matters will not be material to Stilwell's consolidated financial position, results of operations or cash flows.

      In January 2000, Stilwell received approximately $44.2 million in connection with the settlement of a legal dispute related to a former equity investment. The settlement agreement resolved all outstanding issues related to this former equity investment. In the first quarter of 2000, Stilwell recognized an after-tax gain of approximately $27.3 million as a result of this settlement.


NOTE 12 - RELATED PARTY TRANSACTIONS

     Stilwell and its subsidiaries incurred fees to DST for various shareowner and portfolio accounting and record-keeping services in the amount of $7.3, $21.1 and $12.0 million in 1999, 2000 and 2001, respectively. As discussed in
Note 3, Stilwell sold 839,000 shares of DST common stock to DST in December
2001.

     Janus and Berger earn fees from the various registered investment companies for which they act as investment adviser. Accounts receivable include amounts due from these investment companies. Also, Berger receives fees under 12b-1 plans from various registered investment companies for which it acts as adviser (see Note 2).

      The table below presents this related party activity as of and for the years ended December 31 (in millions):

                                                                Accounts
                                      Investment               receivable
                                    management and          from registered
                                      shareowner               investment           Berger 12b-1 Plan
                                    servicing fees             companies               fees earned
                                    --------------             ---------               -----------
                  1999                  $  1,024.7               $    129.3            $     8.6
                  2000                     1,952.9                    160.6                 14.0
                  2001                     1,335.0                    105.5                 10.3

     As discussed in Note 8 above, Stilwell's retained earnings include equity in the unremitted earnings of its unconsolidated affiliates of $191.0, $235.6 and $311.0 million as of December 31, 1999, 2000 and 2001, respectively.

     Certain officers and directors of Janus and Berger are also officers, directors and/or trustees for the various registered investment companies for which Janus and Berger act as investment adviser.


NOTE 13 - CONTROL

     Subsidiaries and Affiliates. In connection with its 1984 acquisition of an 80% interest in Janus, KCSI entered into the Janus Stock Purchase Agreement which - prior to the sixth amendment in November 2001 - provided that so long as Mr. Bailey was a holder of at least 5% of the common stock of Janus and continued to be employed as President of Janus (or as Chairman of the Janus Board if James P. Craig, III, who is no longer employed by Janus, served as the President of Janus), Mr. Bailey shall continue to establish and implement policy with respect to the investment advisory and portfolio management activity of Janus. The agreement also provided that, in furtherance of such objective, so long as both the ownership threshold and officer status conditions described above are satisfied, Stilwell will vote its shares of Janus common stock to elect directors of Janus, at least the majority of whom are selected by Mr. Bailey, subject to Stilwell's approval, which approval may not be unreasonably withheld. As discussed in Note 4 above, in connection with Mr. Bailey's disposition of his final 600,000 shares of Janus common stock on November 9, 2001, Mr. Bailey's rights under the Janus Stock Purchase Agreement would have expired, but Stilwell agreed with Mr. Bailey to extend those rights through April 2, 2002. The extended terms included the provisions relating to Mr. Bailey's board selection rights and right to direct the investment advisory and portfolio management policies of Janus.

     Stilwell does not believe Mr. Bailey's rights under the Janus Stock Purchase Agreement are "substantive," within the meaning of EITF 96-16, because Stilwell can terminate those rights at any time, by removing Mr. Bailey as an officer of Janus. Stilwell also believes that the removal of Mr. Bailey would not result in significant harm to Stilwell based on the factors discussed below. Colorado law provides that removal of an officer of a Colorado corporation may be done directly by its stockholders if the corporation's bylaws so provide. While Janus' bylaws contain no such provision currently, Stilwell has the ability to cause Janus to amend its bylaws to include such a provision. Under Colorado law, Stilwell could take such action at an annual meeting of stockholders or make a demand for a special meeting of stockholders. Janus is required to hold a special stockholders' meeting upon demand from a holder of more than 10% of its common stock and to give notice of the meeting to all stockholders. If notice of the meeting is not given within 30 days of such a demand, the District Court is empowered to summarily order the holding of the meeting. As the holder of more than 80% of the common stock of Janus, Stilwell has the requisite votes to compel a meeting and to obtain approval of the required actions at such a meeting.

     Stilwell has concluded, supported by an opinion of legal counsel, that it could carry out the above steps to remove Mr. Bailey without breaching the Janus Stock Purchase Agreement and that if Mr. Bailey were to challenge his removal by instituting litigation, his sole remedy would be for damages and not injunctive relief and that Stilwell would likely prevail in that litigation. Further, after April 2, 2002, Mr. Bailey's rights under the Janus Stock Purchase Agreement expire.

     Although Stilwell has the ability to remove Mr. Bailey, it has no present plan or intention to do so, as he is one of the persons regarded as most responsible for the success of Janus. The consequences of any removal of Mr. Bailey would depend upon the timing and circumstances of such removal. For example, Mr. Bailey's removal could result in the loss of other valuable employees or clients of Janus. The likelihood of occurrence and the effects of any such employee or client departures cannot be predicted and may depend on the reasons for and circumstances of Mr. Bailey's removal. However, Stilwell believes that Janus would be able in such a situation to retain or attract talented employees because: (i) of Janus' prominence; (ii) Janus' compensation scale generally has been at the upper end of its peer group; (iii) some or all of the shares purchased from Mr. Bailey are available for sale or grants to other employees and a program has been announced to provide Janus equity to key employees (see Note 16); and (iv) many key Janus employees must continue to be employed at Janus to become vested in currently unvested restricted stock. In addition, notwithstanding any removal of Mr. Bailey, Stilwell would expect to continue its practice of encouraging autonomy by its subsidiaries and their boards of directors so that management of Janus will continue to have responsibility for Janus' day-to-day operations and investment advisory and portfolio management policies and, because it would continue that autonomy, Stilwell would expect many current Janus employees to remain with Janus.

     Purchase and restriction agreements with Janus provide for rights of first refusal on the part of Janus minority stockholders, Janus and Stilwell, with respect to certain sales of Janus stock. These agreements also require Stilwell to purchase the shares of Janus minority stockholders in certain circumstances.

     Generally, any change in control of Janus or Berger would constitute an "assignment" under the Investment Company Act of 1940. The Spin-off did not result in a change of control of Janus or Berger and therefore under the applicable rules of the SEC would not constitute such an assignment. As described in Note 4, the Janus funds obtained as of February 21, 2002 fund shareowner approval of new advisory agreements with Janus, the terms of which are in all material respects the same as the current advisory agreements with Janus. In addition, Janus has approximately 50 subadvisory relationships, of which about one-half have determined to secure shareowner approval of new advisory agreements with Janus. As of March 19, 2002, Janus continues the process of obtaining shareowner approval with respect to the subadvisory relationships.

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


NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     During 2001, non-recurring items reduced Stilwell's earnings per diluted share by approximately 39(cent). The following non-recurring items affected net income during 2001:

     i) A first quarter net pretax charge of approximately $0.9 million resulting from severance charges, substantially offset by a reversal of a stock bonus accrual in connection with the sale of Janus shares by various minority stockholders;

     ii) A second quarter $39.4 million charge associated with facility, severance and other costs in connection with Janus' closing of its Austin facility, partially offset by an $8.1 million gain associated with Stilwell's proportionate share of DST non-recurring items;

     iii) A third quarter non-cash increase to minority interest of approximately $64.0 million in connection with Stilwell's commitment to purchase 609,950 shares of Janus common stock representing the excess of the contractual price paid by Stilwell compared to the current market value of the stock, slightly offset by a $0.3 million gain associated with Stilwell's proportionate share of DST non-recurring items;

     iv) A gain of $28.8 million ($15.9 million, after-tax) resulting from the disposition of 839,000 shares of DST common stock in December 2001;

     v) a $42.4 million charge by Janus related to the facility closing and lease costs, as well as to shareowner proxy costs; and

     vi) Approximately $0.5 million in fourth quarter 2001 net gains representing the Company's proportionate share of DST non-recurring items during the quarter. See Notes 3 for additional information on DST and Note 4 for additional information on the non-recurring items recorded by Janus.

     During 2000, non-recurring gains contributed approximately 23(cent) per diluted share to Stilwell's consolidated net income. These after-tax gains included the following: i) a first quarter gain of approximately $27.3 million resulting from the settlement of litigation with a former equity affiliate; ii) a first quarter $15.1 million gain associated with the Company's sale of 192,408 shares of its Janus common stock to Janus for use in connection with the Janus incentive programs; iii) approximately $4.3 million in gains representing the Company's proportionate share of a litigation settlement and sales of marketable securities recorded by DST in the first half of 2000; and iv) approximately $6.2 million in fourth quarter 2000 gains representing the Company's proportionate share of sales of marketable securities recorded by DST during the quarter. See Notes 3, 4 and 11.

     The accumulations of Basic and Diluted Earnings per Common Share for the four quarters in 2000 and 2001 do not necessarily total the Basic and Diluted Earnings per Common Share for the years ended December 31, 2000 and 2001, respectively.

 (in millions, except per share amounts):

                                                                   During Year 2001
                                               -------------------------------------------------------
                                                First          Second          Third           Fourth
                                               Quarter         Quarter         Quarter         Quarter
                                               -------        --------         -------         --------
Revenues:
   Investment management fees..............    $   367.8       $   337.8        $  296.4       $   273.2
   Shareowner servicing fees...............         64.1            58.2            49.3            45.0
   Other...................................         16.6            15.5            15.9            15.9
                                               ---------       ---------        --------        --------
          Total............................        448.5           411.5           361.6           334.1
                                               ---------       ---------        --------        --------

Operating Expenses:
   Compensation............................         99.3            80.5            78.0            61.8
   Marketing and promotion.................         24.4            25.6            22.4            17.9
   Third party concession fees.............         66.0            61.7            53.4            49.6
   Depreciation and amortization...........         24.9            32.1            35.0            38.6
   Professional services...................         12.6            12.2             9.9             8.5
   Other...................................         37.6            31.3            31.5            27.8
   Severance, facility closing and other             0.9            39.4                            42.4
                                               ---------       ---------        --------        --------
costs......................................
          Total............................        265.7           282.8           230.2           246.6
                                               ---------       ---------        --------        --------

Operating Income...........................        182.8           128.7           131.4            87.5

Equity earnings of unconsolidated                   17.8            24.4            15.8            17.4
  affiliates...............................
Interest expense - third parties...........         (5.0)           (9.8)           (7.0)          (13.0)
Gain on sale of DST common stock...........                                                         28.8
Other, net.................................          6.8             6.3             5.0             2.1
                                               ---------       ---------        --------        --------
     Income before taxes and minority
        interest...........................        202.4           149.6           145.2           122.8
Income tax provision.......................         72.2            51.3            47.2            47.0
Minority interest in consolidated earnings.         18.8             7.9            71.2             2.1
                                               ---------       ---------        --------        --------

Net Income                                     $   111.4       $    90.4        $   26.8       $    73.7
                                               =========       =========        ========       =========

Per Share Data:
   Weighted Average Common shares
    outstanding (in thousands).............      219,042         219,387         220,462         221,511
   Basic Earnings per share................    $    0.51       $    0.41        $   0.12        $   0.33

   Weighted Average Diluted Common shares
    outstanding (in thousands).............      224,666         224,615         224,390         223,812
   Diluted Earnings per share..............    $    0.48       $    0.39        $   0.11        $   0.32

   Dividends per share.....................    $    0.01       $    0.01        $   0.01        $   0.01

   Common Stock Price Ranges:
     High .................................    $   46.38       $   34.45        $  33.40        $  28.20
     Low  .................................    $   24.12       $   23.27        $  18.20        $  18.20


(in millions, except per share amounts):

                                                                   During Year 2000
                                               -------------------------------------------------------
                                                First           Second         Third            Fourth
                                               Quarter         Quarter         Quarter          Quarter
                                               --------       ---------       ---------        --------
Revenues:
     Investment management fees............    $   449.9       $   462.7        $  502.3       $   435.8
     Shareowner servicing fees.............         83.6            85.8            90.2            78.6
     Other.................................         11.6            14.5            17.0            16.1
                                               ---------       ---------        --------        --------
          Total............................        545.1           563.0           609.5           530.5
                                               ---------       ---------        --------        --------

Operating Expenses:
     Compensation..........................        124.9           124.1           138.3           103.2
     Marketing and promotion...............         28.8            25.9            22.3            26.5
     Third party concession fees...........         72.3            81.4            83.4            77.8
     Depreciation and amortization.........         15.6            19.9            21.5            24.2
     Professional services.................         15.2            16.8            17.0            18.7
     Other.................................         43.4            39.1            34.6            36.9
                                               ---------       ---------        --------        --------
          Total............................        300.2           307.2           317.1           287.3
                                               ---------       ---------        --------        --------

Operating Income...........................        244.9           255.8           292.4           243.2

Equity earnings of unconsolidated                   18.8            15.8            14.3            21.9
  affiliates...............................
Interest expense - Parent..................         (0.7)
Interest expense - third parties...........         (1.9)           (1.3)           (1.9)           (1.9)
Gain on litigation settlement..............         44.2
Gain on sale of Janus common stock.........         15.1
Other, net.................................          9.9            11.5            10.7            11.6
                                               ---------       ---------        --------        --------
    Income before taxes and minority
        interest...........................        330.3           281.8           315.5           274.8
Income tax provision.......................        114.3           102.3           114.2            96.2
Minority interest in consolidated earnings.         27.3            27.8            31.2            25.4
                                               ---------       ---------        --------        --------

Net Income                                     $   188.7       $   151.7        $  170.1       $   153.2
                                               =========       =========        ========       =========

Per Share Data:
   Weighted Average Common shares
    outstanding (in thousands).............      223,000         223,000         223,407         220,668
   Basic Earnings per share................    $    0.85       $    0.68        $   0.76        $   0.69

   Weighted Average Diluted Common shares
    outstanding (in thousands).............      223,000         223,000         229,297         226,689
   Diluted Earnings per share..............    $    0.84       $    0.67        $   0.73        $   0.66

   Dividends per share.....................         N/A             N/A         $   0.01        $   0.01

   Common Stock Price Ranges (a):
     High .................................         N/A             N/A         $  53.94        $  50.00
     Low  .................................         N/A             N/A         $  40.88        $  32.50

   (a)  since Spin-off.

NOTE 15 - SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has three primary business units that produce the revenues and operating income of Stilwell. These units, together with DST, comprise nearly all of the net income of the Company. For purposes of segment reporting pursuant to FAS 131, Stilwell reports Janus and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell, as well as any identified intangible assets and goodwill resulting from the acquisition of subsidiaries and affiliates directly by Stilwell, are aggregated as a separate segment. Revenues, expenses and other income items between segments were not material during 1999, 2000 or 2001.

         Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                                             2001
                                                        ------------------------------------------------
                                                                            Nelson,
                                                           Janus and        DST and      Consolidated
                                                             Berger          Other         Stilwell
                                                             ------          -----         --------
            Revenues ...................................   $  1,536.8       $    18.9     $  1,555.7

            Operating expenses..........................        937.2            88.1        1,025.3
                                                           ----------       ---------     ----------

            Operating income (loss).....................        599.6           (69.2)         530.4

            Equity earnings of
              unconsolidated affiliates.................                         75.4           75.4
            Interest expense............................         (0.8)          (34.0)         (34.8)
            Other, net   ...............................          6.3            42.7           49.0
                                                           ----------       ---------     ----------
               Pretax income............................        605.1            14.9          620.0
            Income tax provision (benefit)..............        221.7            (4.0)         217.7
            Minority interest...........................        100.7            (0.7)         100.0
                                                           ----------       ---------     ----------

            Net income..................................   $    282.7       $    19.6     $    302.3
                                                           ==========       =========     ==========

            Total assets...................................$    489.6       $ 2,882.0     $  3,371.6
            Capital expenditures...........................$     26.8       $     7.5     $     34.3



                                                                             2000
                                                        ------------------------------------------------
                                                                            Nelson,
                                                           Janus and        DST and      Consolidated
                                                             Berger          Other         Stilwell
                                                             ------          -----         --------
            Revenues ...................................   $  2,227.0       $    21.1     $  2,248.1

            Operating expenses..........................      1,165.4            46.4        1,211.8
                                                           ----------       ---------     ----------

            Operating income (loss).....................      1,061.6           (25.3)       1,036.3

            Equity earnings of
              unconsolidated affiliates.................          1.1            69.7           70.8
            Interest expense............................                         (7.7)          (7.7)
            Gain on litigation settlement...............                         44.2           44.2
            Gain on sale of Janus common stock..........                         15.1           15.1
            Other, net   ...............................         23.7            20.0           43.7
                                                           ----------       ---------     ----------
               Pretax income............................      1,086.4           116.0        1,202.4
            Income tax provision........................        412.3            14.7          427.0
            Minority interest...........................        112.1            (0.4)         111.7
                                                           ----------       ---------     ----------

            Net income .................................   $    562.0       $   101.7     $    663.7
                                                           ==========       =========     ==========

            Total assets...................................$    723.4       $   857.6     $  1,581.0
            Capital expenditures...........................$    103.7       $     3.4     $    107.1


                                                                             1999
                                                        ------------------------------------------------
                                                                            Nelson,
                                                           Janus and        DST and      Consolidated
                                                             Berger          Other         Stilwell
                                                            ------           -----         --------
            Revenues ...................................   $  1,195.3       $    17.0     $  1,212.3

            Operating expenses..........................        652.9            41.1          694.0
                                                           ----------       ---------     ----------

            Operating income (loss).....................        542.4           (24.1)         518.3

            Equity earnings of unconsolidated affiliates          2.3            44.4           46.7
            Interest expense............................         (0.2)           (5.7)          (5.9)
            Other, net..................................         16.8            10.6           27.4
                                                           ----------       ---------     ----------
               Pretax income............................        561.3            25.2          586.5
            Income tax provision........................        215.1             1.0          216.1
            Minority interest...........................         57.7            (0.4)          57.3
                                                           ----------       ---------     ----------

            Net income .................................   $    288.5       $    24.6     $    313.1
                                                           ==========       =========     ==========

            Total assets.................................. $    500.3       $   731.2     $  1,231.5
            Capital expenditures...........................$     48.1       $     2.4     $     50.5



      The following summary provides information concerning Stilwell's principal geographic areas as of and for the years ended December 31 (in millions):


                                          1999              2000             2001
                                          ----              ----             ----
Revenues (1):
------------
United States.............              $   1,184.3      $   2,164.0       $   1,481.7
International (2).........                     28.0             84.1              74.0
                                        -----------      -----------       -----------
    Total.................              $   1,212.3      $   2,248.1       $   1,555.7
                                        ===========      ===========       ===========

Long-lived assets:
------------------
United States.............              $     196.9      $     392.8       $   2,345.4
International (2).........                     35.5             36.0              39.4
                                        -----------      -----------       -----------
    Total.................              $     232.4      $     428.8       $   2,384.8
                                        ===========      ===========       ===========

(1) Revenues are attributed to countries based on location at which services are performed
(2)      Primarily the United Kingdom


NOTE 16 - SUBSEQUENT EVENTS

      Corporate Restructuring of Janus. On February 15, 2002, Stilwell announced its intention to convert Janus Capital Corporation into a limited liability company. Concurrent with the structural change in Janus, approximately 6.2% of the shares of the limited liability company - with a value now estimated at approximately $300 million - is expected to be issued to key Janus employees in early second quarter 2002. The issuance of ownership to Janus employees is expected to occur through two grants.

      The first grant will be through a special, one-time share grant equivalent to 5% of Janus, all of which vest at the end of seven years and include the opportunity for accelerated vesting (either 20% or 33% annually) when Janus meets defined performance targets. The second grant will represent the customary long-term incentive component of the employees' annual compensation package and will vest at the end of five years, with opportunities for acceleration in the same manner as the one-time grant. All vesting is subject to continued employment by the limited liability company

      The combined grants, which Janus expects to distribute to approximately 180 employees (the majority of which will be to the 65-member investment team), are designed to encourage superior investment performance and long-term stability at Janus through additional employee ownership in a tax-efficient organizational structure. The equity program in the limited liability company is expected to include liquidity provisions that will provide Janus employees the opportunity to sell up to 50% of their aggregate vested shares to Janus or Stilwell, with certain restrictions, on scheduled liquidity dates at the then-current fair value of the shares.

      Upon issuance of the shares of the limited liability company, Stilwell will own approximately 92% of Janus, with Janus employees owning the remaining 8% of the company. The grants of shares are expected to qualify for fixed accounting under generally accepted accounting principles, with Janus recognizing a pro rata amount of compensation expense for each year during the vesting period. However, there is a current EITF discussion regarding accounting treatment of profits interests in a limited liability company structure. The discussion is focused on whether profits interests should be recorded under fixed plan accounting similar to restricted stock grants, on a variable basis such as stock appreciation rights, or whether accounting should be based on individual facts and circumstances. Fixed plan accounting would require the current fair value of grants - as determined on the date of grant - to be charged to compensation expense over the vesting period. Variable accounting would require future appreciation or depreciation of the profits interests and related earnings to be charged to compensation expense.

      Berger Acquisitions. Berger completed two recent acquisitions: Bay Isle Financial Corporation ("Bay Isle") on December 31, 2001 and Enhanced Investment Technologies, Inc. ("INTECH") on February 28, 2002. Bay Isle is a manager of primarily institutional and private accounts through a value style approach. Bay Isle manages approximately $1.1 billion assets, which have been included in the consolidated totals at December 31, 2001. The terms of the transaction were not material to Stilwell's results of operation, financial position or cash flows as of and for the year ended December 31, 2001.

      INTECH uses a proprietary mathematical investment process for institutional and private clients. INTECH manages approximately $6 billion in assets. If the full amount of contingent purchase price payments are made, Berger will pay up to approximately $68 million for 50.1% of INTECH and has the right to purchase an additional 30% over the next two years for a negotiated price.

      With these companies, Berger now offers several growth and value products in the retail, private and institutional channels and expects to use its strong institutional marketing group to market these various products.

     Interest Rate Exchange Agreement. On February 12, 2002, Stilwell entered into a receive-fixed, pay-floating interest rate exchange agreement with a major investment bank with respect to Stilwell's $400 million Senior Notes. Stilwell will receive from the counterparty a fixed 7% rate on $400 million and Stilwell will pay the counterparty based on the six month LIBOR rate (set in arrears) plus 178 basis points. Stilwell has designated the interest rate exchange as a hedge that qualifies for the "shortcut" method for fair value hedges pursuant to FAS 133 and the hedge meets the prerequisites for the assumption of no ineffectiveness under FAS 133.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     None.

                                    Part III

     The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company's definitive proxy statement for the Annual Meeting of Shareholders scheduled for May 9, 2002 ("Proxy Statement") will be filed no later than 120 days after December 31, 2001.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a)     Directors of the Company

     The information set forth in response to Item 401 of Regulation S-K under the heading "Item 1 - Election of Directors" in the Company's Proxy Statement is incorporated herein by reference in partial response to this Item 10.

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


ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in response to Item 402 of Regulation S-K under "Executive Compensation" and "Item 1 - Election of Directors - Director Compensation" in the Company's Proxy Statement is incorporated by reference in response to this Item 11.


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

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     List of Documents filed as part of this Report

(1)     Financial Statements

     The financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated March 12, 2002, appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

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


(3)   Articles of Incorporation and Bylaws

      Articles of Incorporation

      3.1.1 Delaware Certificate of Incorporation of Stilwell Financial Inc. as Amended and Restated on June 14, 2000, is hereby incorporated by reference from Exhibit 3.1.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

      3.1.2 Certificate of Designation dated June 15, 2000 establishing Series A Preferred Stock, is hereby incorporated by reference from Exhibit 3.1.2 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

      Bylaws

      3.2 Bylaws of Stilwell Financial Inc. as Amended and Restated on June 12, 2000, is hereby incorporated by reference from Exhibit 3.2 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

      3.3 Bylaws of Stilwell Financial Inc. as Amended and Restated on January 29, 2001 to be effective on May 11, 2001, is hereby incorporated by reference from Exhibit 10.3 to Stilwell's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-15253)

(4)   Instruments Defining the Right of Security Holders, Including Indentures

      4.1 Form of Certificate representing Stilwell Financial Inc. Common Stock, is hereby incorporated by reference from Exhibit 4.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

      4.2.1 Stockholders' Rights Agreement, dated as of June 14, 2000, between Stilwell Financial Inc. and UMB Bank, N.A., as Rights Agent is hereby incorporated by reference from Exhibit 4.2.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

      4.2.2 Certificate of Designation establishing Series A Preferred Stock of Exhibit 3.1.2, is hereby incorporated by reference

      4.3 Article FOURTH, Article FIFTH, Article SIXTH, Article SEVENTH and Article ELEVENTH of Exhibit 3.1.1 are hereby incorporated by reference

      4.4 Article II, Article III, Section 2 and Article V of Exhibit 3.2 are hereby incorporated by reference

      4.5 Indenture, dated as of November 6, 2001, between Stilwell Financial Inc. and The Chase Manhattan Bank., is hereby incorporated by reference from Exhibit 4.1 to Stilwell Financial Inc. Current Report on Form 8-K, dated November 6, 2001

      4.6     Officers' Certificate pursuant to the Indenture (as per Exhibit
              4.5 above), is hereby incorporated by reference from Exhibit 4.2 to Stilwell Financial Inc. Current Report on Form 8-K, dated November 6, 2001

      4.7 Liquid Yield Option (TM) Notes due 2031 Indenture dated April 30, 2001 by and between Stilwell Financial Inc. and The Chase Manhattan Bank, as Trustee, (the zero-coupon convertible senior notes) is hereby incorporated by reference from Exhibit 4.1 to Stilwell's Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-15253)

      4.8 Registration Rights Agreement dated April 30, 2001 by and between Stilwell Financial Inc. and Merrill Lynch & Co., is hereby incorporated by reference from Exhibit 4.2 to Stilwell's Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-15253)



(10)  Material Contracts

      10.1 Representative Director Indemnification Agreement, is hereby incorporated by reference from Exhibit 10.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

      10.2 Representative Officer Indemnification Agreement, is hereby incorporated by reference from Exhibit 10.2 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

      10.3 Intercompany Agreement, dated as of August 16, 1999 between Kansas City Southern Industries, Inc. and Stilwell Financial Inc., is hereby incorporated by reference from Exhibit 10.3 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

      10.4 Tax Disaffiliation Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Stilwell Financial Inc., is hereby incorporated by reference from
              Exhibit 10.4 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

      10.5.1 The Registration Rights Agreement, dated October 24, 1995, by and between DST Systems, Inc. and Kansas City Southern Industries, Inc., which is attached as Exhibit 4.1 to the DST Systems, Inc. Registration Statement on Form S-1 dated October 30, 1995, as amended (Commission file no. 33-96526), is hereby incorporated by reference from Exhibit 10.5.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

      10.5.2 Amendment to Registration Rights Agreement, dated June 30, 1999, by and between DST Systems, Inc. and Kansas City Southern Industries, Inc., is hereby incorporated by reference from Exhibit 10.5.2 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000
              (File No. 001-15253)

      10.5.3 Assignment, Consent and Acceptance Agreement, dated as of August 11, 1999, by and among DST Systems, Inc. ("DST"), Kansas City Southern Industries, Inc. and Stilwell Financial Inc. which is attached as Exhibit 4.15.2 to DST's Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-14036), is hereby incorporated by reference from Exhibit
              10.5.3 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

      10.6.1 Amended Employment Agreement dated June 12, 2000 by and between Stilwell Financial Inc. and Landon H. Rowland, is hereby incorporated by reference from Exhibit 10.6.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *

      10.6.2 Amended Employment Agreement dated October 20, 2000 by and between Stilwell Financial Inc. and Joseph D. Monello, is hereby incorporated by reference from Exhibit 10.1 to Stilwell's Form 10-Q for the quarter ended September 30, 2000 (File No. 001-15253) *

      10.6.3 Amended Employment Agreement dated June 12, 2000 by and between Stilwell Financial Inc. and Danny R. Carpenter, is hereby incorporated by reference from Exhibit 10.6.3 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *

      10.6.4 Amended Employment Agreement dated June 12, 2000 by and between Stilwell Financial Inc. and Anthony P. McCarthy, is hereby incorporated by reference from Exhibit 10.6.4 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *

      10.7.1 Stock Purchase Agreement, dated April 13, 1984, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, William C. Mangus, Bernard E. Niedermeyer III, Michael Stolper, and Jack R. Thompson, is hereby incorporated by reference from Exhibit 10.7.1 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *

      10.7.2 Amendment to Stock Purchase Agreement, dated January 4, 1985, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Bernard E. Niedermeyer III, Michael Stolper, and Jack
              R. Thompson, is hereby incorporated by reference from Exhibit
              10.7.2 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *

      10.7.3 Second Amendment to Stock Purchase Agreement, dated March 18, 1988, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson, is hereby incorporated by reference from Exhibit 10.7.3 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *

      10.7.4 Third Amendment to Stock Purchase Agreement, dated February 5, 1990, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson, is hereby incorporated by reference from Exhibit 10.7.4 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *

      10.7.5 Fourth Amendment to Stock Purchase Agreement, dated January 1, 1991, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson, is hereby incorporated by reference from Exhibit 10.7.5 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *

      10.7.6 Assignment and Assumption Agreement and Fifth Amendment to Stock Purchase Agreement, dated November 19, 1999, by and among Kansas City Southern Industries, Inc., Stilwell Financial Inc., Thomas H. Bailey and Michael Stolper, is hereby incorporated by reference from Exhibit 10.7.6 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *

      10.7.7 Sixth Amendment to Stock Purchase Agreement, dated November 8, 2001, by and among Stilwell Financial Inc. and Thomas H. Bailey, is hereby incorporated by reference from Exhibit 10.1 to Stilwell's Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15253) *

      10.8.1 Stilwell Financial Inc. 1998 Long Term Incentive Stock Plan as Amended and Restated on August 11, 1999, is hereby incorporated by reference from Exhibit 10.8 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *

      10.8.2 Stilwell Financial Inc. 1998 Long Term Incentive Plan, as amended and restated effective January 18, 2001, is hereby incorporated by reference from Exhibit 10.16 to Stilwell's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-15253) *

      10.8.3 Stilwell Financial Inc. 1998 Long Term Incentive Stock Plan, as amended and restated effective as of May 9, 2001, is hereby incorporated by reference from Exhibit 10.2 to Stilwell's Form 10-Q for the quarterly period ended June 30, 2001 (File No. 001-15253) *

      10.9 Stilwell Executive Plan dated August 11, 1999, is hereby incorporated by reference from Exhibit 10.9 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *

      10.10 Stock Purchase Agreement, dated November 19, 1999, by and among Kansas City Southern Industries, Inc., Stilwell Financial Inc. and Janus Capital Corporation, is hereby incorporated by reference from Exhibit 10.10 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

      10.11.1 Stilwell Financial Inc. Employee Stock Purchase Plan is hereby incorporated by reference from Exhibit 10.11 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *

      10.11.2 Stilwell Financial Inc. Employee Stock Purchase Plan, Amended and Restated Effective November 16, 2001, is attached to this Form 10-K as Exhibit 10.11.2 *

      10.12 Stilwell Financial Inc. Employee Stock Ownership Plan is hereby incorporated by reference from Exhibit 10.13 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *

      10.13.1 Stilwell Financial Inc. 401(k) and Profit Sharing Plan is hereby incorporated by reference from Exhibit 10.14 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *

      10.13.2 Stilwell Financial Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, as amended and restated effective November 1, 2001, is hereby incorporated by reference from
              Exhibit 10.3 to Stilwell's Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15253)

      10.14.1 Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of December 7, 2000, among Stilwell Financial Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference from Exhibit 10.15 to Stilwell's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-15253)

      10.14.2 Waiver and First Amendment to Five-Year Competitive Advance and Revolving Credit Facility dated February 20, 2001, among Stilwell Financial Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference from Exhibit 10.1 to Stilwell's Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-15253)

      10.14.3 Second Amendment to Five-Year Competitive Advance and Revolving Credit Facility dated April 20, 2001, among Stilwell Financial Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference from Exhibit 10.1 to Stilwell's Form 10-Q for the quarterly period ended June 30, 2001 (File No. 001-15253)

      10.14.4 Third Amendment to Five-Year Competitive Advance and Revolving Credit Facility dated October 24, 2001, among Stilwell Financial Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference from Exhibit 10.2 to Stilwell's Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15253)

      10.15 Employment Agreement dated June 12, 2000 by and between Stilwell Financial Inc. and Gwen E. Royle, is hereby incorporated by reference from Exhibit 10.17 to Stilwell's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-15253) *

      10.16 Employment Agreement dated June 1, 2001 by and between Stilwell Financial Inc. and Daniel P. Connealy, is attached to this Form 10-K as Exhibit 10.16 *

      10.17 Employment Agreement dated June 12, 2000 by and between Stilwell Financial Inc. and Douglas E. Nickerson, is attached to this Form 10-K as Exhibit 10.17 *

       *  Compensatory Plan or Agreement

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

      21.1 The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1


(23)  Consents of Experts and Counsel

      23.1    The Consent of Independent Accountants prepared pursuant to
              Item 601(b)(23) of Regulation S-K is attached to this Form 10-K as Exhibit 23.1


(99)  Additional Exhibits


      99.1 The consolidated financial statements and related notes, together with the Report of Independent Accountants, of DST Systems, Inc. (an approximate 33% owned affiliate of Stilwell accounted for under the equity method) for the years ended December 31, 1999, 2000 and 2001, which are included in the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), are hereby incorporated by reference as Exhibit 99.2.

      99.2 Opinion Letter of Rothgerber Johnson & Lyons LLP dated June 8, 2000, is hereby incorporated by reference from Exhibit 99.4 to Stilwell's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

(b)    Reports on Form 8-K


       On November 7, 2001, the Company filed a Current Report on Form 8-K dated November 6, 2001 under Item 5, to report it had registered for issuance under the Securities Act of 1933 (the "Securities Act") its debt securities, shares of its common stock, par value $.01 per share, and shares of its preferred stock pursuant to Registration Statement No. 333-69578, to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act. The terms and provisions of the Notes are set forth in an officers' certificate (the "Officers' Certificate") pursuant to the Indenture. Copies of the Indenture and the Officers' Certificate were filed as exhibits to this report.

       On November 2, 2001, the Company furnished a Current Report on Form 8-K, dated October 24, 2001, under Item 9, concerning the announcement of financial results for the three and nine months ended September 30, 2001 and to report ending assets under management as of October 31, 2001, average assets under management during the month of October 2001 and average assets under management for the ten months ended October 31, 2001.

       On October 26, 2001, the Company furnished a Current Report on Form 8-K, dated October 26, 2001, under Item 9 to report that Stilwell's $300 million five-year revolving credit facility and its $300 million 364-day revolving credit facility were amended as of October 24, 2001.

       On October 5, 2001, the Company furnished a Current Report on Form 8-K, dated August 31, 2001, under Item 9 to report ending assets under management on August 31, 2001 and average assets under management for the two and eight months then ended.

       On October 3, 2001, the Company filed a Current Report on Form 8-K, dated October 3, 2001, under Item 5, to report that Stilwell expected to purchase 600,000 shares of Janus Capital Corporation common stock from Thomas H. Bailey.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Stilwell Financial Inc.


March 20, 2002                          By:           /s/ L.H. Rowland
                                            ------------------------------------
                                                        L.H. Rowland
                                            Chairman, President, Chief Executive
Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 20, 2002.

            Signature                           Capacity


          /s/ L.H. Rowland               Chairman, President, Chief Executive
-------------------------------------            Officer and Director
            L.H. Rowland


         /s/ D.R. Carpenter              Executive Vice President
-------------------------------------
           D.R. Carpenter


          /s/ D.P. Connealy           Vice President and Chief Financial Officer
-------------------------------------      (Principal Financial Officer)
            D.P. Connealy


           /s/ G.E. Royle                Vice President - Legal and Corporate
-------------------------------------                 Secretary
             G.E. Royle


         /s/ D.E. Nickerson             Vice President, Controller and Treasurer
-------------------------------------          (Principal Accounting Officer)
           D.E. Nickerson


          /s/ J.D. Monello               Vice President of Development
-------------------------------------
            J.D. Monello


          /s/ A.P. McCarthy              Vice President - Administration
-------------------------------------
            A.P. McCarthy


           /s/ P.F. Balser               Director
-------------------------------------
             P.F. Balser


           /s/ J.E. Barnes               Director
-------------------------------------
             J.E. Barnes


          /s/ M.I. Sosland               Director
-------------------------------------
            M.I. Sosland

        /s/ Lord R. Skidelsky            Director
-------------------------------------
          Lord R. Skidelsky

                             STILWELL FINANCIAL INC.
                          2001 FORM 10-K ANNUAL REPORT
                                INDEX TO EXHIBITS

                                                                  Regulation S-K
Exhibit                                                             Item 601(b)
  No.                             Document                          Exhibit No.
-------  -------------------------------------------------------   -------------


10.11.2  Stilwell Financial Inc. Employee Stock Purchase Plan,
         Amended and Restated Effective November 16, 2001                   10

10.16    Employment Agreement dated June 1, 2001 by and
         between Stilwell Financial Inc. and Daniel P. Connealy             10

10.17    Employment Agreement dated June 12, 2000 by and between
         Stilwell Financial Inc. and Douglas E. Nickerson                   10

12.1     Computation of Ratio of Earnings to Fixed Charges                  12

21.1     Subsidiaries of the Company                                        21

23.1     Consent of Independent Accountants                                 23