Form 10-Q
period 2002-03-31
STILWELL FINANCIAL INC
filed 2002-05-15
CIK 1065865

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        for the transition period from to

                        Commission File Number 001-15253


                             STILWELL FINANCIAL INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                                 43-1804048
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)


920 Main Street, 21st Floor, Kansas City, Missouri                        64105
     (Address of principal executive offices)                         (Zip Code)


                                 (816) 218-2400
              (Registrant's telephone number, including area code)


                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes [X]              No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at April 30, 2002
--------------------------------------------------------------------------------

Common Stock, $0.01 per share par value                     222,354,428 Shares
--------------------------------------------------------------------------------

                             STILWELL FINANCIAL INC.

                                    Form 10-Q

                                 March 31, 2002

                                      Index


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

     Introductory Comments                                                    1

     Consolidated Condensed Balance Sheets -
         December 31, 2001 and March 31, 2002                                 2

     Consolidated Condensed Statements of Income -
         Three months ended March 31, 2001 and 2002                           3

     Consolidated Condensed Statements of Cash Flows -
         Three months ended March 31, 2001 and 2002                           4

     Consolidated Condensed Statements of Changes in Stockholders' Equity -
         Year ended December 31, 2001 and Three months ended March 31, 2002   5


     Notes to Consolidated Condensed Financial Statements                     6

                  Computation of Basic and Diluted Earnings per share         7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               17

Item 3.    Quantitative  and Qualitative Disclosures About Market Risk       26


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 27


Item 6.    Exhibits and Reports on Form 8-K                                  27


SIGNATURES                                                                   28
----------

                             STILWELL FINANCIAL INC.

                                    FORM 10-Q

                                 MARCH 31, 2002


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


INTRODUCTORY COMMENTS
---------------------

The Consolidated Condensed Financial Statements included herein have been prepared by Stilwell Financial Inc. (the "Company" or "Stilwell"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year 2002.

                             STILWELL FINANCIAL INC.
                      Consolidated Condensed Balance Sheets
                  (Dollars in Millions, Except Per Share Data)
                                   (Unaudited)

                                                                          December 31,            March 31,
                                                                              2001                   2002
                                                                         ---------------        ---------------
Assets
Current assets:
 Cash and cash equivalents                                                $    236.7             $    294.9
 Accounts receivable                                                           128.5                  138.9
 Investments in advised funds                                                   31.0                   30.0
 Other current assets                                                           81.9                   47.1
                                                                         ---------------        ---------------
       Total current assets                                                    478.1                  510.9

Investments                                                                    508.7                  539.6
Property and equipment (net of $93.5 and $103.8 accumulated
    depreciation and amortization, respectively)                                92.9                   87.6
Intangibles and other assets, net                                            1,273.3                1,304.8
Goodwill, net                                                                1,038.6                1,060.5
                                                                         ---------------        ---------------
       Total assets                                                       $  3,391.6             $  3,503.4
                                                                         ===============        ===============

Liabilities and
    stockholders' equity
Current liabilities:
 Current portion of long-term debt                                        $    694.7             $    696.3
 Accounts and wages payable                                                     42.5                   49.1
 Accrued compensation and benefits                                              56.3                   28.0
 Accrued liability to third party administrators                                18.7                   19.5
 Other accrued liabilities                                                      68.7                   82.8
                                                                         ---------------        ---------------
       Total current liabilities                                               880.9                  875.7

Other liabilities:
 Long-term debt                                                                399.5                  391.2
 Deferred income taxes                                                         679.9                  686.1
 Other liabilities                                                              44.7                   50.4
                                                                         ---------------        ---------------
       Total liabilities                                                     2,005.0                2,003.4
                                                                         ---------------        ---------------

Minority interest in consolidated subsidiaries                                  23.3                   17.3
                                                                         ---------------        ---------------

Stockholders' equity:
  Preferred stock ($1.00 par, 10,000,000 shares
    authorized, none issued)
 Common stock ($0.01 par, 1,000,000,000 shares authorized; 224,790,650 shares issued; 222,101,350 and 222,350,952 shares
    outstanding, respectively)                                                   2.2                    2.2
 Additional paid-in capital
 Retained earnings                                                           1,285.3                1,397.2
 Accumulated other comprehensive income                                         75.8                   83.3
                                                                         ---------------        ---------------
       Total stockholders' equity                                            1,363.3                1,482.7
                                                                         ---------------        ---------------
       Total liabilities and stockholders' equity                        $   3,391.6            $   3,503.4
                                                                         ===============        ===============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.
                   Consolidated Condensed Statements of Income
                  (Dollars in Millions, Except Per Share Data)
                                   (Unaudited)

                                                                          Three months
                                                                        ended March 31,
                                                                  --------------------------------
                                                                      2001              2002
                                                                  --------------    --------------
Revenues:
     Investment management fees                                      $ 367.8          $ 270.5
     Shareowner servicing fees                                          64.1             42.8
     Other                                                              16.6             15.0
                                                                  --------------    --------------
          Total                                                        448.5            328.3
                                                                  --------------    --------------

Operating Expenses:
     Compensation                                                       99.3             70.8
     Marketing and promotion                                            24.4             12.1
     Third party concession fees                                        66.0             49.4
     Depreciation and amortization                                      24.9             17.8
     Professional services                                              12.6              7.8
     Other                                                              37.6             32.4
     Severance, facility closing and other costs                         0.9
                                                                  --------------    --------------
          Total                                                        265.7            190.3
                                                                  --------------    --------------

Operating Income                                                       182.8            138.0

Equity in earnings of unconsolidated affiliates                         17.8             19.4
Interest expense                                                        (5.0)           (13.4)
Other, net                                                               6.8              3.0
                                                                  --------------    --------------
           Income before taxes and minority interest                   202.4            147.0

Income tax provision                                                    72.2             49.2
Minority interest in consolidated earnings                              18.8              0.6
                                                                  --------------    --------------

Net Income                                                           $ 111.4          $  97.2
                                                                  ==============    ==============

Per Share Data (Note 3):
    Weighted average Common shares
       outstanding (in thousands)                                    219,042          222,243

      Basic Earnings per share                                       $  0.51          $  0.44

    Weighted average Diluted Common shares
       outstanding (in thousands)                                    224,666          224,590

      Diluted Earnings per share                                     $  0.48          $  0.42


The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.
                 Consolidated Condensed Statements of Cash Flows
                              (Dollars in Millions)
                                   (Unaudited)

                                                                                      Three months ended March 31,
                                                                                    -------------------------------------
                                                                                        2001                   2002
                                                                                    --------------         --------------
Cash flows provided by (used for):
Operating activities:
    Net income                                                                        $  111.4                $  97.2
    Adjustments to net income:
       Depreciation and amortization                                                      24.9                   17.8
       Deferred income taxes                                                              42.1                    1.4
       Minority interest in consolidated earnings                                         18.8                    0.6
       Equity in undistributed earnings of unconsolidated affiliates                     (17.8)                 (19.4)
       Employee deferred compensation                                                     (5.2)                   2.9
    Deferred commissions                                                                  (1.0)                  (4.1)
    Changes in other assets                                                              (31.7)                  (6.9)
    Changes in working capital items:
       Accounts receivable                                                                29.3                   (5.9)
       Other current assets                                                              (16.3)                  27.9
       Accounts payable and accrued compensation payable                                 (32.4)                 (29.8)
       Other accrued liabilities                                                          25.2                   40.1
    Other, net                                                                             2.7                    8.5
                                                                                    --------------         --------------
         Net operating                                                                   150.0                  130.3
                                                                                    --------------         --------------

Investing activities:
    Property acquisitions                                                                (13.0)                  (3.7)
    Investments in and loans with affiliates                                            (230.8)                 (44.5)
    Sale of investments in advised funds                                                                          7.7
    Purchase of investments in advised funds                                              (0.3)                  (5.0)
    Other, net                                                                             5.4                    0.5
                                                                                    --------------         --------------
         Net investing                                                                  (238.7)                 (45.0)
                                                                                    --------------         --------------

Financing activities:
    Proceeds from borrowing under credit facilities                                      100.0
    Proceeds from stock plans                                                              5.4                    2.4
    Distributions to minority interest                                                   (43.8)                 (23.5)
    Other, net                                                                            (1.8)                  (6.0)
                                                                                    --------------         --------------
         Net financing                                                                    59.8                  (27.1)
                                                                                    --------------         --------------

Cash and cash equivalents:
    Net increase (decrease)                                                              (28.9)                  58.2
    At beginning of year                                                                 364.3                  236.7
                                                                                    --------------         --------------
    At end of period                                                                  $  335.4               $  294.9
                                                                                    ==============         ==============


 The accompanying notes are an integral part of these consolidated condensed financial statements

                             STILWELL FINANCIAL INC.
      Consolidated Condensed Statements of Changes in Stockholders' Equity
                              (Dollars in Millions)
                                   (Unaudited)

                                                                                      Accumulated
                                                      Additional                        other            Total
                                         Common        paid-in            Retained   comprehensive   stockholders'
                                         stock         capital            earnings      income          equity
                                         -----         -------            --------      ------          ------

Balance at December 31, 2000            $    2.2      $      -          $   952.3      $   103.3       $ 1,057.8
 Comprehensive income:
  Net income                                                                302.3
  Net unrealized loss on investments                                                       (23.9)
  Reclassification for gains included
     in net income                                                                          (1.6)
  Foreign currency translation
     adjustment                                                                             (2.0)
        Comprehensive income                                                                               274.8
   Stock options and benefit
     plans                                                                   74.8                           74.8
   Common stock repurchased and
     exchanged                                                              (35.3)                         (35.3)
  Common stock dividends                                                     (8.8)                          (8.8)
                                        ----------    -------------     -----------    ------------    --------------

Balance at December 31, 2001                 2.2                -         1,285.3           75.8         1,363.3
 Comprehensive income:
  Net income                                                                 97.2
  Net unrealized gain on investments                                                         7.1
  Reclassification for losses
     included in net income                                                                  0.7
  Foreign currency translation
     adjustment                                                                             (0.3)
        Comprehensive income                                                                               104.7
   Stock options and benefit
     plans                                                                   14.7                           14.7
                                        ----------    -------------     -----------    ------------    --------------

Balance at March 31, 2002               $   2.2        $        -       $ 1,397.2      $    83.3       $ 1,482.7
                                        ==========    =============     ===========    ============    ==============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1. In the opinion of the management of Stilwell Financial Inc. (the "Company" or "Stilwell"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2001 and March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2001 and 2002. The consolidated condensed balance sheet as of December 31, 2001 was derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

     The primary entities comprising Stilwell as of March 31, 2002 were: Janus Capital Corporation ("JCC"), an approximate 98.0% owned subsidiary (prior to the transfer of JCC's business and operations to a limited liability company - named Janus Capital Management LLC ("Janus") - and the issuance of additional ownership interests to various key Janus employees completed on April 1, 2002 - see Note 12); Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary; Berger Financial Group LLC ("Berger"), of which SMI owns 100% of the preferred limited liability interests and approximately 90% of the regular limited liability interests; Nelson Money Managers Plc ("Nelson"), an 81% owned subsidiary; and DST Systems, Inc. ("DST"), an equity investment in which SMI holds an approximate 33% interest. JCC, now Janus, is the principal business comprising Stilwell, representing 91% of assets under management at March 31, 2002, and 92% of revenues and 87% of net income for the three months ended March 31, 2002. Stilwell's subsidiaries and affiliates are engaged in a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals.


2. The accompanying consolidated condensed financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year 2002.


3. The effect of stock options and shares under the Employee Stock Purchase Plan ("ESPP") represent the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The only adjustments that currently affect the numerator of the Company's diluted earnings per share computations include potentially dilutive securities at subsidiaries and affiliates.

                                                                       Three months ended March 31,
                                                                   --------------------------------------
                                                                        2001                   2002
                                                                   ---------------         --------------
                                                              (dollars in millions, except per share amounts)
                Net income                                           $     111.4             $     97.2
                Dilutive securities at
                   subsidiaries and affiliates                              (2.7)                  (2.2)
                                                                   ---------------         --------------
                Net income for dilutive
                computation                                          $     108.7             $     95.0
                                                                   ---------------         --------------

                Weighted average Common shares
                   outstanding                                       219,041,955             222,243,035
                 Incremental shares from assumed
                   conversion of stock options
                   and ESPP shares                                     5,623,869               2,347,022
                                                                   ---------------         --------------

                Weighted average Diluted Common
                   shares outstanding                                224,665,824             224,590,057
                                                                   ---------------         --------------

                Basic Earnings per share                             $      0.51             $      0.44
                                                                   ===============         ==============


                Diluted Earnings per share                           $      0.48             $      0.42
                                                                   ===============         ==============

     The following weighted average of options to purchase shares of Stilwell common stock were excluded from the computation of diluted earnings per share for the respective period because the exercise prices were greater than the average market prices of the common shares:

                                        Three months ended March 31,
                                    -------------------------------------
                                           2001                 2002
                                      ----------------      -------------

                                          225,266             2,948,202

     The diluted earnings per share computation for the three months ended March 31, 2002 exclude 15,965,754 shares of common stock reserved for issuance upon conversion of the zero-coupon convertible notes due 2031 (prior to Stilwell's purchase of substantially all of the convertible notes
     - see Note 11 below).


4. Investments in unconsolidated affiliates accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. The Company's equity interest in DST was its primary equity investment at March 31, 2002.

     Condensed consolidated financial information for DST is shown below (in millions):

                                                             December 31, 2001              March 31, 2002
                                                             -----------------------    -----------------------
        Percentage ownership                                            33.0%                    32.9%
        Carrying value (a)                                        $     486.1              $     516.8
        Equity in DST net assets                                        486.1                    516.8
        Fair market value (b)                                         1,980.0                  1,978.3




        Financial condition:
          Current assets                                          $     604.8             $      647.1
          Non-current assets                                          2,099.2                  2,174.2
                                                                 ----------------        ------------------
             Total assets                                         $   2,704.0             $    2,821.3
                                                                 ================        ==================

          Current liabilities                                     $     471.4             $      505.5
          Non-current liabilities                                       760.2                    744.2
          Stockholders' equity                                        1,472.4                  1,571.6
                                                                 ----------------        ------------------
             Total liabilities and stockholders' equity           $   2,704.0             $    2,821.3
                                                                 ================        ==================



                                                       Three months
                                                      ended March 31,
                                             ---------------------------------
                                                 2001               2002
                                             --------------    ---------------
        Operating results:
           Revenues (c)                        $   538.7         $   620.9
           Costs and expenses (c)                  461.0             539.6
           Net income                               54.5              58.8

     (a) Excludes goodwill related to Stilwell's investment in DST totaling $92.6 million at March 31, 2002.
     (b)  Based on DST's closing price on the New York Stock Exchange.
     (c) DST's reported revenues and costs and expenses, beginning January 1, 2002, are affected by DST's required adoption of Emerging Issues Task Force ("EITF") Issue No. 01-14 ("01-14"), Income Statement Characterization of Reimbursements received for "Out-of-Pocket" ("OOP") EITF Expenses Incurred. Under EITF 01-14, DST is required to record the reimbursements received for OOP expenses as revenue, and the expenses paid as a cost and expense, on an accrual basis.

5. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with an initial maturity of generally three months or less, including investments in money market mutual funds, to be cash equivalents. Cash and cash equivalents of Janus (totaling $109.5 million and $99.3 million at March 31, 2001 and 2002, respectively) are generally used to fund its operations and to pay dividends. Cash paid for income taxes and interest is summarized as follows (in millions):

                                                       Three months
                                                     ended March 31,
                                             --------------------------------
                                                 2001                  2002
                                             -----------           ----------

        Interest paid                         $      0.3           $      0.1
        Income taxes paid                            6.9                  1.4

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

                                                   Three months ended March 31,
                                           -------------------------------------
                                                2001                  2002
                                           ---------------      ----------------
                                                   (dollars in millions)

         Unrealized gain (loss)
             recorded in investments          $  (88.2)             $   12.0
         Deferred income taxes                    34.4                  (4.9)
                                           ---------------      ----------------
         Unrealized gain (loss)
             recorded in accumulated
             other comprehensive income          (53.8)                  7.1

         Reclassification adjustment
             for (gains) losses
             included in net income               (0.4)                  0.7

         Foreign currency translation
             adjustment                           (0.9)                 (0.3)

         Net income                              111.4                  97.2
                                           ---------------      ----------------

         Comprehensive income                 $   56.3              $  104.7
                                           ===============      ================

     During the three months ended March 31, 2001 and March 31, 2002, Stilwell recorded approximately $3.6 million and $10.2 million, respectively, directly to stockholders' equity representing Stilwell gains resulting from issuances of stock by Janus. The shares issued by Janus were available as a result of repurchases from stockholders. Stilwell had previously recognized gains (in its Statement of Income) relating to these shares upon their initial issuance.


6. Intangible assets and goodwill principally represent the excess of cost over the fair value of net underlying assets of acquired companies using purchase accounting. In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires the purchase method of accounting for all acquisitions. Under FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized. Instead, such goodwill and other intangible assets will be tested annually for impairment. Stilwell adopted in 2001 the provisions of FAS 141 and FAS 142 for acquisitions occurring on or after July 1, 2001. With respect to transactions occurring prior to July 1, 2001, FAS 141 and FAS 142 were adopted on January 1, 2002.

     Identified intangible assets and other assets are summarized as follows (in millions):

                                                      December 31,               March 31,
                                                         2001                      2002
                                                   ------------------        ------------------
     Mutual fund advisory contracts (1) (4)            $   190.3                 $   268.5
     Third party advisor and distribution
         relationships (1)                                 712.1                     712.1
     Marketing-related, such as brand and
         trademark (1) (4)                                 271.1                     280.6
     Separate account relationships (2)                     17.5                      40.5
     Other identified intangible assets (3)(4)              86.0
     Accumulated amortization                              (45.4)                    (46.4)
                                                   ------------------        ------------------
               Net                                       1,231.6                   1,255.3
     Other assets, net                                      41.7                      49.5
                                                   ------------------        ------------------
               Total                                   $ 1,273.3                 $ 1,304.8
                                                   ==================        ==================

     (1) Because Stilwell's initial 2001 acquisition of shares of Janus common stock occurred in late March 2001, no amortization expense was recorded during first quarter 2001. Pursuant to FAS 142, there will be no amortization related to these identified intangible assets.
     (2) Because Stilwell's initial acquisition of shares of Janus common stock occurred in late March 2001, no amortization expense was recorded during first quarter 2001. All amounts were subject to amortization during the three months ended March 31, 2002 over weighted average periods of 6 to 9 years, resulting in approximately $1.0 million of amortization expense.
     (3) Amount represents identified intangible assets recorded prior to 2001 and all were subject to amortization during first quarter 2001, resulting in amortization expense of approximately $1.4 million. However, upon adoption of FAS 142 on January 1, 2002, amounts were reclassified to other identified intangible asset components as per
          (4), and are no longer subject to amortization.
     (4) Certain amounts related to intangible assets recorded prior to 2001 were reclassified to other identified intangible components in connection with the adoption of FAS 142.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2002 were as follows (in millions):

                Balance at January 1, 2002                       $ 1,038.6
                Goodwill acquired during the quarter                  21.9
                                                             -------------------
                Balance at March 31, 2002                        $ 1,060.5
                                                             ===================


     The goodwill acquired during the quarter primarily represents the acquisition of INTECH by Berger on February 28, 2002 as discussed in Note
     8. See Note 7 for information regarding the goodwill recorded in each reportable segment of the Company.

     Aggregate amortization expense is expected to total approximately $1.4 million in each of the next three quarters of 2002 and total approximately $5.4 million in each of the next five years thereafter.

     To provide a basis for comparison to current year amounts, the following tables summarize the impact of the adoption of FAS 142 on prior period amounts (in millions, except per share data):

                                                          Three months ended March 31,
                                                 ----------------------------------------
                                                        2001                   2002
                                                 --------------------      --------------
     Reported net income                              $     111.4             $   97.2
     Identified intangible asset amortization                 1.4
     Goodwill amortization                                    2.5
                                                 --------------------      --------------
     Adjusted net income                              $     115.3             $   97.2
                                                 ====================      ==============

                                                        Three months ended March 31,
                                                   ---------------------------------------
                                                         2001                   2002
                                                   ------------------      ---------------
   Basic Earnings per share:
     Reported net income                              $      0.51             $    0.44
     Identified intangible asset amortization                0.01
     Goodwill amortization                                   0.01
                                                   ------------------      ---------------
     Adjusted net income                              $      0.53             $    0.44
                                                   ==================      ===============

                                                          Three months ended March 31,
                                                   -------------------------------------------
                                                         2001                     2002
                                                   ------------------      -------------------
   Diluted Earnings per share:
     Reported net income                              $      0.48             $    0.42
     Identified intangible asset amortization                0.01
     Goodwill amortization                                   0.01
                                                   ------------------      -------------------
     Adjusted net income                              $      0.50             $    0.42
                                                   ==================      ===================


     7. The Company has three primary business units that produce the revenues and operating income of Stilwell. These units, together with DST, comprise substantially all of the net income of the Company. For purposes of segment reporting, Stilwell reports JCC (now Janus) and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell, as well as any identified intangible assets and goodwill resulting from the acquisition of subsidiaries and affiliates directly by Stilwell, are aggregated as a separate segment.

     Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                         Three months ended March 31, 2002
                                               -------------------------------------------------------
                                                                Nelson, DST
                                                    Janus and       and            Consolidated
                                                      Berger       Other             Stilwell
                                                    ---------      -----             --------
            Revenues                             $     322.6         $     5.7        $     328.3

            Operating expenses                         181.9               8.4              190.3
                                               ----------------- ----------------   ------------------
            Operating Income (Loss)                    140.7              (2.7)             138.0

            Equity in earnings
              of unconsolidated affiliates                                19.4               19.4

            Interest expense                            (1.4)            (12.0)             (13.4)
            Other, net                                  (0.6)              3.6                3.0
                                               ----------------- ----------------   ------------------
               Pretax income                           138.7               8.3              147.0
            Income tax provision (benefit)              51.7              (2.5)              49.2
            Minority interest                            0.6                                  0.6
                                               ----------------- ----------------   ------------------

            Net Income                           $      86.4         $    10.8        $      97.2
                                               ================= ================   ===================

            Total assets                         $     583.6         $ 2,928.1        $   3,511.7
            Capital expenditures                         3.7                                  3.7
            Goodwill, net                               42.4           1,018.1            1,060.5



                                                         Three months ended March 31, 2001
                                              --------------------------------------------------------

                                                                    Nelson,
                                                  Janus and         DST and           Consolidated
                                                   Berger            Other              Stilwell
                                                   ------            -----              --------
            Revenues                             $     443.2         $     5.3        $     448.5

            Operating expenses                         253.4              12.3              265.7
                                              ------------------  ---------------   -----------------
            Operating Income (Loss)                    189.8              (7.0)             182.8

            Equity in earnings
              of unconsolidated affiliates                                17.8               17.8

            Interest expense                                              (5.0)              (5.0)
            Other, net                                   4.6               2.2                6.8
                                              ------------------  ---------------   -----------------
               Pretax income                           194.4               8.0              202.4
            Income tax provision (benefit)              72.3              (0.1)              72.2
            Minority interest                           19.0              (0.2)              18.8
                                              ------------------  ---------------   -----------------
            Net Income                           $     103.1         $     8.3        $     111.4
                                              ==================  ===============   =================
            Total assets                         $     573.7         $ 1,188.9        $   1,762.6
            Capital expenditures                         6.1               6.9               13.0
            Goodwill, net                                                320.8              320.8

     The following summary provides information concerning Stilwell's principal geographic areas as of and for the three months ended March 31 (in millions):

                                                 2001                  2002
                                             -----------           -----------
        Revenues (1):
        United States                        $     427.2           $     309.4
        International (2)                           21.3                  18.9
                                             -----------           -----------
            Total                            $     448.5           $     328.3
                                             ===========           ===========

        Long-lived assets:
        United States                        $     712.1           $   2,412.9
        International (2)                           34.7                  40.0
                                             -----------           -----------
            Total                            $     746.8           $   2,452.9
                                             ===========           ===========

     (1) Revenues are attributed to countries based on location at which services are performed.
     (2)  Primarily the United Kingdom.


8. On February 28, 2002, Berger completed the acquisition of Enhanced Investment Technologies, Inc. ("INTECH"), and, as part of the acquisition, INTECH was converted to a limited liability company ("INTECH LLC"). INTECH LLC, which manages approximately $6 billion in assets under management, uses a proprietary mathematical investment process for institutional and private clients. Berger expects to use its institutional marketing group to market the products of INTECH LLC.

     If the full amount of the contingent purchase price payments were made, Berger would pay approximately $68 million for 50.1% of INTECH and has the right to purchase an additional 30% over the next two years for a negotiated price. The Company is in the process of completing a valuation for purposes of determining the actual allocation of purchase price for INTECH LLC, which may affect the levels of goodwill and identified intangible assets currently recorded. The terms of the transaction were not material to Stilwell's results of operation, financial position or cash flows as of and for the three months ended March 31, 2002.


9. On February 12, 2002, Stilwell entered into a receive-fixed, pay-floating interest rate exchange agreement with a major investment bank with respect to Stilwell's $400 million 7% senior notes due November 1, 2006 ("Senior Notes"). Stilwell will receive from the counterparty a fixed 7% rate on $400 million, and Stilwell will pay the counterparty based on the six month LIBOR rate (set in arrears) plus 178 basis points. Stilwell has designated the interest rate exchange as a hedge that qualifies for the "shortcut" method for fair value hedges pursuant to Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging
     Activities" ("FAS 133"), and the hedge meets the prerequisites for the assumption of no ineffectiveness under FAS 133. The agreement increases the Company's exposure to fluctuations in interest rates.

     The effect of the hedge in first quarter 2002 was to reduce interest expense by approximately $1.5 million as a result of a lower floating rate cost compared to the 7% fixed rate being received by the Company under the exchange agreement. In addition, long-term debt was reduced by approximately $8.3 million and an offsetting exchange contract liability was recorded to reflect the change in the fair value of the exchange agreement during the quarter.

10. During 2001, Janus recorded several non-recurring items that were reflected in the Consolidated Statement of Income as severance, facility closing and other costs.
     o In February 2001, Janus eliminated 468 jobs from its operations unit, Janus Service Corporation, as a result of a lower level of shareowner activity and its use of technology to moderate costs. Partially offsetting these costs was a first quarter 2001 reduction in stock bonus accruals at Janus that were no longer payable as a result of the sale of shares of Janus common stock by various employees to Stilwell during the quarter.
     o On April 20, 2001, Janus announced a further work force reduction that affected approximately 546 employees and resulted in the closing of its Austin, Texas call center.
     o In December 2001, Janus recorded additional facility closing and lease costs related to Janus' Austin and Denver facilities and recorded charges associated with shareowner proxy costs for the Janus group of mutual funds to obtain shareowner approval of new advisory agreements in connection with Stilwell's purchase of Thomas H. Bailey's remaining shares of Janus common stock.

     The following table summarizes the activity related to these various non-recurring items during the three months ended March 31, 2002 (in millions):

                                                                                           March 31,
                                        December 31, 2001             Reductions             2002
                                       --------------------        ----------------    ---------------
 Severance                                    $      1.6              $     (1.6)          $     -
 Lease and related costs                            24.4                    (2.0)               22.4
 Fund shareowner proxy costs                        11.9                    (7.8)                4.1
                                              ----------              ----------           ---------
    Total                                     $     37.9              $    (11.4)          $    26.5
                                              ==========              ==========           =========

     Of the remaining balance, approximately $11.9 million is included as current other liabilities and approximately $14.6 million is included as non-current other liabilities in the consolidated condensed balance sheet at March 31, 2002. The lease terms generally expire between 2007 and 2010.


11. As previously disclosed, on April 30, 2001, Stilwell completed an offering of approximately $931 million principal amount at maturity of zero-coupon convertible senior notes due April 30, 2031 ("Convertible Notes"). The
     Convertible Notes resulted in gross proceeds to Stilwell of approximately $690 million. Pursuant to the terms of the Convertible Notes, on April 30, 2002, holders required Stilwell to repurchase $820.7 million of the Convertible Notes (approximately $614.5 million of accreted value). On May 1, 2002, Stilwell funded the purchase of the Convertible Notes with $344.5 million in cash and $270.0 million through borrowings under its credit facilities.

     Prior to receiving the repurchase notices from the holders of the Convertible Notes, Stilwell announced its intention to add a 3% cash interest payment on the face of the Convertible Notes over the next two years (to be paid semi-annually beginning on October 30, 2002). For the $82.4 million of Convertible Notes that remain outstanding as of May 1, 2002, Stilwell will pay this cash interest to holders of record 15 days prior to the scheduled payment dates. The other terms of the Convertible Notes remain materially the same.

12. On April 1, 2002, Stilwell completed the transfer of the business and operations of Janus Capital Corporation to a limited liability company named Janus Capital Management LLC. Concurrent with this transfer of business and operations, approximately 6.2% of the shares of the limited liability company were issued to key Janus employees. The issuance of ownership to Janus employees was accomplished through two grants. The first grant was a special, one-time share grant equivalent to 5% of Janus, all of which vests at the end of seven years and includes the opportunity for accelerated vesting (either 20% or 33% annually) when Janus meets defined performance targets. The second grant represented the customary long-term incentive component of the employees' annual compensation package and will vest at the end of five years, with opportunities for acceleration similar to the shares for the one-time grant. All vesting is subject to continued employment by Janus.

     The combined grants, which were distributed to approximately 180 key employees (the majority of which were to the 65-member investment team), are designed to encourage superior investment performance and long-term stability at Janus through additional employee ownership in a tax-efficient organizational structure. The equity program in the limited liability company includes liquidity provisions that will provide Janus employees the opportunity to sell up to 50% of their aggregate vested shares to Janus or Stilwell, with certain restrictions, on scheduled liquidity dates at the then-current fair value of the shares.

     After issuance of the shares of the limited liability company, Stilwell owns approximately 92% of Janus, with Janus employees owning the remaining 8% of the company. Janus is applying fixed accounting under generally accepted accounting principles for the grants of shares, with Janus recognizing a pro rata amount of compensation expense for each year during the vesting period - approximately $35 million annually for the one-time grant and approximately $14 million annually for the long-term incentive grant. Because the grants of shares represent profits interests, which are considered to have a value of zero for tax purposes, a tax deduction is not available to the Company with respect to this compensation expense.

     The exchange of the Janus Capital Corporation common stock for limited liability shares terminated the change of control put rights held by various Janus minority stockholders pursuant to various purchase and restriction agreements.

     On April 2, 2002, management rights held by Mr. Thomas H. Bailey, Janus' president, chairman and chief executive officer, pursuant to the 1984 Janus Stock Purchase Agreement, as amended, expired. Mr. Bailey continues as Janus' chief executive officer.

13. On April 5, 2002, the Company issued $158.1 million of 7.875% senior notes due April 15, 2032 ("Retail Notes"). The Retail Notes were offered in $25 increments to individual investors through a network of financial professionals and are listed on the New York Stock Exchange under the symbol "SVQ." The Retail Notes are not callable for five years; thereafter, the Retail Notes are callable at any time, in whole or in part, at par plus accrued and unpaid interest. The Retail Notes pay interest quarterly beginning on July 31, 2002. The Company received approximately $153.1 million after underwriter discount and certain offering expenses. The proceeds were used to fund a portion of the Convertible Notes that were retired on May 1, 2002 (see Note 11).

14. The Company issued a new Shelf Registration Statement ("Shelf Registration"), which supersedes Stilwell's previous shelf registration statement and provides for the issuance from time to time of up to $800 million in aggregate issue price of the Company's common stock, preferred stock and debt securities. The Shelf Registration was declared effective by the Securities and Exchange Commission on April 25, 2002. As of May
     14, 2002, the full $800 million of securities are available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Company's credit facilities.

15. On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 144 applies to all long-lived assets (including discontinued operations) and consequently supercedes Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." FAS 144 applies a single accounting model for long-lived assets, as well as addresses the principal implementation issues of FAS 121. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations. The Company adopted FAS 144 on January 1, 2002. The adoption of FAS 144 did not have a material impact on Stilwell's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

     OVERVIEW

          The discussion set forth below contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" and similar expressions or variations, and are based on the beliefs and assumptions of the management of Stilwell Financial Inc. (the "Company" or "Stilwell") based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, in Part I Item 1, Business, under "Risk Factors". Stilwell cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; Stilwell undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.


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


          Stilwell, a Delaware corporation formed in 1998 by Kansas City Southern Industries, Inc., is a holding company for a group of businesses and investments in the financial services industry, including the following:

          o Janus Capital Corporation ("JCC"), an approximately 98.0% owned subsidiary (prior to the transfer of JCC's business and operations to a limited liability company - named Janus Capital Management LLC ("Janus") - and the issuance of additional ownership interests to various key Janus employees completed on April 1, 2002 - see below)
          o    Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary;
          o Berger Financial Group LLC ("Berger"), of which SMI owns 100% of the preferred limited liability company interests and approximately 90% of the regular limited liability company interests;
          o    Nelson Money Managers Plc ("Nelson"), an 81% owned subsidiary;
          o DST Systems, Inc. ("DST"), an equity investment in which SMI owns an approximate 33% interest; and
          o    various other subsidiaries and equity investments.

          For purposes of segment reporting, Stilwell reports JCC (now Janus) and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell, as well as any identified intangible assets and goodwill resulting from the acquisition of subsidiaries and affiliates directly by Stilwell, are aggregated as a separate segment.

        RECENT DEVELOPMENTS

          Zero-Coupon Convertible Debt Offering. As previously disclosed, on April 30, 2001, Stilwell completed an offering of approximately $931 million principal amount at maturity of zero-coupon convertible senior notes due April 30, 2031 ("Convertible Notes"). The Convertible Notes resulted in gross proceeds to Stilwell of approximately $690 million. Pursuant to the terms of the Convertible Notes, on April 30, 2002, holders required Stilwell to repurchase $820.7 million of the Convertible Notes (approximately $614.5 million of accreted value). On May 1, 2002, Stilwell funded the purchase of the Convertible Notes with $344.5 million in cash and $270.0 million through borrowings under its credit facilities.

          Prior to receiving the repurchase notices from the holders of the Convertible Notes, Stilwell announced its intention to add a 3% cash interest payment on the face of the Convertible Notes over the next two years (to be paid semi-annually beginning on October 30, 2002). For the $82.4 million of Convertible Notes that remain outstanding as of May 1, 2002, Stilwell will pay this cash interest to holders of record 15 days prior to the scheduled payment dates. The other terms of the Convertible Notes remain materially the same.


          $158 Million Retail Debt Offering. On April 5, 2002, the Company issued $158.1 million of 7.875% senior notes due April 15, 2032 ("Retail Notes"). The Retail Notes were offered in $25 increments to individual investors through a network of financial professionals and are listed on the New York Stock Exchange under the symbol "SVQ." The Retail Notes are not callable for five years; thereafter, the Retail Notes are callable at any time, in whole or in part, at par plus accrued and unpaid interest. The Retail Notes pay interest quarterly beginning on July 31, 2002. The Company received approximately $153.1 million after underwriter discount and certain offering expenses. The proceeds were used to fund a portion of the Convertible Notes that were retired on May 1, 2002.


          Corporate Restructuring of Janus. On April 1, 2002, Stilwell completed the transfer of the business and operations of JCC to a limited liability company named Janus Capital Management LLC ("Janus"). Concurrent with this transfer of business and operations, approximately 6.2% of the shares of the limited liability company were issued to key Janus employees. The issuance of ownership to Janus employees was accomplished through two grants. The first grant was a special, one-time share grant equivalent to 5% of Janus, all of which vests at the end of seven years and includes the opportunity for accelerated vesting (either 20% or 33% annually) when Janus meets defined performance targets. The second grant represented the customary long-term incentive component of the employees' annual compensation package and will vest at the end of five years, with opportunities for acceleration similar to the shares for the one-time grant. All vesting is subject to continued employment by Janus.

          The combined grants, which were distributed to approximately 180 key employees (the majority of which were to the 65-member investment team), are designed to encourage superior investment performance and long-term stability at Janus through additional employee ownership in a tax-efficient organizational structure. The equity program in the limited liability company includes liquidity provisions that will provide Janus employees the opportunity to sell up to 50% of their aggregate vested shares to Janus or Stilwell, with certain restrictions, on scheduled liquidity dates at the then-current fair value of the shares.

          After issuance of the shares of the limited liability company, Stilwell owns approximately 92% of Janus, with Janus employees owning the remaining 8% of the company. Janus is applying fixed accounting under generally accepted accounting principles for the grants of shares, with Janus recognizing a pro rata amount of compensation expense for each year during the vesting period - approximately $35 million annually for the one-time grant and approximately $14 million annually for the long-term incentive grant. Because the grants of shares represent profits interests, which are considered to have a value of zero for tax purposes, a tax deduction is not available to the Company with respect to this compensation expense.

          The exchange of the Janus Capital Corporation common stock for limited liability shares terminated the change of control put rights held by various Janus minority stockholders pursuant to various purchase and restriction agreements.

          On April 2, 2002, management rights held by Mr. Thomas H. Bailey, Janus' president, chairman and chief executive officer, pursuant to the 1984 Janus Stock Purchase Agreement, as amended, expired. Mr. Bailey continues as Janus' chief executive officer.


     SIGNIFICANT DEVELOPMENTS

          Berger Acquisition of INTECH. Berger completed the acquisition of Enhanced Investment Technologies, Inc. ("INTECH") on February 28, 2002 and, as part of the acquisition, INTECH was converted to a limited liability company ("INTECH LLC"). INTECH LLC, which manages approximately $6 billion in assets under management, uses a proprietary mathematical investment process for institutional and private clients. If the full amount of the contingent purchase price payments for the acquisition were made, Berger would pay approximately $68 million for 50.1% of INTECH and has the right to purchase an additional 30% over the next two years for a negotiated price. The Company is in the process of completing a valuation for purposes of determining the actual allocation of the purchase price for INTECH LLC, which may affect the levels of goodwill and identified intangible assets currently recorded. The terms of the transaction were not material to Stilwell's results of operation, financial position or cash flows as of and for the three months ended March 31, 2002.

          Berger expects to use its strong institutional marketing group to market the products of INTECH LLC. Berger now offers several growth and value products in the retail, private and institutional channels.


          Interest Rate Exchange Agreement. On February 12, 2002, Stilwell entered into a receive-fixed, pay-floating interest rate exchange agreement with a major investment bank with respect to Stilwell's $400 million 7% senior notes due November 1, 2006 ("Senior Notes"). Stilwell will receive from the counterparty a fixed 7% rate on $400 million and Stilwell will pay the counterparty based on the six month LIBOR rate (set in arrears) plus 178 basis points. Stilwell has designated the interest rate exchange as a hedge that qualifies for the "shortcut" method for fair value hedges pursuant to Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and the hedge meets the prerequisites for the assumption of no ineffectiveness under FAS 133. The agreement increases the Company's exposure to fluctuations in interest rates.

          The effect of the hedge in first quarter 2002 was to reduce interest expense by approximately $1.5 million as a result of a lower floating rate cost compared to the 7% fixed rate being received by the Company under the exchange agreement. In addition, long-term debt was reduced by approximately $8.3 million and an offsetting exchange contract liability was recorded to reflect the change in the fair value of the exchange agreement during the quarter.

     RESULTS OF OPERATIONS

     Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001

          The Company's revenues, operating income and net income were as follows (in millions):

                                                            March 31,
                                         -----------------------------------------------
                                                2001                        2002
                                         ---------------------      --------------------
            Revenues:
               Janus and Berger:
                 Janus                         $    427.0                 $    302.5
                 SMI and Berger                      16.2                       20.1
                                         ---------------------      --------------------
                    Sub-total                       443.2                      322.6
               Other                                  5.3                        5.7
                                         ---------------------      --------------------
               Total                           $    448.5                 $    328.3
                                         =====================      ====================

            Operating income (loss):
               Janus and Berger:
                 Janus                         $    187.3                 $    136.9
                 SMI and Berger                       2.5                        3.8
                                         ---------------------      --------------------
                    Sub-total                       189.8                      140.7
               Other                                 (7.0)                      (2.7)
                                         ---------------------      --------------------
               Total                           $    182.8                 $    138.0
                                         =====================      ====================

            Net income (loss):
               Janus and Berger:
                 Janus (i)                     $    101.0                 $     84.2
                 SMI and Berger (ii) (iii)            1.8                        2.2
                                         ---------------------      --------------------
                    Sub-total                       102.8                       86.4
                                         ---------------------      --------------------
               Other:
                 DST (ii)                            16.5                       17.9
                 Other                               (7.9)                      (7.1)
                                         ---------------------      --------------------
                    Sub-total                         8.6                       10.8
                                         ---------------------      --------------------
               Total                           $    111.4                 $     97.2
                                         =====================      ====================


     (i) Janus net income is reported after minority interest of approximately $19.0 and $0.2 million for the three months ended March 31, 2001 and 2002, respectively.

     (ii) Stilwell's investment in DST is held by SMI.

     (iii)SMI and Berger's net income is reported after minority interest of approximately $0.4 million for the three months ended March 31, 2002.

          Assets under management as of March 31, 2001, December 31, 2001 and March 31, 2002 were as follows (in billions):

                                                       March 31,             December 31,            March 31,
                                                          2001                   2001                   2002
                                                     ---------------       -----------------       ---------------
       Janus:
         Janus Advised Funds:
           Janus Investment Fund                       $  126.1                $  107.9              $  102.8
           Janus Aspen Series                              18.8                    18.3                  18.1
           Janus Adviser Series                             2.2                     3.9                   4.3
           Janus Money Market Funds                        13.7                    18.8                  16.5
           Janus World Funds Plc                            3.0                     3.3                   3.5
                                                     ---------------       -----------------       ---------------
             Total Janus Advised Funds                    163.8                   152.2                 145.2

         Janus Sub-Advised Funds and Private
           Accounts                                        34.3                    30.0                  28.4
                                                     ---------------       -----------------       ---------------
              Total Janus                                 198.1                   182.2                 173.6
                                                     ---------------       -----------------       ---------------
       Berger:

         Berger Funds                                       5.1                     6.0                   6.7
         INTECH                                                                                           6.0
         Bay Isle                                                                   1.1                   1.2
         Berger Sub-Advised Funds and Private
           Accounts                                         1.4                     1.5                   1.7
                                                     ---------------       -----------------       ---------------

              Total Berger                                  6.5                     8.6                  15.6
                                                     ---------------       -----------------       ---------------
       Nelson                                               1.3                     1.4                   1.3
                                                     ---------------       -----------------       ---------------
         Total Assets Under Management                 $  205.9                $  192.2              $  190.5
                                                     ===============       =================       ===============

          The Company earned $97.2 million in first quarter 2002, a decline of 13% compared to $111.4 million in first quarter 2001. This decrease is primarily attributable to lower revenues as a result of lower asset under management levels, and additional interest expense associated with Stilwell's funding of the purchases of JCC common stock during 2001. Average assets under management decreased 23% compared to prior year's first quarter (from $246.6 billion to $188.8 billion), contributing to a $120.2 million (27%) decline in revenues and a $44.8 million (25%) decrease in operating income. Stilwell reported higher operating margins in first quarter 2002 compared to first quarter 2001 (to 42.0% from 40.8%), as downward pressures expected on revenues due to the lower level of assets under management were offset by a 28% decline in operating expenses in first quarter 2002 compared to 2001 (to $190.3 million from $265.7 million).

          Stilwell's equity in net earnings of DST increased 9% during first quarter 2002 versus first quarter 2001, continuing the growth trends experienced by DST over the last several quarters.

        JANUS AND BERGER

          Assets under management for Janus and Berger totaled $189.2 billion at March 31, 2002, a 1% decrease from December 31, 2001 and an 8% decrease from March 31, 2001. The decline in assets under management during first quarter 2002 reflects market depreciation of $3.6 billion and net cash outflows of $4.0 billion, partially offset by additional assets of approximately $6.0 billion from Berger's acquisition of INTECH. Average assets under management for Janus and Berger during first quarter 2002 totaled approximately $187.5 billion compared to $185.0 billion in fourth quarter 2001 and $245.2 billion in first quarter 2001. See the brief discussions of Janus and Berger separately below.

          Investment management fees for Janus and Berger decreased 27% in first quarter 2002 compared to first quarter 2001, reflecting the decrease in average assets under management. Aggregate investment management fees for first quarter 2002 totaled approximately 58 basis points of average assets under management compared to approximately 60 basis points in first quarter 2001. The decline in basis points reflects a change in the composition of assets under management, partially attributable to the addition of institutionally-based INTECH LLC assets. Shareowner servicing fees and other revenues decreased $22.9 million compared to prior year's first quarter, primarily due to declines in assets under management.

          Operating margins for Janus and Berger increased to 43.6% from 42.8% in first quarter 2001. Operating expenses totaled $181.9 million for the three months ended March 31, 2002 compared to $253.4 million in the prior year quarter. Operating expenses with notable decreases quarter-to-quarter included the following items: i) compensation, primarily related to reduced investment performance-based incentive compensation, partially offset by approximately $3.5 million in severance costs associated with a Janus work force reduction during first quarter 2002; ii) third party concession fees resulting from a lower level of assets distributed through these arrangements; iii) marketing costs as promotion efforts were scaled back to reflect the current operating, market and performance environment; and iv) depreciation and amortization due to reduced capital expenditures over the last two years.

          A brief discussion of significant Janus and Berger items during the quarter ended March 31, 2002 follows:

     Janus
     -----
     Janus revenues are largely dependent on the total value and composition of assets under management, which are primarily invested in domestic and international equity and debt securities. During the three months ended March 31, 2002, assets under management decreased by $8.6 billion due to market depreciation of $3.8 billion and net cash outflows of $4.8 billion. The net outflows consisted of approximately $2.5 billion of money market funds, with the remaining $2.3 billion reflecting outflows in Janus' retail funds partially offset by net sales in the Janus Adviser Series, Janus World Funds and Janus Aspen Series. Janus shareowner accounts totaled 5.4 million as of March 31, 2002. Although revenues were lower in first quarter 2002 compared to 2001, operating margins improved during first quarter 2002 due to Janus' efforts to control operating expenses.


     Berger
     ------
     Berger assets under management increased by $7.0 billion during the three months ended March 31, 2002, reflecting $6.0 billion from the acquisition of INTECH, net sales of $0.7 billion and market appreciation of $0.3 billion. Berger's acquisition of INTECH, continued ability to produce net cash inflows for the value products, and growth in shareowner accounts to more than 274,000, reflect the results of Berger's efforts to broaden its product platform. These efforts also produced a 24% increase in revenues and an increase in Berger's operating margin quarter-to-quarter.


     NELSON, DST AND OTHER

     Nelson's assets under management in British pounds increased to (pound)932 million as of March 31, 2002, from (pound)915 million as of December 31, 2001 and (pound)884 million as of March 31, 2001. The number of Nelson's shareowner accounts grew approximately 7% since March 31, 2001. Nelson's earnings were essentially breakeven for the first quarter of 2002 versus a net loss of $1.0 million in prior year's first quarter. This improvement reflects revenue growth and reduced costs quarter-to-quarter. Nelson continues its ongoing efforts to expand its existing operations and develop products and services that complement its core business. The Company expects that during this phase of Nelson's development, Nelson will operate at a loss as the rate of growth in expenses will exceed that of revenues (primarily due to increases in the number of employees, technology infrastructure development and marketing efforts). These losses, however, are not expected to have a material impact on Stilwell's results of operations or financial position.

          First quarter 2002 equity earnings from DST were $19.4 million versus $17.8 million in first quarter 2001. This improvement was primarily attributable to higher earnings in DST's financial services segment. Consolidated DST revenues increased 15% largely due to the inclusion of revenue from EquiServe, in which DST acquired controlling ownership on March 30, 2001. Revenues also increased due to a higher number of shareowner accounts serviced (totaling 78.4 million at March 31, 2002 versus 75.6 million at December 31, 2001 and 73.5 million at March 31,
     2001). Consolidated DST operating margins declined during the three months ended March 31, 2002 due to the inclusion of EquiServe during 2002.

          Interest expense increased by $8.4 million quarter-to-quarter primarily as a result of accrued interest on Stilwell's Senior Notes, accreted interest on the Convertible Notes, and amortization of debt issue costs paid in connection with the Convertible Notes.


     STILWELL TRENDS AND OUTLOOK

          Stilwell's earnings and cash flows are heavily dependent on prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equity markets, can have a material impact on Stilwell's results of operations, financial condition and cash flows.

          Additionally, Stilwell results are affected by the relative performance of Janus, Berger and Nelson products, introduction and market reception of new products and the closing of existing funds to new investors, as well as other factors, including, but not limited to, increases in the rate of return of alternative investment products, increasing competition as the number of mutual funds continues to grow, and changes in marketing and distribution channels. The growth rates of Stilwell's subsidiaries and equity investments have varied from year-to-year, and management does not expect the high average growth rates sustained in the late 1990's to be repeated in the foreseeable future.

          Due to the downturn in the financial equity markets and weak Janus investment performance during the second half of 2000 and all of 2001, Stilwell's assets under management declined from levels experienced during recent prior years. Average assets under management for the three months ended March 31, 2002 were $188.8 billion and assets under management at March 31, 2002 totaled $190.5 billion. Average assets under management can fluctuate based on fund flows and changes in the market value of funds and accounts managed by Janus, Berger or Nelson. Accordingly, revenues during 2002 are expected to decrease from the comparable 2001 periods to the extent that the markets continue to be unfavorable to equity growth investors and result in declines in assets under management. A decrease in revenues could result in lower operating income and net income.

          Operating margins in first quarter 2002 increased from levels experienced throughout 2001. However, management expects that Stilwell will continue to experience margin pressures as the various subsidiaries strive to ensure that the operational and administrative infrastructure continues to meet the high standards of quality and service historically provided to investors. In addition, as discussed in "Recent Developments" above, compensation costs will increase as a result of the equity grants at Janus that occurred on April 1, 2002.

          Stilwell expects to continue to participate in the earnings or losses from its DST investment.

      LIQUIDITY AND CAPITAL RESOURCES

      Summary cash flow data is as follows (in millions):

                                                                 Three months ended March 31,
                                                            ---------------------------------------
                                                                 2001                    2002
                                                            ----------------         --------------
Cash flows provided by (used for):
    Operating activities                                       $  150.0                $  130.3
    Investing activities                                         (238.7)                  (45.0)
    Financing activities                                           59.8                   (27.1)
                                                            ----------------         --------------
      Net increase (decrease)                                     (28.9)                   58.2
      At beginning of year                                        364.3                   236.7
                                                            ----------------         --------------
      At end of period                                         $  335.4                $  294.9
                                                            ================         ==============

          During the three months ended March 31, 2002, the Company's consolidated cash position increased $58.2 million from December 31, 2001. This increase resulted primarily from earnings, partially offset by funds used for investment in INTECH and distributions to minority stockholders.

          Net operating cash inflows for the three months ended March 31, 2002 were $19.7 million lower than comparable 2001. This decrease was chiefly attributable to lower net income, partially offset by changes in working capital and other items (e.g., in 2001, cash was used to fund ss.83(b) (of the Internal Revenue Code) payments for JCC employees as described in Note 10 to the consolidated financial statements as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

          Net investing cash outflows were $45.0 million during the three months ended March 31, 2002 compared to $238.7 million during the comparable 2001 period. In the first quarter 2002, the cash outflows related primarily to the purchase of INTECH, while the outflows in the first quarter of 2001 were largely attributable to the purchase of 199,042 shares of JCC common stock from various minority stockholders.

          Through March 31, 2002, financing cash outflows reflect $23.5 million in distributions to minority stockholders of consolidated subsidiaries compared to $43.8 million during the three months ended March 31, 2001. In the first quarter 2001, financing cash inflows reflect a $100 million borrowing under the credit facility in connection with the purchase of shares of JCC common stock from various minority stockholders. This amount was repaid in early April 2001.

          The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 2002. Cash flows from operations are expected to continue during the remainder of 2002 from positive operating income, which has historically resulted in favorable operating cash flows. Based on activity in first quarter 2002, the Company expects that deferred commission payments will be at similar levels to that experienced in 2001 Capital expenditure levels are expected to be lower than in 2001, largely due to the extensive infrastructure efforts at Janus during 1998 through 2000. Additionally, as discussed in "Significant Developments" above, the Company has the right to make additional investments in INTECH LLC, which could require the use of up to approximately $50 million during the first half of 2003.

          The Company has a working capital deficit at March 31, 2002 of $356.5 million. As discussed in "Recent Developments" above, Stilwell completed the Convertible Notes offering on April 30, 2001. The Convertible Notes, which resulted in gross proceeds to Stilwell of approximately $690 million, are classified as current liabilities in the consolidated condensed balance sheet as of March 31, 2002 because holders could require Stilwell to repurchase the Convertible Notes on April 30, 2002. Pursuant to the terms of the Convertible Notes, on April 30, 2002, holders put to Stilwell approximately $820.7 million of the Convertible Notes (approximately $614.5 million of accreted value). Stilwell funded the purchase of the Convertible Notes with $344.5 million in cash and $270.0 million through borrowings under its Facilities (as defined below).

          Stilwell may require additional capital sooner than anticipated to the extent that Stilwell's operations do not progress as anticipated. Stilwell would expect to obtain any additional financing for general corporate purposes from capital market or third party financing sources.

          In December 2000, Stilwell and Janus arranged $600 million in credit facilities - a $300 million 364-Day Competitive Advance and Revolving
     Credit Facility ("364-Day Facility") and a $300 million Five-Year Competitive Advance and Revolving Credit Facility ("Five-Year Facility") (collectively, the "Facilities"). The Facilities contain a number of covenants that could restrict maximum utilization of the Facilities, or the ability of the Company to issue securities that are currently available for issuance under the Company's Shelf Registration referred to below, including various financial covenants such as a specified financing leverage, minimum net worth, minimum unencumbered liquidity, a fixed charge coverage and minimum average assets under management. Stilwell and Janus were in compliance with the various provisions of the Facilities, including the financial covenants, as of March 31, 2002. Neither Janus nor Stilwell had borrowings under the Facilities at March 31, 2002; however, see discussion above regarding the Company's use of the Facilities to partially fund the retirement of the Convertible Notes.

          Pursuant to a provision included in the Facilities, if Stilwell's average assets under management over a rolling three-month period were to fall below $180 billion, but remain above $170 billion, the aggregate amount available under the Facilities would be reduced to $500 million. If the average assets under management were to fall below $170 billion, but remain above $150 billion, the Facilities would be reduced to $400 million. If the average assets under management were to fall below $150 billion, the Facilities would be reduced to $300 million. Further, Stilwell would be required to repay portions of amounts borrowed under the Facilities in excess of the reduced credit availability amount. Prior to expiration of the Facilities, Stilwell expects to either renew the existing arrangement or negotiate a new facility.

          The Company issued a new Shelf Registration Statement ("Shelf Registration"), which supersedes Stilwell's previous shelf registration statement and provides for the issuance from time to time of up to $800 million in aggregate issue price of the Company's common stock, preferred stock and debt securities. The Shelf Registration was declared effective by the Securities and Exchange Commission on April 25, 2002. As of May 14, 2002, the full $800 million of securities are available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Facilities.

          In July 2000, the Company announced a $1 billion stock repurchase program to be completed over a period of two years. On May 9, 2002, the Company extended the program an additional two years to expire on July 25, 2004. The Company did not repurchase any shares during 2001 or first quarter 2002. As of March 31, 2002, the Company had repurchased approximately 7.2 million shares of its common stock for a total cost of approximately $323.3 million. The Company anticipates funding future repurchases with cash flow from operations and may consider additional financing alternatives for these purposes.

--------------------------------------------------------------------------------

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, other than as described below.

     Interest Rate Sensitivity
     -------------------------

          In February 2002, Stilwell entered into a receive-fixed, pay-float interest rate exchange agreement with a major investment bank with respect to Stilwell's $400 million senior notes due November 1, 2006 ("Senior Notes"). Under the agreement, Stilwell will receive from the counterparty a fixed 7% rate on $400 million and Stilwell will pay the counterparty based on the six month LIBOR rate (set in arrears) plus 178 basis points. Stilwell has designated the interest rate exchange as a hedge that qualifies for the "shortcut" method for fair value hedges pursuant to Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and the hedge meets the prerequisites for the assumption of no ineffectiveness under FAS
     133. The effect of the exchange agreement is to increase the Company's exposure to fluctuations in interest rates, primarily to the six month LIBOR rate.

          For example, as of March 31, 2002, the six month LIBOR rate was 2.33%. Assuming the agreement had been entered into on January 1, 2002, under the exchange agreement, Stilwell would have paid to the counterparty a rate of 4.11% and would have received a rate of 7%, resulting in a net gain to Stilwell of 2.89%, or approximately $2.9 million during the quarter. Stilwell is required to pay to the holders of the Senior Notes an amount equal to $7.0 million per quarter. Accordingly, the net interest cost to Stilwell during the quarter would have been $4.1 million under this hypothetical scenario.

          A one percentage point increase in the six month LIBOR rate would result in a $1 million increase in the net interest cost to Stilwell, while a one percentage point decrease in the six month LIBOR rate would result in a $1 million decrease in the net interest cost to Stilwell.

     PART II - OTHER INFORMATION

     Item 1.           Legal Proceedings

          The Company has had no significant changes in any legal proceedings from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.





     Item 6.           Exhibits and Reports on Form 8-K

          a)   Exhibits

          Exhibit 4.1 -     Officers' Certificate pursuant to the Indenture for
                            Senior Debt Securities, dated November 6, 2001, is hereby incorporated by reference from Exhibit 4.1 to the Stilwell Financial Inc. Current Report on Form
                            8-K, dated April 5, 2002

          Exhibit 4.2 -     Liquid Yield Option(TM)Notes due 2031, Form Of First
                            Supplemental Indenture Dated as of April 30, 2002,
                            Supplement to Indenture dated as of April 30, 2001 between Stilwell Financial Inc. and JPMorgan Chase
                            Bank, is hereby incorporated by reference from
                            Exhibit 4.1 to the Stilwell Financial Inc. Current
                            Report on Form 8-K, dated April 30, 2002



          b)   Reports on Form 8-K

          On January 11, 2002, the Company filed a Current Report on Form 8-K, dated November 9, 2001, under Item 2, to provide the pro forma financial information reflecting the various purchases of shares of Janus Capital Corporation common stock during 2001.

          On March 28, 2002, the Company furnished a Current Report on Form 8-K, dated March 28, 2002, to report the following items: a) that Stilwell elected to finance any zero-coupon convertible notes due April 30, 2031 (the "Convertible Notes") that are tendered for purchase on April 30, 2002, in cash; b) that Stilwell agreed to sell 7.875% senior notes totaling $137.5 million; and c) that Stilwell had provided a notice to the holders of the Convertible Notes in connection with the proposed purchase, in cash, of any Convertible Notes tendered for purchase on April 30, 2002.

     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: May 15, 2002




                             Stilwell Financial Inc.


                        by:   /s/ Daniel P. Connealy
                             -----------------------------
                               Daniel P. Connealy
                   Vice President and Chief Financial Officer
                          (Principal Financial Officer)



                          by: /s/ Douglas E. Nickerson
                              ----------------------------
                              Douglas E. Nickerson
                    Vice President, Controller and Treasurer
                         (Principal Accounting Officer)