Form 10-Q
period 2002-06-30
STILWELL FINANCIAL INC
filed 2002-08-14
CIK 1065865

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


                                 Not applicable
         Former name, former address and former fiscal year, if changed since last report.)

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

          Class                                     Outstanding at July 31, 2002
--------------------------------------------------------------------------------

Common Stock, $0.01 per share par value                     222,414,412 Shares
--------------------------------------------------------------------------------

                             STILWELL FINANCIAL INC.

                                    Form 10-Q

                                  June 30, 2002

                                      Index

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

     Introductory Comments                                                     1

     Consolidated Condensed Balance Sheets -
         December 31, 2001 and June 30, 2002                                   2

     Consolidated Condensed Statements of Income -
         Three and Six months ended June 30, 2001 and 2002                     3

     Consolidated Condensed Statements of Cash Flows -
         Six months ended June 30, 2001 and 2002                               4

     Consolidated Condensed Statements of Changes in Stockholders' Equity -
         Year ended December 31, 2001 and Six months ended June 30, 2002       5


     Notes to Consolidated Condensed Financial Statements                      6

                  Computation of Basic and Diluted Earnings per share          7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         31


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  32

Item 4.    Submission of Matters to a Vote of Security Holders                32

Item 6.    Exhibits and Reports on Form 8-K                                   33


SIGNATURES                                                                    34
----------

                             STILWELL FINANCIAL INC.

                                    FORM 10-Q

                                  JUNE 30, 2002


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


INTRODUCTORY COMMENTS

     The Consolidated Condensed Financial Statements included herein have been prepared by Stilwell Financial Inc. (the "Company" or "Stilwell"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year 2002.

                             STILWELL FINANCIAL INC.
                      Consolidated Condensed Balance Sheets
               (Dollars in Millions, except per share information)
                                   (Unaudited)

                                                                      December 31, 2001          June 30, 2002
                                                                    ----------------------     -----------------
Assets
Current assets:
 Cash and cash equivalents                                                $    236.7             $     69.5
 Accounts receivable                                                           128.5                  122.6
 Investments in advised funds                                                   31.0                   25.6
 Other current assets                                                           81.9                   51.5
                                                                         ---------------        ---------------
       Total current assets                                                    478.1                  269.2

Investments                                                                    508.7                  552.3
Property and equipment (net of $93.5 and $113.5 accumulated
    depreciation and amortization, respectively)                                92.9                   84.2
Intangibles and other assets, net                                            1,273.3                1,326.6
Goodwill, net                                                                1,038.6                1,115.1
                                                                         ---------------        ---------------
       Total assets                                                       $  3,391.6             $  3,347.4
                                                                         ===============        ===============

Liabilities and stockholders' equity
Current liabilities:
 Current portion of long-term debt                                        $    694.7             $    150.0
 Accounts and wages payable                                                     42.5                   20.5
 Accrued compensation and benefits                                              56.3                   43.5
 Accrued liability to third party administrators                                18.7                   15.3
 Other accrued liabilities                                                      68.7                   39.2
 Deferred acquisition liability                                                                        43.6
                                                                         ---------------        ---------------
       Total current liabilities                                               880.9                  312.1

Other liabilities:
 Long-term debt                                                                399.5                  767.0
 Deferred income taxes                                                         679.9                  663.1
 Other liabilities                                                              44.7                   42.8
                                                                         ---------------        ---------------
       Total liabilities                                                     2,005.0                1,785.0
                                                                         ---------------        ---------------
Minority interest in consolidated subsidiaries                                  23.3                   11.5
                                                                         ---------------        ---------------

Stockholders' equity:
  Preferred stock ($1.00 par, 10,000,000 shares
    authorized, none issued)
 Common stock ($0.01 par, 1,000,000,000 shares authorized; 224,790,650 shares issued; 222,101,350 and 222,409,651 shares
    outstanding, respectively)                                                   2.2                    2.2
 Additional paid-in capital
 Retained earnings                                                           1,285.3                1,484.7
 Accumulated other comprehensive income                                         75.8                   64.0
                                                                         ---------------        ---------------
       Total stockholders' equity                                            1,363.3                1,550.9
                                                                         ---------------        ---------------
       Total liabilities and stockholders' equity                         $  3,391.6             $  3,347.4
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

                             STILWELL FINANCIAL INC.
                   Consolidated Condensed Statements of Income
               (Dollars in Millions, except per share information)
                                   (Unaudited)


                                                                        Three months                        Six months
                                                                       ended June 30,                     ended June 30,
                                                                ----------------------------       -----------------------------
                                                                   2001            2002               2001             2002
                                                                ------------    ------------       ------------     ------------
Revenues:
     Investment management fees                                   $ 337.8         $ 256.7            $ 705.6          $ 527.2
     Shareowner servicing fees                                       58.2            39.7              122.3             82.5
     Other                                                           15.5            14.0               32.1             29.0
                                                                ------------    ------------       ------------     ------------
          Total                                                     411.5           310.4              860.0            638.7
                                                                ------------    ------------       ------------     ------------

Operating expenses:
     Compensation                                                    80.5            80.5              179.8            151.3
     Marketing and promotion                                         25.6            13.6               50.0             25.7
     Third party concession fees                                     61.7            48.5              127.7             97.9
     Depreciation and amortization                                   32.1            17.7               57.0             35.5
     Professional services                                           12.2            12.3               24.8             20.1
     Other                                                           31.3            29.8               68.9             62.2
     Severance, facility closing and other costs                     39.4                               40.3
                                                                ------------    ------------       ------------     ------------
          Total                                                     282.8           202.4              548.5            392.7
                                                                ------------    ------------       ------------     ------------

Operating income                                                    128.7           108.0              311.5            246.0

Equity in earnings of unconsolidated affiliates                      24.4            17.7               42.2             37.1
Interest expense                                                     (9.8)          (13.4)             (14.8)           (26.8)
Other, net                                                            6.3             2.6               13.1              5.6
                                                                ------------    ------------       ------------     ------------
          Income before taxes and minority interest                 149.6           114.9              352.0            261.9


Income tax provision                                                 51.3            40.7              123.5             89.9
Minority interest in consolidated earnings                            7.9             0.5               26.7              1.1
                                                                ------------    ------------       ------------     ------------
Net income                                                        $  90.4         $  73.7            $ 201.8          $ 170.9
                                                                ============    ============       ============     ============

Per Share Data (Note 3):
    Weighted average Common shares
       outstanding (in thousands)                                 219,387         222,380            219,223          222,306

    Basic Earnings per share                                      $  0.41        $   0.33           $   0.92         $   0.77

    Weighted average Diluted Common shares
       outstanding (in thousands)                                 224,615         224,411            224,649          224,495

    Diluted Earnings per share                                    $  0.39        $   0.30           $   0.88         $   0.72




       The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.
                 Consolidated Condensed Statements of Cash Flows
                              (Dollars in millions)
                                   (Unaudited)

                                                                                       Six months ended June 30,
                                                                                    -------------------------------------
                                                                                         2001                  2002
                                                                                    --------------         --------------
Cash flows provided by (used for):
Operating activities:
    Net income                                                                        $  201.8               $  170.9
    Adjustments to net income:
       Depreciation and amortization                                                      57.0                   35.5
       Deferred income taxes                                                              29.1                   (6.6)
       Minority interest in consolidated earnings                                         26.7                    1.1
       Undistributed earnings of unconsolidated affiliates                               (42.2)                 (37.1)
       Facility closing lease and equipment charges                                       20.5
       Employee deferred compensation                                                     (2.6)                  17.9
    Deferred commissions                                                                  (2.2)                 (17.3)
    Changes in other assets                                                              (28.2)                  (5.7)
    Changes in working capital items:
       Accounts receivable                                                                35.9                   10.5
       Other current assets                                                               (8.2)                  23.9
       Accounts payable and accrued compensation payable                                 (41.6)                 (41.7)
       Other accrued liabilities                                                          40.5                  (20.4)
    Other, net                                                                             5.5                   16.5
                                                                                    --------------         --------------
         Net operating                                                                   292.0                  147.5
                                                                                    --------------         --------------

Investing activities:
    Property acquisitions                                                                (20.2)                 (10.0)
    Investments in and loans with affiliates                                            (840.9)                 (90.8)
    Sale of investments in advised funds                                                   0.2                   12.6
    Purchase of investments in advised funds                                              (4.3)                  (6.9)
    Other, net                                                                             6.1                    0.1
                                                                                    --------------         --------------
         Net investing                                                                  (859.1)                 (95.0)
                                                                                    --------------         --------------

Financing activities:
    Proceeds from issuance of long-term debt                                             915.0                  428.1
    Repayment of long-term debt                                                         (175.0)                (614.5)
    Debt issuance costs                                                                  (16.4)                  (5.3)
    Proceeds from stock plans                                                              7.4                    3.0
    Distributions to minority interest                                                   (87.1)                 (23.6)
    Dividends paid to shareholders                                                        (4.4)                  (2.2)
    Other, net                                                                             2.0                   (5.2)
                                                                                    --------------         --------------
         Net financing                                                                   641.5                 (219.7)
                                                                                    --------------         --------------

Cash and cash equivalents:
    Net increase (decrease)                                                               74.4                 (167.2)
    At beginning of year                                                                 364.3                  236.7
                                                                                    --------------         --------------
    At end of period                                                                  $  438.7               $   69.5
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

                             STILWELL FINANCIAL INC.
      Consolidated Condensed Statements of Changes in Stockholders' Equity
                              (Dollars in millions)
                                   (Unaudited)

                                                        Additional                      Accumulated other     Total
                                         Common          paid-in          Retained       comprehensive   stockholders'
                                         stock           capital          earnings           income         equity
                                         -----           -------          ---------           ------         ------
Balance at December 31, 2000             $   2.2         $    -           $   952.3       $   103.3       $ 1,057.8
 Comprehensive income:
  Net income                                                                  302.3
  Net unrealized loss on investments                                                          (23.9)
  Reclassification for gains included
     in net income                                                                             (1.6)
  Foreign currency translation
     adjustment                                                                                (2.0)
   Comprehensive income                                                                                       274.8
 Stock options and benefit plans                                               74.8                            74.8
 Common stock repurchased and
     exchanged                                                                (35.3)                          (35.3)
 Common stock dividends                                                        (8.8)                           (8.8)
                                         -----------     -----------      ------------    ------------    ------------
Balance at December 31, 2001                 2.2              -             1,285.3            75.8         1,363.3

 Comprehensive income:
  Net income                                                                  170.9
  Net unrealized loss on investments                                                          (14.8)
  Reclassification for gains included
     in net income                                                                             (0.6)
  Foreign currency translation
     adjustment                                                                                 3.6
   Comprehensive income                                                                                       159.1
 Stock options and benefit
     plans                                                                     37.5                            37.5
 Common stock dividends                                                        (9.0)                           (9.0)
                                         -----------     -----------      ------------    ------------    ------------

Balance at June 30, 2002                 $   2.2         $    -           $ 1,484.7       $    64.0       $ 1,550.9
                                         ===========     ===========      ============    ============    ============







        The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1. In the opinion of the management of Stilwell Financial Inc. (the "Company" or "Stilwell"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2001 and June 30, 2002, the results of operations for the three and six months ended June 30, 2001 and 2002 and the cash flows for the six months ended June 30, 2001 and 2002. The consolidated condensed balance sheet as of December 31, 2001 was derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

     The primary entities comprising Stilwell as of June 30, 2002 were: Janus Capital Corporation ("JCC"), a wholly-owned subsidiary; Janus Capital Management LLC ("Janus"), of which JCC owns approximately 92% (see Note
     12); Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary; Berger Financial Group LLC ("Berger"), of which SMI owns 100% of the preferred limited liability interests and approximately 88% of the regular limited liability interests; Nelson Money Managers Plc ("Nelson"), an 81% owned subsidiary; and DST Systems, Inc. ("DST"), an equity investment in which SMI holds an approximate 33% interest. Janus is the largest subsidiary of Stilwell, representing 90% of assets under management at June 30, 2002, and 91% of revenues and 86% of net income for the six months ended June 30, 2002. Stilwell's subsidiaries and affiliates are engaged in a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals.


2. The accompanying consolidated condensed financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year 2002.


3. The effect of stock options and shares under the Employee Stock Purchase Plan ("ESPP") represent the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The only adjustments that currently affect the numerator of the Company's diluted earnings per share computations include potentially dilutive securities at subsidiaries and affiliates, including unvested shares on which minority stockholders have rights to distributions.


                                           Three months ended June 30,                   Six months ended June 30,
                                      ---------------------------------------       ---------------------------------------
                                            2001                  2002                   2001                   2002
                                      -----------------      ----------------       ----------------      -----------------
                                                                (dollars in millions, except per
                                                                          share data)
Net income                              $      90.4            $      73.7            $     201.8           $     170.9
Dilutive securities at
   subsidiaries and affiliates                 (2.3)                  (7.0)                  (4.6)                 (9.6)
                                      -----------------      ----------------       ----------------      -----------------
Net income for dilutive
   computation                          $      88.1            $      66.7            $     197.2           $     161.3
                                      -----------------      ----------------       ----------------      -----------------

Weighted average Common
   shares outstanding                   219,386,862            222,379,995            219,222,867           222,305,881
 Incremental shares from assumed
   conversion of stock options
   and ESPP shares                        5,228,511              2,030,925              5,426,190             2,188,973
                                      -----------------      ----------------       ----------------      -----------------
Weighted average Diluted Common
   shares outstanding                   224,615,373            224,410,920            224,649,057           224,494,854
                                      -----------------      ----------------       ----------------      -----------------
Basic Earnings per share                $      0.41           $       0.33           $       0.92           $      0.77
                                      =================      ================       ================      =================

Diluted Earnings per share              $      0.39           $       0.30           $       0.88           $      0.72
                                      =================      ================       ================      =================


     The following weighted average of options to purchase shares of Stilwell common stock were excluded from the computation of diluted earnings per share for the respective period because the exercise prices were greater than the average market prices of the common shares:


            Three months ended June 30,             Six months ended June 30,
      -------------------------------------     --------------------------------
            2001                 2002               2001                2002
      -----------------     ---------------     ------------       -------------
          1,435,006            3,345,295           830,136           3,146,749


     The diluted earnings per share computation for the three months and six months ended June 30, 2002 exclude approximately 1.9 million shares of common stock reserved for issuance upon conversion of the zero-coupon convertible notes due 2031 (see Note 11).


4. Investments in unconsolidated affiliates accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. The Company's equity interest in DST was its primary equity investment at June 30, 2002.

     Condensed consolidated financial information for DST is shown below:

                                                              December 31, 2001              June 30, 2002
                                                              -----------------------    -----------------------
                                                                          (dollars in millions)

     Percentage ownership                                                33.0%                     33.1%
     Carrying value (a)                                           $     486.1               $     488.9
     Equity in DST net assets                                     $     486.1               $     488.9
     Fair market value (b)                                        $   1,980.0               $   1,815.8

     Financial condition:
       Current assets                                             $     604.8               $     623.7
       Non-current assets                                             2,099.2                   2,069.1
                                                                  ----------------        ------------------
        Total assets                                              $   2,704.0               $   2,692.8
                                                                  ================        ==================

       Current liabilities                                        $     471.4               $     486.6
       Non-current liabilities                                          760.2                     728.1
       Stockholders' equity                                           1,472.4                   1,478.1
                                                                  ----------------        ------------------
        Total liabilities and stockholders' equity                $   2,704.0               $   2,692.8
                                                                  ================        ==================



                                                            Three months                          Six months
                                                           ended June 30,                       ended June 30,
                                                  ---------------------------------     --------------------------------
                                                     2001(d)            2002(e)            2001 (d)          2002(e)
                                                  --------------     --------------     ---------------    -------------
       Operating results:
           Revenues (c)                             $   640.8          $   580.3          $ 1,179.5         $ 1,201.2
           Costs and expenses                       $   563.3          $   509.0          $ 1,024.3         $ 1,048.6
           Net income                               $    73.8          $    53.7          $   128.3         $   112.5


(a) Excludes goodwill related to Stilwell's investment in DST totaling $106.0 million at June 30, 2002.
(b)  Based on DST's closing price on the New York Stock Exchange.
(c) DST's reported revenues and costs and expenses, beginning January 1, 2002, are affected by DST's required adoption of Emerging Issues Task Force ("EITF") Issue No. 01-14 ("01-14"), Income Statement Characterization of Reimbursements received for "Out-of-Pocket" ("OOP") EITF Expenses Incurred. Under EITF 01-14, DST is required to record the reimbursements received for OOP expenses as revenue, and the expenses paid as a cost and expense, on an accrual basis.
(d) Net income includes after-tax gains of approximately $24.4 million from the sale of DST's portfolio accounting business and sales of marketable securities.
(e) Net income includes after-tax income of $1.6 million, primarily related to sales of marketable securities and a gain from the sale of a DST Output presort location, partially offset by costs related to facility consolidations within DST's Output Solutions Segment.

5. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with an initial maturity of generally three months or less, including investments in money market mutual funds, to be cash equivalents. Cash and cash equivalents of Janus (totaling $60.5 million and $45.1 million at June 30, 2001 and 2002, respectively) are generally used to fund its operations and to pay dividends.

     Cash paid for income taxes and interest is summarized as follows (in millions):

                                                       Six months
                                                     ended June 30,
                                            --------------------------------
                                                2001                 2002
                                            ------------          ----------
        Interest paid (a)                    $      9.3           $     13.5
        Income taxes paid                    $     70.9           $     95.7

(a) This total does not include the amortization associated with debt issue costs paid by Stilwell in connection with its various debt offerings.

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

                                               Three months ended June 30,                   Six months ended June 30,
                                           ------------------------------------       ----------------------------------
                                                2001                 2002                 2001                2002
                                           ---------------      ---------------       --------------      --------------
                                                                          (dollars in
                                                                           millions)
Unrealized gain (loss) recorded in
  investments                                  $  15.5              $ (35.6)             $  (72.7)           $  (23.6)
Deferred income taxes                             (6.1)                13.7                  28.3                 8.8
                                           ---------------      ---------------       --------------      --------------
Unrealized gain (loss) recorded in
  accumulated other comprehensive income           9.4                (21.9)                (44.4)              (14.8)

Less:  reclassification adjustment for
  gains included in net income                    (0.4)                (1.3)                 (0.8)               (0.6)

Foreign currency translation adjustment           (2.5)                 3.9                  (3.4)                3.6

Net income                                        90.4                 73.7                 201.8               170.9
                                           ---------------      ---------------       --------------      --------------

Comprehensive income                           $  96.9              $  54.4              $  153.2            $  159.1
                                           ===============      ===============       ==============      ==============

     During the three and six months ended June 30, 2001, Stilwell recorded approximately $3.2 million and $6.6 million, respectively, directly to stockholders' equity representing Stilwell gains resulting from issuances of stock by Janus. During the three and six months ended June 30, 2002, Stilwell recorded approximately $22.9 million and $33.1 million, respectively, directly to stockholders' equity representing Stilwell gains resulting from issuances of stock by Janus. The shares issued by Janus were available as a result of repurchases from stockholders. Stilwell had previously recognized gains (in its Statement of Income) relating to these shares upon their initial issuance.


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

     Identified intangible assets and other assets are summarized as follows (in millions):

                                                      December 31,               June 30,
                                                         2001                      2002
                                                   ------------------        ------------------
     Mutual fund advisory contracts (1)(4)               $ 190.3                 $   268.6
     Third party advisor and distribution
         relationships (1)                                 712.1                     712.1
     Marketing-related, such as brand and
         trademark (1)(4)                                  271.1                     280.9
     Separate account relationships (2)                     17.5                      52.5
     Other identified intangible assets (3)(4)              86.0
     Accumulated amortization                              (45.4)                    (48.1)
                                                   ------------------        ------------------
               Net                                       1,231.6                   1,266.0
     Other assets, net                                      41.7                      60.6
                                                   ------------------        ------------------
               Total                                   $ 1,273.3                 $ 1,326.6
                                                   ==================        ==================


(1) Because Stilwell's initial 2001 acquisition of shares of Janus common stock occurred in late March 2001, no amortization expense was recorded during first quarter 2001. Pursuant to FAS 142, there will be no amortization related to these identified intangible assets.
(2) Because Stilwell's initial acquisition of shares of Janus common stock occurred in late March 2001, no amortization expense was recorded during first quarter 2001. All amounts were subject to amortization during the six months ended June 30, 2002 over weighted average periods of 6 to 9 years, resulting in approximately $2.3 million of amortization expense. See Note 8.
(3) Amount represents identified intangible assets recorded prior to 2001 and all were subject to amortization during 2001, resulting in amortization expense of approximately $7.4 million. However, upon adoption of FAS 142 on January 1, 2002, amounts were reclassified to other identified intangible asset components as per (4).
(4) Certain amounts related to intangible assets recorded prior to 2001 were reclassified to other identified intangible components in connection with the adoption of FAS 142.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2002 were as follows (in millions):

                Balance at January 1, 2002                       $ 1,038.6
                Goodwill acquired during the year                     76.5
                                                             -------------------
                Balance at June 30, 2002                         $ 1,115.1
                                                             ===================


     See Note 7 for information regarding the goodwill recorded in each reportable segment of the Company. The increase in identified intangible assets and goodwill during the year primarily resulted from the acquisition of INTECH by Berger on February 28, 2002 as discussed in Note 8.

     Aggregate amortization expense is expected to total approximately $1.7 million in each of the next two quarters of 2002 and total approximately $7 million in each of the next five years thereafter.

To provide a basis for comparison to current year amounts, the following tables summarize the impact of the adoption of FAS 142 on prior period amounts (in millions, except per share data):


                                                      Three months ended June 30,              Six months ended June 30,
                                                 --------------------------------------   ----------------------------------
                                                       2001                 2002                2001              2002
                                                 -----------------     ----------------   -----------------   --------------
     Reported net income                             $    90.4             $    73.7          $   201.8           $   170.9
     Identified intangible asset amortization              6.0                                      7.4
     Goodwill amortization                                 6.6                                      9.1
                                                 -----------------     ----------------   -----------------   --------------
     Adjusted net income                             $   103.0             $    73.7          $   218.3           $   170.9
                                                 =================     ================   =================   ==============

                                                      Three months ended June 30,               Six months ended June 30,
                                                 --------------------------------------   ----------------------------------
                                                       2001                 2002                2001              2002
                                                 -----------------     ----------------   -----------------   --------------
   Basic Earnings per share:
     Reported net income                             $    0.41            $     0.33         $     0.92          $     0.77
     Identified intangible asset amortization             0.03                                     0.03
     Goodwill amortization                                0.03                                     0.04
                                                 -----------------     ----------------   -----------------   --------------
     Adjusted net income                             $    0.47            $     0.33         $     0.99          $     0.77
                                                 =================     ================   =================   ==============

                                                      Three months ended June 30,               Six months ended June 30,
                                                 --------------------------------------   ----------------------------------
                                                       2001                 2002                2001              2002
                                                 -----------------     ----------------   -----------------   --------------
    Diluted Earnings per share:
     Reported net income                             $    0.39            $     0.30         $     0.88          $     0.72
     Identified intangible asset amortization             0.03                                     0.03
     Goodwill amortization                                0.03                                     0.04
                                                 -----------------     ----------------   -----------------   --------------
      Adjusted net income                            $    0.45            $     0.30         $     0.95          $     0.72
                                                 =================     ================   =================   ==============


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

Summarized financial information concerning the segments for the three months ended June 30, 2001 and 2002 is provided in the following tables (in millions):

                                                         Three months ended June 30, 2001
                                                ------------------------------------------------
                                                                     Nelson,
                                                   Janus and         DST and      Consolidated
                                                     Berger           Other         Stilwell
                                                    -------          --------      ----------
            Revenues                              $     406.7       $     4.8    $     411.5

            Operating expenses                          260.3            22.5          282.8
                                                  -----------       ---------    -----------

            Operating income (loss)                     146.4           (17.7)         128.7

            Equity earnings of
              unconsolidated affiliates                                  24.4           24.4
            Interest expense                             (0.9)           (8.9)          (9.8)
            Other, net                                    1.5             4.8            6.3
                                                  -----------       ---------    -----------
               Pretax income                            147.0             2.6          149.6
            Income tax provision (benefit)               54.7            (3.4)          51.3
            Minority interest                             8.1            (0.2)           7.9
                                                  -----------       ---------    -----------

            Net income                            $      84.2       $     6.2    $      90.4
                                                  ===========       =========    ===========



                                                         Three months ended June 30, 2002
                                                  ---------------------------------------------
                                                                     Nelson,
                                                   Janus and        DST and       Consolidated
                                                     Berger           Other         Stilwell
                                                   ---------         -------       ---------
            Revenues                              $     304.8       $     5.6    $     310.4

            Operating expenses                          194.1             8.3          202.4
                                                   -----------      ---------    -----------

            Operating income (loss)                     110.7            (2.7)         108.0

            Equity earnings of
              unconsolidated affiliates                                  17.7           17.7
            Interest expense                             (2.6)          (10.8)         (13.4)
            Other, net                                    1.7             0.9            2.6
                                                    -----------      ---------   -----------
               Pretax income                            109.8             5.1          114.9
            Income tax provision (benefit)               44.9            (4.2)          40.7
            Minority interest                             0.5                           0.5
                                                    -----------      ----------  -----------

            Net income                            $      64.4       $     9.3    $      73.7
                                                    ===========      =========   ===========


     Summarized financial information concerning the segments for the six months ended June 30, 2001 and 2002 is provided in the following tables (in millions):

                                                         Six months ended June 30, 2001
                                                 --------------------------------------------
                                                                     Nelson,
                                                    Janus and        DST and      Consolidated
                                                      Berger          Other         Stilwell
                                                   ---------         --------      ----------
            Revenues                               $     849.9       $    10.1    $     860.0

            Operating expenses                           513.7            34.8          548.5
                                                   -----------       ---------    -----------

            Operating income (loss)                      336.2           (24.7)         311.5

            Equity earnings of
              unconsolidated affiliates                                   42.2           42.2
            Interest expense                              (0.9)          (13.9)         (14.8)
            Other, net                                     6.1             7.0           13.1
                                                   -----------       ---------    -----------
               Pretax income                             341.4            10.6          352.0
            Income tax provision (benefit)               127.0            (3.5)         123.5
            Minority interest                             27.1            (0.4)          26.7
                                                   -----------       ---------    -----------

            Net income                             $     187.3       $    14.5    $     201.8
                                                   ===========       =========    ===========

            Total assets                           $     499.5       $ 2,088.7    $   2,588.2
            Capital expenditures                          12.8             7.4           20.2
            Goodwill, net                                                608.6          608.6

                                                         Six months ended June 30, 2002
                                                   ------------------------------------------
                                                                     Nelson,
                                                    Janus and        DST and      Consolidated
                                                      Berger          Other         Stilwell
                                                   -----------       ---------    -----------
            Revenues                               $     627.4       $    11.3    $     638.7

            Operating expenses                           376.0            16.7          392.7
                                                   -----------      ----------    -----------

            Operating income (loss)                      251.4            (5.4)         246.0

            Equity earnings of
              unconsolidated affiliates                                   37.1           37.1
            Interest expense                              (4.0)          (22.8)         (26.8)
            Other, net                                     1.1             4.5            5.6
                                                   -----------      ----------    -----------
               Pretax income                             248.5            13.4          261.9
            Income tax provision (benefit)                96.6            (6.7)          89.9
            Minority interest                              1.1                            1.1
                                                   -----------      ----------    -----------


            Net income                             $     150.8       $    20.1    $     170.9
                                                   ===========      ==========    ===========

            Total assets                           $     550.5       $ 2,796.9    $   3,347.4
            Capital expenditures                           9.8             0.2           10.0
            Goodwill, net                                 81.5         1,033.6        1,115.1




     The following summary provides information concerning Stilwell's principal geographic areas as of and for the six months ended June 30 (in millions):

                                                    2001         2002
                                                    ----         ----
          Revenues  (1):                          $  819.5     $  601.4
           United  States
           International  (2)                         40.5         37.3
                                                  ---------    ---------
              Total                               $  860.0     $  638.7
                                                  =========    =========

        Long-lived assets:
        United States                             $1,388.2     $2,469.1
        International (2)                             39.1         56.8
                                                  ---------    ---------
          Total                                   $1,427.3     $2,525.9
                                                  =========    =========


          (1) Revenues are attributed to countries based on location at which services are performed.
          (2)  Primarily the United Kingdom.


8. As previously disclosed, on February 28, 2002, Berger acquired a majority ownership of Enhanced Investment Technologies, Inc. ("INTECH"), and, as part of the acquisition, INTECH was converted to a limited liability company ("INTECH LLC"). INTECH LLC, which managed approximately $6 billion in assets under management at acquisition, uses a proprietary mathematical investment process for institutional and private clients.

     Berger has recorded a deferred acquisition liability for approximately $43.6 million representing Berger's discounted obligation to purchase an additional 27.5% of INTECH LLC by the end of second quarter 2003 pursuant to a put/call arrangement with the principal minority owners of INTECH LLC. Berger may also be required to make contingent payments totaling approximately $17.5 million over the next three years based on INTECH LLC meeting certain financial goals.

     The Company is in the process of completing a valuation for purposes of determining the actual allocation of purchase price for INTECH LLC, which may affect the levels of goodwill and identified intangible assets currently recorded. As of June 30, 2002, Berger recorded approximately $32 million as a separate account relationship identified intangible asset, approximately $5 million as a marketing-related identified intangible asset and approximately $55 million as goodwill. The terms of the transaction were not material to Stilwell's results of operation, financial position or cash flows as of and for the three and six months ended June 30, 2002.


9. As previously disclosed, on February 12, 2002, Stilwell entered into a receive-fixed, pay-floating interest rate exchange agreement with a major investment bank with respect to Stilwell's $400 million 7% senior notes due November 1, 2006 ("7% Senior Notes"). Stilwell will receive from the counterparty a fixed 7% rate on $400 million, and Stilwell will pay the counterparty based on the six month LIBOR rate (set in arrears) plus 178 basis points. Stilwell has designated the interest rate exchange as a hedge that qualifies for the "shortcut" method for fair value hedges pursuant to Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and the hedge meets the prerequisites for the assumption of no ineffectiveness under FAS
     133. The agreement increases the Company's exposure to changes in interest rates.

     The effect of the hedge for the three and six months ended June 30, 2002 was to reduce interest expense by approximately $3.5 million and $5.0 million, respectively, as a result of a lower floating rate cost compared to the 7% fixed rate being received by the Company under the exchange agreement. In addition, long-term debt increased by approximately $6.9 million as of June 30, 2002 and an offsetting exchange contract asset was recorded to reflect the change in the fair value of the exchange agreement.

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

     The following table summarizes the activity related to these various non-recurring items during the six months ended June 30, 2002 (in millions):

                              December 31, 2001     Reductions        June 30, 2002
                              -----------------  ---------------    ----------------
 Severance                     $      1.6        $     (1.6)          $    -
 Lease and related costs             24.4              (3.8)              20.6
 Fund shareowner proxy costs         11.9             (11.9)               -
                               ----------        -----------          ----------
    Total                      $     37.9        $    (17.3)          $   20.6
                               ==========        ===========          ==========

     Of the remaining balance, approximately $7.4 million is included as current other liabilities and approximately $13.2 million is included as non-current other liabilities in the consolidated condensed balance sheet at June 30, 2002. The lease terms generally expire between 2007 and 2010.


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

     Prior to receiving the repurchase notices from the holders of the Convertible Notes, Stilwell announced its intention to add a 3% cash interest payment on the face of the Convertible Notes over the next two years (to be paid semi-annually beginning on October 30, 2002). For the Convertible Notes that remained outstanding, Stilwell will pay this cash interest to holders of record 15 days prior to the scheduled payment dates. The other terms of the Convertible Notes remain materially the same.


12. As previously disclosed, on April 1, 2002, Stilwell completed the transfer of the business and operations of Janus Capital Corporation to a limited liability company named Janus Capital Management LLC. Concurrent with this transfer of business and operations, approximately 6.2% of the shares of the limited liability company were issued to key Janus employees. The issuance of ownership to Janus employees was accomplished through two grants. The first grant was a special, one-time share grant equivalent to 5% of Janus, all of which vests at the end of seven years and includes the opportunity for accelerated vesting (either 20% or 33% annually) when Janus meets defined performance targets. The second grant represented the customary long-term incentive component of the employees' annual compensation package and will vest at the end of five years, with opportunities for acceleration similar to the shares for the one-time grant. All vesting is subject to continued employment by Janus.

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

     After issuance of the shares of the limited liability company, Stilwell owns approximately 92% of Janus, with Janus employees owning the remaining 8% of the company. The Company is applying fixed accounting under generally accepted accounting principles for the grants of shares and recognizing a pro rata amount of compensation expense for each year during the vesting period - approximately $35 million annually for the one-time grant and approximately $14 million annually for the long-term incentive grant. Because the grants of shares represent profits interests, that are considered to have a value of zero for tax purposes, a tax deduction is not available to the Company with respect to this compensation expense.

     The exchange of the Janus Capital Corporation common stock for limited liability shares terminated the change of control put rights held by various Janus minority stockholders pursuant to various purchase and restriction agreements.


13. As previously disclosed, on April 5, 2002, the Company issued $158.1 million of 7.875% senior notes due April 15, 2032 ("Retail Notes"). The Retail Notes were offered in $25 increments to individual investors through a network of financial professionals and are listed on the New York Stock Exchange under the symbol "SVQ." The Retail Notes are not callable for five years; thereafter, the Retail Notes are callable at any time, in whole or in part, at par plus accrued and unpaid interest. The Retail Notes pay interest quarterly beginning on July 31, 2002. The Company received approximately $153.1 million after underwriter discount and certain offering expenses. The proceeds were used to fund a portion of the Convertible Notes that were retired on May 1, 2002 (see Note 11).


14. In April 2002, the Company filed with the Securities and Exchange Commission ("SEC") a Shelf Registration Statement ("Shelf Registration"), which supersedes Stilwell's previous shelf registration statement and provides for the issuance from time to time of up to $800 million in aggregate issue price of the Company's common stock, preferred stock and debt securities. The Shelf Registration was declared effective by the SEC on April 25, 2002. See Note 15 regarding an issuance under the Shelf Registration. As of August 13, 2002, approximately $600 million of securities are available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Company's credit facilities.


15. On July 1, 2002, the Company issued $200.0 million of 7.75% senior notes due June 15, 2009 ("7.75% Senior Notes") under the Shelf Registration. The 7.75% Senior Notes are non-callable and pay interest semi-annually on June 15 and December 15, beginning December 15, 2002. The Company received approximately $196.3 million after underwriter discount and certain offering expenses. The Company used approximately $185.0 million from the proceeds to retire indebtedness under the credit facilities.

16. On July 1, 2002, Thomas H. Bailey resigned as president and chief executive officer of Janus. Mr. Bailey remains chairman of the board of trustees of the Janus funds, a position he has held since launching Janus Fund in 1969. In this capacity, he will continue working as a trustee of the funds, focusing primarily on reviewing and monitoring fund performance. The remaining five members of Janus' management committee will continue to run Janus' day-to-day operations. A formal succession plan has not been adopted, and Janus and Stilwell are working together to identify a new president and chief executive officer of Janus.


17. In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires that a liability, measured initially at fair value, for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental concept of FAS 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged and previously issued financial statements shall not be restated. Stilwell expects to adopt FAS 146 for any such exit or disposal activities effective January 1, 2003.

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


      Stilwell, a Delaware corporation formed in 1998 by Kansas City Southern Industries, Inc., is a holding company for a group of businesses and investments in the financial services industry, including the following:

     o    Janus Capital Corporation ("JCC"), a wholly-owned subsidiary;
     o    Janus   Capital   Management   LLC   ("Janus"),   of  which  JCC  owns
          approximately 92%;
     o    Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary;
     o Berger Financial Group LLC ("Berger"), of which SMI owns 100% of the preferred limited liability company interests and approximately 88% of the regular limited liability company interests;
     o    Nelson Money Managers Plc ("Nelson"),  an 81% owned subsidiary;
     o DST Systems, Inc. ("DST"), an equity investment in which SMI owns an approximate 33% interest; and
     o    various other subsidiaries and equity investments.

      For purposes of segment reporting, Stilwell reports JCC (now Janus) and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell, as well as any identified intangible assets and goodwill resulting from the acquisition of subsidiaries and affiliates by Stilwell, are aggregated as a separate segment.

RECENT DEVELOPMENTS

      $200 Million Debt Offering. On July 1, 2002, the Company issued $200 million of 7.75% senior notes due June 15, 2009 ("7.75% Senior Notes") under the Shelf Registration (see "Liquidity and Capital Resources" below). The 7.75% Senior Notes are non-callable and pay interest semi-annually on June 15 and December 15, beginning December 15, 2002. The Company received approximately $196.3 million after underwriter discount and certain offering expenses. The Company used approximately $185 million from the proceeds to retire indebtedness under the credit facilities.


      Thomas H. Bailey resigns as President and Chief Executive Officer of Janus. On July 1, 2002, Thomas H. Bailey resigned as president and chief executive officer of Janus. Mr. Bailey remains chairman of the board of trustees of the Janus funds, a position he has held since launching Janus Fund in 1969. In this capacity, he will continue working as a trustee of the funds, focusing primarily on reviewing and monitoring fund performance. The remaining five members of Janus' management committee will continue to run Janus' day-to-day operations. A formal succession plan has not been adopted, and Janus and Stilwell are working together to identify a new president and chief executive officer of Janus.


SIGNIFICANT DEVELOPMENTS

      Retirement of majority of Convertible Notes. As previously disclosed, on April 30, 2001, Stilwell completed an offering of approximately $931 million principal amount at maturity of zero-coupon convertible senior notes due April 30, 2031 ("Convertible Notes"). The Convertible Notes resulted in gross proceeds to Stilwell of approximately $690 million. Pursuant to the terms of the Convertible Notes, on April 30, 2002, holders required Stilwell to repurchase $820.7 million of the Convertible Notes (approximately $614.5 million of accreted value). On May 1, 2002, Stilwell funded the purchase of the Convertible Notes with $344.5 million in cash and $270.0 million through borrowings under its credit facilities.

      Prior to receiving the repurchase notices from the holders of the Convertible Notes, Stilwell announced its intention to add a 3% cash interest payment on the face of the Convertible Notes over the next two years (to be paid semi-annually beginning on October 30, 2002). For the Convertible Notes that remained outstanding, Stilwell will pay this cash interest to holders of record 15 days prior to the scheduled payment dates. The other terms of the Convertible Notes remain materially the same.


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

      After issuance of the shares of the limited liability company, Stilwell owns approximately 92% of Janus, with Janus employees owning the remaining 8% of the company. The Company is applying fixed accounting under generally accepted accounting principles for the grants of shares and recognizing a pro rata amount of compensation expense for each year during the vesting period - approximately $35 million annually for the one-time grant and approximately $14 million annually for the long-term incentive grant. Because the grants of shares represent profits interests, that are considered to have a value of zero for tax purposes, a tax deduction is not available to the Company with respect to this compensation expense.

      The exchange of the Janus Capital Corporation common stock for limited liability shares terminated the change of control put rights held by various Janus minority stockholders pursuant to various purchase and restriction agreements.

      Berger Acquisition of INTECH. Berger acquired a majority ownership of Enhanced Investment Technologies, Inc. ("INTECH") on February 28, 2002 and, as part of the acquisition, INTECH was converted to a limited liability company ("INTECH LLC"). INTECH LLC, which managed approximately $6 billion in assets under management at acquisition, uses a proprietary mathematical investment process for institutional and private clients.

      Berger has recorded a deferred acquisition liability for approximately $43.6 million representing Berger's obligation to purchase an additional 27.5% of INTECH LLC by the second quarter 2003 pursuant to a put/call arrangement with the principal minority owners of INTECH LLC. Berger may also be required to make contingent payments totaling approximately $17.5 million over the next three years based on INTECH LLC meeting certain financial goals.

      The Company is in the process of completing a valuation for purposes of determining the actual allocation of the purchase price for INTECH LLC, which may affect the levels of goodwill and identified intangible assets currently recorded. As of June 30, 2002, Berger recorded approximately $32 million as a separate account relationship identified intangible asset, approximately $5 million as a marketing-related identified intangible asset and approximately $55 million as goodwill. The terms of the transaction were not material to Stilwell's results of operation, financial position or cash flows as of and for the three and six months ended June 30, 2002.

      Interest Rate Exchange Agreement. On February 12, 2002, Stilwell entered into a receive-fixed, pay-floating interest rate exchange agreement with a major investment bank with respect to Stilwell's $400 million 7% senior notes due November 1, 2006 ("7% Senior Notes"). Stilwell will receive from the counterparty a fixed 7% rate on $400 million and Stilwell will pay the counterparty based on the six month LIBOR rate (set in arrears) plus 178 basis points. Stilwell has designated the interest rate exchange as a hedge that qualifies for the "shortcut" method for fair value hedges pursuant to Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and the hedge meets the prerequisites for the assumption of no ineffectiveness under FAS 133. The agreement increases the Company's exposure to fluctuations in interest rates.

      The effect of the hedge for the three and six months ended June 30, 2002 was to reduce interest expense by approximately $3.5 million and $5.0 million, respectively, as a result of a lower floating rate cost compared to the 7% fixed rate being received by the Company under the exchange agreement. In addition, long-term debt increased by approximately $6.9 million as of June 30, 2002 and an offsetting exchange contract asset was recorded to reflect the change in the fair value of the exchange agreement during the quarter.



RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared with the Three Months Ended June 30, 2001

      The Company's revenues, operating income and net income were as follows (dollars in millions):

                                                  Three months ended June 30,
                                         -----------------------------------------------
                                                2001 (i)                    2002 (ii)
                                         ---------------------      --------------------
            Revenues:
               Janus and Berger:
                 Janus                         $    390.6                 $    280.7
                 SMI and Berger                      16.1                       24.1
                                         ---------------------      --------------------
                    Sub-total                       406.7                      304.8
               Other                                  4.8                        5.6
                                         ---------------------      --------------------
               Total                           $    411.5                 $    310.4
                                         =====================      ====================

            Operating income (loss):
               Janus and Berger:
                 Janus                         $    143.9                 $    107.1
                 SMI and Berger                       2.5                        3.6
                                         ---------------------      --------------------
                    Sub-total                       146.4                      110.7
               Other                                (17.7)                      (2.7)
                                         ---------------------      --------------------
               Total                           $    128.7                 $    108.0
                                         =====================      ====================

            Net income (loss):
               Janus and Berger:
                 Janus (iii)                   $     82.7                 $     62.6
                 SMI and Berger (iv)(v)               1.5                        1.8
                                         ---------------------      --------------------
                    Sub-total                        84.2                       64.4
                                         ---------------------      --------------------
               Other:
                 DST (v)                             22.5                       16.4
                 Other                              (16.3)                      (7.1)
                                         ---------------------      --------------------
                    Sub-total                         6.2                        9.3
                                         ---------------------      --------------------
               Total                           $     90.4                 $     73.7
                                         =====================      ====================


(i) Includes certain non-recurring items as follows: a) Janus recorded approximately $39.4 million ($21.6 million after minority interest and income taxes) in severance, facility closing and related costs associated with work force reductions and the closing of its Austin location in April 2001; and b) the Company recorded $8.1 million ($7.5 million after-tax) in equity earnings of DST representing Stilwell's proportionate share of DST non-recurring gains in connection with the sale of DST's portfolio accounting business and sales of marketable equity securities during second quarter 2001.

(ii) Includes a non-recurring expense of approximately $4.0 million ($2.6 million after-tax) representing legal, accounting and other professional expenses associated with the formation of Janus Capital Management LLC. In addition, the reorganization from a corporation to a limited liability company resulted in certain permanent tax effects netting to approximately $1.8 million in additional tax expense to Stilwell.

(iii)Janus net income is reported after minority interest of approximately $8.1 and $0.2 million for the three months ended June 30, 2001 and 2002, respectively.

(iv) SMI net income is reported after minority interest of approximately $0.3 million for the three months ended June 30, 2002.

(v)  Stilwell's investment in DST is held by SMI.


     Assets under management at June 30, 2001, December 31, 2001 and June 30, 2002 were as follows (in billions):

                                                        June 30,             December 31,             June 30,
                                                          2001                   2001                   2002
                                                     ---------------       -----------------       ---------------
       Janus:
         Janus Advised Funds:
           Janus Investment Fund                         $  132.3              $  107.9               $  84.8
           Janus Aspen Series (i)                            20.3                  18.3                  16.0
           Janus Adviser Series (i)                           2.8                   3.9                   4.1
           Janus Money Market Funds                          14.8                  18.8                  14.8
           Janus World Funds plc                              3.0                   3.3                   3.4
                                                     ---------------       -----------------       ---------------
             Total Janus Advised Funds                      173.2                 152.2                 123.1

         Janus Sub-Advised Funds and Private
           Accounts                                          37.9                  30.0                  22.3
                                                     ---------------       -----------------       ---------------
              Total Janus                                   211.1                 182.2                 145.4
                                                     ---------------       -----------------       ---------------
       Berger:
         Berger Funds                                         6.1                   6.0                   6.1
         INTECH LLC                                                                                       5.8
         Bay Isle                                                                   1.1                   1.1
         Berger Sub-Advised Funds and Private
           Accounts                                           1.6                   1.5                   1.8
                                                     ---------------       -----------------       ---------------
              Total Berger                                    7.7                   8.6                  14.8
                                                     ---------------       -----------------       ---------------
       Nelson                                                 1.3                   1.4                   1.3
                                                     ---------------       -----------------       ---------------

         Total Assets Under Management                   $  220.1              $  192.2               $ 161.5
                                                     ===============       =================       ===============


      The Company earned $73.7 million in second quarter 2002 compared to $90.4 million in second quarter 2001. Exclusive of the one-time items in second quarter 2001 and 2002 as discussed in notes (i) and (ii) in the earnings table above, earnings decreased approximately 25%. This decrease reflects lower revenues due to lower assets under management, a decrease in ongoing operating margin and an increase in interest expense associated with higher debt levels.

      Average assets under management decreased 21% compared to prior year's second quarter (from $223.9 billion to $177.2 billion), leading to a decline in revenues from $411.5 million to $310.4 million in second quarter 2002. The lower revenues resulted in a $20.7 million decrease in operating income quarter-to-quarter ($56.1 million, exclusive of one-time costs). Stilwell reported a higher operating margin in second quarter 2002 compared to the prior year; however, exclusive of one-time items, the operating margin decreased from 40.9% in second quarter 2001 to 36.1% in second quarter 2002. Stilwell's ability to maintain an operating margin above industry standards reflects the savings generated by Janus in connection with its increased focus on electronic shareowner servicing and reliance on technology. Exclusive of one-time gains recorded by DST, Stilwell's equity in net earnings of DST increased 9% during second quarter 2002 versus 2001, continuing the strong growth trends experienced by DST over the last several quarters.



JANUS AND BERGER

      Assets under management for Janus and Berger totaled $160.2 billion, a decrease of $29.0 billion since March 31, 2002. This decrease reflects net cash outflows of $7.3 billion and market depreciation of $21.7 billion. Compared to December 31, 2001 and June 30, 2001, assets under management have declined by approximately $30.6 billion and $58.6 billion, respectively, primarily due to market depreciation associated with the general downturn in the various markets and indices. Average assets under management for Janus and Berger during second quarter 2002 totaled approximately $175.9 billion compared to $187.5 billion in first quarter 2002 and $222.6 billion in second quarter 2001. See the brief discussions of Janus and Berger separately below.

      Investment management fees for Janus and Berger decreased 25% in second quarter 2002 compared to second quarter 2001 as a result of the decrease in average assets under management. Aggregate investment management fees, shareowner servicing fees and other revenues for the second quarter 2002 totaled approximately 70 basis points of average assets under management compared to approximately 73 basis points in second quarter 2001. The decline in basis points reflects a change in the composition of assets under management, partially attributable to the addition of institutionally-based INTECH LLC assets. Shareowner servicing fees and other revenues decreased $20.0 million compared to prior year's second quarter, primarily due to declines in assets under management.

      Operating margins for Janus and Berger (exclusive of the one-time items) decreased to 37.6% from 45.7% in second quarter 2001. Operating expenses totaled $194.1 million ($190.1 million, exclusive of one-time costs) for the three months ended June 30, 2002 compared to $260.3 million (220.9 million, exclusive of one-time costs) in the prior year quarter. The largest component of the operating expenses, compensation expense, was level with second quarter 2001, reflecting the approximate $8.6 million increase in non-cash compensation associated with the special, one-time grant of five percent of Janus' equity to key Janus employees on April 1, 2002, offset by reduced incentive compensation and a decrease in the average number of employees quarter-to-quarter. Operating expenses with notable decreases quarter-to-quarter included the following items: i) third party concession fees resulting from a lower level of assets distributed through these arrangements; ii) depreciation and amortization associated with goodwill and non-amortizable identified intangible assets pursuant to the new accounting guidelines as set forth in Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" ("FAS 142") as well as to reduced capital expenditures over the last two years; iii) marketing costs resulting from promotion efforts that were scaled back to reflect the current operating, market and performance environment; and
iv) other variable costs reflecting the decline in revenues.

      Interest expense increased by $1.7 million as a result of higher average debt balances, primarily associated with Berger's acquisition of INTECH.

      Minority interest declined by $7.6 million quarter-to-quarter, reflecting the various repurchases of vested JCC common stock by Stilwell during 2001. The April 2002 grant of Janus profits interests (as discussed in "Significant Developments" above) are not yet vested and therefore are not reflected as minority interest.

NELSON, DST AND OTHER

      Nelson reported earnings of $0.6 million for the second quarter 2002 versus a net loss of $1.3 million in prior year's second quarter.Nelson's assets under management were essentially unchanged from March 31, 2002 and were down slightly from December 31, 2001. Assets under management in British pounds actually decreased from (pound)915 million at December 31, 2001 to (pound)897 million at June 30, 2002 due to market depreciation. As a result of increased marketing and brand-awareness initiatives, the number of shareowner accounts has grown approximately 6% since June 30, 2001. This improvement reflects higher revenues and reduced costs quarter-to-quarter. Nelson continues its ongoing efforts to expand its existing operations and develop products and services that complement its core business. The Company expects that during this phase of Nelson's development, Nelson will operate at a loss because the rate of growth in expenses will exceed that of revenues (primarily due to increases in the number of employees, technology infrastructure development and marketing efforts). These losses, however, are not expected to be material to Stilwell's results of operations or financial position.

      Second quarter 2002 equity earnings from DST were $17.7 million versus $24.4 million in second quarter 2001. Exclusive of the one-time DST items in 2001 as discussed above, equity earnings from DST increased $1.4 million quarter-to-quarter. This improvement was largely attributable to higher earnings in DST's financial services segment due to improved operating margins quarter-to-quarter. Consolidated DST revenues decreased 9% due to lower demutualization and corporate actions activity, the absence of revenues associated with the Portfolio Accounting Systems unit, which was sold in June 2001, and reduced telecommunications, brokerage and trade confirmation volumes. These declines were partially offset by increased revenues resulting from a higher number of shareowner accounts serviced (totaling 80.3 million at June 30, 2002 versus 75.6 million at December 31, 2001 and 74.8 million at June 30,
2001).

      Other Stilwell operating expenses decreased over the comparable prior year quarter, primarily as a result of lower amortization expense resulting from Stilwell's adoption of FAS 142.

      Interest expense increased by $1.9 million in second quarter 2002 versus 2001 as a result of accrued interest on Stilwell's various senior debt and convertible debt offerings and higher relative interest rates, partially offset by interest costs that were incurred in second quarter 2001 associated with Stilwell's obligations to purchase shares of Janus common stock.

      Other income for second quarter 2002 decreased by $3.9 million compared to second quarter 2001 primarily due to reduced interest income from lower average cash balances and interest rates.

Six Months Ended June 30, 2002 Compared with the Six Months Ended June 30, 2001

The Company's revenues, operating income and net income were as follows (dollars in millions):

                                                   Six months ended June 30,
                                         -----------------------------------------------
                                                2001 (i)                    2002 (ii)
                                         ---------------------      --------------------
            Revenues:
               Janus and Berger:
                 Janus                         $    817.6                 $    583.2
                 SMI and Berger                      32.3                       44.2
                                         ---------------------      --------------------
                    Sub-total                       849.9                      627.4
               Other                                 10.1                       11.3
                                         ---------------------      --------------------
               Total                           $    860.0                 $    638.7
                                         =====================      ====================

            Operating income (loss):
               Janus and Berger:
                 Janus                         $    331.2                 $    244.0
                 SMI and Berger                       5.0                        7.4
                                         ---------------------      --------------------
                    Sub-total                       336.2                      251.4
               Other                                (24.7)                      (5.4)
                                         ---------------------      --------------------
               Total                           $    311.5                 $    246.0
                                         =====================      ====================

            Net income (loss):
               Janus and Berger:
                 Janus (iii)                   $    183.8                 $    146.8
                 SMI and Berger (iv) (v)              3.5                        4.0
                                         ---------------------      --------------------

                    Sub-total                       187.3                      150.8
                                         ---------------------      --------------------
               Other:
                 DST (v)                             39.0                       34.3
                 Other                              (24.5)                     (14.2)
                                         ---------------------      --------------------
                    Sub-total                        14.5                       20.1
                                         ---------------------      --------------------
               Total                           $    201.8                 $    170.9
                                         =====================      ====================

(i) Includes certain non-recurring items as follows: a) Janus recorded approximately $48.5 million ($26.5 million after minority interest and income taxes) in severance, facility closing and related costs associated with work force reductions and the closing of its Austin location in February and April 2001; b) in first quarter 2001, Janus recorded a reduction of approximately $8.2 million ($4.4 million after minority interest and income taxes) in stock bonus accruals at Janus that were no longer payable as a result of the sale of shares of Janus common stock by various employees to Stilwell; and c) the Company recorded $8.1 million ($7.5 million after-tax) in equity earnings of DST representing Stilwell's proportionate share of DST non-recurring gains in connection with the sale of DST's portfolio accounting business and sales of marketable equity securities during second quarter 2001.

(ii) Includes a non-recurring expense of approximately $4.0 million ($2.6 million after-tax) representing legal, accounting and other professional expenses associated with the formation of Janus Capital Management LLC. In addition, the reorganization from a corporation to a limited liability company resulted in certain permanent tax effects netting to approximately $1.8 million in additional tax expense to Stilwell.

(iii)Janus net income is reported after minority interest of approximately $27.1 and $0.4 million for the six months ended June 30, 2001 and 2002, respectively.

(iv) SMI net income is reported after minority interest of approximately $0.7 million for the six months ended June 30, 2002.

(v)  Stilwell's investment in DST is held by SMI.

      The Company earned $170.9 million for the six months ended June 30, 2002 compared to $201.8 million for the six months ended June 30, 2001. Exclusive of one-time items as noted in (i) and (ii) in the table above, earnings decreased approximately 19%. This decrease reflects lower revenues due to lower asset under management levels and a lower operating margin (exclusive of one-time items) and an increase in interest expense associated with higher debt levels.

      Average assets under management decreased 22% compared to prior year (from $235.2 billion to $183.0 billion), leading to a $221.3 million (26%) decline in revenues. Operating income decreased by $65.5 million ($101.8 million, exclusive of one-time costs) period-to-period. Exclusive of one-time items, Stilwell reported a lower operating margin in the first half of 2002 compared to 2001, indicative of the pressures expected due to the lower level of assets under management and resulting lower revenue totals, higher relative compensation costs and certain components of expenses that are fixed. The margin, however, remained above industry standards due to the strong operational flexibility of Stilwell, particularly Janus. Exclusive of one-time items, Stilwell's equity in net earnings of DST increased 9% during the six months ended June 30, 2002 versus 2001.


JANUS AND BERGER
      Average assets under management for Janus and Berger during the six months ended June 30, 2002 totaled $181.7 billion, approximately 22% lower than comparable 2001. The lower level of average assets under management for Janus and Berger was due to both market depreciation and net redemptions. See the brief discussions of Janus and Berger separately below.

      Investment management fees, shareowner servicing fees and other revenues declined period-to-period, reflecting the decrease in average assets under management and a decline in basis points earned on average assets under management from 73 basis points in 2001 to 70 basis points in 2002. The decline in basis points reflects a change in the composition of assets under management, primarily attributable to a larger proportion of money market products and the addition of institutionally-based INTECH LLC assets.

      The operating margin for Janus and Berger (exclusive of one-time costs) decreased to 40.7% from 44.3% in comparable 2001. Operating expenses totaled $376.0 million ($372.0 million, exclusive of one-time items) for the six months ended June 30, 2002 compared to $513.7 million ($473.4 million, exclusive of one-time items) in the prior year period. Reduced operating expenses occurred in the same key components identified in the second quarter discussion above. Compensation and third party concession fees - the two largest components of Stilwell's operating expenses - represented approximately 39% of revenues for the six months ended June 30, 2002, which is an increase over the approximately 36% experienced during the same 2001 period. This increase is due to the lower level of revenues in 2002 compared to 2001 and the non-cash compensation charges associated with the grants of equity to Janus employees in 2002.

      Interest expense increased by $3.1 million as a result of higher average debt balances resulting from Berger's acquisition of INTECH and borrowings by Janus under the credit facilities. Other income declined by $5.0 million as a result of reduced interest income from lower average cash balances and reduced interest rates.

      Minority interest declined by $26.0 million period-to-period, reflecting the various repurchases of vested JCC common stock by Stilwell during 2001. The April 2002 grant of Janus profits interests (as discussed in "Significant Developments" above) are not yet vested and therefore are not reflected as minority interest.

NELSON, DST AND OTHER

      Nelson reported earnings of $0.6 million for the six months ended June 30, 2002 versus a loss of $2.3 million in 2001. This improvement reflects higher revenues and reduced costs in 2002 compared to 2001. Nelson continues its ongoing efforts to expand its existing operations and develop products and services that complement its core business. The Company expects that during this phase of Nelson's development, Nelson will operate at a loss because the rate of growth in expenses will exceed that of revenues (primarily due to increases in the number of employees, technology infrastructure development and marketing efforts). These losses, however, are not expected to have a material impact on Stilwell's results of operations or financial position.

Equity earnings from DST for the six months ended June 30, 2002 were $37.1 million versus $42.2 million in 2001. Exclusive of the one-time items discussed above, equity earnings from DST increased $3.0 million. This improvement was largely attributable to higher earnings in DST's financial services segment, driven by increased revenues. DST's consolidated revenues for the six months ended June 30, 2002 increased over 2001, primarily due to the inclusion of revenue from EquiServe, Inc., in which DST acquired controlling ownership on March 30, 2001.


      Other Stilwell operating expenses decreased over the comparable prior year, primarily as a result of lower amortization expense resulting from Stilwell's adoption of FAS 142.

      Interest expense increased by $8.9 million and Other, net declined $2.5 million during the six months ended June 30, 2002 compared to 2001 for the same reasons as identified in the second quarter discussion.


Subsidiary information for the Three and Six months ended June 30, 2002

      A brief discussion of significant Janus, Berger and Nelson items during the six months ended June 30, 2002 follows:

       Janus
       -----
       During the three months ended June 30, 2002, assets under management decreased by $28.2 billion due to market depreciation of $20.1 billion and net cash outflows of $8.1 billion. The net outflows consisted of approximately $4.7 billion in Janus' retail funds, $1.9 billion in money market funds, $0.3 billion in Janus Aspen Series and $1.6 billion in subadvised and private accounts, partially offset by net sales of $0.4 billion in the Janus Adviser Series and Janus World Funds.

       During the six months ended June 30, 2002, assets under management decreased by $36.8 billion due to market depreciation of $24.0 billion and net cash outflows of $12.8 billion. The net outflows consisted of approximately $7.7 billion in Janus' retail funds, $4.4 billion in money market funds, $0.3 billion in Janus Aspen Series and $1.7 billion in subadvised and private accounts, partially offset by net sales of $1.3 billion in the Janus Adviser Series and Janus World Funds. Total Janus shareowner accounts decreased from 5.6 million at December 31, 2001 to
       5.3 million at June 30, 2002.

       Revenues were lower in the three months and six months ending June 30, 2002 compared to 2001 due to the lower level of average assets under management. While ongoing operating margins declined during the first half of 2002 compared to the levels experienced throughout 2001, Janus' well-planned cost structure and ongoing review of that structure has produced margins that consistently surpass industry averages.

       Berger
       ------
       Berger assets under management decreased by $0.8 billion during the three months ended June 30, 2002 due to $1.6 billion of market depreciation, partially offset by net cash inflows of $0.8 billion (primarily in the INTECH LLC and value products).

       Berger assets under management increased by $6.2 billion during the six months ended June 30, 2002, reflecting $6.0 billion from the purchase of INTECH and net cash inflows of $1.5 billion, partially offset by market depreciation of $1.3 billion. Berger's ability to maintain net cash inflows during the year, as well as to increase its shareowner accounts to more than 281,000, reflects the results of Berger's efforts to broaden its fund platform to include value products and INTECH LLC products. Berger's operating margin increased in 2002 compared to 2001 primarily due to the addition of INTECH LLC, which has historically operated at higher margins than Berger.

       Nelson
       ------
       Nelson continues to focus on building brand awareness through its relationships with premier corporations and the ongoing presentations to these corporations' employees. Marketing and promotional efforts developed to secure clients through direct channels are broadening the Nelson platform of capabilities and opportunities. The number of advisors working with clients has grown from 25 in 1998 to 43 as of June 30, 2002. The number of clients during that same period has grown by nearly 50%.


TRENDS AND OUTLOOK

     Stilwell's earnings and cash flows are heavily dependent on prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equity markets, can have a material impact on Stilwell's results of operations, financial condition and cash flows.

     Additionally, Stilwell results are affected by the relative performance of Janus, Berger and Nelson products, introduction and market reception of new products and the closing of existing funds to new investors, as well as other factors, including, but not limited to, increases in the rate of return of alternative investment products, increasing competition as new mutual funds launch, and changes in marketing and distribution channels. The growth rates of Stilwell's subsidiaries and equity investments have varied from year-to-year, and management does not expect the high average growth rates sustained in the late 1990's to be repeated in the foreseeable future.

     Due to the downturn in the financial equity markets and weak Janus investment performance from the second half of 2000 through the first half of 2002, Stilwell's assets under management declined from levels experienced during recent prior years. Average assets under management for the six months ended June 30, 2002 were $183.0 billion and assets under management at June 30, 2002 totaled $161.5 billion (and further declined to approximately $148 billion at July 31, 2002). Average assets under management can fluctuate based on fund flows and changes in the market value of funds and accounts managed by Janus, Berger or Nelson. Accordingly, revenues during 2002 are expected to decrease from the comparable 2001 periods to the extent that the markets continue to be unfavorable to equity growth investors and result in declines in assets under management. A decrease in revenues could result in lower operating income and net income.

     Exclusive of one-time items discussed above, the operating margin for the six months ended June 30, 2002 decreased to 39.1% from 40.9% in prior year. Management expects that Stilwell will continue to experience margin pressures as the various subsidiaries strive to ensure that the operational and administrative infrastructure continues to meet the high standards of quality and service historically provided to investors. In addition, as discussed in "Significant Developments" above, compensation costs increased as a result of the equity grants at Janus that occurred on April 1, 2002.

     Stilwell expects to continue to participate in the earnings or losses from its DST investment.

LIQUIDITY AND CAPITAL RESOURCES

      Summary cash flow data is as follows (in millions):

                                              Six months ended June 30,
                                      ------------------------------------------
                                           2001                      2002
                                      ----------------         -----------------
Cash flows provided by (used for):
    Operating activities                 $  292.0                  $  147.5
    Investing activities                   (859.1)                    (95.0)
    Financing activities                    641.5                    (219.7)
                                      ----------------         -----------------
      Net increase (decrease)                74.4                    (167.2)
      At beginning of year                  364.3                     236.7
                                      ----------------         -----------------
      At end of period                   $  438.7                  $   69.5
                                      ================         =================


      During the six months ended June 30, 2002, the Company's consolidated cash position decreased $167.2 million from December 31, 2001. This decrease is largely attributable to repayment of long-term debt and investment in INTECH LLC, partially offset by proceeds from the issuance of the Retail Notes, borrowings under the credit facilities and net income.

      Net operating cash inflows for the six months ended June 30, 2002 were $144.5 million lower than comparable 2001. This decrease was chiefly attributable to lower net income and changes in working capital items (e.g., higher accrued liabilities in 2001 as a result of severance and facility charges not yet paid, partially offset by reduced cash requirements for funding of payments under ss.83(b) of the Internal Revenue Code for JCC employees as described in Note 10 to the consolidated financial statements as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

      Net investing cash outflows were $95.0 million during the six months ended June 30, 2002 compared to $859.1 million during the comparable 2001 period. This difference results primarily from an $840.9 million increase in investments in affiliates during the first half of 2001, largely attributable to the purchase of 802,042 shares of Janus common stock from various minority stockholders. In 2002, the cash outflows related largely to the purchase of INTECH. Capital expenditures were approximately 50% lower than 2001 due to the extensive infrastructure efforts at Janus in recent years.

      Through June 30, 2002, financing cash outflows reflect the repayment of long-term debt ($614.5 million) and minority interest distributions, partially offset by the proceeds ($428.1 million) from the issuance of the Retail Notes and borrowings under the credit facilities.

      The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 2002. Cash flows from operations are expected to continue during the remainder of 2002 from positive operating income, which has historically resulted in favorable operating cash flows. Based on activity in first half of 2002, the Company expects that deferred commission payments will be higher than in 2001 as a result of the launch of various offshore funds that utilize the B share commission structure. Capital expenditure levels are expected to be lower than in 2001, largely due to the extensive infrastructure efforts at Janus during 1998 through 2000. Additionally, as discussed in "Significant Developments" above, the Company expects to make additional investments in INTECH LLC of approximately $50 million during the first half of 2003.

    In December 2000, Stilwell and Janus arranged $600 million in credit facilities - a $300 million 364-Day Competitive Advance and Revolving Credit Facility ("364-Day Facility") and a $300 million Five-Year Competitive Advance and Revolving Credit Facility ("Five-Year Facility") (collectively, the "Facilities"). The

Facilities contain a number of covenants that could restrict maximum utilization of the Facilities, or the ability of the Company to issue securities that are currently available for issuance under the Company's Shelf Registration referred to below, including various financial covenants such as a specified financing leverage, minimum net worth, minimum unencumbered liquidity, a fixed charge coverage and minimum average assets under management. Stilwelland Janus were in compliance with the various provisions of the Facilities, including the financial covenants, as of June 30, 2002.

    Pursuant to a provision included in the Facilities, if Stilwell's average assets under management over a rolling three-month period were to fall below $180 billion, but remain above $170 billion, the aggregate amount available under the Facilities would be reduced to $500 million. If the average assets under management were to fall below $170 billion, but remain above $150 billion, the Facilities would be reduced to $400 million. If the average assets under management were to fall below $150 billion, the Facilities would be reduced to $300 million. Further, Stilwell would be required to repay portions of amounts borrowed under the credit facilities in excess of the reduced credit availability amount. As of June 30, 2002 the rolling three-month average of assets under management was $177.2 billion and thus the amount available under the Facilities was reduced to $500 million. As of July 31, 2002, the rolling three-month average of assets under management was below $170 billion and thus the amount available under the Facilities was further reduced to $400 million. The actual amount outstanding under the Facilities as of June 30, 2002 was $270 million, of which approximately $235 million was repaid as of August 13, 2002 using proceeds from the 7.75% Senior Notes and operating cash flows.

    The Company has a working capital deficit at June 30, 2002 of $42.9 million. The deficit is partially due to the $150 million outstanding on the Company's 364 -Day Facility at June 30, 2002. The Company used proceeds from the 7.75% Senior Notes (see "Recent Developments" above) to repay a portion of the outstanding amount on the 364-Day Facility and expects to repay the remaining amount outstanding by the end of the year.

    In April 2002, the Company filed with the Securities and Exchange Commission ("SEC") a Shelf Registration Statement ("Shelf Registration"), which supersedes Stilwell's previous shelf registration statement and provides for the issuance from time to time of up to $800 million in aggregate issue price of the Company's common stock, preferred stock and debt securities. The Shelf Registration was declared effective by the SEC on April 25, 2002. See "Recent Developments" above regarding issuance of the 7.75% Senior Notes under the Shelf Registration. As of August 13, 2002, approximately $600 million of securities are available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Company's credit facilities.

         In July 2000, the Company announced a $1 billion stock repurchase program to be completed over a period of two years. On May 9, 2002, the Company extended the program an additional two years to expire on July 25, 2004. The Company did not repurchase any shares during 2001 or first half of 2002. As of June 30, 2002, the Company had repurchased approximately 7.2 million shares of its common stock for a total cost of approximately $323.3 million. The Company anticipates funding future repurchases with cash flow from operations and may consider additional financing alternatives for these purposes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, other than as described below

Interest Rate Sensitivity

      In February 2002, Stilwell entered into a receive-fixed, pay-float interest rate exchange agreement with a major investment bank with respect to Stilwell's $400 million senior notes due November 1, 2006 ("7% Senior Notes"). Under the agreement, Stilwell will receive from the counterparty a fixed 7% rate on $400 million and Stilwell will pay the counterparty based on the six month LIBOR rate (set in arrears) plus 178 basis points. Stilwell has designated the interest rate exchange as a hedge that qualifies for the "shortcut" method for fair value hedges pursuant to Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and the hedge meets the prerequisites for the assumption of no ineffectiveness under FAS 133. The effect of the exchange agreement is to increase the Company's exposure to fluctuations in interest rates, primarily to the six month LIBOR rate.

      For example, as of June 30, 2002, the six month LIBOR rate was 1.96%. Assuming the agreement had been entered into on January 1, 2002, under the exchange agreement, Stilwell would have paid to the counterparty a rate of 3.74% and would have received a rate of 7%, resulting in a net gain to Stilwell of 3.26%, or approximately $6.5 million during the first half of 2002. Stilwell is required to pay to the holders of the 7% Senior Notes an amount equal to $7.0 million per quarter. Accordingly, the net interest cost to Stilwell during the first half of 2002 would have been $7.5 million under this hypothetical scenario.

      A one percentage point increase in the six month LIBOR rate would result in a $1 million increase in the net interest cost to Stilwell per quarter, while a one percentage point decrease in the six month LIBOR rate would result in a $1 million decrease in the net interest cost to Stilwell per quarter

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

      The Company has had no significant changes in any legal proceedings from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.           Submission of Matters to a Vote of Security Holders

a) The Company held its 2002 Annual Meeting of Shareholders ("Annual Meeting") on May 9, 2002. A total of 190,733,340 shares of the Common Stock, or 85.8% of the outstanding voting stock on the record date (222,300,415 shares), were represented at the Annual Meeting, thereby constituting a quorum. These shares voted together as a single class.

b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in the Company' definitive Proxy Statement for the Annual Meeting ("Proxy Statement") and all such nominees were elected. The voting was as follows:

                                                                 Total
                                                                Shares
        Election of Two Directors
                        Paul F. Balser
                              For                             186,062,026
                              Withheld                          4,671,314
                                                         ----------------
                              Total                           190,733,340
                                                         ================

                        Robert Skidelsky
                              For                             186,032,115
                              Withheld                          4,701,225
                                                         ----------------
                              Total                           190,733,340
                                                         ================



b) Listed below is the other matter voted on at the Annual Meeting. This matter is fully described in the Proxy Statement. The voting was as follows:


                                                                 Total
                                                                Shares

        Approval of a Performance-Based Incentive
             Compensation Plan for the Chief Executive
             Officer of Janus Capital Corporation

                              For                             176,060,318
                              Against                          12,790,863
                              Abstentions                       1,882,159
                              Non-votes                                 -
                                                         ----------------
                                   Total                      190,733,340
                                                         ================

Since this matter was approved by the majority of the shares present at the Annual Meeting, this matter passed.

Item 6.           Exhibits and Reports on Form 8-K

a)   Exhibits


   Exhibit 3.1 Amended and Restated Bylaws of Stilwell Financial Inc., as amended and restated on May 8, 2002, is attached to this Form 10-Q as Exhibit 3.1


b) Reports on Form 8-K

      On June 25, 2002, the Company filed a Current Report on Form 8-K, dated March 31, 2002, under Item 7, to provide a schedule reflecting the computation of ratio of earnings to fixed charges prepared pursuant to Item 601(b)(12) of Regulation S-K.

      On June 7, 2002, the Company filed a Current Report on Form 8-K, dated May 31, 2002, under Item 5, to provide a schedule for comparison of the amortization totals expected to occur during 2002 and beyond to the impact of the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on prior year amounts.

      On May 6, 2002, the Company filed a Current Report on Form 8-K, dated April 30, 2002, under Item 5, to provide the supplemental indenture, dated as of April 30, 2002, to amend the Indenture and the Convertible Notes to add to the Company's covenants for the benefit of the holders of the Convertible Notes.

      On May 3, 2002, the Company furnished a Current Report on Form 8-K, dated April 25, 2002, under Item 9, that attaches Stilwell's news releases announcing financial results for the three months ended March 31, 2002 and reporting that Stilwell retired approximately $615 million of the zero-coupon convertible notes pursuant to put rights by the holders of the notes and also reporting ending assets under management on April 30, 2002 and average assets under management for the one month and four months ended April 30, 2002.

      On April 25, 2002, the Company filed a Current Report on Form 8-K, dated April 24, 2002, under Item 5, that attaches a Form of First Supplemental Indenture to be entered into between Stilwell Financial Inc. and JPMorgan Chase Bank with respect to the Convertible Notes. This Current Report on Form 8-K also furnished under Item 9 a news release indicating Stilwell's intention to pay cash interest to holders of the Convertible Notes.

      On April 10, 2002, the Company furnished a Current Report on Form 8-K, dated April 3, 2002, under Item 9, that reports that Stilwell issued approximately 6.2% of Janus ownership to key Janus employees and completed the formation of a Janus limited liability company.

      On April 5, 2002, the Company filed a Current Report on Form 8-K, dated April 5, 2002, under Item 5, that provides the Officer's Certificate for Stilwell's series of debt securities, designated as Stilwell's 7.875% Public Interest NotES due 2032 (the "PINES"), for issuance under an indenture, dated as of November 6, 2001 (the "Indenture"), between Stilwell and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), a New York banking corporation.

      On April 2, 2002, the Company furnished a Current Report on Form 8-K, dated March 31, 2002, under Item 9, that reports ending assets under management as of and for the quarter ended March 31, 2002 and information regarding the quarterly earnings presentation expected to be held on April 25, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 14, 2002.




                             Stilwell Financial Inc.


                             /s/ Daniel P. Connealy
                          -----------------------------
                               Daniel P. Connealy
                   Vice President and Chief Financial Officer
                          (Principal Financial Officer)



                            /s/ Douglas E. Nickerson
                         ------------------------------
                              Douglas E. Nickerson
                    Vice President, Controller and Treasurer
                         (Principal Accounting Officer)