Form 10-Q
period 2002-09-30
STILWELL FINANCIAL INC
filed 2002-11-14
CIK 1065865

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

          Class                                  Outstanding at October 31, 2002
--------------------------------------------------------------------------------

Common Stock, $0.01 per share par value                       222,479,320 Shares
--------------------------------------------------------------------------------

                             STILWELL FINANCIAL INC.

                                    Form 10-Q

                               September 30, 2002

                                      Index


                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Introductory Comments                                                  1

     Consolidated Condensed Balance Sheets -
         December 31, 2001 and September 30, 2002                           2

     Consolidated Condensed Statements of Income -
         Three and Nine months ended September 30, 2001 and 2002            3

     Consolidated Condensed Statements of Cash Flows -
         Nine months ended September 30, 2001 and 2002                      4

     Consolidated Condensed Statements of Changes in Stockholders'
         Equity - Year ended December 31, 2001 and Nine months ended
         September 30, 2002                                                 5


     Notes to Consolidated Condensed Financial Statements                   6

                  Computation of Basic and Diluted Earnings per share       7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      32

Item 4.    Controls and Procedures                                         32


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                               33

Item 6.    Exhibits and Reports on Form 8-K                                33


SIGNATURES                                                                 34

CERTIFICATIONS                                                             35

                             STILWELL FINANCIAL INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2002


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


INTRODUCTORY COMMENTS

     The Consolidated Condensed Financial Statements included herein have been prepared by Stilwell Financial Inc. (the "Company" or "Stilwell"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year 2002.

                             STILWELL FINANCIAL INC.
                      Consolidated Condensed Balance Sheets
               (Dollars in Millions, except per share information)
                                   (Unaudited)

                                                                 December 31,          September 30,
                                                                    2001                   2002
                                                               -----------------      ---------------
Assets
Current assets:
 Cash and cash equivalents                                     $    236.7             $     90.3
 Accounts receivable                                                128.5                  103.8
 Investments in advised funds                                        31.0                   24.4
 Other current assets                                                81.9                   90.4
                                                               ---------------        ---------------
       Total current assets                                         478.1                  308.9

Investments                                                         508.7                  495.4
Property and equipment (net of $93.5 and $122.4 accumulated
    depreciation and amortization, respectively)                     92.9                   77.1
Intangibles and other assets, net                                 1,273.3                1,326.4
Goodwill, net                                                     1,038.6                1,124.1
                                                               ---------------        ---------------
       Total assets                                            $  3,391.6             $  3,331.9
                                                               ===============        ===============

Liabilities and
    stockholders' equity
Current liabilities:
 Current portion of long-term debt                             $    694.7             $     35.0
 Accounts and wages payable                                          42.5                   16.8
 Accrued compensation and benefits                                   56.3                   52.4
 Accrued liability to third party administrators                     18.7                   12.6
 Other accrued liabilities                                           68.7                   41.2
 Accrued reorganization costs                                                               46.1
 Deferred acquisition liability                                                             44.1
                                                               ---------------        ---------------
       Total current liabilities                                    880.9                  248.2

Other liabilities:
 Long-term debt                                                     399.5                  872.5
 Deferred income taxes                                              679.9                  736.4
 Other liabilities                                                   44.7                   45.4

                                                               ---------------        ---------------
       Total liabilities                                          2,005.0                1,902.5

                                                               ---------------        ---------------

Minority interest in consolidated subsidiaries                       23.3                    6.8
                                                               ---------------        ---------------

Stockholders' equity:
  Preferred stock ($1.00 par, 10,000,000 shares
    authorized, none issued)
 Common stock ($0.01 par, 1,000,000,000 shares authorized;
    224,790,650 shares issued; 222,101,350 and 222,423,458
    shares outstanding, respectively)                                 2.2                    2.2
 Retained earnings                                                1,285.3                1,392.9
 Accumulated other comprehensive income                              75.8                   27.5
                                                               ---------------        ---------------
       Total stockholders' equity                                 1,363.3                1,422.6
                                                               ---------------        ---------------
       Total liabilities and stockholders' equity              $  3,391.6             $  3,331.9
                                                               ===============        ===============

         The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.
                   Consolidated Condensed Statements of Income
               (Dollars in Millions, except per share information)
                                   (Unaudited)

                                                                      Three months                        Nine months
                                                                    ended September 30,               ended September 30,
                                                               -----------------------------       -------------------------------

                                                                  2001            2002                 2001              2002
                                                               ------------     ------------       -------------      ------------
Revenues:
     Investment management fees                                $ 296.4          $ 211.9            $   1,002.0        $ 739.1
     Shareowner servicing fees                                    49.3             32.6                  171.6          115.1
     Other                                                        15.9             13.3                   48.0           42.3

                                                               ------------     ------------       -------------      ------------
          Total                                                  361.6            257.8                1,221.6          896.5
                                                               ------------     ------------       -------------      ------------

Operating expenses:
     Compensation                                                 78.0            107.2                  257.8          258.5
     Marketing and promotion                                      22.4              9.7                   72.4           35.4
     Third party concession fees                                  53.4             39.6                  181.1          137.5
     Depreciation and amortization                                35.0             18.6                   92.0           54.1
     Professional services                                         9.9              9.0                   34.7           29.1
     Other                                                        31.5             51.5                  100.4          113.7
     Severance, facility closing and other costs                                   46.1                   40.3           46.1
                                                               ------------     ------------       -------------      ------------

          Total                                                  230.2            281.7                  778.7          674.4
                                                               ------------     ------------       -------------      ------------


Operating income (loss)                                          131.4            (23.9)                 442.9          222.1

Equity in earnings of unconsolidated affiliates                   15.8             17.0                   58.0           54.1
Interest expense                                                  (7.0)           (14.3)                 (21.8)         (41.1)
Other, net                                                         5.0              1.8                   18.1            7.4
                                                               ------------     ------------        -------------     ------------

       Income (loss) before taxes and minority interest          145.2            (19.4)                 497.2          242.5

Income tax provision                                              47.2            111.5                  170.7          201.4
Minority interest in consolidated earnings                        71.2              0.3                   97.9            1.4
                                                               ------------     ------------        -------------     ------------

Net income (loss)                                              $  26.8          $(131.2)           $     228.6        $  39.7
                                                               ============     ============        =============     ============


Per Share Data (Note 4):
    Weighted average Common shares
       outstanding (in thousands)                              220,462          222,415               219,685        222,339

    Basic Earnings (Loss) per share                            $  0.12          $ (0.59)           $     1.04       $   0.18

    Weighted average Diluted Common shares
       outstanding (in thousands)                              224,390          223,779               224,612        224,253

    Diluted Earnings (Loss) per share                          $  0.11          $ (0.60)            $    0.99        $  0.12


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.
                 Consolidated Condensed Statements of Cash Flows
                              (Dollars in millions)
                                   (Unaudited)

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                    -------------------------------------

                                                                                         2001                  2002
                                                                                    --------------         --------------
Cash flows provided by (used for):
Operating activities:
    Net income                                                                        $  228.6                $  39.7
    Adjustments to net income:
       Depreciation and amortization                                                      92.0                   54.1
       Deferred income taxes                                                              25.8                   80.9
       Minority interest in consolidated earnings                                         97.9                    1.4
       Undistributed earnings of unconsolidated affiliates                               (58.0)                 (54.1)
       Reorganization and impairment charges                                                                     30.0
       Facility closing lease and equipment charges                                       20.5
       Employee deferred compensation                                                     (2.9)                  53.6
    Deferred commissions                                                                  (3.1)                 (22.7)
    Changes in other assets                                                              (27.9)                  11.6
    Changes in working capital items:
       Accounts receivable                                                                71.1                   29.3
       Other current assets                                                               (6.0)                  (4.4)
       Accounts payable and accrued compensation payable                                 (42.2)                 (36.6)
       Other accrued liabilities                                                          59.4                   22.3
    Other, net                                                                            15.0                   13.7
                                                                                    --------------         --------------
         Net operating                                                                   470.2                  218.8
                                                                                    --------------         --------------

Investing activities:
    Property acquisitions                                                                (26.7)                 (12.5)
    Investments in and loans with affiliates                                            (979.0)                 (90.9)
    Sale of investments in advised funds                                                   0.4                   12.8
    Purchase of investments in advised funds                                              (4.6)                  (7.0)
    Other, net                                                                             6.3                   (0.4)
                                                                                    --------------         --------------
         Net investing                                                                (1,003.6)                 (98.0)
                                                                                    --------------         --------------

Financing activities:
    Proceeds from issuance of long-term debt                                             915.0                  625.7
    Repayment of long-term debt                                                         (225.0)                (849.5)
    Debt issuance costs                                                                  (16.4)                  (6.7)
    Proceeds from stock plans                                                             23.1                    2.9
    Distributions to minority interest                                                   (87.1)                 (25.2)
    Dividends paid to shareholders                                                        (6.6)                 (11.2)
    Other, net                                                                            (3.5)                  (3.2)
                                                                                    --------------         --------------
         Net financing                                                                   599.5                 (267.2)
                                                                                    --------------         --------------

Cash and cash equivalents:
    Net increase (decrease)                                                               66.1                 (146.4)
    At beginning of year                                                                 364.3                  236.7
                                                                                    --------------         --------------
    At end of period                                                                 $   430.4                $  90.3
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

                             STILWELL FINANCIAL INC.
      Consolidated Condensed Statements of Changes in Stockholders' Equity
                              (Dollars in millions)
                                   (Unaudited)

                                                                                        Accumulated other         Total
                                                  Common               Retained           comprehensive        stockholders'
                                                  stock                earnings             income               equity
                                                  -----                --------             ------               ------

Balance at December 31, 2000                       $    2.2          $   952.3           $    103.3             $  1,057.8

 Comprehensive income:
  Net income                                                             302.3
  Net unrealized loss on investments                                                          (23.9)
  Reclassification for gains included
     in net income                                                                             (1.6)
  Foreign currency
     translation adjustment                                                                    (2.0)
        Comprehensive income                                                                                         274.8
 Stock options and benefit plans                                          74.8                                        74.8
 Common stock repurchased
     and exchanged                                                       (35.3)                                      (35.3)
 Common stock dividends                                                   (8.8)                                       (8.8)
                                               --------------      --------------      ----------------       ---------------

Balance at December 31, 2001                            2.2            1,285.3                 75.8                1,363.3

 Comprehensive loss:
  Net income                                                              39.7
  Net unrealized loss on investments                                                          (52.4)
  Reclassification for gains included
     in net income                                                                             (1.4)
  Foreign currency
     translation adjustment                                                                     5.5
        Comprehensive loss                                                                                            (8.6)
 Stock options and benefit plans                                          76.9                                        76.9
 Common stock dividends                                                   (9.0)                                       (9.0)
                                               --------------      --------------      ----------------       ---------------

Balance at September 30, 2002                      $    2.2          $ 1,392.9           $     27.5             $  1,422.6
                                               ==============      ==============      ================       ===============



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                             STILWELL FINANCIAL INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1. In the opinion of the management of Stilwell Financial Inc. (the "Company" or "Stilwell"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2001 and September 30, 2002, the results of operations for the three and nine months ended September 30, 2001 and 2002 and the cash flows for the nine months ended September 30, 2001 and 2002. The consolidated condensed balance sheet as of December 31, 2001 was derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

The primary entities comprising Stilwell as of September 30, 2002 were: Janus Capital Corporation ("JCC"), a wholly-owned subsidiary; Janus Capital Management LLC ("Janus"), of which JCC owns approximately 92% (see Note 15); Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary; Berger Financial Group LLC ("Berger"), of which SMI owns 100% of the preferred limited liability interests and approximately 86% of the regular limited liability interests; Nelson Money Managers Plc ("Nelson"), an 81% owned subsidiary; and DST Systems, Inc. ("DST"), an equity investment in which SMI holds an approximate 33% interest. Janus is the largest subsidiary of Stilwell, representing 90% of assets under management at September 30, 2002, and 91% of revenues and more than 100% of net income for the nine months ended September 30, 2002. Stilwell's subsidiaries and affiliates are engaged in a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals.


2. Except as discussed in Note 5 below, the accompanying consolidated condensed financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year 2002.


3. On September 3, 2002, Stilwell announced that it expects to merge its operations into a unified platform that will market and distribute its investment products globally under the Janus brand name (the "Reorganization"). The Reorganization - which is expected to be effective by January 1, 2003 - will be accomplished by merging JCC into Stilwell, and the company is expected to be named Janus Capital Management Inc. ("JCM"). JCM will be headquartered in Denver, Colorado. The Reorganization is expected to streamline operations into a more effective business model that provides opportunities to capitalize on Janus' brand and global distribution network.

The Company also announced that Mark B. Whiston, Janus' President of Retail-Institutional Services, will become JCM's Chief Executive Officer and vice chairman of the Stilwell/JCM Board of Directors upon completion of the Reorganization.

In connection with the Reorganization, on October 23, 2002, three new members in addition to Mr. Whiston were added to the Stilwell/JCM Board of Directors, including James P. Craig, formerly JCC's Chief Investment Officer, Helen Young Hayes, Janus' managing director of investments, and Andrew Cox, an investment management consultant. Two existing directors, Morton Sosland and Andrew Rudd, resigned their seats.

In connection with the Reorganization, the Company recorded a current liability during third quarter 2002 of approximately $46.1 million ($28.7 million, after income taxes and minority interest) for severance, facility closing and other costs. Of this total, approximately $39.3 million is for severance costs and approximately $6.8 million for other costs. The Company expects to pay the majority of this amount in cash during the first half of 2003. In addition, see
Note 15 regarding the acceleration of vesting of Janus equity interests.


4. The effect of stock options and shares under the Employee Stock Purchase Plan ("ESPP") represent the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The only adjustments that currently affect the numerator of the Company's diluted earnings per share computations include potentially dilutive securities at subsidiaries and affiliates, including unvested shares on which minority stockholders have rights to distributions.

                                                Three months ended                           Nine months ended
                                                  September 30,                                September 30,
                                      ---------------------------------------       ---------------------------------------
                                            2001                  2002                   2001                   2002
                                      -----------------      ----------------       ----------------      -----------------
                                                                (dollars in millions, except per share data)

Net income (loss)                       $      26.8            $    (131.2)           $     228.6           $      39.7
Dilutive securities at
   subsidiaries and affiliates                 (2.2)                  (3.2)                  (7.3)                (12.8)
                                      -----------------      ----------------       ----------------      -----------------

Net income (loss) for dilutive
   computation                          $      24.6            $    (134.4)           $     221.3           $      26.9
                                      -----------------      ----------------       ----------------      -----------------


Weighted average Common
   shares outstanding                   220,461,626            222,415,495            219,684,693           222,339,350
 Incremental shares from assumed
   conversion of stock options
   and ESPP shares                        3,928,383              1,363,866              4,926,921             1,913,937
                                      -----------------      ----------------       ----------------      -----------------

Weighted average Diluted Common
   shares outstanding                   224,390,009            223,779,361            224,611,614           224,253,287
                                      -----------------      ----------------       ----------------      -----------------


Basic Earnings (Loss) per share         $      0.12            $     (0.59)           $      1.04           $      0.18
                                      =================      ================       ================      =================


Diluted Earnings
   (Loss) per share                     $      0.11            $     (0.60)           $      0.99           $      0.12
                                      =================      ================       ================      =================

   The following weighted average of options to purchase shares of Stilwell common stock were excluded from the computation of diluted earnings per share for the respective period because the exercise prices were greater than the average market prices of the common shares:


              Three months ended                       Nine months ended
                 September 30,                           September 30,
     --------------------------------------     --------------------------------
           2001                 2002               2001                2002
     -----------------     ----------------     ------------       -------------

       1,633,006               5,158,500          1,097,759         3,817,899

   The diluted earnings per share computation for the three months and nine months ended September 30, 2002 exclude approximately 1.9 million shares of common stock reserved for issuance upon conversion of the zero-coupon convertible notes due 2031 (see Note 14).

5. Investments in unconsolidated affiliates accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. The Company's equity interest in DST was its primary equity investment at September 30, 2002.

Condensed consolidated financial information for DST is shown below:


                                                              December 31, 2001            September 30, 2002
                                                              -----------------------    -----------------------
                                                                          (dollars in millions)

     Percentage ownership                                                33.0%                   33.2%
     Carrying value (a)                                           $     486.1             $     442.0
     Equity in DST net assets                                           486.1                   442.0
     Fair market value (b)                                            1,980.0                 1,170.7
     Financial condition:
       Current assets                                             $     604.8             $     593.2
       Non-current assets                                             2,099.2                 2,015.1
                                                                  ----------------        ------------------
        Total assets                                              $   2,704.0             $   2,608.3
                                                                  ================        ==================

       Current liabilities                                        $     471.4             $     493.4
       Non-current liabilities                                          760.2                   782.6
       Stockholders' equity                                           1,472.4                 1,332.3
                                                                  ----------------        ------------------
        Total liabilities and stockholders' equity                $   2,704.0             $   2,608.3
                                                                  ================        ==================


                                                            Three months                          Nine months
                                                        ended September 30,                   ended September 30,
                                                  ---------------------------------     --------------------------------
                                                      2001               2002              2001 (d)            2002
                                                  --------------     --------------     ---------------    -------------
        Operating results:
           Revenues (c)                             $   611.8          $   578.0         $  1,791.3         $  1,779.2
           Costs and expenses (c)                       541.6              502.3            1,565.9            1,550.9
           Net income                                    48.6               51.1              176.9              163.6


(a) Excludes goodwill related to Stilwell's investment in DST totaling $110.7 million at September 30, 2002.
(b)    Based on DST's closing price on the New York Stock Exchange.
(c)    DST's reported revenues and costs and expenses, beginning
       January 1, 2002, are affected by DST's required adoption of Emerging Issues Task Force ("EITF") Issue No. 01-14 ("01-14"), Income Statement Characterization of Reimbursements received for "Out-of-Pocket" ("OOP") Expenses Incurred. Under EITF 01-14, DST is required to record the reimbursements received for OOP expenses as revenue, and the expenses paid as a cost and expense, on an accrual basis.
(d) Net income includes after-tax gains of approximately $25.6 million from the sale of DST's portfolio accounting business and sales of marketable securities.

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, beginning with DST's public offering in October 1995, the Company provided deferred income taxes on its proportionate share of DST earnings using the dividends-received deduction, which excluded 80% of the total from taxation. When the Reorganization was announced, management indicated that it expects to evaluate strategic alternatives for its DST investment. Alternatives now being considered include transactions that would be taxable at the full federal and state income tax rates; accordingly, a non-cash charge of $107.8 million was recorded to accrue additional deferred income taxes in third quarter 2002, resulting in taxes being provided on Stilwell's share of DST earnings since the 1995 public offering at full statutory rates.

6. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with an initial maturity of generally three months or less, including investments in money market mutual funds, to be cash equivalents. Cash and cash equivalents of Janus (totaling $57.3 million and $59.0 million at September 30, 2001 and 2002, respectively) are generally used to fund its operations and to pay dividends.

Cash paid for income taxes and interest is summarized as follows (in millions):

                                                         Nine months
                                                     ended September 30,
                                                -----------------------------
                                                 2001               2002
                                                -------           --------

        Interest paid (a)                      $   9.6           $     12.5
        Income taxes paid                      $  73.2           $    142.9

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

                                                   Three months ended                         Nine months ended
                                                      September 30,                              September 30,
                                           ------------------------------------       ----------------------------------
                                                2001                 2002                 2001                2002
                                           ---------------      ---------------       --------------      --------------
                                                                           (dollars in millions)
Unrealized loss recorded
  in investments                               $ (23.3)          $    (61.9)             $  (96.0)           $  (85.5)
Deferred income taxes                              9.3                 24.3                  37.6                33.1
                                           ---------------      ---------------       --------------      --------------
Unrealized loss recorded in accumulated
  other comprehensive income                     (14.0)               (37.6)                (58.4)              (52.4)

Less:  reclassification adjustment for
  gains included in net income                    (0.9)                (0.8)                 (1.7)               (1.4)

Foreign currency
  translation adjustment                           5.2                  1.9                   1.8                 5.5

Net income (loss)                                 26.8               (131.2)                228.6                39.7
                                           ---------------      ---------------       --------------      --------------
Comprehensive income (loss)                    $  17.1           $   (167.7)             $  170.3            $   (8.6)
                                           ===============      ===============       ==============      ==============


During the three and nine months ended September 30, 2001, Stilwell recorded approximately $3.6 million and $10.2 million, respectively, directly to stockholders' equity representing Stilwell gains resulting from issuances of stock by Janus. During the three and nine months ended September 30, 2002, Stilwell recorded approximately $39.1 million and $72.2 million, respectively, directly to stockholders' equity representing Stilwell gains resulting from issuances of stock by Janus.

7. Intangible assets and goodwill principally represent the excess of cost over the fair value of net underlying assets of acquired companies using purchase accounting. In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires the purchase method of accounting for all acquisitions. Under FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized. Instead, such goodwill and other intangible assets will be tested annually for impairment. Stilwell adopted in 2001 the provisions of FAS 141 and FAS 142 for acquisitions occurring on or after July 1, 2001. With respect to transactions occurring prior to July 1, 2001, FAS 141 and FAS 142 were adopted on January 1, 2002.


Identified intangible assets and other assets are summarized as follows (in millions):

                                                      December 31,             September 30,
                                                         2001                      2002
                                                   ------------------        ------------------
     Mutual fund advisory contracts (1) (4)            $   190.3                 $   266.8
     Third party advisor and distribution
         relationships (1)                                 712.1                     712.1
     Marketing-related, such as brand and
         trademark (1) (4)                                 271.1                     280.6
     Separate account relationships (2)                     17.5                      40.0
     Other identified intangible assets (3)(4)              86.0
     Accumulated amortization                              (45.4)                    (49.5)
                                                   ------------------        ------------------
                Net                                      1,231.6                   1,250.0
     Other assets, net                                      41.7                      76.4
                                                   ------------------        ------------------
               Total                                   $ 1,273.3                 $ 1,326.4
                                                   ==================        ==================


(1) Stilwell recorded approximately $13.1 million of amortization expense during the nine months ended September 30, 2001. Pursuant to FAS 142, these identified intangible assets are not amortized.
(2) Stilwell recorded approximately $0.1 million of amortization expense during the nine months ended September 30, 2001. All amounts were subject to amortization during the nine months ended September 30, 2002 over weighted average periods of 6 to 9 years, resulting in approximately $3.8 million of amortization expense. See Note 11 with respect to acquisition of INTECH in 2002.
(3) Amount represents identified intangible assets recorded prior to 2001 and all were subject to amortization during 2001, resulting in amortization expense of approximately $2.6 million. However, upon adoption of FAS 142 on January 1, 2002, amounts were reclassified to other identified intangible asset components as per (4).
(4) Certain amounts related to intangible assets recorded prior to 2001 were reclassified to other identified intangible components in connection with the adoption of FAS 142.

The changes in goodwill for the nine months ended September 30, 2002 were as follows (in millions):

                Balance at January 1, 2002                       $ 1,038.6
                Goodwill acquired during the year, net of
                   impairments (see Note 10)                          85.5
                                                             -------------------
                Balance at September 30, 2002                    $ 1,124.1
                                                             ===================


See Note 9 for information regarding the goodwill recorded in each reportable segment of the Company. The increase in identified intangible assets and goodwill during the year primarily resulted from the acquisition of INTECH by Berger on February 28, 2002 as discussed in Note 11.

Aggregate amortization expense is expected to total approximately $1.6 million in fourth quarter 2002 and total approximately $7 million in each of the next five years thereafter.

8. To provide a basis for comparison to current year amounts, the following tables summarize the impact of the adoption of FAS 142 on prior period amounts (in millions, except per share data):

                                                          Three months ended                       Nine months ended
                                                             September 30,                           September 30,
                                                 --------------------------------------   ----------------------------------
                                                       2001                 2002                2001              2002
                                                 -----------------     ----------------   -----------------   --------------
     Reported net income (loss)                      $     26.8            $  (131.2)         $   228.6           $    39.7
     Identified intangible asset amortization               8.4                                    15.8
     Goodwill amortization                                  7.8                                    16.9
                                                 -----------------     ----------------   -----------------   --------------
     Adjusted net income (loss)                      $     43.0            $  (131.2)         $   261.3           $    39.7
                                                 =================     ================   =================   ==============

   Basic Earnings (Loss) per share:
     Reported net income (loss)                      $     0.12            $    (0.59)        $     1.04          $     0.18
     Identified intangible asset amortization              0.04                                     0.07
     Goodwill amortization                                 0.04                                     0.08
                                                 -----------------     ----------------   -----------------   --------------
     Adjusted net income (loss)                      $     0.20            $    (0.59)        $     1.19          $     0.18
                                                 =================     ================   =================   ==============

   Diluted Earnings (Loss) per share:
     Reported net income (loss)                      $     0.11            $    (0.60)        $     0.99          $     0.12
     Identified intangible asset amortization              0.04                                     0.07
     Goodwill amortization                                 0.03                                     0.07
                                                 -----------------     ----------------   -----------------   --------------
     Adjusted net income (loss)                      $     0.18            $    (0.60)        $     1.13          $     0.12
                                                 =================     ================   =================   ==============


9. The Company has three primary business units (Janus, Berger and Nelson) that produce the revenues and operating income of Stilwell. For purposes of segment reporting, Stilwell reports Janus and Berger as one segment, representing businesses that derive the majority of their revenues and income from the provision of investment management under investment advisory agreements. Nelson, DST, the holding company and the various other subsidiaries and affiliates of Stilwell, as well as any identified intangible assets and goodwill resulting from the acquisition of subsidiaries and affiliates directly by Stilwell, are aggregated as a separate segment.

The following summary provides information concerning Stilwell's principal geographic areas as of and for the nine months ended September 30 (in millions):

                                          2001                        2002
                                          ----                        ----
Revenues (1):
United States                           $   1,163.0               $     842.0
International (2)                              58.6                      54.5
                                        -----------               -----------
    Total                               $   1,221.6               $     896.5
                                        ===========               ===========

Long-lived assets:
United States                           $   1,537.7               $   2,481.8
International (2)                              40.5                      45.8
                                        -----------               -----------
    Total                               $   1,578.2               $   2,527.6
                                        ===========               ===========

(1) Revenues are attributed to countries based on location at which services are performed.
(2)      Primarily the United Kingdom.

Summarized financial information concerning the segments for the three months ended September 30, 2001 and 2002 is provided in the following tables (in millions):

                                                                      Three months ended
                                                                      September 30, 2001
                                                          -------------------------------------------
                                                                            Nelson,
                                                           Janus and       DST and      Consolidated
                                                             Berger        Other           Stilwell
                                                             ------        -----        ------------
            Revenues                                      $     357.1       $     4.5    $     361.6

            Operating expenses                                  205.3            24.9          230.2
                                                          -----------       ---------    -----------

            Operating income (loss)                             151.8           (20.4)         131.4

            Equity in earnings of
              unconsolidated affiliates                                          15.8           15.8
            Interest expense                                                     (7.0)          (7.0)
            Other, net                                            0.9             4.1            5.0
                                                          -----------       ---------    -----------
               Pretax income (loss)                             152.7            (7.5)         145.2
            Income tax provision (benefit)                       54.0            (6.8)          47.2
            Minority interest                                    71.5            (0.3)          71.2
                                                          -----------       ---------    -----------

            Net income (loss)                             $      27.2       $    (0.4)   $      26.8
                                                          ===========       ==========   ===========



                                                                       Three months ended
                                                                       September 30, 2002
                                                          -------------------------------------------
                                                                            Nelson,
                                                            Janus and       DST and      Consolidated
                                                             Berger          Other         Stilwell
                                                             ------          -----         --------
            Revenues                                       $     252.7      $     5.1    $     257.8

            Operating expenses                                   244.9           36.8          281.7
                                                           -----------      ----------   ------------

            Operating income (loss)                                7.8          (31.7)         (23.9)

            Equity in earnings of
              unconsolidated affiliates                                          17.0           17.0
            Interest expense                                      (2.0)         (12.3)         (14.3)
            Other, net                                             1.2            0.6            1.8
                                                           -----------      ----------   ------------
               Pretax income (loss)                                7.0          (26.4)         (19.4)
            Income tax provision                                  15.3           96.2          111.5
            Minority interest                                      0.3                           0.3
                                                           -----------      ----------   ------------

            Net income (loss)                              $      (8.6)     $  (122.6)   $    (131.2)
                                                           ===========      ==========   ============

Summarized financial information concerning the segments for the nine months ended September 30, 2001 and 2002 is provided in the following tables (in millions):

                                                                       Nine months ended
                                                                      September 30, 2001
                                                        ------------------------------------------------
                                                                            Nelson,
                                                           Janus and        DST and      Consolidated
                                                             Berger          Other         Stilwell
                                                             ------          -----         --------
            Revenues                                      $   1,207.0       $    14.6    $   1,221.6

            Operating expenses                                  719.0            59.7          778.7
                                                          -----------       ---------    -----------

            Operating income (loss)                             488.0           (45.1)         442.9

            Equity in earnings of
              unconsolidated affiliates                                          58.0           58.0
            Interest expense                                     (0.9)          (20.9)         (21.8)
            Other, net                                            7.0            11.1           18.1
                                                          -----------       ---------    -----------
               Pretax income                                    494.1             3.1          497.2
            Income tax provision (benefit)                      181.0           (10.3)         170.7
            Minority interest                                    98.6            (0.7)          97.9
                                                          -----------       ---------    -----------

            Net income                                    $     214.5       $    14.1    $     228.6
                                                          ===========       =========    ===========

            Total assets                                  $     442.9       $ 2,213.8    $   2,656.7
            Capital expenditures                                 19.2             7.5           26.7
            Goodwill, net                                                       603.3          603.3


                                                                       Nine months ended
                                                                       September 30, 2002
                                                         -----------------------------------------------
                                                                            Nelson,
                                                            Janus and       DST and     Consolidated
                                                             Berger          Other         Stilwell
                                                             ------          -----         --------
            Revenues                                       $     880.1      $    16.4    $     896.5

            Operating expenses                                   620.9           53.5          674.4
                                                           -----------      ---------    -----------

            Operating income (loss)                              259.2          (37.1)         222.1

            Equity in earnings of
              unconsolidated affiliates                                          54.1           54.1
            Interest expense                                      (6.0)         (35.1)         (41.1)
            Other, net                                             2.3            5.1            7.4
                                                           -----------      ---------    -----------
               Pretax income (loss)                              255.5          (13.0)         242.5
            Income tax provision                                 111.9           89.5          201.4
            Minority interest                                      1.4                           1.4
                                                           -----------      --------     -----------

            Net income (loss)                              $     142.2      $  (102.5)    $     39.7
                                                           ===========      ==========    ==========

            Total assets                                   $     517.5      $ 2,814.4     $  3,331.9
            Capital expenditures                                  12.2            0.3           12.5
            Goodwill, net                                         95.0        1,029.1        1,124.1


10. During third quarter 2002, the Company recorded approximately $23.3 million ($18.4 million, after income taxes and minority interest) in impairments associated with investments in Village Ventures, Inc. ("Village"), Nelson and other costs. The impairments reflect management's determination that the amount that could be realized for the investment in the current circumstances was lower than the carrying amount as of September 30, 2002.

With respect to Janus' investment in Village, management determined that the continued difficulties in the venture capital markets and value declines in certain of Village's key investments were indicative of an other than temporary diminution in underlying value.

In connection with the Reorganization, Janus management has indicated that it expects to evaluate the Nelson investment for possible disposition in the coming months. Pursuant to FAS 142, because circumstances have changed to indicate that it is more likely than not that the carrying amount of the Nelson investment may be greater than the fair value, management evaluated the investment for impairment. Due to the timing of the announcement of the Reorganization and strategic considerations with respect to Nelson, the Company is required to record an impairment loss because a loss is probable and is reasonably estimable (through a combination of analyses, including discounted cash flow models, industry multiple comparisons and initial indicators of value from investment banking institutions).


11. As previously disclosed, on February 28, 2002, Berger acquired a majority ownership of Enhanced Investment Technologies, Inc. ("INTECH"), and, as part of the acquisition, INTECH was converted to a limited liability company ("INTECH LLC"). INTECH LLC, which had approximately $6 billion in assets under management at acquisition, uses a proprietary mathematical investment process for institutional and private clients.

Berger recorded a deferred acquisition liability for approximately $43.6 million (which has since accreted to $44.1 million as of September 30, 2002) representing Berger's discounted obligation to purchase an additional 27.5% of INTECH LLC by the end of second quarter 2003 pursuant to a put/call arrangement with the principal minority owners of INTECH LLC. Berger may also be required to make contingent payments totaling approximately $17.5 million over the next three years based on INTECH LLC meeting certain financial goals.

The Company is in the process of completing a valuation for purposes of determining the actual allocation of purchase price for INTECH LLC, which may affect the levels of goodwill and identified intangible assets currently recorded. As of September 30, 2002, the Consolidated Condensed Balance Sheet reflects approximately $21 million as a separate account relationship identified intangible asset and approximately $69 million as goodwill. The terms of the transaction were not material to Stilwell's results of operation, financial position or cash flows as of and for the three and nine months ended September 30, 2002.

12. As previously disclosed, on February 12, 2002, Stilwell entered into a receive-fixed, pay-floating interest rate exchange agreement with a major investment bank with respect to Stilwell's $400 million 7% senior notes due November 1, 2006 ("7% Senior Notes"). Stilwell will receive from the counterparty a fixed 7% rate on $400 million, and Stilwell will pay the counterparty based on the six month LIBOR rate (set in arrears) plus 178 basis points. Stilwell has designated the interest rate exchange as a hedge that qualifies for the "shortcut" method for fair value hedges pursuant to Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and the hedge meets the prerequisites for the assumption of no ineffectiveness under FAS 133. The agreement increases the Company's exposure to changes in interest rates.

The effect of the hedge for the three and nine months ended September 30, 2002 was to reduce interest expense by approximately $3.5 million and $8.5 million, respectively, as a result of a lower floating rate cost compared to the 7% fixed rate being received by the Company under the exchange agreement. In addition, the recorded amount of long-term debt was increased by approximately $34.4 million as of September 30, 2002 and an offsetting exchange contract asset was recorded to reflect the fair value of the exchange agreement. On October 23, 2002, the Company terminated the exchange agreement. The Company received $24.8 million and recorded a deferred gain, which will be recognized over the term of the indebtedness.

13. During 2001, Janus recorded several non-recurring items that were reflected in the Consolidated Statement of Income as severance, facility closing and other costs.

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

     o In December 2001, Janus recorded additional facility closing and lease costs related to Janus' Austin and Denver facilities and recorded charges associated with shareowner proxy costs for the Janus group of mutual funds to obtain shareowner approval of new advisory agreements in connection with Stilwell's purchase of Thomas H. Bailey's remaining shares of JCC common stock.

The following table summarizes the activity related to these various 2001 non-recurring items during the nine months ended September 30, 2002 (in millions):

                                 December 31,                             September 30,
                                     2001              Reductions             2002
                              -------------------    ---------------    ---------------
 Severance                         $    1.6           $     (1.6)          $   -
 Lease and related costs               24.4                 (5.7)               18.7
 Fund shareowner proxy costs           11.9                (11.9)              -
                                   --------           -----------          ------------
    Total                          $   37.9           $    (19.2)          $    18.7
                                   ========           ===========          ============


Of the remaining balance, approximately $7.4 million is included as current other liabilities and approximately $11.3 million is included as non-current other liabilities in the consolidated condensed balance sheet at September 30, 2002. The lease terms generally expire between 2007 and 2010.


14. As previously disclosed, on April 30, 2001, Stilwell completed an offering of approximately $931 million principal amount at maturity of zero-coupon convertible senior notes due April 30, 2031 ("Convertible Notes"). The Convertible Notes resulted in gross proceeds to Stilwell of approximately $690 million. Pursuant to the terms of the Convertible Notes, on April 30, 2002, holders required Stilwell to repurchase $820.7 million of the Convertible Notes (approximately $614.5 million of accreted value). On May 1, 2002, Stilwell funded the purchase of the Convertible Notes with $344.5 million in cash and $270.0 million through borrowings under its credit facilities.

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

15. As previously disclosed, on April 1, 2002, Stilwell completed the transfer of the business and operations of Janus Capital Corporation to a limited liability company named Janus Capital Management LLC. Concurrent with this transfer of business and operations, approximately 6.2% of the shares of the limited liability company were issued to key Janus employees. The issuance of ownership to Janus employees was accomplished through two grants.

The first grant was a special, one-time share grant equivalent to 5% of Janus, all of which was originally scheduled to vest at the end of seven years, but included the opportunity for accelerated vesting (either 20% or 33% annually) when Janus met defined performance targets. The second grant represented the customary long-term incentive component of the employees' annual compensation package and was scheduled to vest at the end of five years, with opportunities for acceleration similar to the shares for the one-time grant. In connection with the planned Reorganization as discussed in Note 3, the Company changed effective September 30, 2002 the vesting for all Janus ownership interests to a pro rata five-year schedule. This change in vesting resulted in additional compensation expense during third quarter 2002 of approximately $26 million. For these two grants, the opportunity for accelerated vesting at 33% when Janus meets defined performance targets was retained. All vesting is subject to continued employment by Janus.

The combined grants, which were distributed to approximately 180 key employees, are designed to encourage superior investment performance and long-term stability at Janus through additional employee ownership in a tax-efficient organizational structure. The equity program in the limited liability company includes liquidity provisions that will provide Janus employees the opportunity to sell up to 50% of their aggregate vested shares to Janus or Stilwell, with certain restrictions, on scheduled liquidity dates at the then-current fair value of the shares. Stilwell may pay for any such shares either with cash or shares of Stilwell common stock. On October 21, 2002, Stilwell filed a Form S-8 Registration Statement to provide registered shares of Stilwell that may be issued to satisfy these liquidity obligations.

After issuance of the shares of the limited liability company, Stilwell owns approximately 92% of Janus, with Janus employees owning the remaining 8% of the company. The Company is applying fixed plan accounting under generally accepted accounting principles for the grants of shares and recognizing a pro rata amount of compensation expense for each year during the vesting period - approximately $50 million annually for the one-time grant and approximately $14 million annually for the long-term incentive grant. Because the grants of shares represent profits interests that are considered to have a value of zero for tax purposes, a tax deduction is not available to the Company with respect to this compensation expense.

The exchange of the Janus Capital Corporation common stock for limited liability shares terminated the change of control put rights held by various Janus minority stockholders pursuant to various purchase and restriction agreements.


16. On April 5, 2002, the Company issued $158.1 million of 7.875% senior notes due April 15, 2032 ("Retail Notes"). The Retail Notes were offered in $25 increments to individual investors through a network of financial professionals and are listed on the New York Stock Exchange under the symbol "SVQ." The Retail Notes are not callable for five years; thereafter, the Retail Notes are callable at any time, in whole or in part, at par plus accrued and unpaid interest. The Retail Notes pay interest quarterly beginning on July 31, 2002. The Company received approximately $153.1 million after underwriter discount and certain offering expenses. The proceeds were used to fund a portion of the Convertible Notes that were retired on May 1, 2002 (see Note 14).

17. In April 2002, the Company filed with the Securities and Exchange Commission ("SEC") a Shelf Registration Statement ("Shelf Registration"), which supersedes Stilwell's previous shelf registration statement and provides for the issuance from time to time of up to $800 million in aggregate issue price of the Company's common stock, preferred stock and debt securities. The Shelf Registration was declared effective by the SEC on April 25, 2002. See Note 18 regarding an issuance under the Shelf Registration. As of November 13, 2002, approximately $600 million of securities are available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Company's credit facilities.


18. On July 1, 2002, the Company issued $200.0 million of 7.75% senior notes due June 15, 2009 ("7.75% Senior Notes") under the Shelf Registration. The 7.75% Senior Notes are non-callable and pay interest semi-annually on June 15 and December 15, beginning December 15, 2002. The Company received approximately $196.3 million after underwriter discount and certain offering expenses. The Company used approximately $185.0 million from the proceeds to retire indebtedness under the credit facilities.


19. On July 1, 2002, Thomas H. Bailey resigned as president and chief executive officer of Janus. Mr. Bailey remains chairman of the board of trustees of the Janus funds, a position he has held since launching Janus Fund in 1969. In this capacity, he will continue working as a trustee of the funds, focusing primarily on reviewing and monitoring fund performance. Janus' management committee will continue to run Janus' day-to-day operations until the Reorganization. See Note 3 with respect to the Reorganization.


20. In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires that a liability, measured initially at fair value, for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental concept of FAS 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements shall not be restated. Stilwell expects to adopt FAS 146 for any such exit or disposal activities effective January 1, 2003.


21. On October 31, 2002, Janus purchased $85 million of investment grade commercial paper from the Institutional Janus Money Market Fund. Janus made the purchase because the credit rating of the commercial paper had been downgraded to a level that Janus management believed was not prudent for the fund to own the investment. Janus funded a portion of the purchase by borrowing $41 million from the credit facility. The remaining $44 million was financed through a short-term borrowing arrangement that bears interest at LIBOR plus a minimal spread.

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

SIGNIFICANT DEVELOPMENTS

      Reorganization of Company. On September 3, 2002, Stilwell announced that it expects to merge its operations into a unified platform that will market and distribute its investment products globally under the Janus brand name (the "Reorganization"). The Reorganization - which is expected to be effective by January 1, 2003 - will be accomplished by merging Janus Capital Corporation into Stilwell, and the company is expected to be named Janus Capital Management Inc. ("JCM"). JCM will be headquartered in Denver, Colorado. The Reorganization is expected to streamline operations into a more effective business model that provides opportunities to capitalize on Janus' brand and global distribution network.

      The Company also announced that Mark B. Whiston, Janus' President of Retail-Institutional Services, will become JCM's Chief Executive Officer and vice chairman of the Stilwell/JCM Board of Directors upon completion of the Reorganization.

      In connection with the Reorganization, on October 23, 2002, three new members in addition to Mr. Whiston were added to the Stilwell/JCM Board of Directors, including James P. Craig, formerly JCC's Chief Investment Officer, Helen Young Hayes, Janus' managing director of investments, and Andrew Cox, an investment management consultant. Two existing directors, Morton Sosland and Andrew Rudd, resigned their seats.

      In connection with the Reorganization, the Company recorded a current liability during third quarter 2002 of approximately $46.1 million ($28.7 million, after taxes and minority interest) for severance, facility closing and other costs. Of this total, approximately $39.3 million is for severance costs and approximately $6.8 million for other costs. The Company expects to pay the majority of this amount in cash during the first half of 2003.

      When the Reorganization is fully implemented, the Company expects to realize annual savings of approximately $40 million from the elimination of redundant expenses, such as salaries, facilities and administration costs.

      Significant Non-Recurring Third Quarter 2002 Charges. As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, beginning with DST's public offering in October 1995, the company provided deferred income taxes on its proportionate share of DST earnings using the dividends-received deduction, which excluded 80% of the total from taxation. When the Reorganization was announced, management indicated that it expects to evaluate strategic alternatives for its DST investment. Alternatives now being considered include transactions that would be taxable at the full federal and applicable state income tax rates; accordingly, a non-cash charge of $107.8 million was recorded to accrue additional deferred income taxes in third quarter 2002, resulting in taxes being provided on Stilwell's share of DST earnings since the 1995 public offering at full statutory rates.

      During third quarter 2002, the Company recorded approximately $23.3 million ($18.4 million, after taxes and minority interest) in impairments associated with investments in Village Ventures, Inc. ("Village"), Nelson and other costs. The impairments reflect management's determination that the amount that could be realized for the investment in the current circumstances was lower than the carrying amount as of September 30, 2002.

      With respect to Janus' investment in Village, management determined that the continued difficulties in the venture capital markets and value declines in certain of Village's key investments were indicative of an other than temporary diminution in underlying value.

      In connection with the Reorganization, Janus management has indicated that it expects to evaluate the Nelson investment for possible disposition in the coming months. Pursuant to FAS 142, because circumstances have changed to indicate that it is more likely than not that the carrying amount of the Nelson investment may be greater than the fair value, management evaluated the investment for impairment. Due to the timing of the announcement of the Reorganization and strategic considerations with respect to Nelson, the Company is required to record an impairment loss because a loss is probable and is reasonably estimable (through a combination of analyses, including discounted cash flow models, industry multiple comparisons and initial indicators of value from investment banking institutions).

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

      Thomas H. Bailey resigns as President and Chief Executive Officer of Janus. On July 1, 2002, Thomas H. Bailey resigned as president and chief executive officer of Janus. Mr. Bailey remains chairman of the board of trustees of the Janus funds, a position he has held since launching Janus Fund in 1969. In this capacity, he will continue working as a trustee of the funds, focusing primarily on reviewing and monitoring fund performance. Janus' management committee will continue to run Janus' day-to-day operations until the Reorganization, as discussed above.

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

      The first grant was a special, one-time share grant equivalent to 5% of Janus, all of which was originally scheduled to vest at the end of seven years and included the opportunity for accelerated vesting (either 20% or 33% annually) when Janus met defined performance targets. The second grant represented the customary long-term incentive component of the employees' annual compensation package and was scheduled to vest at the end of five years, with opportunities for acceleration similar to the shares for the one-time grant. As discussed above, in connection with the planned Reorganization, the Company changed effective September 30, 2002 the vesting for all Janus ownership interests to a pro rata five-year schedule. This change in vesting resulted in additional compensation expense during third quarter 2002 of approximately $26 million. For these two grants, the opportunity for accelerated vesting at 33% when Janus meets defined performance targets was retained. All vesting is subject to continued employment by Janus.

      The combined grants, which were distributed to approximately 180 key employees, are designed to encourage superior investment performance and long-term stability at Janus through additional employee ownership in a tax-efficient organizational structure. The equity program in the limited liability company includes liquidity provisions that will provide Janus employees the opportunity to sell up to 50% of their aggregate vested shares to Janus or Stilwell, with certain restrictions, on scheduled liquidity dates at the then-current fair value of the shares. Stilwell may pay for any such shares either with cash or shares of Stilwell common stock. On October 21, 2002, Stilwell filed a Form S-8 Registration Statement to provide registered shares of Stilwell that may be issued to satisfy these liquidity obligations.

      After issuance of the shares of the limited liability company, Stilwell owns approximately 92% of Janus, with Janus employees owning the remaining 8% of the company. The Company is applying fixed plan accounting under generally accepted accounting principles for the grants of shares and recognizing a pro rata amount of compensation expense for each year during the vesting period - approximately $50 million annually for the one-time grant and approximately $14 million annually for the long-term incentive grant. Because the grants of shares represent profits interests, that are considered to have a value of zero for tax purposes, a tax deduction is not available to the Company with respect to this compensation expense.

      The exchange of the Janus Capital Corporation common stock for limited liability shares terminated the change of control put rights held by various Janus minority stockholders pursuant to various purchase and restriction agreements.

      Berger Acquisition of INTECH. Berger acquired a majority ownership of Enhanced Investment Technologies, Inc. ("INTECH") on February 28, 2002 and, as part of the acquisition, INTECH was converted to a limited liability company ("INTECH LLC"). INTECH LLC, which had approximately $6 billion in assets under management at acquisition, uses a proprietary mathematical investment process for institutional and private clients.

      Berger recorded a deferred acquisition liability for approximately $43.6 million (which has since accreted to $44.1 million as of September 30, 2002) representing Berger's obligation to purchase an additional 27.5% of INTECH LLC by the second quarter 2003 pursuant to a put/call arrangement with the principal minority owners of INTECH LLC. Berger may also be required to make contingent payments totaling approximately $17.5 million over the next three years based on INTECH LLC meeting certain financial goals.

      The Company is in the process of completing a valuation for purposes of determining the actual allocation of the purchase price for INTECH LLC, which may affect the levels of goodwill and identified intangible assets currently recorded. As of September 30, 2002, the Consolidated Condensed Balance Sheet reflects approximately $21 million as a separate account relationship identified intangible asset and approximately $69 million as goodwill. The terms of the transaction were not material to Stilwell's results of operation, financial position or cash flows as of and for the three and nine months ended September 30, 2002.

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

      The effect of the hedge for the three and nine months ended September 30, 2002 was to reduce interest expense by approximately $3.5 million and $8.5 million, respectively, as a result of a lower floating rate cost compared to the 7% fixed rate being received by the Company under the exchange agreement. In addition, the recorded amount of long-term debt was increased by approximately $34.4 million as of September 30, 2002 and an offsetting exchange contract asset was recorded to reflect the fair value of the exchange agreement. On October 23, 2002, the Company terminated the exchange agreement. The Company received $24.8 million and recorded a deferred gain, which will be recognized over the term of the indebtedness.


RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared with the Three Months Ended September 30, 2001

      The Company's revenues, operating income (loss) and net income (loss) were as follows (dollars in millions):

                                                Three months ended September 30,
                                         -----------------------------------------------
                                                2001 (i)                    2002 (ii)
                                         ---------------------      --------------------
            Revenues:
               Janus and Berger:
                 Janus                         $    341.0                 $    232.7
                 SMI and Berger                      16.1                       20.0
                                         ---------------------      --------------------
                    Sub-total                       357.1                      252.7
               Other                                  4.5                        5.1
                                         ---------------------      --------------------
               Total                           $    361.6                 $    257.8
                                         =====================      ====================

            Operating income (loss):
               Janus and Berger:
                 Janus                         $    149.5                 $     31.6
                 SMI and Berger                       2.3                      (23.8)
                                         ---------------------      --------------------
                    Sub-total                       151.8                        7.8
               Other                                (20.4)                     (31.7)
                                         ---------------------      --------------------
               Total                           $    131.4                 $    (23.9)
                                         =====================      ====================
            Net income (loss):
               Janus and Berger:
                 Janus (iii)                   $     25.6                 $      7.8
                 SMI and Berger (iv) (v)              1.6                      (16.4)
                                         ---------------------      --------------------
                    Sub-total                        27.2                       (8.6)
                                         ---------------------      --------------------
               Other:
                 DST (v)                             14.6                      (93.4)
                 Other                              (15.0)                     (29.2)
                                         ---------------------      --------------------
                    Sub-total                        (0.4)                    (122.6)
                                         ---------------------      --------------------
               Total                           $     26.8                 $   (131.2)
                                         =====================      ====================


(i) Includes certain non-recurring items as follows: a) a one-time non-cash increase to minority interest of approximately $64 million in connection with its commitment to purchase 609,950 shares of Janus common stock pursuant to a contract under which the actual price paid by Stilwell, which was computed using the results from Janus' record year in 2000, exceeded the then current market value; and b) $0.3 million in equity earnings of DST representing Stilwell's proportionate share of DST non-recurring gains in connection with sales of marketable equity securities during third quarter 2001.

(ii) Includes certain non-recurring items as follows: a) approximately $46.1 million ($28.7 million after taxes and minority interest) in charges associated with severance, facility closing and other costs in connection with the Reorganization; b) a non-cash charge of approximately $107.8 million to accrue additional deferred income taxes related to Stilwell's investment in DST as discussed in "Significant Developments" above; and c) approximately $23.3 million ($18.4 million, after income taxes and minority interest) in impairments associated with investments in Village, Nelson and other costs;

(iii) Janus net income is reported after minority interest of approximately $71.5 for third quarter 2001 and minority loss of $0.3 million for third quarter 2002.

(iv) SMI net income is reported after minority interest of approximately $0.6 million for the three months ended September 30, 2002.

(v)      Stilwell's investment in DST is held by SMI.


      Assets under management at September 30, 2001, December 31, 2001 and September 30, 2002 were as follows (in billions):

                                                     September 30,           December 31,          September 30,
                                                          2001                   2001                   2002
                                                     ---------------       -----------------       ---------------
       Janus:
         Janus Advised Funds:
           Janus Investment Fund                          $  99.0              $  107.9               $  68.9
           Janus Aspen Series                                16.2                  18.3                  13.3
           Janus Adviser Series                               2.6                   3.9                   3.5
           Janus Money Market Funds                          17.0                  18.8                  17.6
           Janus World Funds plc                              2.6                   3.3                   3.2
                                                     ---------------       -----------------       ---------------
             Total Janus Advised Funds                      137.4                 152.2                 106.5

         Janus Sub-Advised Funds and Private
           Accounts                                          27.1                  30.0                  18.4
                                                     ---------------       -----------------       ---------------
              Total Janus                                   164.5                 182.2                 124.9
                                                     ---------------       -----------------       ---------------

       Berger:
         Berger Funds                                         4.7                   6.0                   4.8
         INTECH LLC                                                                                       5.8
         Bay Isle                                                                   1.1                   1.0
         Berger Sub-Advised Funds and Private
           Accounts                                           1.3                   1.5                   1.2
                                                     ---------------       -----------------       ---------------
              Total Berger                                    6.0                   8.6                  12.8
                                                     ---------------       -----------------       ---------------
       Nelson                                                 1.3                   1.4                   1.3
                                                     ---------------       -----------------       ---------------

         Total Assets Under Management                   $  171.8              $  192.2              $  139.0
                                                     ===============       =================       ===============


      The Company reported a net loss of $131.2 million in third quarter 2002 compared to net income of $26.8 million in third quarter 2001. Exclusive of the one-time items in third quarter 2001 and 2002 as discussed in notes (i) and (ii) in the earnings table above, earnings decreased approximately 74% (from $90.5 million to $23.7 million). This decrease reflects lower revenues due to lower assets under management, a decrease in ongoing operating margin (partly as a result of an additional $26 million in compensation resulting from the acceleration of vesting for Janus LLC interests to a five-year pro rata schedule) and an increase in interest expense associated with higher debt levels.

      Average assets under management decreased 25% compared to prior year's third quarter (from $198.0 billion to $148.4 billion), leading to a decline in revenues from $361.6 million to $257.8 million in third quarter 2002. The lower revenues and significant non-recurring costs resulted in a $155.3 million decrease in operating income quarter-to-quarter (an $85.9 million decrease, exclusive of non-recurring costs). Stilwell reported a negative operating margin in third quarter 2002; however, exclusive of non-recurring items, Stilwell's operating margin was 17.6%, which is down from the 36.3% in third quarter 2001. The decrease in operating margin exclusive of non-recurring costs reflects the relative increase in compensation as a result of the grants of Janus LLC stock interests in second quarter 2002, as well as the acceleration in the vesting of such interests in third quarter 2002. Exclusive of one-time gains recorded by DST, Stilwell's equity in net earnings of DST increased 10% during third quarter 2002 versus 2001, continuing the strong growth trends experienced by DST over the last several quarters.


JANUS AND BERGER

      Assets under management for Janus and Berger totaled $137.7 billion, a decrease of $22.5 billion since June 30, 2002. This decrease reflects net cash outflows of $3.2 billion and market depreciation of $19.3 billion. Compared to December 31, 2001 and September 30, 2001, assets under management have declined by approximately $53.1 billion and $32.8 billion, respectively, primarily due to market depreciation associated with the general downturn in the various markets and indices. Average assets under management for Janus and Berger during third quarter 2002 totaled approximately $147.1 billion compared to $175.9 billion in second quarter 2002 and $196.7 billion in third quarter 2001. See the brief discussions of Janus and Berger separately below.

      Investment management fees for Janus and Berger decreased 29% in third quarter 2002 compared to third quarter 2001 as a result of the decrease in average assets under management. Aggregate investment management fees, shareowner servicing fees and other revenues for the third quarter 2002 totaled approximately 68 basis points of average assets under management compared to approximately 72 basis points in third quarter 2001. The decline in basis points reflects a change in the composition of assets under management, partially attributable to the addition of institutionally-based INTECH LLC assets. Shareowner servicing fees and other revenues decreased $19.3 million compared to prior year's quarter, primarily due to declines in assets under management.

      The operating margin for Janus and Berger (exclusive of the non-recurring items) decreased to 19.7% from 42.5% in third quarter 2001. Operating expenses totaled $244.9 million ($202.9 million, exclusive of non-recurring costs) for the three months ended September 30, 2002 compared to $205.3 million in the prior year quarter. The largest component of the operating expenses, compensation expense, was 26% higher than third quarter 2001, reflecting the non-cash compensation associated with the special, one-time grant of five percent of Janus' equity to key Janus employees on April 1, 2002 and the acceleration of such compensation expense associated with the change to a five-year pro rata vesting in the third quarter of 2002 (from the $18 million recorded in second quarter 2002 to $44 million in third quarter 2002). Operating expenses with notable decreases quarter-to-quarter included the following items:
i) third party concession fees resulting from a lower level of assets distributed through these arrangements; ii) depreciation and amortization associated with goodwill and non-amortizable identified intangible assets pursuant to the new accounting guidelines as set forth in Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" ("FAS 142") as well as to reduced capital expenditures over the last two years; iii) marketing costs resulting from promotion efforts that were scaled back to reflect the current operating, market and performance environment; and
iv) other variable costs reflecting the decline in revenues.

      Interest expense increased by $2.0 million as a result of higher average debt balances, primarily associated with Berger's acquisition of INTECH.

      Minority interest declined by $71.2 million quarter-to-quarter, primarily due to the $64.0 million non-recurring charge recorded in third quarter 2001 in connection with Stilwell's purchase commitment for 609,950 shares of Janus common stock as discussed in the table above and other various repurchases of vested JCC common stock by Stilwell during 2001. The April 2002 grant of Janus profits interests (as discussed in "Significant Developments" above) are not yet vested and therefore are not reflected as minority interest.


NELSON, DST AND OTHER

      Nelson reported a net loss of $0.3 million for the third quarter 2002 versus a net loss of $1.3 million in prior year's third quarter. This improvement reflects higher revenues and reduced costs quarter-to-quarter. Nelson's assets under management were down slightly from June 30, 2002 and December 31, 2001. Assets under management in British pounds decreased from (pound)915 million at December 31, 2001 to (pound)836 million at September 30, 2002 due to market depreciation. As a result of increased marketing and brand-awareness initiatives, the number of shareowner accounts has grown approximately 5% since September 30, 2001. Nelson continues its ongoing efforts to expand its existing operations and develop products and services that complement its core business. The Company expects that during this phase of Nelson's development, Nelson will operate at a loss because the rate of growth in expenses will exceed that of revenues (primarily due to increases in the number of employees, technology infrastructure development and marketing efforts). These losses, however, are not expected to be material to Stilwell's results of operations or financial position.

      As noted in "Significant Developments" above, during third quarter 2002, the Company recorded an impairment charge in connection with its investment in Nelson. The impairment reflects management's intention to evaluate strategic alternatives for Nelson, which could include disposal of the investment at a value below the carrying amount of the investment.

      Third quarter 2002 equity earnings from DST were $17.0 million versus $15.8 million in third quarter 2001. Exclusive of the one-time DST items in 2001 as discussed above, equity earnings from DST increased $1.5 million quarter-to-quarter. This improvement was largely attributable to higher earnings in DST's financial services segment due to improved operating margins quarter-to-quarter. Consolidated DST revenues decreased 6% due to lower demutualization and corporate actions activity, and reduced telecommunications, brokerage and trade confirmation volumes. These declines were partially offset by increased revenues resulting from a higher number of shareowner accounts serviced (totaling 79.5 million at September 30, 2002 versus 75.6 million at December 31, 2001 and 75.2 million at September 30, 2001).

      Other Stilwell operating expenses increased over the comparable prior year quarter, primarily as a result of the one-time charges associated with the Reorganization and the impairment recorded on the Company's investment in Nelson, partially offset by lower amortization expense resulting from Stilwell's adoption of FAS 142.

      Interest expense increased by $5.3 million in third quarter 2002 versus 2001 as a result of accrued interest on Stilwell's various senior debt and convertible debt offerings, partially offset by interest costs that were incurred in third quarter 2001 associated with Stilwell's obligations to purchase shares of Janus common stock.

         Other income for third quarter 2002 decreased by $3.5 million compared to third quarter 2001 primarily due to reduced interest income from lower average cash balances and interest rates.

Nine Months Ended September 30, 2002 Compared with the Nine Months Ended September 30, 2001

The Company's revenues, operating income and net income were as follows (dollars in millions):


                                                Nine months ended September 30,
                                         -----------------------------------------------
                                                2001 (i)                    2002 (ii)
                                         ---------------------      --------------------

            Revenues:
               Janus and Berger:
                 Janus                         $  1,158.6                 $    815.9
                 SMI and Berger                      48.4                       64.2
                                         ---------------------      --------------------
                    Sub-total                     1,207.0                      880.1
               Other                                 14.6                       16.4
                                         ---------------------      --------------------
               Total                           $  1,221.6                 $    896.5
                                         =====================      ====================
            Operating income (loss):
               Janus and Berger:
                 Janus                         $    480.7                 $    275.7
                 SMI and Berger                       7.3                      (16.5)
                                         ---------------------      --------------------
                    Sub-total                       488.0                      259.2
               Other                                (45.1)                     (37.1)
                                         ---------------------      --------------------
               Total                           $    442.9                 $    222.1
                                         =====================      ====================

            Net income (loss):
               Janus and Berger:
                 Janus (iii)                   $    209.4                 $    154.6
                 SMI and Berger (iv) (v)              5.1                      (12.4)
                                         ---------------------      --------------------
                    Sub-total                       214.5                      142.2
                                         ---------------------      --------------------
               Other:
                 DST (v)                             53.6                      (59.1)
                 Other                              (39.5)                     (43.4)
                                         ---------------------      --------------------
                    Sub-total                        14.1                     (102.5)
                                         ---------------------      --------------------
               Total                           $    228.6                 $     39.7
                                         =====================      ====================



(i) Includes certain non-recurring items as follows: a) Janus recorded approximately $48.5 million ($26.5 million after minority interest and income taxes) in severance, facility closing and related costs associated with work force reductions and the closing of its Austin location in February and April 2001; b) in first quarter 2001, Janus recorded a reduction of approximately $8.2 million ($4.4 million after minority interest and income taxes) in stock bonus accruals at Janus that were no longer payable as a result of the sale of shares of Janus common stock by various employees to Stilwell; c) the Company recorded $8.4 million ($7.8 million after-tax) in equity earnings of DST representing Stilwell's proportionate share of DST non-recurring gains in connection with the sale of DST's portfolio accounting business and sales of marketable equity securities during second quarter 2001; and d) the one-time $64.0 million charge in connection with the purchase commitment for 609,950 shares of Janus common stock.

(ii) Includes certain non-recurring items as follows: a) approximately $46.1 million ($28.7 million after taxes and minority interest) in charges associated with severance, facility closing and other costs in connection with the reorganization Stilwell announced on September 3, 2002; b) a non-cash charge of approximately $107.8 million to accrue additional deferred income taxes related to its investment in DST; c) approximately $23.3 million ($18.4 million, after taxes and minority interest) in impairments associated with investments in Village, Nelson and other costs; and d) approximately $4.0 million ($2.6 million after-tax) in second quarter 2002 representing legal, accounting and other professional expenses associated with the formation of Janus Capital Management LLC. In addition, the reorganization from a corporation to a limited liability company resulted in certain permanent tax effects netting to approximately $1.8 million in additional tax expense to Stilwell.

(iii)Janus net income is reported after minority interest of approximately $98.6 and $0.1 million for the nine months ended September 30, 2001 and 2002, respectively.

(iv) SMI net income is reported after minority interest of approximately $1.3 million for the nine months ended September 30, 2002.

(v)  Stilwell's investment in DST is held by SMI.

      The Company earned $39.7 million for the nine months ended September 30, 2002 compared to $228.6 million for the nine months ended September 30, 2001. Exclusive of non-recurring items as noted in (i) and (ii) in the table above, earnings decreased approximately 35%. This decrease reflects lower revenues due to lower asset under management levels, a lower operating margin partially due to the acceleration of vesting of LLC interests and an increase in interest expense associated with higher debt levels.

      Average assets under management decreased 23% compared to prior year (from $222.7 billion to $171.3 billion), leading to a $325.1 million (27%) decline in revenues. Operating income decreased by $220.8 million ($187.7 million, exclusive of one-time costs) period-to-period. Exclusive of one-time items, Stilwell reported a lower operating margin in the first nine months of 2002 compared to 2001, attributable to the lower level of assets under management and resulting lower revenue totals, higher relative compensation costs and certain components of expenses that are fixed. Exclusive of one-time items, Stilwell's equity in net earnings of DST increased 9% during the nine months ended September 30, 2002 versus 2001.


JANUS AND BERGER

      Average assets under management for Janus and Berger during the nine months ended September 30, 2002 totaled $170.0 billion, approximately 23% lower than comparable 2001. The lower level of average assets under management for Janus and Berger was attributable to both market depreciation and net redemptions. See the brief discussions of Janus and Berger separately below.

      Investment management fees, shareowner servicing fees and other revenues declined period-to-period, reflecting the decrease in average assets under management and a decline in basis points earned on average assets under management from 73 basis points in 2001 to 69 basis points in 2002. The decline in basis points reflects a change in the composition of assets under management, primarily attributable to a larger proportion of money market products and the addition of institutionally-based INTECH LLC assets.

      The operating margin for Janus and Berger (exclusive of one-time costs) decreased to 34.7% from 43.8% in comparable 2001. Operating expenses totaled $620.9 million ($574.9 million, exclusive of one-time items) for the nine months ended September 30, 2002 compared to $719.0 million ($678.7 million, exclusive of one-time items) in the prior year period. Reduced operating expenses occurred in the same key components identified in the third quarter discussion above. Compensation and third party concession fees - the two largest components of Stilwell's operating expenses - represented approximately 44% of revenues for the nine months ended September 30, 2002, which is an increase over the approximately 35% experienced during the same 2001 period. This increase is due to the lower level of revenues in 2002 compared to 2001, the non-cash compensation charges associated with the grants of equity to Janus employees in 2002 and the acceleration of vesting of the grants in the third quarter of 2002.

      Interest expense increased by $5.1 million as a result of higher average debt balances resulting from Berger's acquisition of INTECH and borrowings by Janus under the credit facilities. Other income declined by $4.7 million as a result of lower average cash balances and reduced interest rates.

      Minority interest declined by $97.2 million period-to-period, primarily due to the $64.0 million non-recurring charge recorded in third quarter 2001 in connection with Stilwell's purchase commitment for 609,950 shares of

Janus common stock as discussed in table above and other various repurchases of vested JCC common stock by Stilwell during 2001. The April 2002 grant of Janus profits interests (as discussed in "Significant Developments" above) are not yet vested and therefore are not reflected as minority interest.


NELSON, DST AND OTHER

      Nelson reported earnings of $0.3 million for the nine months ended September 30, 2002 versus a loss of $3.6 million in 2001. This improvement reflects higher revenues and reduced costs in 2002 compared to 2001. Nelson continues its ongoing efforts to expand its existing operations and develop products and services that complement its core business. The Company expects that during this phase of Nelson's development, Nelson will operate at a loss because the rate of growth in expenses will exceed that of revenues (primarily due to increases in the number of employees, technology infrastructure development and marketing efforts). These losses, however, are not expected to have a material impact on Stilwell's results of operations or financial position.

      Equity earnings from DST for the nine months ended September 30, 2002 were $54.1 million versus $58.0 million in 2001. Exclusive of the one-time items discussed above, equity earnings from DST increased $4.5 million. This improvement was largely attributable to higher earnings in DST's financial services segment, driven by increased revenues. DST's consolidated revenues for the nine months ended September 30, 2002 declined slightly from 2001 as a result of lower revenues from its Output Solutions and Customer Management segments, substantially offset by improved revenues in the Financial Services segment due to a higher number of shareowner accounts services and the inclusion of revenue from EquiServe, Inc., in which DST acquired controlling ownership on March 30, 2001.

      Other Stilwell operating expenses decreased over the comparable prior year, primarily as a result of lower amortization expense resulting from Stilwell's adoption of FAS 142, partially offset by the third quarter 2002 costs from the Reorganization and impairment charge in connection with Stilwell's investment in Nelson (see above).

      Interest expense increased by $14.2 million and Other, net declined $6.0 million during the nine months ended September 30, 2002 compared to 2001 for the same reasons as identified in the third quarter discussion.


Subsidiary information for the Three and Nine months ended September 30, 2002

      A brief discussion of significant Janus, Berger and Nelson items during the nine months ended September 30, 2002 follows:

     Janus
     -----
     During the three months ended September 30, 2002, assets under management decreased by $20.5 billion due to market depreciation of $16.7 billion and net cash outflows of $3.8 billion. The net outflows consisted of approximately $4.1 billion in Janus' retail funds, $0.8 billion in Janus Aspen Series and $1.6 billion in subadvised and private accounts, partially offset by net sales of $2.7 billion in money market funds.

     During the nine months ended September 30, 2002, assets under management decreased by $57.3 billion due to market depreciation of $40.6 billion and net cash outflows of $16.7 billion. The net outflows consisted of approximately $11.7 billion in Janus' retail funds, $1.8 billion in money market funds, $1.0 billion in Janus Aspen Series and $3.3 billion in subadvised and private accounts, partially offset by net sales of $1.1 billion in the Janus Adviser Series and Janus World Funds. Total Janus shareowner accounts decreased from 5.6 million at December 31, 2001 to 5.1 million at September 30, 2002.

     Revenues were lower in the three months and nine months ending September 30, 2002 compared to 2001 due to the lower level of average assets under management. Ongoing operating margins declined during the first nine months of 2002 compared to the levels experienced throughout 2001 primarily due to increased compensation resulting from issuances of LLC interests in second quarter 2002 and the acceleration of vesting for these LLC interests in third quarter 2002.

     Berger
     ------
     Berger assets under management decreased by $2.0 billion during the three months ended September 30, 2002 due to $2.6 billion of market depreciation, partially offset by net cash inflows of $0.6 billion (primarily in the INTECH LLC and value products).

     Berger assets under management increased by $4.2 billion during the nine months ended September 30, 2002, reflecting $6.0 billion from the purchase of INTECH and net cash inflows of $2.1 billion, partially offset by market depreciation of $3.9 billion. Berger's ability to maintain net cash inflows during the year, as well as to increase its shareowner accounts to nearly 275,000, reflects the results of Berger's efforts to broaden its fund platform to include value products and INTECH LLC products.

     Nelson
     ------
     Nelson continues to focus on building brand awareness through its relationships with premier corporations and the ongoing presentations to these corporations' employees. Marketing and promotional efforts developed to secure clients through direct channels are broadening the Nelson platform of capabilities and opportunities. The number of advisors working with clients has nearly doubled from the 25 Nelson employed in 1998 and the number of clients during that same period has grown by approximately 50%.


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

     Due to the downturn in the equity markets and weak Janus investment management performance relative to the markets from the second half of 2000 through the first half of 2002, Stilwell's assets under management declined from levels experienced during recent prior years. Average assets under management for the nine months ended September 30, 2002 were $171.3 billion and assets under management at September 30, 2002 totaled $139.0 billion. Average assets under management can fluctuate based on fund flows and changes in the market value of funds and accounts managed by Janus, Berger or Nelson. Accordingly, revenues during the remainder of 2002 are expected to decrease from the comparable 2001 periods to the extent that the markets continue to be unfavorable to equity growth investors and result in declines in assets under management. A continuation of the lower revenue trends could result in lower operating income and net income.

     Exclusive of one-time items discussed above, the operating margin for the nine months ended September 30, 2002 decreased to 33.0% from 39.6% in prior year. Management expects that Stilwell will continue to experience margin pressures as the various subsidiaries strive to ensure that the operational and administrative infrastructure continues to meet the high standards of quality and service historically provided to investors. In addition, as discussed in "Significant Developments" above, compensation costs increased as a result of the LLC equity grants at Janus that occurred on April 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Summary cash flow data is as follows (in millions):

                                           Nine months ended September 30,
                                      ------------------------------------------
                                           2001                      2002
                                      ----------------         -----------------
 Cash flows provided by (used for):
    Operating activities                 $  470.2                  $  218.8
    Investing activities                 (1,003.6)                    (98.0)
    Financing activities                    599.5                    (267.2)
                                      ----------------         -----------------
      Net increase (decrease)                66.1                    (146.4)
      At beginning of year                  364.3                     236.7
                                      ----------------         -----------------
      At end of period                   $  430.4                  $   90.3
                                      ================         =================


      During the nine months ended September 30, 2002, the Company's consolidated cash position decreased $146.4 million from December 31, 2001. This decrease is largely attributable to repayment of long-term debt and investment in INTECH LLC, partially offset by proceeds received from the issuance of the Retail Notes and the 7.75% Senior Notes, borrowings under the credit facilities and net income.

      Net operating cash inflows for the nine months ended September 30, 2002 were $251.4 million lower than comparable 2001. This decrease was chiefly attributable to lower net income and changes in working capital items. In particular, the change in accounts receivable was lower in 2002 than in 2001 due to declines in levels of assets under management period-to-period and the change in other accrued liabilities was lower, partly due to lower income taxes. This decline, however, was partially offset by reduced cash requirements for funding of payments under ss.83(b) of the Internal Revenue Code for JCC employees as described in Note 10 to the consolidated financial statements as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      Net investing cash outflows were $98.0 million during the nine months ended September 30, 2002 compared to $1,003.6 million during the comparable 2001 period. This difference reflects the significant purchases of Janus common stock in 2001, partially offset by the current year investment in INTECH. Capital expenditures were approximately 53% lower than 2001 due to the extensive infrastructure efforts at Janus in recent years.

      Through September 30, 2002, financing cash outflows reflect the repayment of long-term debt ($849.5 million) and minority interest distributions, partially offset by the proceeds ($625.7 million) from the issuance of the Retail Notes, the issuance of the 7.75% Senior Notes and borrowings under the credit facilities. Activity during the nine months ended September 30, 2001 included proceeds from the issuance of the Convertible Notes and payment of approximately $87.1 million in minority distributions.

      The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 2002 and throughout 2003. Cash flows from operations are expected to continue during the remainder of 2002 from positive operating income, which has historically resulted in favorable operating cash flows. Based on activity during 2002, the Company expects that deferred commission payments will be higher than in 2001 as a result of the launch of various offshore funds that utilize the B share commission structure. Capital expenditure levels are expected to be lower than in 2001, largely due to the extensive infrastructure efforts at Janus during 1998 through 2000.

      As discussed in "Significant Developments" above, the Company expects to pay approximately $39.3 million in severance costs in connection with the Reorganization. Stilwell also expects to have other cash requirements associated with the Reorganization, including repurchases of minority interests at Berger. The Company expects to pay the majority of costs associated with the Reorganization in the first half of 2003. Additionally, as discussed in "Significant Developments" above, the Company expects to make additional investments in INTECH LLC of approximately $50 million during the first half of 2003.

      On October 31, 2002, Janus purchased $85 million of investment grade commercial paper from the Institutional Janus Money Market Fund. Janus made the purchase because the credit rating of the commercial paper had been downgraded to a level that Janus management believed was not prudent for the fund to own the investment. Janus funded a portion of the purchase by borrowing $41 million from the credit facility. The remaining $44 million was financed through a short-term borrowing arrangement that bears interest at LIBOR plus a minimal spread. Janus expects to repay these borrowings in the first quarter of 2003.

      In December 2000, Stilwell and Janus arranged $600 million in credit facilities - a $300 million 364-Day Competitive Advance and Revolving Credit Facility ("364-Day Facility") and a $300 million Five-Year Competitive Advance and Revolving Credit Facility ("Five-Year Facility") (collectively, the "Facilities"). The actual amount outstanding under the Facilities as of September 30, 2002 was $35 million. The Facilities contain a number of covenants that could restrict maximum utilization of the Facilities, or the ability of the Company to issue securities that are currently available for issuance under the Company's Shelf Registration referred to below, including various financial covenants such as a specified financing leverage, minimum net worth, minimum unencumbered liquidity, a fixed charge coverage and minimum average assets under management. Stilwell and Janus were in compliance with the various provisions of the Facilities, including the financial covenants, as of September 30, 2002.

      The Company did not renew the 364-Day Facility in October 2002. Accordingly, as of November 13, 2002, the Company has $300 million under the Five-Year Facility, of which currently only $150 million is available to the Company. Pursuant to a provision included in the Five-Year Facility, if Stilwell's average assets under management over a rolling three-month period were to fall below $180 billion, but remain above $170 billion, the aggregate amount available under the Five-Year Facility would be reduced to $250 million. If the average assets under management were to fall below $170 billion, but remain above $150 billion, the Five-Year Facility would be reduced to $200 million. If the average assets under management were to fall below $150 billion, the maximum borrowing available would be reduced to $150 million. Further, Stilwell would be required to repay portions of amounts borrowed under the credit facilities to the extent such borrowing were in excess of the reduced credit availability amount. As of September 30, 2002 the rolling three-month average of assets under management was $148.4 billion and thus the amount available under the Five-Year Facility was reduced to $150 million.

      In April 2002, the Company filed with the Securities and Exchange Commission ("SEC") a Shelf Registration Statement ("Shelf Registration"), which supersedes Stilwell's previous shelf registration statement and provides for the issuance from time to time of up to $800 million in aggregate issue price of the Company's common stock, preferred stock and debt securities. The SEC declared the Shelf Registration effective on April 25, 2002. As discussed in "Significant Developments" above, the Company issued the 7.75% Senior Notes under the Shelf Registration. As of November 13, 2002, approximately $600 million of securities are available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Company's credit facility.

      In July 2000, the Company announced a $1 billion stock repurchase program to be completed over a period of two years. On May 9, 2002, the Company extended the program an additional two years to expire on July 25, 2004. The Company did not repurchase any shares during 2001 or through September 30, 2002. As of September 30, 2002, the Company had repurchased approximately 7.2 million shares of its common stock for a total cost of approximately $323.3 million. The Company anticipates funding future repurchases with cash flow from operations and may consider additional financing alternatives for these purposes.

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

      For example, as of September 30, 2002, the six month LIBOR rate was 1.71%. Assuming the agreement had been entered into on January 1, 2002, under the exchange agreement, Stilwell would have paid to the counterparty a rate of 3.49% and would have received a rate of 7%, resulting in a net gain to Stilwell of 3.51%, or approximately $3.5 million during the three months ended September 30, 2002. Stilwell is required to pay to the holders of the 7% Senior Notes an amount equal to $7.0 million per quarter. Accordingly, the net interest cost to Stilwell during third quarter 2002 would have been $3.5 million under this hypothetical scenario.

      A one percentage point increase in the six month LIBOR rate would result in a $1 million increase in the net interest cost to Stilwell per quarter, while a one percentage point decrease in the six month LIBOR rate would result in a $1 million decrease in the net interest cost to Stilwell per quarter

      On October 23, 2002, the Company terminated the exchange agreement. The Company received $24.8 million and recorded a deferred gain, which will be recognized over the term of the indebtedness.


Item 4.  Controls and Procedures

      Within the 90-day period prior to the filing date of this Form 10-Q Quarterly Report, Stilwell carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

      Based on that evaluation, Stilwell's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the periodic reports that must be filed with the Securities and Exchange Commission.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

      The Company has had no significant changes in any legal proceedings from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Item 6.           Exhibits and Reports on Form 8-K

a)   Exhibits

          Exhibit 10.1 - Consent, Waiver and Amendment dated October 23, 2002, among Stilwell Financial Inc., Janus Capital
                         Corporation and Citibank, N.A., as administrative agent for the lenders named therein, with respect to the 364-Day Credit Agreement and the Five-Year Credit Agreement, is attached to this Form 10-Q as
                         Exhibit 10.1

          Exhibit 10.2 - Third Amendment to the Stilwell Financial Inc. 401(k),
                         Profit Sharing and Employee Stock Ownership Plan, dated October 2, 2002, is attached to this Form 10-Q as Exhibit 10.2

          Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Landon H. Rowland, Chairman of the Board, President and Chief Executive Officer of Stilwell Financial Inc., is attached to this Form 10-Q as Exhibit 99.1

          Exhibit 99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Daniel P. Connealy, Vice President and Chief Financial Officer of Stilwell Financial Inc., is attached to this Form 10-Q as
                         Exhibit 99.2

b) Reports on Form 8-K

      On August 14, 2002, the Company furnished a Current Report on Form 8-K, dated August 12, 2002, under Item 9, that included the Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings pursuant to Securities and Exchange Commission Order No. 4-460 and the Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      On August 7, 2002, the Company furnished a Current Report on Form 8-K, dated July 25, 2002, under Item 9, that attaches Stilwell's news releases announcing financial results for the three months ended June 30, 2002 and reporting assets under management information as of July 31, 2002.

      On July 2, 2002, the Company filed a Current Report on Form 8-K, dated July 1, 2002, under Item 5, to provide the Officers' Certificate, dated as of July 2, 2002, pursuant to the Indenture dated as of November 6, 2001. The Form 8-K also included, as furnished under Item 9, a copy of the press release that reported the Company's assets under management information as of June 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 14, 2002.




                             Stilwell Financial Inc.




                             /s/ Daniel P. Connealy
                             ----------------------
                               Daniel P. Connealy
                   Vice President and Chief Financial Officer
                          (Principal Financial Officer)



                             /s/ Douglas E. Nickerson
                            -------------------------
                              Douglas E. Nickerson
                    Vice President, Controller and Treasurer
                         (Principal Accounting Officer)

CERTIFICATION

        I, Landon H. Rowland, President, Chief Executive Officer and Chairman of Stilwell Financial Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Stilwell Financial Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                      /s/  Landon H. Rowland
                                      ----------------------------
                                      Landon H. Rowland
                                      President, Chief Executive Officer and
                                      Chairman of the Board of Directors

CERTIFICATION

        I, Daniel P. Connealy, Vice President and Chief Financial Officer of Stilwell Financial Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Stilwell Financial Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                             /s/ Daniel P. Connealy
                             ----------------------
                               Daniel P. Connealy
                         Vice President and Chief Financial Officer