Form 10-K
period 2002-12-31
JANUS CAPITAL GROUP INC
filed 2003-03-28
CIK 1065865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15253

Janus Capital Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	43-1804048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fillmore Street, Denver, Colorado	80206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(303) 333-3863

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Per Share Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $4,010,793,259 (based on the closing price of the common stock on New York Stock Exchange on June 28, 2002).

      The Company’s common stock is listed on the New York Stock Exchange under the symbol “JNS”. As of March 11, 2003, 223,497,233 shares of common stock were outstanding. On such date, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $2,215,294,200 (based on the closing price of the common stock on New York Stock Exchange on March 11, 2003).

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into which incorporated

Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2002	Part III

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Company’s Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7(A). Quantitative And Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Company
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
EX-10.6.2 Amended Employment Agreement - Rowland
EX-10.6.5 Amended Employment Agreement - Carpenter
EX-10.8.4 Amendment No. 1 to 1998 Incentive Plan
EX-10.13.4 4th Amendment 401(k), Profit Sharing
EX-10.16 Amended Employment Agreement - Royle
EX-10.18 Amended Employment Agreement - Connealy
EX-10.20 Amended Employment Agreement - Nickerson
EX-10.22 Amended LLC Agreement
EX-10.23 Stilwell Severance and Summary Plan
EX-10.24 Retention Agreement - Stilwell/Carpenter
EX-10.25 Retention Agreement - Stilwell/Connealy
EX-10.26 Retention Agreement - Stilwell/Nickerson
EX-10.27 Retention Agreement - Stilwell/Royle
EX-10.28 Change in Control Agreement - Whiston
EX-10.29 Change in Control Agreement - Starr
EX-10.30 Change in Control Agreement - Early
EX-10.31 Change in Control Agreement - Hudner
EX-10.32 Change in Control Agreement - Beery
EX-10.33 Change in Control Agreement - Soderberg
EX-10.34 Employment Agreement - Janus/Whiston
EX-10.35 Employment Agreement - Janus/Starr
EX-10.36 Employment Agreement - Janus/Early
EX-10.37 Employment Agreement - Janus/Hudner
EX-10.38 Employment Agreement - Janus/Beery
EX-10.39 Employment Agreement - Janus/Hayes
EX-12.1 Computation of Ratio of Earnings
EX-21.1 Subsidiaries of the Company
EX-23.1 Consent of Deloitte & Touche LLP
EX-23.2 Consent of PricewaterhouseCoopers LLP
EX-99.1 Certification Pursuant to 18 USC Sec. 1350
EX-99.2 Certification Pursuant to 18 USC Sec. 1350

JANUS CAPITAL GROUP INC.

2002 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

      This Annual Report on Form 10-K contains “forward-looking statements‘ within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. (“Janus” or the “Company”) may make other written and oral communications from time to time (including, without limit, in the Company’s 2002 Annual Report to Stockholders) that contain such statements. Forward-looking statements, include statements as to industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts, are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue‘ and similar expressions or variations, and are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1, Business, under “Risk Factors” and elsewhere in this report. Janus cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 1.	Business

General

      Janus Capital Group Inc. and its consolidated subsidiaries (collectively, “Janus” or the “Company”) sponsors, markets and provides investment advisory, distribution and administrative services primarily to mutual funds in both domestic and international markets. As of December 31, 2002, the Company managed $138.4 billion in assets across multiple investment disciplines. Janus’ revenues are largely dependent on the total value and composition of assets under management, primarily consisting of domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets, relative investment performance, net flows and changes in the composition of assets under management are factors that have a direct effect on the Company’s revenues and operating results.

Company History

      On June 14, 2000, the Board of Directors of Kansas City Southern (“KCS”) (f.k.a. Kansas City Southern Industries, Inc.) approved the tax-free spin-off of its financial services segment (the “Spin-off”). The primary operating entities comprising the financial services segment of KCS at the time of the Spin-off were Janus Capital Corporation (“JCC”), an 82% owned subsidiary; Berger LLC (“Berger”), an 86% owned subsidiary; and DST Systems, Inc. (“DST”), a 32% equity investment. At the time of the Spin-off, JCC was the principal business of the financial services segment of KCS, representing greater than 90% of assets under management, revenues and net income.

      On July 12, 2000, the Spin-off was completed through a special dividend of common stock of the Company (which at the time was named Stilwell Financial Inc. (“Stilwell”)) to KCS common stockholders of record on June 28, 2000. Those stockholders received two shares of Stilwell common stock for every one share of KCS common stock owned on the record date.

      Stilwell operated as a holding company to perform various functions, including supporting and enhancing business efforts; strategic planning and development of subsidiaries; financing through the capital markets; evaluating and pursuing potential acquisitions, partnerships, joint ventures and other opportunities; and establishing and supporting employee stock ownership programs for the management of each subsidiary.

      To begin expanding the fund product offerings to investment disciplines other than growth equities, two acquisitions were made in late 2001 and early 2002. In December 2001, the Company acquired 100% of Bay Isle Financial Inc. (“Bay Isle”) an asset management company based in Oakland, California. Bay Isle is an investment advisor that manages primarily institutional accounts and employs an investment process that attempts to identify domestic equities that are undervalued and are likely to appreciate. Bay Isle had approximately $1.1 billion in assets under management at the date of acquisition. In February 2002, the Company acquired a majority ownership interest of Enhanced Investment Technologies Inc. (“INTECH”), based in Princeton, New Jersey and Palm Beach Gardens, Florida. INTECH, which had approximately $6 billion in assets under management at acquisition, uses a proprietary mathematical investment process to manage equity securities for institutional and private clients.

      In 2001, largely pursuant to contractual put obligations, the Company acquired approximately 16% of JCC from its former President and Chief Executive Officer and other employees of JCC for approximately $1,558.6 million. After the series of transactions was completed, the Company owned approximately 98% of JCC.

      In 2002, in conjunction with the conversion of JCC to a limited liability company, the Company created Janus Capital Management LLC (“JCM”) and transferred the business and operations of JCC to JCM. Concurrent with the conversion to JCM, approximately 6.2% of the shares of JCM were granted to key JCM employees. The shares vest on a pro-rata basis over a five-year period. On March 12, 2003, JCM became a wholly-owned subsidiary through the conversion of all outstanding employee-held shares of JCM into shares of Janus common stock.

      On January 1, 2003, in response to the changing market environment, the Company reorganized its operations with the goal of eliminating redundant management teams, investment capabilities and infrastructure, and adopted a new business model that better capitalizes on the well-known Janus brand and leverages JCM’s existing and extensive global distribution relationships and network (the “Reorganization”). The Reorganization was accomplished by merging JCC into the Company, and changing the name of the Company to Janus Capital Group Inc. Janus’ headquarters were moved from Kansas City, Missouri to the existing JCM offices in Denver, Colorado.

      In conjunction with the Reorganization, the Berger Funds’ Trustees unanimously voted to approve the merger of Berger’s growth funds into similar Janus growth funds, subject to the receipt of Berger shareholder approval, which is expected to occur in March or April 2003. As a result of moving the corporate headquarters and the merger of the Berger funds, Janus expects to close the Stilwell facilities located in Kansas City, Missouri and the Berger facilities located in Denver, Colorado and eliminate a majority of the work force at Stilwell and Berger.

      In December 2002, Janus agreed to purchase 30% of Perkins, Wolf, McDonnell and Company (“PWM”). The acquisition is contingent upon receiving approval from Berger shareholders to merge Berger funds into similar Janus funds. PWM is currently the named subadvisor for certain of the Company’s value products.

      With respect to the Company’s 33% investment in DST, Janus is currently evaluating a number of divestiture alternatives, including, among other structures, a secondary offering, a sale directly to DST, a spin-off or split-off transaction and/or convertible financing structures. A divestiture could be accomplished through a single transaction, a series of transactions and/or a combination of different alternatives over a short or longer period of time. Janus has not made any decisions as to the timing, method, tax approach or amount with respect to a DST transaction, and any such transaction will consider the economic, market and business conditions at the time.

Business and Distribution Strategy

      Janus’ business strategy comprises the complementary asset management firms that collectively make up Janus, and the fact that these firms and the products they manage are branded and distributed through one global distribution network. The diverse lineup of investment disciplines offered by Janus’ underlying subsidiaries currently include growth, core, international, value and risk-managed equity funds as well as specialty fixed-income and money market funds. This newly evolved business model allows Janus to leverage a single Janus brand and global distribution network and, most importantly, bring greater diversity to its product offerings, which will ultimately help insulate the Company as investment styles and disciplines shift in and out of favor.

      Each discipline offered through Janus is managed according to the style and strength of the respective money management firm, which allows each subsidiary to stay focused on its respective core competency or area of expertise, as follows:

•	JCM is one of the largest equity managers in the United States, specializing primarily in growth, core and international equity investing. For more than three decades, JCM has employed a bottom-up, company-by- company investment approach based on the conviction that stock prices ultimately follow earnings growth.

•	INTECH has been managing institutional assets since 1987 using mathematically driven equity investing strategies. INTECH’s unique investment process is based on a mathematical theory that attempts to capitalize on the random nature of stock price movements, with the goal of outperforming a passive index while minimizing risk.

•	PWM, with over 22 years of industry experience, has established its reputation in the small- and mid-cap value space through intensive research and careful consideration of risks.

•	Bay Isle specializes in large- and small-cap value and REIT equity investing. For more than 16 years, Bay Isle has employed a bottom-up analysis with an intense focus on quality companies that trade at discounts to their fair market value.

      With respect to distribution, Janus has employed a broad and open strategy both domestically and abroad. Janus’ domestic distribution network includes its direct no-load business and its well-established third-party partnerships across the mutual fund supermarket, retirement plan, variable annuity and mutual fund wrap channels. Additionally, Janus packages products for distribution in the institutional separate account and subadvised channels both domestically and abroad.

      This broad and open strategy is reflected in Janus’ well-diversified distribution of its assets across several key channels. As of December 31, 2002, 26.7% of Janus assets came from the direct no-load channel; 52.0% from retirement plan, retail supermarket and advisor-assisted channels; 17.8% from traditional institutional separate account and subadvised business; and the remaining 3.5% from Janus’ fairly new, but rapidly growing, offshore distribution channel.

      Janus offers three distinct domestic mutual fund families — Janus Investment Fund (“JIF”), Janus Adviser Series (“JAD”) and Janus Aspen Series (“JAS”), and each is priced appropriately for its respective distribution channel. These fund families and the distribution channels they serve offer the complementary investment disciplines of JCM, INTECH, PWM and Bay Isle.

      Janus’ original fund family, JIF, primarily serves the investment needs of the direct and retail supermarket investors. Janus continues to be a dominant player in the traditional no-load channel and services more than 2 million direct investors.

      The JAS fund family was introduced in August 2000 to meet the growing needs of Janus’ retirement plan and advisor-assisted businesses. The Adviser Series offers multiple share classes (currently I and C shares) and is sold exclusively through financial intermediaries and retirement plans.

      The JAS fund family was launched in September 1993 exclusively for third-party distribution of variable annuities and certain qualified retirement plans. Janus Aspen Series is sold primarily through insurance companies and broker dealers.

      Janus International, the Company’s offshore distribution channel, was launched in October 1998 to bring the Janus approach of investment management to institutional and retail investors outside the

U.S. Janus International’s product line includes a range of Dublin-based funds, Janus World Funds Plc, and separately managed accounts.

Industry Segment Financial Information

      For purposes of segment reporting, Janus reports JCM, Bay Isle, INTECH and Berger as one segment (“Investment Management”), representing those businesses that derive the majority of their revenues and income from providing investment management services under investment advisory agreements. Janus’ investment in DST, the Company’s investment in other less significant subsidiaries and amounts historically recorded as “holding company” expenses are reported as a separate segment (“DST and Other”).

      Janus reports geographic area information with respect to revenues and long-lived assets based on where services are performed. Primary locations are the United States and the United Kingdom. See additional information in Part II Item 8, Financial Statements and Supplementary Data, footnote Note 19 — Segment and Geographic Information, of this Form 10-K.

Competition

      The investment management industry is relatively mature and saturated with competitors that provide similar services and often have undifferentiated capabilities. As such, Janus generally encounters significant competition in most areas of its business. Janus competes with mutual fund advisors, brokerage and investment banking firms, insurance companies, banks and other financial institutions, many of which are larger, have proprietary access to distribution, have a broader range of product choices and investment capabilities, and have greater capital resources. Janus’ ability to successfully compete in this market is based on its ability to achieve superior short- and long-term investment performance; to maintain its current distribution relationships and to continue to build new ones; to develop products with pricing that aligns well with its distribution channels and are attractive to underlying clients and investors; to offer multiple investment choices; to provide effective shareowner servicing; and to develop and leverage its brand.

      Competition in the mutual fund industry continues to increase as a result of greater flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares, and as a result of consolidation and acquisition activity within the industry. Furthermore, the marketplace for investment products is rapidly changing: investors are becoming more sophisticated; the demand for and access to investment advice and information are becoming more widespread; and more investors are demanding investment vehicles that are customized to their personal situations. The impact on mutual fund demand due to the increasing availability of alternative product types, such as hedge funds, exchange traded funds and separate accounts, is uncertain.

Regulation

      Janus operates primarily in the investment management industry, which is subject to extensive federal and state laws and regulations intended to benefit or protect the shareholders of funds managed by Janus and advisory clients of Janus. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of Janus’ business for failure to comply with the laws and regulations. Possible consequences or sanctions for such failure to comply include, but are not limited to, voiding of investment advisory and subadvisory agreements, the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, censures and fines.

      The Securities and Exchange Commission (“SEC”) is the federal agency generally responsible for administering the federal securities laws. Certain subsidiaries of Janus are registered investment advisors under the Investment Advisors Act of 1940 (the “Investment Advisors Act”) and, as such, are supervised by the SEC and applicable state securities agencies. The Investment Advisors Act requires registered investment advisors to comply with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations.

      Through its subsidiaries, Janus acts as advisor or subadvisor to both proprietary and non-proprietary mutual funds, which are registered with the SEC pursuant to the Investment Company 1940 Act, as amended (the “1940 Act”). Janus subsidiaries also serve as advisor or subadvisor to separately managed accounts and commingled accounts that are not required to register under the 1940 Act. Janus subsidiaries are governed by the Investment Advisors Act with respect to their advisory and subadvisory services. In addition, as an advisor or subadvisor to a registered investment company, Janus must comply with the requirements of the 1940 Act and related regulations. In addition, the advisor or subadvisor to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the “Code”).

      In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934. Certain Janus subsidiaries are registered broker-dealers with the SEC and member firms of the National Association of Securities Dealers (the “NASD”), the securities industry’s self-regulatory organization. The NASD has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities.

      Registered broker-dealers, members of the New York Stock Exchange (“NYSE”) and members of the NASD are subject to net capital requirements, including those of various federal and state regulatory agencies. Janus broker-dealers’ net capital has consistently met or exceeded all minimum requirements. Many of the non-U.S. securities exchanges and regulatory authorities also have imposed rules (and others may impose rules) relating to capital requirements applicable to Janus’ foreign subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that a minimum amount of assets be kept in relatively liquid form.

      Janus broker-dealer subsidiaries are also subject to regulation under state law in some states. The federal securities laws prohibit states from imposing substantive requirements on broker-dealers that exceed those under federal law. This does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers and their employees for engaging in misconduct.

      Janus subsidiaries are also subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) and related regulations to the extent they are considered “fiduciaries” under ERISA with respect to some of their clients. ERISA and related provisions of the Code and regulations issued by the Department of Labor impose duties on persons who are fiduciaries under ERISA, and prohibit some transactions involving the assets of each ERISA plan which is a client of a Janus subsidiary, as well as some transactions by the fiduciaries (and several other related parties) to such plans.

      Certain Janus subsidiaries are authorized to conduct investment business in the United Kingdom pursuant to the Financial Services and Markets Act 2000 (the “FSMA”). Their investment management advisory activities are regulated by the Financial Services Authority (“FSA”), which in addition to broad supervisory powers, may discipline the businesses it regulates. Disciplinary powers include the power to temporarily or permanently revoke the authorization to carry on regulated business following a breach of FSMA and/or regulatory rules, the suspension of registered employees, censures and fines for both regulated businesses and their registered employees.

      The Janus compliance program has policies and procedures in place, including a Corporate Code of Conduct and Ethics Policy consistent with the NYSE listing standards and certain applicable provisions of Sarbanes-Oxley Act of 2002, to attempt to prevent and detect infractions of the applicable federal and state laws and regulations.

Employees

      As of December 31, 2002, Janus had approximately 1,450 full-time employees, none of whom is represented by a labor union.

Available Information

      Janus files reports with the United States Securities and Exchange Commission (“SEC”). Copies of our filings can be obtained from the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information can be obtained on the operation of the Public Reference Room Can be obtained by calling the SEC at 1-800-SEC-0330.

      We file reports with the SEC electronically via the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Janus makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments thereto as soon as reasonably practical after such filing has been made with the SEC. Reports may be obtained through the Janus Capital Group website (Janus.com) or by contacting Janus at 303-691-3905.

Risk Factors

Any decrease in the value of Janus’ assets under management would adversely affect revenues and profits.

      Since the majority of Janus’ revenues are related directly to the value of the assets under management, any decline in the value or amount of those assets would have an adverse effect on revenues. Assets under management may decline for various reasons, many of which are not under Janus’ control. For any period in which revenues decline, Janus’ profits and profit margins may decline by a greater proportion because certain expenses remain relatively fixed. Factors that could decrease assets under management (and therefore revenues) include the following:

      Declines in the market value of the assets in the funds and accounts managed. These could be caused by price declines in the securities markets generally, by price declines in the market segments in which those assets are concentrated, or by firm-specific events that may significantly affect the valuation of individual security holdings held by Janus across portfolios and client accounts. Janus’ assets under management are concentrated in the U.S. equity markets and to a lesser extent in the international equity markets. The effect of market price declines will be compounded if the funds and accounts managed underperform the applicable market or segment.

      In the case of money market funds, which invest exclusively in high-quality, short-term money market instruments, as well as other funds that invest in fixed income securities, the value of assets in such funds may decline as a result of changes in interest rates, an issuer’s actual or perceived creditworthiness or an issuer’s ability to meet its obligations.

      Redemptions and other withdrawals from the funds and accounts managed. These could be caused by investors (in response to adverse market conditions or pursuit of other investment opportunities) reducing their investments in mutual funds in general or in the market segments on which Janus focuses; investors taking profits from their investments; poor investment performance of the funds and accounts managed by Janus; and portfolio risk characteristics, which could cause investors to move funds to other investment managers.

      Favorable performance by the U.S. securities markets in the late 1990s attracted a substantial inflow of investments to the U.S. mutual fund industry and resulted in significant appreciation in the market value of the assets held by the Janus funds during the period. However, markets during the years 2000 through 2002 retreated from the level of performance experienced during the late 1990s, with each of the major indices — the Standard & Poor 500 Index, NASDAQ and Dow Jones Industrial Average — declining in 2000, 2001 and 2002. Janus’ assets under management have varied from year to year, and management does not currently expect the high average growth rates experienced in the late 1990s to be repeated in the foreseeable future. However, management also does not believe that the market declines experienced over the last three years are indicative of future market behavior. Nevertheless, it is possible that decreases in assets under management similar to those experienced during 2000 through 2002 could continue in future periods.

      The results of DST are also subject to the performance of the U.S. mutual fund industry because DST derives a substantial portion of its revenues from the delivery of services and products to U.S. mutual fund industry clients. Any event affecting the mutual fund industry that results in a significant decline in the number of shareowner accounts could have a material adverse effect on DST’s business.

Janus’ business is dependent on investment advisory agreements that are subject to termination or non-renewal.

      Most of Janus’ revenues are derived pursuant to investment advisory agreements with mutual funds and other separate and private accounts. Any termination of or failure to renew a significant number of these agreements could have a material adverse impact on the revenues and profits of Janus. With respect to agreements with mutual funds, these investment advisory agreements may be terminated by either party with notice, or terminated in the event of an “assignment” (as defined in the 1940 Act ), and must be approved and renewed annually by the disinterested members of each fund’s board of directors or trustees, or its shareowners, as required by law. In addition, the board of trustees or directors of certain funds and separate and private accounts of Janus generally may terminate these investment advisory agreements upon written notice for any reason.

Janus’ inability to access clients through third-party distribution channels could have a material adverse effect on Janus’ financial condition, results of operations and business prospects.

      Janus’ ability to market its mutual funds, subadvisory services and investment services is partly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, brokers, banks and other intermediaries. These intermediaries generally offer their clients various investment products in addition to, and in competition with, Janus. Further, the private account business uses referrals from financial planners, professional investment advisors and other professionals. Janus cannot be certain that it will continue to have access to these third-party distribution channels. Losing such access could have a material adverse effect on Janus’ financial condition, results of operations and business prospects.

Additional reductions in Janus’ long-term debt ratings could negatively impact the business.

      Two nationally recognized credit rating agencies lowered the Company’s long-term debt rating during 2002, reflecting Janus’ relatively high leverage (compared to industry peers) and concentrated asset mix that led to substantial declines in earnings and cash flows. Additional reductions of such ratings could negatively impact our ability to obtain future financing or increasing the cost of any new borrowing arrangements and could potentially impact our ability to retain and attract clients.

If Janus is unable to attract and retain key personnel, it could have a material adverse effect on the Company’s future success.

      Janus’ business is similar to other investment management businesses in that it is dependent on the ability to attract, retain and motivate highly skilled, and often highly specialized, technical and management personnel.

      The market for investment managers is extremely competitive and is increasingly characterized by the frequent movement of investment managers among different firms. In addition, since individual investment managers often maintain a strong, personal relationship with their clients that is based on their clients’ trust in the manager, the departure of a manager could cause the loss of client accounts, which could have a material adverse effect on the results of operations and financial condition of Janus.

      Janus is evaluating how it compensates its key personnel, including investment managers. Although no decision has been made as to what actions, if any, will ultimately be taken, it is possible that Janus may lose one or more investment managers as a result of any future restructuring of compensation arrangements.

Increased competition could reduce the demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and business prospects.

      Janus is subject to substantial and growing competition in all aspects of its business. The investment management industry is relatively mature and saturated with competitors that provide similar services and often have undifferentiated capabilities. Such competition could reduce the demand for our products and services and could have a material adverse effect on Janus’ business, financial condition, results of operations and business prospects. Janus competes with hundreds of other mutual fund management and distribution companies that distribute their fund shares through a variety of methods. Janus also competes with brokerage and investment banking firms, insurance companies, banks and other financial institutions, many of which are larger, have proprietary access to distribution, have a broader range of product choices and investment capabilities, and have greater capital resources.

      Competition in the mutual fund industry continues to increase as a result of greater flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares, and as a result of consolidation and acquisition activity within the industry. Furthermore, the marketplace for investment products is rapidly changing: investors are becoming more sophisticated; the demand for and access to investment advice and information are becoming more widespread; and more investors are demanding investment vehicles that are customized to their personal situations. The impact on mutual fund demand due to the increasing availability of alternative product types, such as hedge funds, exchange traded funds and separate accounts, is uncertain.

Janus’ credit facility imposes restrictions on its ability to conduct business and may not be sufficient to satisfy capital and operating requirements.

      Janus’ credit facility contains covenants that, among other things, restrict Janus’ ability to transfer assets, merge, incur debt, create liens and enter into transactions with affiliates. The credit facility requires Janus to maintain specified financial ratios, including maximum leverage, minimum net worth, fixed charge coverage and minimum unencumbered liquidity. In addition, Janus must maintain a minimum level of average assets under management to ensure full availability of the credit facility. The breach of any of these covenants would result in a default under the credit facility. In the event of any such default, lenders that are party to the credit facility could elect to declare all amounts borrowed under the credit facility, together with accrued interest and other fees, to be due and payable. If any indebtedness under the credit facility were to be accelerated, Janus might not have sufficient assets to repay such indebtedness in full.

      The timing of future capital requirements will depend on a number of factors, including Janus’ ability to successfully implement its business strategy. Janus may require additional capital sooner than anticipated to the extent that operations do not progress as anticipated. To the extent the credit facility and operating cash flows are not sufficient to fund Janus’ cash requirements, Janus would have to seek additional capital that may not be available on acceptable terms, or at all. If additional capital were not available, Janus would have to sell some of its assets.

Janus’ business is subject to pervasive regulation with attendant costs of compliance and serious consequences for violations.

      Virtually all aspects of Janus’ business are subject to various laws and regulations. Violations of such laws or regulations could subject Janus and/or its employees to disciplinary proceedings or civil or criminal liability, including revocation of licenses, censures, fines or temporary suspension or permanent bar from the conduct of business. Any such proceeding or liability could have a material adverse effect on Janus’ business, financial condition, results of operations and business prospects. These laws and regulations generally grant regulatory agencies and bodies’ broad administrative powers, including, in some cases, the power to limit or restrict the Company from operating in the event of failure to comply with such laws and regulations. Due to the extensive regulations and laws to which Janus is subject, management is required to devote substantial time and effort to legal and regulatory compliance issues.

      In addition, the regulatory environment in which Janus operates is subject to change. Janus may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations.

Janus’ business is vulnerable to failures in support systems and customer service functions that could lead to loss of customers or claims against Janus.

      The ability to consistently and reliably obtain securities pricing information, process shareowner transactions and provide reports and other customer service to the shareowners of funds managed by Janus and to the customers of DST is essential to Janus’ continuing success. Any delays or inaccuracies in obtaining pricing information, processing shareowner transactions or providing reports, and any inadequacies in other customer service, could alienate customers and potentially give rise to claims against Janus or DST. The customer service capability of Janus and DST, as well as their ability to obtain prompt and accurate securities pricing information and to process shareowner transactions and reports, is highly dependent on communications and information systems and on third-party vendors.

      These systems could suffer failures or interruptions due to various natural or man-made causes, and the back-up procedures and capabilities may not be adequate to avoid extended interruptions in operations. Additionally, Janus in the past few years has placed greater reliance on its automated customer service systems, thereby increasing the related risks if such systems were to fail.

Janus may not be able to realize certain intangible assets on its balance sheet.

      Janus has significant goodwill and intangible assets on its balance sheet related to past acquisitions that are subject to an annual impairment test. Janus cannot be certain that the Company will ever realize the value of such intangible assets and goodwill. An impairment of these assets could have a material adverse impact on Janus’ operating results and financial condition.

Antitakeover provisions of Janus’ governing documents and the rights plan could delay or prevent a change in control of the Company.

      Provisions of Janus’ certificate of incorporation, bylaws and shareholders’ rights plan might have the effect of discouraging or delaying certain transactions involving an actual or threatened change in control of Janus. For example, Janus’ certificate of incorporation and bylaws authorize blank series preferred stock, require a supermajority stockholder vote for approval of certain types of business combinations, establish a staggered board of directors and impose certain procedural and other requirements for some corporate actions. The shareholders’ rights plan could significantly dilute the interest in Janus of persons seeking to acquire control without prior approval of Janus’ Board of Directors.

Item 2.	Properties

      Janus’ headquarters are located in Denver, Colorado. Janus leases office space from non-affiliated companies for administrative, investment and shareowner servicing operations in Denver, Colorado; Westport, Connecticut; Oakland, California; Princeton, New Jersey; Palm Beach Gardens, Florida; the United Kingdom and Hong Kong. In the opinion of management, the office space and other properties owned or leased by the Company are adequate for existing operating needs.

Item 3.	Legal Proceedings

      From time to time Janus is involved in various pending and threatened legal actions arising in the normal course of business. While the outcome of the various legal proceedings involving Janus cannot be predicted with certainty, management believes (after consultation with legal counsel) that the litigation reserves of Janus are adequate and that legal actions involving Janus and ultimate resolution of these matters will not be material to Janus’ consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the three-month period ended December 31, 2002.

Executive Officers of the Company

      All executive officers are elected annually and serve at the discretion of the Company’s Board of Directors.

Name	Age	Position

Mark B. Whiston	41	Chief Executive Officer, President
Loren M. Starr	41	Chief Financial Officer, Vice President
Thomas A. Early	48	General Counsel, Chief Corporate Affairs Officer, Vice President, Secretary
R. Timothy Hudner	43	Chief Operations Officer, Vice President
Robin C. Beery	35	Chief Marketing Officer, Vice President
Lars O. Soderberg	43	Executive Vice President, Institutional Services
Gregory A. Frost	32	Vice President, Controller
Matthew R. Luoma	46	Vice President, Treasurer

      Mark B. Whiston has served as Chief Executive Officer and President of the Company since January 1, 2003. He previously served as President of Retail and Institutional Services of JCM (and JCC prior to the formation of JCM) from November of 2000 to December of 2002 and as Vice President and Chief Marketing Officer for JCC from June 1995 to November 2000.

      Loren M. Starr has served as Chief Financial Officer and Vice President of the Company since January 1, 2003, and he has served as Chief Financial Officer of JCM (and JCC prior to the formation of JCM) since September 2001. He previously served as Head of Corporate Finance at Putnam Investments.

      Thomas A. Early has served as General Counsel, Chief Corporate Affairs Officer, Vice President, and Secretary of the Company since January 1, 2003. He has served as Vice President and General Counsel of JCM (and JCC prior to the formation of JCM) since February 1998.

      R. Timothy Hudner has served as Chief Operations Officer and Vice President of the Company since January 1, 2003. He has served as Chief Operations Officer of JCM since December 2002. He previously served as Chief Technology Officer of JCM (and JCC prior to the formation of JCM) from June 1999 to August 2002 and as Vice President of Information Systems from April 1996 to June 1999.

      Robin C. Beery has served as Chief Marketing Officer and Vice President of the Company since January 1, 2003. She has served as Chief Marketing Officer and Vice President of JCM since April 2002. She previously served as Director of Investor Marketing for JCC from January 1997 to April 2002, and Assistant Vice President of Marketing for JCC from January 1997 to January 1999.

      Lars O. Soderberg has served as Executive Vice President, Institutional Services for the Company since January 1, 2003, and for JCM since August 2002. He previously served as Vice President of Institutional Services and Director of Defined Contributions Services for JCM (and JCC prior to the formation of JCM) from January 1996 through August 2002.

      Gregory A. Frost has served as Vice President and Controller for the Company since January 1, 2003, and for JCM (and JCC prior to the formation of JCM) since January 2002. He previously served as Controller and Assistant Treasurer for JCC from December 1997 to December 2001.

      Matthew R. Luoma has served as Vice President and Treasurer for the Company since January 1, 2003, and for JCM since August 2002. He was Vice President of Tax and Accounting for JCM (and JCC prior to the formation of JCM) from November 1996 to August 2002.

PART II

Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters

      Janus’ common stock is traded on the New York Stock Exchange (symbol: JNS). The following table sets forth the high and low sale and closing prices as reported on the New York Stock Exchange composite tape for each completed quarter since January 1, 2001.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
High price	$29.24	$24.68	$18.50	$15.60
Low price	22.14	17.20	11.51	8.97
Closing price	24.49	18.20	12.07	13.07
Dividend per share	n/a	0.04	n/a	n/a
2001
High price	$46.63	$34.95	$33.40	$28.20
Low price	24.12	23.27	18.30	18.20
Closing price	26.82	33.56	19.50	27.22
Dividend per share	0.01	0.01	0.01	0.01

On March 11, 2003, there were approximately 4,653 holders of record of our outstanding common stock.

      In December 2001, the Janus Board of Directors also approved a change in Janus’ dividend policy to pay a $0.04 per share dividend annually. Janus anticipates paying a $0.04 per share dividend in 2003.

Item 6.	Selected Financial Data

      The selected financial data below should be read in conjunction with Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, of this Form 10-K and the consolidated financial statements and the related notes thereto, and the Reports of Independent

Accountants thereon, included under Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K, and such data is qualified by reference thereto.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in millions, except per share data)
Income Statement:
Revenues	$1,144.8	$1,555.7	$2,248.1	$1,212.3	$670.8
Operating expenses	845.7	1,025.3	1,211.8	694.0	390.2

Operating income	299.1	530.4	1,036.3	518.3	280.6
Equity in earnings of unconsolidated affiliates	69.1	75.4	70.8	46.7	25.8
Interest expense	(57.8)	(34.8)	(7.7)	(5.9)	(6.5)
Other, net	9.1	49.0	103.0	27.4	(10.6)

Pretax income	319.5	620.0	1,202.4	586.5	289.3
Income tax provision	231.8	217.7	427.0	216.1	103.7
Minority interest	3.0	100.0	111.7	57.3	33.4

Net income	$84.7	$302.3	$663.7	$313.1	$152.2

Earnings per Share
Basic	$0.38	$1.37	$2.98	$1.40	$0.68
Diluted*	$0.38	$1.31	$2.90	$1.38	$0.67
Dividends declared per share	$0.04	$0.04	$0.02	N/A	N/A
Balance Sheet:
Total assets	$3,321.7	$3,391.9	$1,581.0	$1,231.5	$822.9
Debt obligations	$856.0	$1,094.2	$—	$—	$16.6
Operating Data (in billions):
Total assets under management	$138.4	$192.5	$258.1	$257.4	$113.1
Total average assets under management	$164.5	$214.1	$301.9	$164.2	$88.6

*	Diluted earnings per share has been adjusted from the amounts originally disclosed in the Quarterly Reports on Form 10-Q for the second and third quarters of 2002 and in our year-end press release on Form 8-K, dated January 30, 2003. The original diluted earnings per share calculation included all unvested restricted shares of JCM. The calculation did not include the impact of the assumed repurchase of shares (using total unamortized restricted stock compensation as the proceeds), pursuant to the treasury stock method defined in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Using the treasury stock method, the decline in fair market value of the JCM shares subsequent to the date of grant resulted in the unvested JCM shares becoming antidilutive.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Janus’ principal business is to provide investment advisory, distribution and administrative services to individual and institutional investors, primarily through mutual funds in both domestic and international markets. Revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets and in the composition of assets under management impact revenues and operating results. Assets under management are affected by new money investments or redemptions and by market appreciation or depreciation. Factors that impact the level of net fund sales or redemptions include competitive fund performance, marketing efforts, and introduction and market reception of new products. Market appreciation and depreciation reflect fluctuations in investment values.

      Within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, historical transactions and events involving the financial services segment of Kansas City Southern (“KCS”) or Stilwell Financial Inc. (“Stilwell”) are discussed as if Janus were the entity involved in the transaction or event, unless otherwise indicated.

Significant Developments and Transactions — 2002

      Company Reorganization. On January 1, 2003, in response to the changing market environment, the Company reorganized its operations with the goal of eliminating redundant management teams, investment capabilities and infrastructure, and adopted a new business model that better capitalizes on the well-known Janus brand and leverages JCM’s existing and extensive global distribution relationships and network (the “Reorganization”). The Reorganization was accomplished by merging JCC into the Company, and changing the name of the Company to Janus Capital Group Inc. Janus’ headquarters were moved from Kansas City, Missouri to the existing JCM offices in Denver, Colorado.

      In conjunction with the Reorganization, the Berger Funds’ Trustees unanimously voted to approve the merger of Berger’s growth funds into similar Janus growth funds, subject to the receipt of Berger shareholder approval, which is expected to occur in March or April 2003.

      As a result of moving corporate headquarters and merging Berger funds into similar Janus funds, Janus expects to close the Stilwell facilities located in Kansas City, Missouri, and the Berger facilities located in Denver, Colorado, and eliminate a majority of the work force (approximately 140) at Stilwell and Berger. In the third quarter 2002, Janus recorded approximately $39.4 million for severance expenses and $6.7 million related to facility closing costs and fixed asset impairments. Janus expects to pay the majority of these costs during the first six months of 2003. See Part II, Item 8, Note 7 for a summary of accrued restructuring charges.

      Enhanced Investment Technology (“INTECH”) Acquisition. On February 28, 2002, Janus acquired a majority ownership interest of INTECH for approximately $93.4 million. INTECH, which had approximately $6.0 billion in assets under management at acquisition, uses a proprietary mathematical investment process to manage equity securities for institutional and private clients. The acquisition of INTECH expands the product offerings available to Janus clients.

      Creation of Janus Capital Management LLC (“JCM”). JCM is the primary operating company of Janus. JCM through its investment management contracts, which include the Janus Investment Fund (“JIF”), the Janus Aspen Series (“JAS”), the Janus Adviser Series (“JAD”), the Janus World Funds Plc (“JWF”) and subadvised and private accounts (collectively “Janus Funds”), generates the majority of Janus’ revenue. Prior to April 1, 2002, Janus Capital Corporation (“JCC”) was the investment advisor for the Janus Funds. On April 1, 2002, in conjunction with forming a limited liability company, Janus transferred the business and operations of JCC to JCM. Historical transactions and events (i.e., occurring prior to April 1, 2002) involving JCC are discussed as if JCM were the entity involved in the transaction or event, unless otherwise indicated.

      JCM Restricted Stock Awards. On April 1, 2002, concurrent with the conversion to JCM, approximately 6.2% of the shares of JCM were issued to key JCM employees, accomplished through two grants.

      The first grant was a special, one-time share grant equivalent to $235 million, or 5% of JCM, all of which was originally scheduled to vest at the end of seven years, but included the opportunity for accelerated vesting (either 20% or 33% annually) when defined investment performance targets were achieved. The second grant totaled $69 million, or 1.2% of JCM, and represented the customary long-term incentive component of the employees’ annual compensation package and was scheduled to vest at the end of five years, with opportunities for acceleration similar to the shares for the one-time grant.

      In connection with the Reorganization, the Company changed the vesting for these two grants and all previous JCM equity grants to a pro rata five-year schedule. The change in vesting resulted in the recognition of additional restricted stock compensation of approximately $26 million in 2002, which under the original vesting schedule would have been recognized in future years. The first grant has an annual vesting date of March 31 and the second grant has an annual vesting date of December 31. The change in the vesting schedule did not modify the opportunity for accelerated vesting (33%), which occurs if, for the twelve month period ending on the annual vesting date (either March 31 or December 31) either (i) 75% of the individual JIF, JAS and JAD funds are in the top 40th percentile of their respective Lipper categories or (ii) 75% of the aggregate assets of the JIF, JAS and JAD funds and at least 50% of the individual JIF, JAS and JAD funds (excluding Money Market funds) are in the top 40th percentile of their respective Lipper categories. There was no accelerated vesting in 2002. All vesting is subject to continued employment by Janus.

      Compensation expense is recorded ratably over the vesting period. Annual compensation expense, without accelerated vesting, for these two awards will be approximately $59 million per year for the years ended December 31, 2003 through 2006. After issuance of the JCM interests, Janus owns approximately 92% of JCM, with JCM employees owning the remaining 8%.

      On March 12, 2003, JCM became a wholly-owned subsidiary through the conversion of all outstanding employee-held shares of JCM into shares of Janus common stock. The conversion was completed to simplify Janus’ corporate structure and more closely align interests of employees with those of shareholders.

      A special committee of independent members of Janus’ Board of Directors approved a conversion ratio of 20.1 shares of Janus common stock for each JCM share. The conversion ratio was based on the fair market value of each equity instrument at the date of conversion. The conversion resulted in the issuance of approximately 15.7 million shares of Janus common stock, of which 3.7 million were vested and an additional 1.8 million shares are expected to vest on March 31, 2003. The conversion does not modify any of the terms of the awards.

      Debt Repurchase and Offerings. On April 30, 2002, pursuant to the terms of the zero-coupon convertible senior notes due April 30, 2031, (“Convertible Notes”), holders of the notes required Janus to repurchase $820.7 million of the Convertible Notes (approximately $614.5 million of accreted value). To partially fund the payment of the Convertible Notes, Janus issued Senior Notes in April and July totaling $358.1 million.

      Shelf Registration. In April 2002, Janus filed a Shelf Registration Statement (“Shelf Registration”) with the SEC, which provides for the issuance of up to $800 million of Janus’ common stock, preferred stock and debt securities. At December 31, 2002, approximately $600 million of securities are available for issuance under the Shelf Registration.

      Significant Recent Accounting Pronouncements. As discussed in Part II, Item 8, Note 3, management does not expect that the adoption of recent accounting pronouncements in 2003 will have a material impact on Janus’ statement of financial position, results of operations or cash flow.

Significant Developments and Transactions — 2001

      JCM Share Purchases. During 2001, Janus completed a series of purchases of shares of JCM that increased Janus’ ownership interest of JCM from approximately 82% to 98%. The shares of JCM were purchased from JCM employees and Thomas H. Bailey (JCM’s former President and Chief Executive Officer) for approximately $1,558.6 million. The purchases were accounted for using the purchase method of accounting. As a result, Janus recorded goodwill and intangibles assets totaling $1,940.0 million (including $445.4 million of goodwill associated with deferred taxes).

      Debt Offerings. During 2001, Janus completed two debt offerings to partially fund the purchase of the shares of JCM. The two debt offerings resulted in net proceeds of approximately $1 billion. The first offering, Janus’ Convertible Notes, was completed in April and resulted in net proceeds of approximately $673.2 million. The second offering, a 7% Senior Notes offering, was completed in November and resulted in net proceeds of approximately $397.0 million.

      Restructuring. Due to decreased shareholder transaction volume, combined with increased functionality of the Janus.com website, Janus recorded several non-recurring charges associated with the restructuring of the JCM shareholder communications and processing functions. The restructuring actions included closing the Austin, Texas, call center; closing a Denver, Colorado, facility; and work force reductions of approximately 1,200 employees. Janus recorded approximately $66.1 million in severance, fixed asset impairments and facility closing costs related to this restructuring. See Part II, Item 8, Note 7 for a summary of accrued restructuring charges.

      Bay Isle Financial (“Bay Isle”) Acquisition. On December 31, 2001, Janus acquired Bay Isle, a manager of primarily institutional accounts through a value style approach. Bay Isle had approximately $1.1 billion in assets under management at the date of acquisition.

Results of Operations — 2002 Compared to 2001

      Janus has two operating segments, Investment Management, and DST and Other. The Investment Management segment generated 98% and 93% of Janus’ revenue and operating expenses in 2002, respectively. The discussion surrounding the results of operations focuses primarily on the Investment Management segment and Janus’ investment in DST. The impact of the other subsidiaries on Janus’ operating results was not material.

      Net Income. Janus had net income of $84.7 million, or $0.38 per diluted share (see Item 6 “Selected Financial Data”), in 2002 compared to $302.3 million, or $1.31 per diluted share, in 2001. The 2002 results were negatively impacted by the continued decline in the equity markets combined with significant non-recurring charges recorded during 2002, including $46.1 million for severance expenses and facility closing costs resulting from the Reorganization; $23.3 million of investment and goodwill impairments; and a $107.8 million income tax charge (non-cash) resulting from the change in the Company’s assessment of its strategy to ultimately realize its equity investment in DST.

      Assets Under Management/ Revenue. Assets under management totaled $138.4 billion at December 31, 2002, a 28% decline from assets of $192.5 billion at December 31, 2001. Assets under management were negatively impacted by $41.9 billion of market depreciation, primarily due to the continued weak equity markets experienced in 2002. In addition to market declines, Janus also had $18.2 billion of net outflows during 2002, resulting from $22.1 billion in net outflows in the growth equity discipline, $2.2 billion in net outflows from money market funds and net inflows of $6.1 billion in Janus’ other investment disciplines. The acquisition of INTECH added $6.0 billion in assets under management.

      Assets under management at December 31 were as follows (in billions):

	December 31,

	2002		2001

Growth Equity	$90.0	65.0%	$150.3	78.1%
Mathematical/Quantitative	7.3	5.3%	—	—
Fixed Income	5.5	4.0%	3.5	1.8%
Core/Blend	9.9	7.2%	10.5	5.5%
Value	8.2	5.9%	9.1	4.7%
Money Market	17.5	12.6%	19.1	9.9%

Total	$138.4		$192.5

      For the year ended December 31, 2002, investment management and shareowner servicing fees decreased 26% from $1,555.7 million to $1,144.8 million, primarily reflecting the decline in average assets under management and changes in product mix from equity funds to lower fee fixed income and money market funds. Average assets under management in 2002 declined 23% to $164.5 billion from $214.1 billion in 2001. Investment management and shareowner servicing fees are generally based upon a percentage of the market value of assets under management and are calculated under contractual agreements with the Company’s mutual funds, subadvised relationships and separate accounts. Changes in product mix and the market value of assets under management impact the amount of revenues earned.

      Expenses. Employee compensation and benefits decreased $40.8 million, or 14%, in 2002 compared to 2001 reflecting lower cash incentive compensation (paid to portfolio management professionals) as well as a decline in the companywide annual cash incentive bonus (paid to non-investment personnel). Portfolio management incentive compensation decreased primarily due to a combination of lower management fee revenue and fewer fund performance targets achieved as compared to the prior year. The subjective component of the Company’s annual incentive bonus declined due to management’s assessment of the overall market conditions and the Company’s financial performance in 2002.

      Restricted stock compensation increased $60.8 million to $99.2 million in 2002, reflecting the equity granted to JCM employees in April 2002 (6.2% of JCM) and the change to a five-year pro-rata vesting schedule for all outstanding equity grants. This change in vesting resulted in the recognition of additional restricted stock compensation of approximately $26 million.

      Marketing and distribution declined $103.3 million in 2002 due to decreased assets under management distributed through the third-party or advisor-assisted segment, combined with lower overall marketing and promotion expenditures. Average assets under management subject to reimbursements/ concessions decreased 30% in 2002. Marketing, promotion and advertising continued to decline in 2002, resulting from reduced spending on Janus retail products in television, print and other media advertising.

      Depreciation and amortization decreased $58.3 million, or 45%, in 2002 compared to 2001 resulting from lower amortization associated with goodwill and indefinite-life intangible assets, which ceased being subject to amortization as of January 1, 2002, pursuant to the new accounting guidelines set forth in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets.”

      The increase in interest expense in 2002 of $23.0 million was due to a higher average outstanding debt balance in 2002 as compared to 2001. The Convertible Notes (issued in April 2001) were replaced in 2002 by two issuances of Senior Notes bearing higher interest rates. In addition, $400 million of Senior Notes were issued in November of 2001, on which two months of interest expense was incurred in 2001 compared to a full year in 2002.

      The 2002 provision for income taxes as a percentage of income before taxes and minority interest is significantly higher than that of 2001 largely due to the significant income tax charge recorded in the third quarter of 2002 associated with Janus’ investment in DST. When the Reorganization was announced, management indicated that it expected to evaluate strategic alternatives for its DST investment, including transactions that would be taxable at the full federal and applicable state income tax rates. Accordingly, a non-cash charge of $107.8 million was recorded to accrue additional deferred income taxes, resulting in taxes being provided on Janus’ share of DST earnings since 1995 at full statutory rates. Previous to this change, the Company had provided deferred income taxes on the unremitted earnings of DST net of the 80% dividends received deduction provided for under current tax law. Also contributing to the increase in effective tax rate is the impact of the JCM equity grants. Since the shares represent “profits interests” which are considered to have no value for tax purposes, a tax deduction is not available to the Company with respect to this compensation expense.

      Minority interest declined significantly from 2001 due to Janus’ purchase of 16% of the outstanding shares of JCM during 2001.

      DST Systems, Inc. Janus’ equity earnings from DST in 2002 decreased to $69.1 million from $75.4 million recorded in 2001. DST’s consolidated net income decreased $19.2 million to $209.0 million in 2002 from $228.2 million in 2001. The decline in earnings is due primarily to non-recurring gains of $27.0 million (after tax) realized in 2001 and certain non-recurring charges of $6.8 million (after tax) in 2002. Operating income of DST’s financial services segment, which provided 83% of 2002 consolidated operating income, increased to $252.9 million in 2002 from $222.4 million in 2001. This increase was primarily due to the inclusion of EquiServe (acquired in 2001) earnings for a full year and was offset by a net decline in operating income of DST’s other segments.

Results of Operations — 2001 Compared to 2000

      Net Income. Janus had net income of $302.3 million, or $1.31 per diluted share, in 2001 compared to $663.7 million, or $2.90 per diluted share, in 2000. The decline in earnings is primarily attributable to the decrease in average assets under management, $82.7 million of non-recurring charges for severance and facility closing costs and increased amortization expense resulting from the $1,558.6 million additional investment in JCM during 2001.

      Assets Under Management/Revenue. Assets under management totaled $192.5 billion at December 31, 2001, a 25% decline from assets of $258.1 billion at December 31, 2000. Assets under management were negatively impacted by $61.2 billion of market depreciation from the weak equity markets experienced in 2001. In addition to market declines, Janus also had $5.5 billion of net outflows during 2001, resulting from $14.9 billion in net outflows in the growth equity discipline, offset by net inflows of $6.6 billion in the money market funds and net inflows of $2.8 billion in Janus’ other disciplines. The acquisition of Bay Isle added approximately $1.1 billion in assets under management.

      Assets under management at December 31 were as follows (in billions):

	December 31,

	2001		2000

Growth Equity	$150.3	78.1%	$226.1	87.6%
Fixed Income	3.5	1.8%	2.1	0.8%
Core/Blend	10.5	5.5%	10.3	4.0%
Value	9.1	4.7%	7.2	2.8%
Money Market	19.1	9.9%	12.4	4.8%

Total	$192.5		$258.1

      For the year ended December 31, 2001, investment management and shareowner servicing fees decreased 31% from $2,248.1 million to $1,555.7 million, as a result of a decline in average assets under management and a shift in product mix away from higher fee equity products. Average assets under management in 2001 declined 29% to $214.1 billion from $301.9 billion in 2000.

      Expenses. Employee compensation and benefits decreased $199.4 million, or 40%, in 2001 compared to 2000 primarily attributable to decreases in the number of employees and cash incentive compensation, as well as to lower base, bonus and overtime pay. During 2001, Janus eliminated approximately 1,200 full-time employees. Portfolio management cash incentive compensation decreased due to lower management fee revenue and fewer performance targets achieved, as compared to the prior year. Additionally, Janus experienced significant overtime compensation in 2000 as a result of the rapid growth experienced in investor activity.

      Marketing and distribution declined $97.4 million in 2001 due to the decreased assets under management distributed through the third-party or advisor-assisted segment, combined with lower marketing and promotion expenditures. Average assets under management subject to third-party concessions decreased 30% year over year. Marketing, promotional and advertising expenditures declined due to a reduction in print, television and radio media advertising.

      Depreciation and amortization increased $49.4 million, or 61%, in 2001 resulting from the amortization of goodwill and intangibles associated with the $1,558.6 million additional investment in JCM during 2001. Approximately 50% of the $1,558.6 million purchase price was subject to amortization until the adoption of SFAS No. 142 on January 1, 2002.

      Interest expense in 2001 exceeded 2000 by $27.1 million, primarily as a result of the amortization of approximately $11.0 million of debt issue costs associated with the Convertible Notes, approximately $7.0 million of interest associated with the acquisition of JCM stock from Mr. Bailey, and two months of interest on Janus’ $400 million Senior Notes, issued in November 2001.

      DST Systems, Inc. Equity earnings from DST for 2001 totaled $75.4 million compared to $69.7 million in 2000. This improvement was attributable to higher earnings in DST’s financial services segment. Consolidated DST revenues increased 22%, due to the inclusion of revenue from EquiServe, in which DST acquired controlling ownership on March 30, 2001. Revenues also increased due to a higher number of shareowner accounts serviced (totaling 75.6 million at December 31, 2001, versus 72.1 million at December 31, 2000). Additionally, DST realized after-tax non-recurring gains of $27 million in 2001.

Liquidity and Capital Resources

Cash Flows

      Summary of cash flow data for the years ended December 31, is as follows (in millions):

	2002	2001	2000

Cash flows provided by (used for):
Operating activities	$282.4	$501.2	$731.3
Investing activities	(71.3)	(1,616.2)	(219.6)
Financing activities	(286.8)	987.9	(471.5)
Effect of foreign currency translation	(0.4)	(0.5)	—

Net increase (decrease) in cash and cash equivalents	(76.1)	(127.6)	40.2
Balance beginning of year	236.7	364.3	324.1

Balance end of year	$160.6	$236.7	$364.3

      Cash Flows — 2002. Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital expenditures. Janus generated $282.4 million of cash flows from operations in 2002 compared to $501.2 million in 2001, a decline of $218.8 million that was primarily attributable to lower net income in 2002.

      Net cash expended in investing activities decreased to $71.3 million in 2002 from $1,616.2 million in 2001, attributable to the additional investment in JCM made in 2001. Significant investing activities in 2002 consisted of the acquisition of INTECH. Capital expenditures continued to decline in 2002 to $16.3 million from $34.3 million in 2001, reflecting a lower level of infrastructure and project spending.

      Cash used in financing activities totaled $286.8 million in 2002 compared with cash provided by financing activities of $987.9 million in 2001. During 2002, Janus used cash flow from operations to repay a net $258.8 million of debt, primarily resulting from the requirement to purchase the Convertible Notes in April 2002, which was only partially financed with new borrowings. In 2001, Janus borrowed $1,089.5 million under the Convertible Notes and Senior Notes to fund the additional investment in JCM. All borrowings under Janus’ credit facilities were repaid within the year.

      Cash Flows — 2001. Janus generated $501.2 million of cash flows from operations in 2001 compared to $731.3 million in 2000. The decline was primarily attributable to lower net income in 2001.

      Net cash expended in investing activities increased to $1,616.2 million in 2001 from $219.6 million in 2000. During 2001, Janus completed a series of transactions (totaling approximately $1,558.6 million) that increased its ownership in JCM to 98%. Capital expenditures declined from $107.1 million in 2000 to $34.3 million in 2001, primarily due to the majority of significant infrastructure enhancements at JCM having been completed during the period from 1998 to 2000.

      Cash provided by financing activities totaled $987.9 million compared to cash used in financing activities of $471.5 million in 2000. The acquisition of the additional interest in JCM was financed through the borrowings of $1,089.5 million and cash provided by operating activities. In 2000, the significant financing activities included repayment of debt assumed during the Spin-off and common stock repurchases of $323.3 million.

Future Capital Requirements

      Short-Term Capital Requirements. Significant uses of cash in 2003 include the exercise of the put/call agreement with INTECH ($45 million), the acquisition of a 30% stake in PWM, interest payments on outstanding debt, restructuring and severance payments and an expected dividend payment. Janus believes cash from operations in 2003 should be sufficient to satisfy its operating and capital requirements for 2003.

      Long-Term Capital Requirements. The Company expects the principal uses of cash beyond 2003 will include:

•	capital expenditures, including the enhancement of technology infrastructure;
•	strategic acquisitions;
•	payment of dividends;
•	repayment and servicing of the Company’s debt obligations;
•	initial investments in new products (seed money);
•	payment of upfront fund commissions; and
•	repurchase Janus common stock.

      Upfront Fund Commissions. Janus pays commissions on the sale of Class B and C shares in the Janus World Funds and Class C shares in the Janus Adviser Series. Funding of such commissions during the years ended December 31, 2002, 2001 and 2000 totaled $29.7 million, $6.3 million and $68.7 million, respectively. Management expects future cash requirements for sales commissions will be more consistent with the level experienced in 2002. If necessary, Janus could finance or sell the future revenue generated from the payment of the sales commissions to finance this cash commitment.

      Long-Term Debt and Lease Obligations. Janus’ commitments under existing indebtedness and operating leases as of December 31, 2002 were as follows (in millions):

	Current	2 to 3 Years	4 to 5 Years	After 5 Years

Long-term debt	$—	$82.9	$400.0	$355.9
Operating leases	17.1	33.9	28.3	124.8

Total	$17.1	$116.8	$428.3	$480.7

      Janus Credit Agreements. Janus has a $300 million Five-Year Facility (the “Facility”). The proceeds of any borrowings under the Facility are to be used for working capital and general corporate purposes, including repurchases of outstanding shares of common stock. The Facility contains a number of covenants that could restrict maximum utilization of the Facility, or the ability of the Company to issue securities that are currently available for issuance under the Company’s Registration Statement, including various financial covenants such as a specified financing leverage, minimum net worth, minimum unencumbered liquidity, a fixed charge coverage and minimum average assets under management.

      Pursuant to a provision included in the Facility, if Janus’ average assets under management over a rolling three-month period are below $180 billion but above $170 billion, the amount available under the Facility is $250 million. If average assets under management are below $170 billion but above $150 billion, the Facility is reduced to $200 million. If average assets under management are below $150 billion, the Facility is reduced to $150 million. Further, Janus is required to repay portions of amounts borrowed under the Facility in excess of the reduced credit availability amount. Janus had no borrowings under the Facility at December 31, 2002 and the total amount available was $150 million.

      Shelf Registration. The Company has a Shelf Registration Statement (“Shelf Registration”), under which Janus could issue up to $800 million in aggregate issue price of Janus’ common stock, preferred stock and debt securities. In July 2002, Janus issued $200 million of senior notes under the Shelf Registration. At December 31, 2002, $600 million of securities are available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to Janus’ credit facilities.

Critical Accounting Policies and Estimates

      Janus’ consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

      Janus continually evaluates the accounting policies and estimates it uses to prepare its consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third-party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

      Janus management believes its critical accounting policies and estimates include:

•	accounting for intangible assets and goodwill;
•	value determination for compensatory fixed accounting stock plans; and
•	accounting for income taxes.

      Accounting for Intangible Assets and Goodwill. Intangibles assets and goodwill comprise $2.4 billion, or 72%, of our total assets at December 31, 2002. The majority of this balance was recorded in 2001 with the additional 16% investment in JCM of approximately $1,558.6 million. Two issues arise with respect to these assets that require significant management estimates and judgment: the valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

      In connection with these investments, a valuation was completed by a third-party to determine a reasonable purchase price allocation. Upon completion of the allocation process, approximately 80% of the purchase price was assigned to various identified intangible assets and the remainder was allocated to goodwill. In addition to marketplace information, the third-party valuation considered management’s estimates and judgments as to growth rates and operating margins over a range of assumptions for the various products, distribution channels and business strategies.

      In addition, SFAS No. 142 requires that goodwill be tested at least annually using a two-step process. The first step is to identify a potential impairment by comparing the fair value of the “reporting unit” associated with the goodwill to the reporting unit’s recorded value. The second step measures the amount of the impairment loss, if any. Intangible assets with indefinite lives are tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset.

      To complete the annual test for potential impairment of intangible assets and goodwill, Janus considers: performance compared to peers, significant changes in the underlying business and products of the reporting units, material and ongoing negative industry or economic trends, or other factors specific to each asset or reporting unit being evaluated. Due to the significance of the identified intangible assets and goodwill to Janus’ consolidated balance sheet, the annual impairment analysis is critical. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s financial condition and results of operations.

      Janus tested indefinite life intangibles and goodwill for potential impairment as of January 1, 2002, (adoption date of SFAS No. 141 and 142) and there was no impairment. In the third quarter of 2002, prior to the annual testing date, Janus recorded a $10.0 million goodwill impairment, associated with its investment in a subsidiary operating in the United Kingdom. In accordance with the annual testing requirement of SFAS No. 142, Janus again tested indefinite life intangibles and goodwill for potential impairment as of October 1, 2002, and no impairment charge was required.

      Value Determination for Compensatory Fixed Accounting Stock Plans. Since 1998, JCM has granted restricted shares to certain JCM employees pursuant to restricted grants. The shares vest on a pro-rata basis over a five-year period, although certain grants are subject to accelerated vesting of 33% in one year if specific goals are attained. The fair value of the shares granted was determined by an independent nationally recognized investment banking firm. Valuation of non-traded equity securities requires estimates and judgments, including consideration of management’s estimates and judgments as to growth rates and operating margins over a range of assumptions for the various products, distribution channels and business strategies. Expense is recognized by Janus over the vesting period and totaled $99.2, $38.4 and $36.4 million in 2002, 2001 and 2000, respectively. In the event that the fair value estimated upon date of grant for each of the restricted stock awards was incorrect, the amount of amortization being recorded each year would be incorrect, therefore affecting the reported net income each year. Management expects that Janus common stock will be used for substantially all future equity grants.

      Accounting for Income Taxes. Significant management judgment is required in developing Janus’ provision for income taxes, including the determination of deferred tax assets and liabilities, valuation allowances that might be required against the deferred tax assets, and the evaluation of various income tax contingencies. Janus has not recorded a valuation allowance on its deferred tax assets as of December 31, 2002, based on management’s belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if Janus’ historical trend of positive operating income changes, Janus may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on Janus’ consolidated financial condition and results of operations.

Janus’ Trends and Outlook

      Janus’ earnings and cash flows are heavily dependent on prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equity markets, can have a material impact on Janus’ results of operations, financial condition and cash flows.

      Additionally, Janus’ results are impacted by the relative performance of Janus’ products and their risk characteristics, introduction and market reception of new products and the closing of existing funds to new investors, as well as other factors, including increases in the rate of return of alternative investment products, increasing competition as the number of mutual funds and alternative investments continues to grow, changes in marketing and distribution channels, and inability to retain portfolio management professionals. Although management does not expect the high average growth rates of the late 1990s to be repeated in the foreseeable future, management also does not expect the declines over the last three years to be indicative of future years.

      Due primarily to the downturn in the financial equity markets, Janus’ assets under management significantly declined from levels experienced during 2000. Average assets under management for 2002 were $164.5 billion compared to $214.1 billion for 2001. Average assets under management can fluctuate based on fund flows and changes in the market value of funds and accounts managed by JCM, INTECH, Bay Isle or Berger. Accordingly, revenues during 2003 could decrease from the comparable 2002 periods to the extent that the markets continue to be unfavorable to equity growth investors and result in declines in average assets under management. A decrease in revenues could result in lower operating income and net income.

      Management expects that Janus may experience margin pressures in the future should assets continue to decline and Janus is unable to reduce its expenses.

Item 7(A).	Quantitative And Qualitative Disclosures About Market Risk

      The following information, together with information included in other parts of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describe the key aspects of certain financial instruments that have market risk to Janus.

Interest Rate Sensitivity

      As of December 31, 2002, all of Janus’ long-term debt was at fixed interest rates. However, in February 2002, Janus entered into a receive-fixed, pay-float interest rate exchange agreement with a high rated financial institution with respect to Janus’ $400 million Senior Notes. The effect of this agreement was to increase Janus’ exposure to fluctuations in interest rates. In October 2002, Janus terminated the hedge contract and received $18.4 million from the third-party for the fair value of the interest rate exchange agreement.

Foreign Exchange Sensitivity

      Janus has subsidiaries in the United Kingdom and Hong Kong. With respect to these investments, matters arise as to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The exposure to foreign currency fluctuations is not material as the majority of the revenue earned by our international subsidiaries is denominated in U.S. dollars.

Available for Sale Investment Sensitivity

      Janus invests a portion of the revenues earned from providing investment advisory services in certain non-money market sponsored funds. Accordingly, these investments are carried in Janus’ consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund. Any unrealized gain or loss is recognized upon the sale of the investment.

      Additionally, DST, a 33% owned equity investment, holds available for sale investments that may affect Janus’ consolidated financial statements. Similar to the Janus securities, any changes to the market value of the DST’s available for sale investments are reflected, net of deferred income tax, in DST’s “accumulated other comprehensive income” component of its equity. Accordingly, Janus records its proportionate share of this amount as part of the investment in DST. While these changes in market value do not result in any impact to Janus’ consolidated results of operations currently, upon disposition by DST of these investments, Janus will record its proportionate share of the gain or loss as a component of equity earnings.

Equity Price Sensitivity

      Janus owns 33% of DST, a publicly traded company. While changes in the market price of DST are not reflected in Janus’ consolidated results of operation or financial position, they may affect the perceived value of the Janus common stock.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page

Financial Statements:
Report of Deloitte & Touche LLP	25
Report of PricewaterhouseCoopers LLP	26
Consolidated Balance Sheets at December 31, 2002 and 2001	27
Consolidated Statements of Income for the three years ended December 31, 2002	28
Consolidated Statements of Cash Flows for the three years ended December 31, 2002	29
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2002	30
Notes to Consolidated Financial Statements	31

Financial Statement Schedules:

All schedules are omitted because they are not applicable, insignificant or the required information is shown in the consolidated financial statements or notes thereto.

The consolidated financial statements and related notes, together with the Report of Independent Accountants, of DST Systems, Inc. (an approximate 33% owned affiliate of the Company accounted for under the equity method) for the years ended December 31, 2002, 2001 and 2000, which are included in the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 1-14036) have been incorporated by reference in this Form 10-K as Exhibit 99.3.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Janus Capital Group Inc.

      We have audited the accompanying consolidated balance sheet of Janus Capital Group Inc. (the Company) as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of DST Systems, Inc. (DST), the Company’s investment in which is accounted for by use of the equity method. The Company’s investment in DST which constitutes 14% of the Company’s consolidated total assets at December 31, 2002, and the Company’s equity in earnings of DST which constitutes 22% of income before income taxes and minority interest for the year then ended are included in the accompanying consolidated financial statements. The financial statements of DST were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audit and the report of the other auditors, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of Janus Capital Group Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Notes 2 and 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 with the implementation of Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP

Denver, Colorado

March 20, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Janus Capital Group Inc.

      In our opinion, the accompanying consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2001 present fairly, in all material respects, the financial position, results of operations and cash flows of Janus Capital Group Inc. and its subsidiaries at December 31, 2001, and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Kansas City, Missouri

March 12, 2002

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Dollars in millions,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$160.6	$236.7
Accounts receivable	101.3	128.5
Investments in advised funds	25.1	31.0
Other current assets	58.6	81.9

Total current assets	345.6	478.1
Investments and other assets	517.5	550.4
Property and equipment, net	71.5	92.9
Intangibles, net	1,265.7	1,234.3
Goodwill	1,121.4	1,036.2

Total assets	$3,321.7	$3,391.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$694.7
Accounts payable	12.7	42.5
Accrued compensation and benefits	42.3	56.3
Income taxes payable	5.2	—
Other accrued liabilities	124.6	87.4

Total current liabilities	184.8	880.9
Other liabilities:
Long-term debt	856.0	399.5
Deferred income taxes	729.1	680.2
Other liabilities	40.3	44.7

Total liabilities	1,810.2	2,005.3

Commitments and contingencies
Minority interest in consolidated subsidiaries	3.5	23.3

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 224,790,650 shares issued; 222,544,068 and 222,101,350 shares outstanding, respectively)	2.2	2.2
Retained earnings	1,469.5	1,285.3
Accumulated other comprehensive income	36.3	75.8

Total stockholders’ equity	1,508.0	1,363.3

Total liabilities and stockholders’ equity	$3,321.7	$3,391.9

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in millions,
	except per share data)
Revenues:
Investment management fees	$939.3	$1,275.2	$1,850.7
Shareowner servicing fees and other	205.5	280.5	397.4

Total	1,144.8	1,555.7	2,248.1

Operating Expenses:
Employee compensation and benefits	253.5	294.3	493.7
Restricted stock compensation	99.2	38.4	36.4
Marketing and distribution	217.7	321.0	418.4
Depreciation and amortization	72.3	130.6	81.2
General, administrative and occupancy	133.6	158.3	182.1
Severance, facility closing and other costs	69.4	82.7	—

Total	845.7	1,025.3	1,211.8

Operating Income	299.1	530.4	1,036.3
Equity in earnings of unconsolidated affiliates	69.1	75.4	70.8
Interest expense — KCS	—	—	(0.7)
Interest expense — third parties	(57.8)	(34.8)	(7.0)
Gain on sale of DST common stock	—	28.8	—
Gain on litigation settlement	—	—	44.2
Gain on sale of JCM shares	—	—	15.1
Other, net	9.1	20.2	43.7

Income before taxes and minority interest	319.5	620.0	1,202.4
Income tax provision	231.8	217.7	427.0
Minority interest in consolidated earnings	3.0	100.0	111.7

Net Income	$84.7	$302.3	$663.7

Earnings per Share:
Basic	$0.38	$1.37	$2.98
Diluted (see Note 18)	$0.38	$1.31	$2.90

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in millions)
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$84.7	$302.3	$663.7
Adjustments to net income:
Depreciation and amortization	72.3	130.6	81.2
Deferred income taxes	78.0	5.6	17.8
Minority interest in consolidated earnings	3.0	100.0	111.7
Undistributed earnings of unconsolidated affiliates	(69.1)	(75.4)	(70.8)
Gain on sale of common stock of affiliates	—	(28.8)	(15.1)
Restructuring and asset impairment charges	30.0	51.9	—
Amortization of restricted stock compensation	78.4	33.3	10.8
Payment of deferred commissions	(29.7)	(6.3)	(68.7)
Other, net	18.5	(11.0)	(15.0)
Changes in working capital items:
Accounts receivable	32.0	65.7	(39.0)
Other current assets	32.5	(46.3)	(18.1)
Accounts payable and accrued compensation payable	(51.8)	(83.6)	6.1
Other accrued liabilities	3.6	63.2	66.7

Net operating	282.4	501.2	731.3

Investing Activities:
Property acquisitions	(16.3)	(34.3)	(107.1)
Investments in and loans with affiliates	(59.3)	(1,620.9)	(110.6)
Proceeds from disposal of investments	—	40.0	6.9
Sale of investments in advised funds	14.7	8.0	15.3
Purchase of investments in advised funds	(10.5)	(15.0)	(26.3)
Other, net	0.1	6.0	2.2

Net investing	(71.3)	(1,616.2)	(219.6)

Financing Activities:
Proceeds from issuance of long-term debt	710.9	1,314.5	—
Repayment of long-term debt	(969.7)	(225.0)	(125.0)
Debt issue costs	(6.7)	(19.5)	—
Proceeds received from termination of interest rate exchange agreement	18.4	—	—
Common stock repurchased	—	—	(323.3)
Proceeds from stock plans	3.3	12.5	23.8
Amounts treated as transfers from Parent, net	—	—	6.4
Distributions to minority interest	(23.9)	(87.6)	(53.4)
Dividends paid to stockholders	(11.2)	(8.8)	(2.2)
Other, net	(7.9)	1.8	2.2

Net financing	(286.8)	987.9	(471.5)

Effect of foreign currency translation	(0.4)	(0.5)	—

Cash and Cash Equivalents:
Net increase (decrease)	(76.1)	(127.6)	40.2
At beginning of year	236.7	364.3	324.1

At end of year	$160.6	$236.7	$364.3

Supplemental Cash Flow Information:
Cash paid for interest	$36.8	$11.2	$4.0
Cash paid for income taxes	$158.5	$179.2	$360.2

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Net		Other	Total
		Common	Paid-in	Investment	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	by Parent	Earnings	Income	Equity

	(Amounts in millions, expect per share)
Balance at December 31, 1999	—	$—	$—	$106.8	$598.9	$108.9	$814.6
Comprehensive income:
Net income					663.7		663.7
Net unrealized gain on investments						1.3	1.3
Reclassification for gains included in net income						(5.8)	(5.8)
Foreign currency translation adjustment						(1.1)	(1.1)

Comprehensive income							658.1
Amounts treated as dividends to Parent, net					(115.4)		(115.4)
222,999.786 — to — 1 stock split	223.0	2.2		(2.2)			—
Stock dividend by Parent	1.8		104.6	(104.6)			—
Stock option and benefit plans	1.7		27.8				27.8
Change of interest in subsidiaries			12.1				12.1
Common stock repurchased and exchanged	(7.6)		(144.5)		(190.5)		(335.0)
Common stock dividends ($0.02 per share)	—	—	—	—	(4.4)	—	(4.4)

Balance at December 31, 2000	218.9	2.2	—	—	952.3	103.3	1,057.8
Comprehensive income:
Net income					302.3		302.3
Net unrealized loss on investments						(23.9)	(23.9)
Reclassification for gains included in net income						(1.6)	(1.6)
Foreign currency translation adjustment						(2.0)	(2.0)

Comprehensive income							274.8
Stock option and benefit plans	5.0				69.9		69.9
Change of interest in subsidiaries					4.9		4.9
Common stock repurchased and exchanged	(1.8)				(35.3)		(35.3)
Common stock dividends ($0.04 per share)	—	—	—	—	(8.8)	—	(8.8)

Balance at December 31, 2001	222.1	2.2	—	—	1,285.3	75.8	1,363.3
Comprehensive income:
Net income					84.7		84.7
Net unrealized loss on investments						(46.8)	(46.8)
Reclassification for losses included in net income						1.5	1.5
Foreign currency translation adjustment						5.8	5.8

Comprehensive income							45.2
Stock option and benefit plans	0.4				5.8		5.8
Change of interest in subsidiaries					102.7		102.7
Common stock dividends ($0.04 per share)	—	—	—	—	(9.0)	—	(9.0)

Balance at December 31, 2002	222.5	$2.2	$—	$—	$1,469.5	$36.3	$1,508.0

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of the Business

      Janus Capital Group Inc. and its subsidiaries (collectively, “Janus” or the “Company”) derives its revenue and net income from providing investment management, administration, distribution and related services to individual and institutional investors primarily through the Janus series of mutual funds and other investment products. Revenue is largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets and in the composition of assets under management impact revenue and operating results. The majority of Janus’ revenue is derived from contracts to manage mutual funds, which are subject to annual review and approval by each fund’s Board of Trustees and/or its shareholders.

      Janus, formerly known as Stilwell Financial Inc. (“Stilwell”), was created on January 1, 2003, when Stilwell merged with Janus Capital Corporation (“JCC”) to consolidate its operations into a unified platform that will market and distribute its investment products globally under the Janus brand name.

      Janus’ significant subsidiaries and equity investees include:

•	Janus Capital Management LLC (“JCM”) (approximate 92% owned subsidiary). JCM’s investment management contracts include the Janus Investment Fund (“JIF”), the Janus Aspen Series (“JAS”), the Janus Adviser Series (“JAD”), the Janus World Funds Plc (“JWF”) and subadvised and private accounts. In March 2003, JCM became a wholly-owned subsidiary (see Note 20).

In conjunction with converting to a limited liability company, Janus created JCM and transferred the business and operations of JCC to JCM on April 1, 2002. Within these consolidated financial statements and accompanying notes, historical transactions and events (i.e., occurring prior to April 1, 2002) involving JCC are discussed as if JCM were the entity involved in the transaction or event, unless otherwise indicated.

•	Bay Isle Financial LLC (“Bay Isle”) (wholly-owned subsidiary). Bay Isle is an investment manager of primarily institutional accounts through a value style approach. Janus acquired Bay Isle on December 31, 2001.

•	Enhanced Investment Technologies LLC (“INTECH”) (approximate 77.8% owned subsidiary). INTECH provides investment management services using a proprietary mathematical investment process for institutional and private clients. Janus acquired INTECH on February 28, 2002.

•	Berger Financial Group LLC (“Berger”) (approximate 87% owned subsidiary). Berger is an investment advisor to the Berger Advised Funds, as well as to the Berger subadvised funds and private accounts. In December 2002, the Berger Funds’ Trustees unanimously approved the merger of Berger’s growth funds into similar Janus funds, subject to receipt of shareholder approval (see Note 7). In February 2003, Berger became a wholly-owned subsidiary (see Note 20).

•	DST Systems, Inc (“DST”) (approximate 33% ownership, accounted for under the equity method). DST, together with its subsidiaries and joint ventures, offers information processing and software services and products through three operating segments: financial services, output solutions and customer management. Additionally, DST holds certain investments in equity securities, financial interests and real estate holdings.

      History of the Company. On June 14, 2000, the Board of Directors of Kansas City Southern (“KCS”) approved the spin-off of Stilwell to KCS’s common stockholders (the “Spin-off”). On July 12, 2000, the Spin-off was completed through a special dividend of Stilwell common stock to KCS common stockholders of record on June 28, 2000. Those stockholders received two shares of Stilwell common stock for every one share of KCS common stock owned on the record date. Intercompany transactions between

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stilwell and KCS up to and including July 12, 2000, are reflected as dividends to or transfers from KCS (see Note 2). Since the financial services business was operated as part of KCS during the periods presented, such financial information may not necessarily reflect the results of operations or financial position of Stilwell or what the results of operations would have been if Stilwell had been a separate, independent company during those periods.

      Within these consolidated financial statements and accompanying notes, historical transactions and events (i.e., occurring prior to January 1, 2003) involving the financial services segment of KCS or Stilwell are discussed as if Janus were the entity involved in the transaction or event, unless otherwise indicated.

Note 2 —	Summary of Significant Accounting Policies

      Basis of Presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The financial statements include all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

      Segment Information. For purposes of segment reporting, Janus reports JCM, Bay Isle, INTECH and Berger as one segment (“Investment Management”), representing those businesses that derive the majority of their revenues and income from providing investment management services under investment advisory agreements. Janus’ investments in DST and other less significant subsidiaries, as well as amounts historically recorded as “holding company” expenses are reported as a separate segment (“DST and Other”).

      Cash Equivalents. Short-term liquid investments with an initial maturity of generally three months or less, including investments in money market funds, are considered cash equivalents.

      Investments. The equity method of accounting is used for all entities in which Janus has significant influence but does not own more than a 50% voting interest. Investments in advised funds are composed of shares of certain mutual funds and other advised products and are classified as “available for sale.” Such investments are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses are determined using the first-in, first-out method. Investments in advised funds are summarized as follows (in millions):

	December 31,

	2002	2001

Cost basis	$29.5	$33.4
Gross unrealized gains	—	0.6
Gross unrealized losses	(4.4)	(3.0)

Total	$25.1	$31.0

      Property and Equipment. Property and equipment is recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the related assets (or the lease term if shorter). Depreciation and amortization expense totaled $38.2 million, $48.0 million and

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$38.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Property and equipment is summarized as follows (in millions):

	Depreciation and	December 31,
	Amortization
	Period	2002	2001

Furniture, fixtures and equipment, including computer equipment and systems	3-7 years	$153.5	$142.6
Buildings and leasehold improvements	3-21 years	48.4	43.8

Subtotal		201.9	186.4
Less accumulated depreciation and amortization		(130.4)	(93.5)

Net property and equipment		$71.5	$92.9

      Janus periodically evaluates the recoverability of its long-lived assets based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If expected future cash flows are less than the carrying amount of the asset, an impairment loss must be recognized to the extent that the carrying amount of the asset exceeds its fair value.

      Software. Purchased software is recorded at cost and amortized over its estimated useful life. Computer software development costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the useful life of the software.

      Revenue Recognition. Investment management and shareholder servicing fees are recognized as services are provided. These revenues are generally determined in accordance with contracts based upon a percentage of assets under management.

      Marketing. Marketing and promotional costs are expensed as incurred.

      Deferred Commissions. Sales commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized over various periods, not exceeding four years, based on the estimated recoverability of the asset through distribution fee payments or contingent deferred sales charges. Contingent deferred sales charges received from early withdrawal charges reduce the unamortized deferred commissions balance. Amortization expense for the years ended December 31, 2002, 2001 and 2000 totaled $28.8 million, $30.3 million and $30.9 million, respectively.

      Income Taxes. Prior to the Spin-off, Janus joined with KCS and other members of the KCS affiliated group in filing a consolidated federal income tax return. Income taxes were allocated to Janus as if Janus filed a separate consolidated federal income tax return, assuming the utilization of tax-planning strategies consistent with those utilized by KCS. Upon completion of the Spin-off, Janus ceased to be a member of the KCS affiliated group and, as a result, discontinued filing a consolidated federal income tax return with KCS.

      Deferred income tax assets and liabilities are determined based on the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted income tax rates that will be in effect when these differences reverse. Deferred income tax expense is generally the result of changes in the deferred tax assets and liabilities.

      Intangible Assets and Goodwill. Intangible assets and goodwill principally represent the excess of cost over the fair value of net tangible assets of acquired companies using purchase accounting. In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the purchase method of accounting for all acquisitions. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized. Janus initially adopted the provisions of SFAS No. 141 and SFAS No. 142 for acquisitions occurring on or after July 1, 2001. For acquisitions occurring prior to July 1, 2001, SFAS No. 141 and SFAS No. 142 were adopted on January 1, 2002. There was no impairment upon the initial adoption on January 1, 2002.

      Goodwill and indefinite-life intangibles are tested for impairment annually or more frequently, if events or circumstances indicate that the asset might be impaired. Intangibles subject to amortization are tested for impairment whenever events or circumstances indicate that the asset might be impaired.

      Intangible assets and goodwill acquired prior to July 1, 2001, were amortized over periods ranging from 15 to 40 years using the straight-line method. Intangible assets recorded under SFAS No. 141 and 142 that are subject to amortization are amortized over 7 to 25 years using the straight-line method.

      Derivatives. On January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting standards for derivative instruments, the derivative portion of certain other contracts that have similar characteristics and hedging activities. The adoption of SFAS No. 133 on January 1, 2001, did not have an impact on Janus’ results of operations, financial position or cash flows.

      Fair Value of Financial Instruments. The carrying value of Janus’ cash equivalents, accounts receivable and accounts payable approximate fair values due to their short-term nature. The carrying value of Janus’ investments in advised funds equals their fair value, which is based upon quoted prices in active markets. Janus estimates the fair value of long-term debt based upon quoted market rates, if available, and borrowing rates available at the reporting date for indebtedness with similar terms and average maturities.

      Earnings Per Share (“EPS”). Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed giving effect to all potentially dilutive equity securities that were outstanding during the period.

      The effect of stock options and shares under the Employee Stock Purchase Plan (“ESPP”) represent the differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The adjustments that affect the amount of net

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income used in the diluted earnings per share computations relate to potentially dilutive securities at subsidiaries and affiliates.

	For the Year Ended
	December 31,

	2002	2001	2000

	(In millions,
	except per share data)
Net income	$84.7	$302.3	$663.7
Dilutive securities at subsidiaries and affiliates	(0.5)	(8.8)	(10.6)

Net income for dilutive computation	84.2	293.5	653.1

Weighted average common shares outstanding	222.4	220.2	222.4
Incremental shares from assumed conversion of stock options and ESPP shares	1.8	4.3	3.0

Weighted average Dilutive common shares outstanding	224.2	224.5	225.4

Basic Earnings per common share	$0.38	$1.37	$2.98

Diluted Earnings per common share (see Note 18)	$0.38	$1.31	$2.90

      For the years ended December 31, 2002 and 2001, the weighted average of options to purchase 4.1 million and 1.3 million shares of Janus common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares.

      Diluted earnings per share for the years ended December 31, 2002 and 2001, exclude approximately 1.9 million and 16.0 million shares of common stock, respectively, reserved for issuance upon conversion of the zero-coupon convertible notes due 2031, because they are antidilutive.

      Unvested JCM equity is excluded from the diluted earnings per share calculation in 2002 as those shares (utilizing the treasury stock method) are antidilutive.

      All shares held in the Janus Employee Stock Ownership Plan (the “ESOP”) are treated as outstanding for purposes of computing basic earnings per share.

      Stock-Based Compensation. Janus accounts for stock options and ESPP rights granted to employees and non-employee directors using the intrinsic value method.

      No stock-based employee compensation cost is reflected in net income for the value of stock options and ESPP grants, as all such instruments had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share if Janus had applied the fair value method of accounting to stock options and ESPP rights (see Note 11 for a description of the Janus stock option and ESPP plans.) (in millions, except per share data):

	Year Ended December 31,

	2002	2001	2000

Net income, as reported	$84.7	$302.3	$663.7
Deduct: Total stock-based employee compensation expense as determined under the fair value based method for all awards, net of related tax effect	(7.4)	(5.6)	(4.6)

Pro forma net income	$77.3	$296.7	$659.1

Earnings per basic share:
As reported	$0.38	$1.37	$2.98
Pro forma	$0.35	$1.35	$2.96
Earnings per diluted share:
As reported	$0.38	$1.31	$2.90
Pro forma	$0.35	$1.27	$2.88

      Common Stock and Treasury Stock. Immediately prior to the Spin-off, the Company declared a 222,999.786-to-1 stock split. In connection with the Spin-off, 222,999,786 shares of Janus common stock were distributed. Common shares held in Treasury are accounted for as if they were retired and the excess of cost over par value of such shares is charged to additional paid-in capital, if available, then to retained earnings.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Comprehensive Income. The components of other comprehensive income (loss) include the change in fair market value of available-for-sale investments owned by both Janus and DST, as well as foreign currency translation adjustments, as follows (in millions):

		Tax
	Pre-Tax	(Expense)	Net
	Amount	Benefit	Amount

Year ended December 31, 2002
Unrealized loss on:
Investments in advised funds	$(7.1)	$2.1	$(5.0)
DST’s available for sale investments	(68.2)	26.4	(41.8)

Total unrealized investment loss	(75.3)	28.5	(46.8)

Reclassification for losses included in net income	2.4	(0.9)	1.5
Foreign currency translation adjustment	8.9	(3.1)	5.8

Total	$(64.0)	$24.5	$(39.5)

Year ended December 31, 2001
Unrealized loss on:
Investments in advised funds	$(5.9)	$2.2	$(3.7)
DST’s available for sale investments	(34.7)	14.5	(20.2)

Total unrealized investment loss	(40.6)	16.7	(23.9)

Reclassification for gains included in net income	(2.6)	1.0	(1.6)
Foreign currency translation adjustment	(2.0)	—	(2.0)

Total	$(45.2)	$17.7	$(27.5)

Year ended December 31, 2000
Unrealized gain (loss) on:
Investments in advised funds	$(4.2)	$1.6	$(2.6)
DST’s available for sale investments	6.1	(2.2)	3.9

Total unrealized investment gain	1.9	(0.6)	1.3

Reclassification for gains included in net income	(9.4)	3.6	(5.8)
Foreign currency translation adjustment	(1.1)	—	(1.1)

Total	$(8.6)	$3.0	$(5.6)

      Corporate Allocations. Prior to the Spin-off, KCS provided certain managerial, treasury, accounting, tax and legal services to Janus. Additionally, certain other expenses were incurred by KCS on behalf of Janus (e.g., amortization of identifiable intangible assets and goodwill) prior to the Spin-off. An allocation of the estimated cost of these services and expenses has been reflected in the accompanying financial statements based on management’s best estimate of financial services-related assets and liabilities, capital structure and liquidity. These costs and expenses aggregated approximately $12.1 million for the period up to and including July 12, 2000.

      Intercompany Transactions with KCS. Intercompany transactions between Janus and KCS prior to the Spin-off are reflected as dividends to or transfers from KCS within the consolidated financial statements. Amounts treated as net dividends are recorded as a reduction to retained earnings, and amounts treated as net transfers from KCS are recorded as an increase to the net investment by parent

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component included in the Consolidated Statement of Changes in Stockholders’ Equity. Generally, increases in the net investment by parent component resulted from the timing of cash requirements throughout each year, primarily with respect to investing activities. Amounts treated as net dividends to KCS generally reflected the transfer to KCS of dividends received by Janus from subsidiaries, to the extent such amounts were not required for investing, financing or operating needs.

Note 3 —	Recent Accounting Pronouncements

      SFAS No. 144. In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently supercedes Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations. The adoption of SFAS No. 144 on January 1, 2002, did not have a material impact on Janus’ results of operations, financial position or cash flows.

      SFAS No. 145. In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which addresses the classification of gains and losses from the early extinguishment of debt and the accounting for certain arrangements. The adoption of SFAS No. 145 on January 1, 2003, did not have an impact on Janus’ results of operations, financial position or cash flows.

      SFAS No. 146. In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities, that are currently accounted for pursuant to the Emerging Issues Task Force (“EITF”) Consensus No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Restructuring charges recorded by Janus in 2002 and 2001 were recorded in accordance with the provisions of EITF No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

      FASB Interpretation No. 45. In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002, while the disclosure requirements are currently effective. At December 31, 2002, Janus does not have any material guarantees, and therefore the adoption of FIN 45 is not expected to have an impact on Janus’ results of operations, financial position or cash flows.

      FASB Interpretation No. 46. In January of 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires the consolidation of certain variable interest entities, as defined. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003, for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities. Janus does not have investments in or relationships with any variable interest entities, and therefore, the adoption of FIN 46 is not expected to have an impact on Janus’ results of operations, financial position or cash flows.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Investment in DST Systems, Inc.

      Summarized Financial Information. Janus accounts for its investment in DST using the equity method of accounting. At December 31, 2002, Janus owned 39.7 million shares of DST common stock. DST did not declare dividends in the years 2000 through 2002. The investment in DST, together with certain condensed DST financial information, is summarized as follows.

	December 31,

	2002	2001	2000

	(In millions)
Percentage ownership	33.2%	33.0%	32.5%
Carrying value (excluding goodwill, see Note 6)	$472.0	$486.1	$509.3
Equity in DST assets	$472.0	$486.1	$509.3
Fair market value*	$1,412.2	$1,980.0	$2,717.7
Financial Condition:
Current assets	$665.1	$604.8	$590.7
Non-current assets	2,079.1	2,099.2	1,961.7

Total assets	$2,744.2	$2,704.0	$2,552.4

Current liabilities	$546.5	$471.4	$356.2
Non-current liabilities	775.7	760.2	630.4
Stockholders’ equity	1,422.0	1,472.4	1,565.8

Total liabilities and stockholders’ equity	$2,744.2	$2,704.0	$2,552.4

	For the Year Ended December 31,

	2002	2001	2000

Operating results:
Revenues	$2,383.8	$2,380.7	$1,968.7
Costs and expenses	$2,080.5	$2,087.2	$1,704.1
Net income	$209.0	$228.2	$215.8

*	Based upon DST’s year-end closing price on the New York Stock Exchange.

      In December 2001, Janus sold 839,000 shares of DST common stock to DST for approximately $40.0 million based on the then-current market price of DST common stock as reported on the New York Stock Exchange. Janus recorded a gain of $28.8 million ($15.9 million after consideration of income taxes).

      Janus’ retained earnings include equity in the unremitted earnings of DST of $380.1 million, $311.0 million and $235.6 million as of December 31, 2002, 2001 and 2000, respectively.

Note 5 —	Acquisitions

      Enhanced Investment Technologies (“INTECH”) Acquisition. On February 28, 2002, Janus acquired a majority ownership interest in INTECH. As part of the acquisition INTECH was converted to a limited liability company. INTECH, which had approximately $6.0 billion in assets under management at acquisition, uses a proprietary mathematical investment process to manage equity securities for institutional and private clients. The acquisition of INTECH expands the product offerings available to Janus clients.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total purchase price of INTECH was $93.4 million. At closing, Janus acquired a 50.3% ownership interest of INTECH for $50.5 million and entered into a put/call arrangement with the minority owners of INTECH for an additional 27.5% ownership interest, with an option price of $45 million. In accordance with EITF Consensus No. 00-4 “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in That Subsidiary,” since the option price for the put and call are equal, the combination of the option contracts has been accounted for as a financing arrangement and the consolidated financial statements include INTECH as a 77.8% majority-owned subsidiary. Janus can exercise the call option in the second quarter of 2003. Janus may also be required to make additional contingent purchase payments totaling approximately $17.5 million over the next three years based on INTECH meeting certain financial goals. The discounted value of the put/call contract ($44.7 million) and the 2003 contingent purchase price liability ($5.8 million) total $50.5 million and are included in other accrued liabilities on the balance sheet at December 31, 2002.

      Janus allocated the purchase price of INTECH as follows: net purchased tangible assets, approximately $2.0 million; separate account relationships, an identified intangible asset with an estimated life of 12 years, approximately $37.2 million; and goodwill, approximately $54.2 million. In the fourth quarter of 2002, the purchase price allocation was finalized and an additional $16 million of purchase price was allocated to separate account relationships from goodwill. The pro forma results of operations have not been presented because the results of operations would not have been materially different from those reported.

      Bay Isle Financial (“Bay Isle”) Acquisition. On December 31, 2001, Janus completed the acquisition of Bay Isle. As a part of the acquisition, Bay Isle was converted to a limited liability company. Bay Isle is a manager of primarily institutional accounts through a value style approach. Bay Isle had approximately $1.1 billion in assets under management at the date of acquisition. The pro forma results and allocation of purchase price of Bay Isle have not been presented, as they are not material to the consolidated financial statements of Janus.

      Janus’ Additional Investment in JCM. During 2001, Janus completed several transactions that increased its ownership in JCM from approximately 82% to 98%. The transactions are summarized in the following table:

		Shares of
Month of		JCM	Purchase
Acquisition	Acquired from	Acquired	Price

			(In millions)
March and April	JCM employees	202,042	$203.0
May	Thomas H. Bailey	600,000	603.0
September	JCM employees	138,897	139.6
November	Thomas H. Bailey	609,950	613.0
	and one other
	minority stockholder

Total purchased		1,550,889	$1,558.6

      The shares purchased from Mr. Bailey (JCM’s former President and Chief Executive Officer) and certain other JCM employees were subject to contractual put rights included in the 1984 Stock Purchase Agreement (the “Stock Purchase Agreement”).

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      With respect to the shares purchased from Mr. Bailey in May, Janus paid him approximately $7.0 million, representing interest that accrued on the unpaid purchase price 30 days after Janus received notice of Mr. Bailey’s decision to exercise his put right.

      With respect to the shares purchased in November, the Stock Purchase Agreement called for the purchase price of the JCM shares to be determined using JCM’s earnings from the prior calendar year. Therefore, the contractual price paid in late 2001 was based on JCM’s earnings in 2000. Because of the decline in JCM’s earnings during 2001 compared to 2000, accounting guidelines required an evaluation of whether the purchase price exceeded fair value. Upon completion of an independent valuation, a non-cash charge of $64.0 million was recorded as an increase to minority interest.

      The purchase price in these transactions was in excess of the fair value of the net tangible assets acquired and this excess was recorded as identified intangible assets and goodwill. The table below summarizes the allocation of the purchase price (in millions):

Net tangible assets acquired	$35.6
Identified intangible assets
Subject to amortization	17.5
Not subject to amortization	1,147.1
Goodwill	358.4

1,558.6
Goodwill related to deferred income tax	445.4

Total	$2,004.0

Note 6 —	Goodwill and Intangible Assets

      Goodwill. Changes in the carrying amount of goodwill are as follows (in millions):

	Investment	DST and
	Management	Other	Total

Balance as of December 31, 2000	$119.0	$55.4	$174.4
Goodwill acquired during the year	833.3	1.0	834.3
DST equity basis change of interest	—	52.3	52.3
Amortization of goodwill	(21.5)	(3.3)	(24.8)

Balance as of December 31, 2001	930.8	105.4	1,036.2

Goodwill acquired during the year	77.0	—	77.0
Impairment	—	(10.0)	(10.0)
DST equity basis change of interest	—	18.2	18.2

Balance as of December 31, 2002	$1,007.8	$113.6	$1,121.4

      Janus accounts for its investment in DST using the equity method of accounting. Under this method, if DST repurchases its own common stock at a greater price than the Janus carrying value, it will result in Janus recording additional goodwill.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible Assets. The following is a summary of identified intangible assets (in millions):

	December 31,

	2002	2001

Non-amortized intangible assets
Mutual fund advisory contracts	$917.6	$917.9
Brand name and trademark	261.2	261.2
Amortized intangible assets
Client relationships	92.6	55.4
Accumulated amortization	(5.7)	(0.2)

Net intangible assets	$1,265.7	$1,234.3

      Client relationships are amortized over their estimated lives of 7 to 25 years using the straight-line method. The weighted average amortization period for client relationships at December 31, 2002 and 2001, was 16.2 years and 9.5 years, respectively. Amortization expense is expected to be $6.8 million per year over the next five years. Non-amortized intangible assets are deemed to have an indefinite life because they are expected to generate cash flow indefinitely.

      Intangible assets with an indefinite life are evaluated each reporting period to determine if facts and circumstances continue to support an indefinite useful life. As such, certain subadvised investment management contracts previously identified as intangible assets having an indefinite life were determined to have a finite life in the fourth quarter of 2002. These contracts, with a carrying amount of $34.1 million, are being amortized over their remaining estimated useful life of 25 years on a prospective basis beginning October 1, 2002.

      Prior to the adoption of SFAS No. 142 on January 1, 2002, goodwill and intangible assets acquired prior to July 1, 2001, were amortized on a straight-line basis over their estimated useful lives of 15 to 20 years. To provide a comparison to the results of 2002, the following table provides a summary of actual

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization expense and pro forma net income and earnings per share excluding the amortization of goodwill and indefinite-lived intangible assets in 2001 and 2000.

	For the Year Ended
	December 31,

	2002	2001	2000

	(In millions, except
	per-share amounts)
Recorded amortization
Intangibles	$5.3	$27.5	$5.1
Goodwill	$—	$24.8	$6.3
Reported net income	$84.7	$302.3	$663.7
Add back: intangible asset amortization	—	27.5	5.1
Add back: goodwill amortization	—	24.8	6.3

Adjusted net income	$84.7	$354.6	$675.1

Basic earnings per share
Reported net income	$0.38	$1.37	$2.98
Intangible asset amortization	—	0.13	0.02
Goodwill amortization	—	0.11	0.03

Adjusted net income	$0.38	$1.61	$3.03

Diluted earnings per share
Reported net income	$0.38	$1.31	$2.90
Intangible asset amortization	—	0.12	0.02
Goodwill amortization	—	0.11	0.03

Adjusted net income	$0.38	$1.54	$2.95

Note 7 —	Restructuring and Asset Impairment Charges

      Company Reorganization. On January 1, 2003, Janus merged its operations into a unified platform that will market and distribute its investment products globally under the Janus brand name (the “Reorganization”). The Reorganization was accomplished by merging JCC into the Company, and changing the name of the Company to Janus Capital Group Inc. In addition, Janus’ headquarters were moved from Kansas City, Missouri, to the existing JCM facilities in Denver, Colorado. The Reorganization, which was announced in the third quarter of 2002, was done to streamline operations into a more cost-effective business model that provides greater opportunities to capitalize on the Janus brand and global distribution network.

      In conjunction with the Reorganization, the Berger Funds’ Trustees unanimously voted to approve the merger of Berger’s growth funds into similar Janus growth funds, subject to the receipt of Berger shareholder approval, which is expected to occur in March or April 2003.

      As a result, the Company will close the Stilwell facilities located in Kansas City and the Berger facilities located in Denver and eliminate a majority of the work force (approximately 140) at Stilwell and Berger. As such, Janus recorded approximately $39.4 million for severance expenses and $6.7 million related to facility closing costs and fixed asset impairments during the third quarter of 2002. Janus expects to pay the majority of these costs during the first six months of 2003.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other Impairment Charges. During 2002, Janus recorded approximately $23.3 million in investment and goodwill impairments, associated with investments in a venture capital company and an investment management subsidiary operating in the United Kingdom.

      JCM Work Force Reduction, Facility Closings and Non-Recurring Items. During 2001, due to decreased shareholder transaction volume combined with increased functionality of the Janus.com website, Janus recorded several non-recurring items associated with the restructuring of its shareholder communications and processing functions. The restructuring actions included closing the Austin, Texas, call center, closing a Denver, Colorado, facility; and work force reductions of approximately 1,200 employees. Janus recorded approximately $15.5 million in severance expenses related to the employee reductions. The closure of the Austin and Denver facilities resulted in Janus recording fixed asset impairments of $14.0 million and accruing facility closing costs of $36.6 million. The facility closing costs represent the estimated contractual lease payments less projected future sublease revenue. The lease terms for the Austin call center generally expire between 2007 and 2010. In addition, Janus recorded $16.6 million of charges associated with shareowner proxy costs for the Janus group of mutual funds to obtain shareowner approval of new advisory agreements in connection with Janus’ purchase of Mr. Bailey’s remaining shares of JCM (see Note 5).

      The following table summarizes the accrued restructuring and other charges (included in other liabilities in the consolidated balance sheet) and the activity related to those charges (in millions):

	Balance as of December 31,

	2001	Additions	Reductions	2002

Severance	$1.6	$39.4	$(12.9)	$28.1
Lease and related costs	24.4	5.5	(12.5)	17.4
Fixed asset impairments	—	1.2	(1.2)	—
Fund shareowner proxy costs	11.9	—	(11.9)	—
Investment impairments	—	23.3	(23.3)	—

Total	$37.9	$69.4	$(61.8)	45.5

Less: current portion				34.7

Long-term portion				$10.8

	Balance as of December 31,

	2000	Additions	Reductions	2001

Severance	$—	$15.5	$(13.9)	$1.6
Lease and related costs	—	36.6	(12.2)	24.4
Fixed asset impairments	—	14.0	(14.0)	—
Fund shareowner proxy costs	—	16.6	(4.7)	11.9

Total	$—	$82.7	$(44.8)	37.9

Less: current portion				21.8

Long-term portion				$16.1

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Other Balance Sheet Captions

      Other Current Assets. Other current assets are composed of the following (in millions):

	December 31,

	2002	2001

Deferred commission — current	$22.2	$22.1
Other	36.4	59.8

Total	$58.6	$81.9

      Other Accrued Liabilities. Other accrued liabilities are composed of the following (in millions):

	December 31,

	2002	2001

Contingent purchase liability (INTECH)	$50.5	$—
Accrued restructuring charge	34.7	21.8
Accrued marketing and distribution	12.4	18.7
Other accrued liabilities	27.0	46.9

Total	$124.6	$87.4

Note 9 —	Long-Term Debt

      Long-term debt at December 31 consisted of the following (in millions):

	2002		2001

	Carrying Value	Fair Value	Carrying Value	Fair Value

Zero-coupon convertible senior notes	$82.9	$83.7	$694.7	$693.4
7.000% Senior Notes due 2006	417.2	408.1	399.5	394.2
7.750% Senior Notes due 2009	197.8	199.3	—	—
7.875% Senior Notes due 2032	158.1	158.4	—	—

Total	856.0	849.5	1,094.2	1,087.6
Less: current maturities	—	—	(694.7)	(693.4)

Total long-term debt	$856.0	$849.5	$399.5	$394.2

      Fair-Value of Long-Term Debt. The fair value of long-term debt has been calculated using market quotes or, if market quotes were not available, by discounting future cash flows using market interest rates for debt with similar terms and maturities.

      Zero-Coupon Convertible Senior Notes. On April 30, 2001, Janus completed an offering of approximately $931.0 million (principal amount at maturity) of zero-coupon convertible senior notes due April 30, 2031 (“Convertible Notes”). The Convertible Notes were offered only to qualified institutional buyers at an initial offering price of $741.37 per $1,000 principal amount at maturity, resulting in gross proceeds to Janus of approximately $690.0 million. The issue price represents a yield to maturity of 1% per year. Additionally, to the extent that the average market price of the Convertible Notes exceeds certain thresholds, Janus could be required to pay contingent interest at a rate of the greater of Janus’ regular quarterly cash dividend or 0.0625% of the average market price of the Convertible Notes over a specified time period.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Upon certain events, each $1,000 principal amount at maturity of the Convertible Notes will initially be convertible into 17.1544 shares of Janus common stock. Janus may redeem the Convertible Notes for cash on or after April 30, 2006, at their accreted value. At the option of the holder, Janus may be required to repurchase the Convertible Notes at their accreted value beginning on the first, third and fifth anniversaries of the issue date and at five-year intervals thereafter until maturity. Janus may choose to pay the purchase price for such repurchases in cash or shares of Janus common stock. Janus may also be required to repurchase the Convertible Notes, at the option of the holders, in cash, upon the occurrence of certain specified change of control events occurring on or prior to April 30, 2006.

      Effective April 30, 2002, Janus amended the terms of the Convertible Notes to add a 3% cash interest payment on the face of the Convertible Notes over the next two years (to be paid semiannually on October 30 and April 30). Janus will pay this cash interest to holders of record 15 days prior to the scheduled payment dates. The other terms of the Convertible Notes remain materially the same. On April 30, 2002, pursuant to their terms, Janus was required to repurchase $820.7 million of the Convertible Notes at their accreted value of $614.5 million.

      7.000% Senior Notes. On November 6, 2001, Janus issued $400 million of 7% senior notes due November 1, 2006 (“Senior Notes”). The Senior Notes are not callable by Janus or redeemable by the holders prior to maturity and pay interest semiannually on November 1 and May 1.

      On February 12, 2002, Janus entered into a receive-fixed, pay-floating interest rate exchange agreement with a major investment bank. Janus received from the counterparty a fixed 7% rate on $400 million, and paid the counterparty based on the six-month LIBOR rate (set in arrears) plus 1.78%. Janus designated the interest rate exchange agreement as a hedge of the Senior Notes.

      Since the interest rate swap was accounted for as a fair value hedge, the change in fair value of the debt after February 12, 2002, was recorded as an adjustment to the carrying amount of the debt, generally offsetting the change in fair value of the interest rate exchange agreement. In October 2002, Janus terminated the hedge contract and received $18.4 million from the counterparty for the fair value of the interest rate exchange agreement. The change in fair value included in the carrying amount of the Senior Notes as of the date of termination, also $18.4 million, is being amortized over the term of the notes, as a non-cash reduction of interest expense ($17.2 million is unamortized as of December 31, 2002, and included in the carrying amount of the debt). The effect of the hedge for 2002 was to reduce interest expense by approximately $16.7 million.

      7.875% Senior Notes. On April 5, 2002, the Company issued $158.1 million of 7.875% Senior Notes due April 15, 2032 (“Retail Notes”). The Retail Notes, listed on the New York Stock Exchange under the symbol “SVQ,” were offered in $25 increments to individual investors. The Retail Notes are not redeemable by the holders and are not callable by Janus for five years; thereafter, the Retail Notes are callable at any time, in whole or in part, at par plus accrued and unpaid interest. The Retail Notes pay interest quarterly beginning on July 31, 2002.

      7.750% Senior Notes. On July 1, 2002, the Company issued $200.0 million of 7.75% senior notes due June 15, 2009 (“7.75% Senior Notes”). The 7.75% Senior Notes are not callable by Janus or redeemable by the holders prior to maturity and pay interest semiannually on June 15 and December 15.

      Credit Facilities. In December 2000, Janus arranged $600 million in credit facilities, a $300 million 364-Day Competitive Advance and Revolving Credit Facility (“364-Day Facility”) and a $300 million Five-Year Competitive Advance and Revolving Credit Facility (“Five-Year Facility”) (collectively, the “Facilities”). The Facilities were amended on February 20, 2001; April 20, 2001; October 24, 2001; and March 29, 2002. The 364-Day Facility expired on October 23, 2002.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pursuant to a provision of the remaining Five-Year Facility, if Janus’ average assets under management over a rolling three-month period fall below $180 billion but remain above $170 billion, the aggregate amount available under the Five-Year Facility is reduced to $250 million. If average assets under management fall below $170 billion but remain above $150 billion, the Five-Year Facility is reduced to $200 million. If average assets under management fall below $150 billion, the Five-Year Facility is reduced to $150 million. Further, Janus is required to repay portions of amounts borrowed in excess of the reduced credit availability amount. As average assets under management for the rolling three-month period ending December 31, 2002, were below $150 billion, the total amount available under the Five-Year Facility at the end of 2002 is $150 million. Two interest rate options are available under the Facilities: a competitive advance option or LIBOR plus a spread (ranging from 0.30% to 0.50%), which will vary based on Janus’ consolidated leverage ratio.

      The Facilities contain a number of covenants that could restrict maximum utilization of the Facilities, or the ability of the Company to issue securities that are currently available for issuance under Janus’ Registration Statement (see Note 14), including various financial covenants such as a specified financing leverage, minimum net worth, fixed charge coverage, minimum unencumbered liquidity and minimum assets under management. Janus was in compliance with the provisions of the Facilities, including the financial covenants, as of December 31, 2002. Janus had no borrowings under the Facilities at December 31, 2002 or 2001.

      Aggregate Maturities of Indebtedness. The aggregate amounts of long-term debt maturing in the next five years are as follow (in millions):

2003	$—
2004	82.9
2005	—
2006	400.0
2007	—
Thereafter	355.9
Unamortized interest rate swap	17.2

Total	$856.0

Note 10 — Income Taxes

      Janus’ provision for income taxes is summarized as follows (in millions):

	December 31,

	2002	2001	2000

Current:
Federal	$138.8	$197.6	$367.7
State and local	15.0	14.5	41.5

Total current	153.8	212.1	409.2

Deferred:
Federal	68.1	5.0	16.1
State and local	9.9	0.6	1.7

Total deferred	78.0	5.6	17.8

Total income tax expense	$231.8	$217.7	$427.0

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Janus’ deferred income tax liabilities (assets) are summarized as follows (in millions):

	December 31,

	2002	2001

Income Tax Liabilities:
Unconsolidated affiliates	$240.9	$138.2
Identified intangible assets in connection with investments in Janus	494.9	503.0
Compensation and benefits	41.3	52.0
Deferred commissions	—	9.7
Depreciation and amortization	—	3.0
Interest on Convertible Notes	1.4	13.0

Gross deferred tax liabilities	778.5	718.9

Income Tax Assets:
Book reserves	(20.4)	(9.8)
Deferred compensation	(2.1)	(2.3)
Vacation	(0.4)	(2.2)
Facility closing costs	(8.9)	(19.6)
Deferred commissions	(3.1)	—
Deferred gain on interest rate swap	(7.6)	—
Depreciation and amortization	(7.5)	—
Other	(3.7)	(7.5)

Gross deferred tax assets	(53.7)	(41.4)

Net deferred income tax liabilities	$724.8	$677.5

      Deferred tax assets and liabilities are reflected on the balance sheet as follows (in millions). The deferred income tax asset is included within other current assets.

	December 31,

	2002	2001

Current deferred income tax asset, net	$(4.3)	$(2.7)
Long-term deferred income tax liability, net	729.1	680.2

Net deferred income tax liabilities	$724.8	$677.5

      Janus’ effective income tax rate differs from the statutory federal income tax rate as follows (in millions):

	December 31,

	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	1.9%	1.6%	2.3%
Equity in earnings of unconsolidated affiliates	28.9%	-3.4%	-1.6%
Non-deductible JCM equity	8.0%	0.0%	0.0%
Other	-1.3%	1.9%	-0.2%

Total effective income tax rate	72.5%	35.1%	35.5%

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Janus had previously provided deferred income taxes for unremitted earnings of DST net of the 80% dividends received deduction provided under current tax law, based on management’s expectation of how taxes on DST’s earnings would ultimately be paid. When the Reorganization was announced during the third quarter of 2002, management indicated that they expected to evaluate strategic alternatives for its DST investment, including transactions that would be taxable at full federal and applicable state income tax rates. Accordingly, a charge of $107.8 million was recorded in the third quarter to provide deferred taxes on the 80% of cumulative unremitted earnings for which no tax was previously provided. As of December 31, 2002, the cumulative amount of unremitted earnings aggregated $380.1 million. Deferred income taxes provided on unremitted earnings of unconsolidated affiliates as of December 31, 2002 and 2001, aggregated $142.5 and $23.6 million, respectively.

      Prior to the Spin-off from KCS in 2000, Janus’ consolidated taxable income was included with KCS’s consolidated federal income tax returns. The Internal Revenue Service is currently undertaking examinations of KCS’s consolidated federal income tax returns for the years 1993 to 1996. In addition, other taxing authorities are currently examining 1993 to 2000 and may propose additional tax assessments. Janus believes that it has accrued adequate tax reserves for any potential future tax assessments, and therefore any proposed assessments should not have a material adverse effect on Janus’ consolidated results of operation or financial condition.

      Janus has entered into a Tax Disaffiliation Agreement with KCS that establishes, among other things, the procedures, rights and indemnities between the two entities with respect to historical tax items. This agreement is not expected to have a material impact on the Company’s future results of operation, cash flows or financial position.

Note 11 — Stock Option Plans

      Janus has a stock option plan under which options to purchase Janus common shares may be granted to all eligible employees. At the time of the Spin-off, in order to provide for the equitable adjustment of existing KCS stock options, KCS and Janus substituted two separately exercisable options for the options held by KCS and Janus employees, former KCS employees and KCS directors (including former directors).

      The fair value of stock options granted to Janus employees used to compute pro forma net income disclosures (see Note 2) was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2002	2001	2000

Dividend yield	.16% to .32%	.09% to .19%	.05% to .12%
Expected volatility	59% to 64%	40% to 69%	48% to 50%
Risk-free interest rate	1.68% to 4.80%	1.79% to 5.27%	5.97% to 6.18%
Expected life	2 to 7 years	3 years	3 years

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Janus Stock Option Plans. The table below summarizes Janus outstanding options. These options generally vest over periods ranging from one to five years with a maximum exercise term of 10 years.

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	8,453,403	$15.35	13,385,467	$10.83	—	$—
Granted	1,935,784	22.66	111,403	34.06	16,872,955	16.80
Exercised	(291,352)	8.04	(5,009,921)	3.65	(3,483,388)	9.30
Expired/ Canceled	(174,203)	22.54	(33,546)	20.50	(4,100)	21.25

Outstanding at December 31	9,923,632	$16.87	8,453,403	$15.35	13,385,467	$10.83

Exercisable	7,229,709	$13.40	7,036,381	$11.79	11,931,801	$8.10

Weighted Average Fair Value of Options granted during the year	$12.66		$13.94		$17.49

      The following table summarizes the information about stock options that were outstanding at December 31, 2002:

	Outstanding			Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 4 to $10	4,695,156	2.9 years	$7.36	4,695,156	$7.36
$10 to $20	986,316	6.4	14.74	488,080	12.98
$20 to $30	2,644,798	7.5	23.40	1,237,219	21.59
$30 to $47	1,597,362	7.3	35.31	809,254	36.14

$ 4 to $47	9,923,632	5.3	16.87	7,229,709	13.40

      Shares available for future grants at December 31, 2002, were approximately 13.5 million.

      Janus Employee Stock Purchase Plan. Janus has an employee stock purchase plan (“ESPP”) that provides for the ability to grant to substantially all full-time employees the right to subscribe to Janus common stock at a per share price equal to the lesser of 85% of the Janus stock price on the date of grant or the date that such shares are purchased. No grant was made in 2002. The weighted average per share fair value of the stock purchase rights granted in 2001 and 2000 was $13.49 and $6.08, respectively.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of ESPP purchase rights granted to Janus employees used to compute pro forma net income disclosures (see Note 2) was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2001	2000
	Offering	Offering

Dividend yield	.20%	.09%
Expected volatility	57%	48%
Risk-free interest rate	2.06%	6.18%
Expected life	1 year	1 year

      Approximately 56,000 shares and 111,000 shares were issued with respect to the 2001 and 2000 grants, respectively. Approximately, 3.8 million shares remain available for future grants under the ESPP.

Note 12 —	JCM Awards

      JCM Restricted Stock. On April 1, 2002, the business and operations of Janus Capital Corporation were transferred to a limited liability company named Janus Capital Management LLC (“JCM”). Concurrent with this transfer of business and operations, approximately 6.2% of the shares of JCM were issued to key JCM employees through two grants.

      The first grant was a special, one-time share grant equivalent to $235 million, or 5% of JCM, all of which was originally scheduled to vest at the end of seven years, but included the opportunity for accelerated vesting (either 20% or 33% annually) when defined investment performance targets were achieved. The second grant totaled $69 million, or 1.2% of JCM, and represented the customary long-term incentive component of the employees’ annual compensation package and was scheduled to vest at the end of five years, with opportunities for acceleration similar to the shares for the one-time grant.

      In connection with the Reorganization, the Company changed the vesting for these two grants and all previous JCM equity grants to a pro rata five-year schedule. The change in vesting resulted in the recognition of additional restricted stock compensation of approximately $26 million in 2002, which under the original vesting schedule would have been recognized in future years. The first grant has an annual vesting date of March 31 and the second grant has an annual vesting date of December 31. The change in the vesting schedule did not modify the opportunity for accelerated vesting (33%), which occurs if, for the twelve month period ending on the annual vesting date (either March 31 or December 31) either (i) 75% of the individual JIF, JAS and JAD funds are in the top 40th percentile of their respective Lipper categories or (ii) 75% of the aggregate assets of the JIF, JAS and JAD funds and at least 50% of the individual JIF, JAS and JAD funds (excluding Money Market funds) are in the top 40th percentile of their respective Lipper categories. There was no accelerated vesting in 2002. All vesting is subject to continued employment by Janus.

      The grants are accounted for as fixed awards and compensation expense is recognized on a straight-line basis over the term of the vesting period. Annual compensation expense, without accelerated vesting, for these two awards will be approximately $59 million per year for the years ended December 31, 2003 through 2006. After issuance of the JCM interests, Janus owns approximately 92% of JCM, with JCM employees owning the remaining 8%. Because the grants represent “profits interests” under federal tax laws, which are considered to have no value for tax purposes, a tax deduction is not available to Janus as the shares vest.

      In 2001 and 2000, JCM granted 64,420 and 35,660 restricted shares, respectively, to certain employees pursuant to restricted stock agreements. The shares originally vested after seven years, but were subsequently changed to a pro rata five-year vesting term (discussed above). The shares were granted with

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an immediate 20% vesting. As part of both grants, the grantees made elections under section 83(b) of the Internal Revenue Code, the tax liabilities related to which were paid by JCM on behalf of each grantee. The fair market value of the restricted shares under the grants was approximately $64.7 million and $18.4 million in 2001 and 2000, respectively. The related tax paid by Janus on behalf of employees totaled $54.7 million and $15.6 million, respectively. These payments are recorded as prepaid expenses and amortized, as a part of restricted stock expense, over the same period as the underlying restricted stock.

      On March 12, 2003, JCM became a wholly-owned subsidiary through the conversion of all outstanding employee-held shares of JCM into shares of Janus common stock. The conversion was completed to simplify Janus’ corporate structure and more closely align interests of the Janus employees with those of shareholders (see Note 20).

      Subsidiary Change of Interest. As the JCM awards vest Janus records a change of interest for the reduced ownership interest in JCM. The issuance of shares by a subsidiary is accounted for in accordance with the provisions of Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”). SAB 51 allows a company to record a gain on the issuance or sale of shares by a subsidiary unless the shares are from treasury. During the year ended December 31, 2000, shares of JCM were issued which resulted in Janus recording a $15.1 million gain. The 2002 and 2001 JCM grants were from treasury shares, purchased during 2001, so Janus was precluded from gain recognition on those grants. Instead, as the shares vest, Janus records an increase in stockholders’ equity for the value of the granted shares.

Note 13 —	Employee Benefit Plans

      Substantially all full-time employees of Janus participate in the ESOP and the Janus Capital Group Inc. 401(k) and Profit Sharing Plan (the “Janus Plan”). Contributions to the ESOP and the profit-sharing component of the Janus Plan are made at the discretion of the Janus Board of Directors in amounts not to exceed the maximum allowable for income tax purposes. Janus matches in cash a maximum of 3% of employee compensation deferrals in the 401(k) component of the Janus Plan, subject to a maximum allowable for income tax purposes. Participants become fully vested in employer contributions under the ESOP and Janus Plan over a five-year period. Expense related to the Janus Plan was $10.3 million, $13.1 million and $13.4 million in 2002, 2001 and 2000, respectively.

Note 14 —	Other Significant Transactions

      Shelf Registration. In April 2002, the Company filed with the Securities and Exchange Commission (“SEC”) a Shelf Registration Statement (“Shelf Registration”), which superseded Janus’ previous shelf registration statement and provides for the issuance from time to time of up to $800 million in aggregate issue price of Janus’ common stock, preferred stock and debt securities. The Shelf Registration was declared effective by the SEC on April 25, 2002. In July 2002, Janus issued $200 million of Senior Notes under the Shelf Registration (see Note 9). At December 31, 2002, approximately $600 million of securities are available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to Janus’ credit facilities.

      President and CEO Resignation. On July 1, 2002, Thomas H. Bailey resigned as President and Chief Executive Officer of JCM. Mr. Bailey remains Chairman of the Board of Trustees of the Janus Funds, a position he has held since starting the Janus Fund in 1969. In this capacity, he will continue working as a trustee of the funds, focusing primarily on reviewing and monitoring fund performance.

      Common Stock Repurchase Program. The Janus Board of Directors has authorized the expenditure of up to $1 billion to repurchase shares of Janus common stock. The stock repurchase program expires July 25, 2004. During 2000, Janus repurchased approximately 7.2 million shares of its common stock for an aggregate cost of approximately $323.3 million. No repurchases were made during 2002 or 2001.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Commitments and Contingencies

      Operating Leases. Janus rents office space and equipment under the terms of various operating lease agreements. As of December 31, 2002, future minimum rental commitments under non-cancelable operating leases are as follows (in millions):

2003	$17.1
2004	17.7
2005	16.2
2006	16.0
2007	12.3
Thereafter	124.8

Total	$204.1

      Rent expense was $15.0 million, $19.6 million and $22.5 million in 2002, 2001 and 2000, respectively.

      Acquisition. Janus has agreed to purchase 30% of Perkins, Wolf, McDonnell and Company (“PWM”). The acquisition is contingent on receiving approval from the Berger Fund shareholders to merge the Berger funds into the Janus funds. The terms of the agreement are not material to the consolidated financial statements of Janus.

      Litigation. From time to time Janus is involved in various pending and threatened legal actions arising in the normal course of business. While the outcome of the various legal proceedings involving Janus cannot be predicted with certainty, it is the opinion of management (after consultation with legal counsel) that the litigation reserves of Janus are adequate and that legal actions involving Janus and ultimate resolution of these matters will not be material to Janus’ consolidated financial position, results of operation or cash flows.

      In January 2000, Janus received approximately $44.2 million in connection with the settlement of a legal dispute related to a former equity investment. The settlement agreement resolved all outstanding issues related to this former equity investment.

      Investment Management Contracts. Most of the revenues of Janus are derived pursuant to investment advisory agreements with its respectively managed mutual funds and other separate and private accounts. With respect to agreements with mutual funds, these investment advisory agreements may be terminated by either party with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940 as amended (the “1940 Act”)), and must be approved and renewed annually by the disinterested members of each fund’s board of directors or trustees, or its shareowners, as required by law. In addition, the board of trustees or directors of certain funds and separate and private accounts of Janus generally may terminate these investment advisory agreements upon written notice for any reason. Generally, any change in control of Janus would constitute an “assignment” under the 1940 Act.

      Employees. Janus and certain subsidiaries have entered into agreements with employees whereby, upon defined circumstances constituting a change in control of Janus or the subsidiary, certain stock options or similar equity instruments become exercisable, certain benefit entitlements are automatically funded and such employees are entitled to specified cash payments upon termination of employment.

Note 16 —	Related Party Transactions

      Janus incurred fees to DST for various shareowner and portfolio accounting and record-keeping services in the amount of $13.1 million, $12.0 million and $21.1 million in 2002, 2001 and 2000,

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. As discussed in Note 4, Stilwell sold 839,000 shares of DST common stock to DST in December 2001.

      Janus earns fees from the various registered investment companies for which it acts as investment advisor. Accounts receivable include amounts due from these investment companies. Additionally, Berger receives fees under 12b-1 plans from various registered investment companies for which it acts as advisor.

      The table below presents this related party activity as of and for the years ended December 31 (in millions):

		Accounts
	Investment	Receivable
	Management and	from Registered
	Shareowner	Investment	Berger 12b-1 Plan
	Servicing Fees	Companies	Fees Earned

2002	$1,003.2	$94.6	$8.3
2001	1,335.0	105.5	10.3
2000	1,952.9	160.6	14.0

      Certain officers and directors of Janus and Berger are also officers, directors and/or trustees for the various registered investment companies for which Janus and Berger act as investment advisor.

      Commercial Paper Investment. On October 31, 2002, Janus purchased $85 million of investment-grade commercial paper from the Janus Institutional Money Market Fund. Janus made the purchase because the credit rating of the commercial paper had been downgraded to a level that Janus management believed was not prudent for the fund to own the investment. The commercial paper matured on January 6, 2003, and Janus received full payment for the $85 million par value. At December 31, 2002, the commercial paper was included in cash and cash equivalents due to the short-term nature of the investment.

Note 17 – Control and Shareholder Rights

      Shareholder Rights Plan (“Rights Plan”). Janus entered into the Rights Plan with UMB Bank, N.A., as rights agent as of June 14, 2000. In connection with the Rights Plan, the Janus Board declared a dividend of one right (“Right”) for each outstanding share of Janus common stock as of the close of business on June 14, 2000 (the “Rights Record Date”). Shares of Janus common stock issued in the Spin-off (assuming no triggering event) automatically receive these Rights upon issuance. The Rights are not exercisable or transferable separately from the shares of Janus common stock until the earlier of (i) ten days following a public announcement that a person or group has acquired or obtained the right to acquire beneficial ownership of 15% or more of the outstanding shares of Janus common stock; or (ii) ten days following the commencement or announcement of an intention to make a tender or exchange offer that would result in an acquiring person or group beneficially owning 15% or more of the outstanding shares of Janus common stock (an “Acquiring Person”), unless the Janus Board sets a later date in either event (the earlier of (i) or (ii) being the “Rights Distribution Date”). Under the Rights Plan, the Janus Board has the option to redeem the Rights at a nominal cost or prevent the Rights from being triggered by designating certain offers for all the outstanding Janus common stock as a Permitted Offer (as defined in the Rights Plan). No supplement or amendment may be made to the Rights Plan which changes the Redemption Price, the Final Expiration Date, the Purchase Price (as those terms are defined in the Rights Plan) or the number of 1/1,000ths of a share of Preferred Stock for which a Right is exercisable. Subject to the foregoing, prior to the Rights Distribution Date, Janus may amend or supplement the Rights Plan without the consent of any of the holders of the Rights. Following the Rights Distribution Date, the Rights Plan may be amended to cure any ambiguity, to correct or supplement any provision that is defective or inconsistent with any other provision of the Rights Plan, or to change or supplement any provision so long

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as such amendment or supplement does not adversely affect the holders of the Rights (other than an Acquiring Person or group). The Rights expire ten years after the Rights Record Date unless earlier redeemed by Janus.

      The Rights, when exercisable, entitle their holders (other than those held by an Acquiring Person) to purchase 1/1000th of a share of Series A Janus Preferred Stock (subject to adjustment) or, in certain instances, other securities of Janus, including Janus common stock, having a market value equal to twice the exercise price of the Right. In certain circumstances, if Janus is involved in a merger or consolidation and is not the surviving entity or disposes of more than 50% of its assets or earnings power, the Rights also entitle their holders (other than an acquiring person or group) to purchase the highest priority voting shares in the surviving entity or its affiliates having a market value of two times the exercise price of the Rights.

      The Rights Plan is intended to encourage a potential Acquiring Person or group to negotiate directly with the Janus Board of Directors, but may have certain antitakeover effects. The Rights Plan could significantly dilute the interests in Janus of an Acquiring Person. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of Janus.

      Subsidiaries and Affiliates. In connection with its 1984 acquisition of an 80% interest in JCM, KCS entered into the Stock Purchase Agreement which — prior to the sixth amendment in November 2001 — provided that so long as Mr. Bailey was a holder of at least 5% of the common stock of JCM and continued to be employed as President of JCM, he would continue to establish and implement policy with respect to the investment advisory and portfolio management activity of JCM. The agreement also provided that in furtherance of such objective, so long as both the ownership threshold and officer status conditions described above were satisfied, Janus would vote its shares of JCM common stock to elect directors of JCM, at least the majority of whom were selected by Mr. Bailey, subject to Janus’ approval, which approval may not be unreasonably withheld. As discussed herein, in connection with Mr. Bailey’s disposition of his final 600,000 shares of JCM common stock on November 9, 2001, Mr. Bailey’s rights under the Stock Purchase Agreement would have expired, but the Company agreed with Mr. Bailey to extend those rights through April 2, 2002. The extended terms included the provisions relating to Mr. Bailey’s board selection rights and right to direct the investment advisory and portfolio management policies of JCM.

      Janus did not believe Mr. Bailey’s rights under the Stock Purchase Agreement were “substantive” within the meaning of EITF 96-16 because Janus could terminate those rights at any time by removing Mr. Bailey as an officer of JCM. Janus also believed that the removal of Mr. Bailey would not result in significant harm to Janus. Janus concluded, supported by an opinion of legal counsel, under Colorado law, that it could carry out the steps required to remove Mr. Bailey without breaching the Stock Purchase Agreement and that if Mr. Bailey had challenged his removal by institution litigation, his sole remedy would have been for damages, not injunctive relief, and that Janus would likely prevail in that litigation. Further, on April 2, 2002, Mr. Bailey’s rights under the Stock Purchase Agreement expired.

      Accordingly, based on these factors, and others whose extended relevance have now diminished due to Mr. Bailey’s departure and the expiration of his rights, Janus consolidated JCM in such years. This issue will not impact the 2003 financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Quarterly Financial Data (Unaudited)

	2002

	First	Second		Third		Fourth		Full
	Quarter	Quarter		Quarter		Quarter		Year

	(In millions, except per share amounts)
Total revenue	$328.3	$310.4		$257.8		$248.3		$1,144.8
Operating income (loss)	$138.0	$108.0		$(23.9)		$77.0		$299.1
Net income (loss)	$97.2	$73.7		$(131.2)		$45.0		$84.7
Earnings (loss) per share:
Basic	$0.44	$0.33		$(0.59)		$0.20		$0.38
Diluted (as originally disclosed)	$0.42	$0.30	*	$(0.60	)*	$0.18	*	$0.31	*
Diluted (as adjusted)	n/a	$0.33	*	$(0.59	)*	$0.20	*	$0.38	*
Year to date — diluted (as originally disclosed)	n/a	$0.72	*	$0.12	*	n/a		n/a
Year to date — diluted (as adjusted)	n/a	$0.76	*	$0.17	*	n/a		n/a

	2001

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Total revenue	$448.5	$411.5	$361.6	$334.1	$1,555.7
Operating income	$182.8	$128.7	$131.4	$87.5	$530.4
Net income	$111.4	$90.4	$26.8	$73.7	$302.3
Earnings per share:
Basic	$0.51	$0.41	$0.12	$0.33	$1.37
Diluted	$0.48	$0.39	$0.11	$0.32	$1.31

*	Diluted earnings per share has been adjusted from the amounts originally disclosed in the Quarterly Reports on Form 10-Q for the second and third quarters of 2002 and in our year-end press release on Form 8-K, dated January 30, 2003. The original diluted earnings per share calculation included all unvested restricted shares of JCM. The calculation did not include the impact of the assumed repurchase of shares (using total unamortized restricted stock compensation as the proceeds), pursuant to the treasury stock method defined in SFAS No. 128, “Earnings per Share.” Using the treasury stock method, the decline in fair market value of the JCM shares subsequent to the date of grant resulted in the unvested JCM shares becoming antidilutive.

Note 19 —	Segment and Geographic Information

      For purposes of segment reporting, Janus reports JCM, Berger, INTECH and Bay Isle as one segment, “Investment Management,” representing businesses that derive the majority of their revenues and income from investment management contracts. The other segment is “DST and Other,” composed of DST, corporate activities and other operations. Revenues, expenses and other income items between segments were not material during 2002, 2001 and 2000.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information concerning the segments is shown in the following tables (in millions):

	2002

	Investment	DST and
	Management	Other	Consolidated

Revenues	$1,123.2	$21.6	$1,144.8
Operating expenses	782.4	63.3	845.7

Operating income (loss)	340.8	(41.7)	299.1
Equity earnings of unconsolidated affiliates	—	69.1	69.1
Interest expense	(8.0)	(49.8)	(57.8)
Other, net	3.5	5.6	9.1

Pretax income (loss)	336.3	(16.8)	319.5
Income tax provision (benefit)	262.8	(31.0)	231.8
Minority interest	3.0	—	3.0

Net income	$70.5	$14.2	$84.7

Total assets	$2,609.0	$712.7	$3,321.7
Capital expenditures	$16.0	$0.3	$16.3

	2001

	Investment	DST and
	Management	Other	Consolidated

Revenues	$1,536.8	$18.9	$1,555.7
Operating expenses	937.2	88.1	1,025.3

Operating income (loss)	599.6	(69.2)	530.4
Equity earnings of unconsolidated affiliates	—	75.4	75.4
Interest expense	(0.8)	(34.0)	(34.8)
Other, net	6.3	42.7	49.0

Pretax income	605.1	14.9	620.0
Income tax provision (benefit)	221.7	(4.0)	217.7
Minority interest	100.7	(0.7)	100.0

Net income	$282.7	$19.6	$302.3

Total assets	$2,514.7	$877.2	$3,391.9
Capital expenditures	$26.8	$7.5	$34.3

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000

	Investment	DST and
	Management	Other	Consolidated

Revenues	$2,227.0	$21.1	$2,248.1
Operating expenses	1,165.4	46.4	1,211.8

Operating income (loss)	1,061.6	(25.3)	1,036.3
Equity earnings of unconsolidated affiliates	1.1	69.7	70.8
Interest expense	—	(7.7)	(7.7)
Gain on litigation settlement	—	44.2	44.2
Gain on sale of Janus common stock	—	15.1	15.1
Other, net	23.7	20.0	43.7

Pretax income	1,086.4	116.0	1,202.4
Income tax provision	412.3	14.7	427.0
Minority interest	112.1	(0.4)	111.7

Net income	$562.0	$101.7	$663.7

Total assets	$841.3	$739.7	$1,581.0
Capital expenditures	$103.7	$3.4	$107.1

      The following summary provides information concerning Janus’ principal geographic areas as of and for the years ended December 31 (in millions):

	2002	2001	2000

Revenues:*
United States	$1,072.8	$1,481.7	$2,164.0
International**	72.0	74.0	84.1

Total	$1,144.8	$1,555.7	$2,248.1

Long-lived assets:
United States	$2,395.7	$2,345.4	$392.8
International **	45.9	39.4	36.0

Total	$2,441.6	$2,384.8	$428.8

*	Revenues are attributed to countries based on location at which services are performed.

**	Primarily the United Kingdom.

Note 20 — Subsequent Events

      Berger Minority. In February 2003, Janus purchased 100% of the outstanding Berger minority LLC interests. The purchase was executed with a combination of cash and Janus common stock.

      JCM Awards. On March 12, 2003, JCM became a wholly-owned subsidiary through the conversion of all outstanding employee-held shares of JCM into shares of Janus common stock. The conversion was completed to simplify Janus’ corporate structure and more closely align interests of the Janus employees with those of shareholders.

      A special committee of independent members of Janus’ Board of Directors approved a conversion ratio of 20.1 shares of Janus common stock for each JCM share. The conversion ratio was based on the

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair market value of each equity instrument at the date of conversion. The conversion resulted in the issuance of approximately 15.7 million shares of Janus common stock, of which 3.7 million were vested and an additional 1.8 million shares are expected to vest on March 31, 2003. The conversion does not modify any of the existing terms of the stock awards.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      On October 7, 2002, Janus changed its independent accountant from PricewaterhouseCoopers LLP to Deloitte & Touche LLP. At that time, Janus filed a Current Report on Form 8-K dated October 7, 2002.

PART III

      The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the Annual Meeting of Shareholders scheduled for May 8, 2003 (“Proxy Statement”) will be filed no later than 120 days after December 31, 2002.

Item 10.	Directors and Executive Officers of the Company

      (a) Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the heading “Item 1 — Election of Directors” in the Company’s Proxy Statement is incorporated herein by reference in partial response to this Item 10.

      (b) Executive Officers of the Company

The information set forth in response to Item 401 of Regulation S-K under “Executive Officers of the Company,” the information immediately following Item 4 in Part I of this Form 10-K, is incorporated by reference in partial response to this Item 10.

The information set forth in response to Item 405 of Regulation S-K under the heading “Stock Ownership” in the Company’s Proxy Statement is incorporated herein by reference in partial response to this Item 10.

Item 11.	Executive Compensation

      The information set forth in response to Item 402 of Regulation S-K under “Executive Compensation” and “Item 1 — Election of Directors — Director Compensation” in the Company’s Proxy Statement is incorporated by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information set forth in response to Item 403 of Regulation S-K under the heading “Stock Ownership” in the Company’s Proxy Statement is hereby incorporated by reference in response to this Item 12.

      The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

	Number of Securities
	to be Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance

	(a)	(b)	(c)
Equity compensation plans approved by security holders
Stock Option Plan	9,923,632	$16.87	13,456,471
Employee Stock Purchase Plan	22,543	n/a	3,832,772
Equity compensation plans not approved by security holders	—	—	—

Total	9,946,175		17,289,243

      Stock Option Plan. The Board of Directors may grant stock options to eligible persons, which include Janus employees, members of the Board of Directors and persons performing services for the Company. The Board of Directors determines the specific terms of each grant including how many options to issue, to whom options will be issued, vesting terms and conditions of the grants, and term of the award (not to exceed 10 years). The option price cannot be less than fair market value at the date of the grant. Forfeited awards are added back to the available shares for future grant. The plan also allows for the issuance of stock appreciation rights (“SARs”) and limited stock appreciation rights (“LSARs”).

      Employee Stock Purchase Plan (“ESPP”). The Board of Directors may grant the option to employees to participate in the Janus ESPP. Employees who elect to participate in an ESPP grant can subscribe to purchase a specified dollar amount of Janus common stock, subject to certain limitations. The purchase price for the Janus common stock is the lesser of 85% of the fair market value at the date of grant or 85% of the fair market value at the date that the employee elects to participate in an ESPP grant. The Board of Directors determines the period available for exercise of the grant.

Item 13.	Certain Relationships and Related Transactions

      The information set forth in response to Item 404 of Regulation S-K under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement is hereby incorporated by reference in response to this Item 13.

Item 14.	Controls and Procedures

Evaluation of Controls and Procedures

      Within 90 days prior to the filing of this report, Janus evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Mark Whiston, Chief Executive Officer, and Loren Starr, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Whiston and Starr concluded that, as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.

      Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     List of Documents filed as part of this Report

      (1) Financial Statements

      The financial statements and related notes, together with the report of Deloitte & Touche LLP dated March 20, 2003 and PricewaterhouseCoopers LLP dated March 12, 2002, appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

      (2) Financial Statement Schedules

      The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission appear in Part II, Item 8, Financial Statements and Supplementary Data, under the Index to Financial Statements of this Form 10-K.

      (3) List of Exhibits

      (a) Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

(3) Articles of Incorporation and Bylaws
3	.1.1	Delaware Certificate of Incorporation of Stilwell Financial Inc. as Amended and Restated on June 14, 2000, is hereby incorporated by reference from Exhibit 3.1.1 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3	.1.2	Certificate of Designation dated June 15, 2000, establishing Series A Preferred Stock, is hereby incorporated by reference from Exhibit 3.1.2 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3.2		Bylaws of Stilwell Financial Inc. as Amended and Restated on June 12, 2000, is hereby incorporated by reference from Exhibit 3.2 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3.3		Bylaws of Stilwell Financial Inc. as Amended and Restated on January 29, 2001, to be effective on May 11, 2001, is hereby incorporated by reference from Exhibit 10.3 to Stilwell’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-15253)
3.4		Bylaws of Stilwell Financial Inc. as Amended and Restated on May 8, 2002, is hereby incorporated by reference from Exhibit 3.1 to Janus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, incorporated herein by reference (File No. 001-15253)
3.5		Bylaws of Janus Capital Group Inc. as Amended and Restated on December 11, 2002, is hereby incorporated by reference from Exhibit 3.1 to Janus’ Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)
3.6		Certificate of Ownership and Merger, Merging Janus Capital Corporation with and into Stilwell Financial Inc., is hereby incorporated by reference from Exhibit 3.1 to Janus’ Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)
(4) Instruments Defining the Right of Security Holders, Including Indentures
4.1		Form of Certificate representing Stilwell Financial Inc. Common Stock is hereby incorporated by reference from Exhibit 4.1 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
4	.2.1	Stockholders’ Rights Agreement, dated as of June 14, 2000, between Stilwell Financial Inc. and UMB Bank, N.A., as Rights Agent is hereby incorporated by reference from Exhibit 4.2.1 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
4	.2.2	Certificate of Designation establishing Series A Preferred Stock of Exhibit 3.1.2, is hereby incorporated by reference

4.3		Article FOURTH, Article FIFTH, Article SIXTH, Article SEVENTH and Article ELEVENTH of Exhibit 3.1.1 are hereby incorporated by reference
4.4		Article II: Article III, Section 2; and Article V of Exhibit 3.2 are hereby incorporated by reference
4.5		Indenture, dated as of November 6, 2001, between Stilwell Financial Inc. and The Chase Manhattan Bank, is hereby incorporated by reference from Exhibit 4.1 to Stilwell Financial Inc. Current Report on Form 8-K, dated November 6, 2001
4	.6.1	Officers’ Certificate pursuant to the Indenture (as per Exhibit 4.5 above) is hereby incorporated by reference from Exhibit 4.2 to Stilwell Financial Inc. Current Report on Form 8-K, dated November 6, 2001 (File No. 001-15253)
4	.6.2	Officers’ Certificate pursuant to the Indenture (as per Exhibit 4.5 above) is hereby incorporated by reference from Exhibit 4.1 to Stilwell Financial Inc. Current Report on Form 8-K, dated April 5, 2002 (File No. 001-15253)
4	.6.3	Officers’ Certificate pursuant to the Indenture (as per Exhibit 4.5 above) is hereby incorporated by reference from Exhibit 4.1 to Stilwell Financial Inc. Current Report on Form 8-K, dated July 2, 2002 (File No. 001-15253)
4	.7.1	Liquid Yield OptionTM Notes due 2031 Indenture dated April 30, 2001, by and between Stilwell Financial Inc. and The Chase Manhattan Bank, as Trustee, (the zero-coupon convertible senior notes) is hereby incorporated by reference from Exhibit 4.1 to Stilwell’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-15253)
4	.7.2	Liquid Yield OptionTM Notes due 2031 First Supplemental Indenture, dated as of April 30, 2002, between Stilwell Financial Inc. and JP Morgan Chase Bank, is hereby incorporated by reference from Exhibit 4.1 to Janus’ Current Report on Form 8-K, dated May 6, 2002 (File No. 001-15253)
4.8		Registration Rights Agreement dated April 30, 2001, by and between Stilwell Financial Inc. and Merrill Lynch & Co., is hereby incorporated by reference from Exhibit 4.2 to Stilwell’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-15253)
4.9		The Janus Capital Management LLC Liquidity Plan is hereby incorporated by reference from Exhibit 10.1 to Janus’ Current Report on Form 8-K, dated June 7, 2002 (File No. 001-15253).
(10) Material Contracts
10.1		Representative Director Indemnification Agreement is hereby incorporated by reference from Exhibit 10.1 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.2		Representative Officer Indemnification Agreement is hereby incorporated by reference from Exhibit 10.2 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.3		Intercompany Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Stilwell Financial Inc., is hereby incorporated by reference from Exhibit 10.3 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.4		Tax Disaffiliation Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Stilwell Financial Inc., is hereby incorporated by reference from Exhibit 10.4 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10	.5.1	The Registration Rights Agreement, dated October 24, 1995, by and between DST Systems, Inc. and Kansas City Southern Industries, Inc., which is attached as Exhibit 4.1 to the DST Systems, Inc. Registration Statement on Form S-1 dated October 30, 1995, as amended (Commission file no. 33-96526), is hereby incorporated by reference from Exhibit 10.5.1 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10	.5.2	Amendment to Registration Rights Agreement, dated June 30, 1999, by and between DST Systems, Inc. and Kansas City Southern Industries, Inc., is hereby incorporated by reference from Exhibit 10.5.2 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

10	.5.3	Assignment, Consent and Acceptance Agreement, dated as of August 11, 1999, by and among DST Systems, Inc. (“DST”), Kansas City Southern Industries, Inc. and Stilwell Financial Inc. which is attached as Exhibit 4.15.2 to DST’s Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-14036), is hereby incorporated by reference from Exhibit 10.5.3 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10	.6.1	Amended Employment Agreement dated June 12, 2000, by and between Stilwell Financial Inc. and Landon H. Rowland is hereby incorporated by reference from Exhibit 10.6.1 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)*
10	.6.2	Amended and Restated Employment Agreement effective as of August 30, 2002, by and between Stilwell Financial Inc. and Landon H. Rowland*
10	.6.3	Amended Employment Agreement dated October 20, 2000, by and between Stilwell Financial Inc. and Joseph D. Monello, is hereby incorporated by reference from Exhibit 10.1 to Stilwell’s Form 10-Q for the quarter ended September 30, 2000 (File No. 001-15253)*
10	.6.4	Amended Employment Agreement dated June 12, 2000, by and between Stilwell Financial Inc. and Danny R. Carpenter, is hereby incorporated by reference from Exhibit 10.6.3 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)*
10	.6.5	Amended and Restated Employment Agreement effective as of August 30, 2002 by and between Stilwell Financial Inc. and Danny R. Carpenter*
10	.6.6	Amended Employment Agreement dated June 12, 2000 by and between Stilwell Financial Inc. and Anthony P. McCarthy, is hereby incorporated by reference from Exhibit 10.6.4 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)*
10	.7.1	Stock Purchase Agreement, dated April 13, 1984, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, William C. Mangus, Bernard E. Niedermeyer III, Michael Stolper and Jack R. Thompson, is hereby incorporated by reference from Exhibit 10.7.1 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)*
10	.7.2	Amendment to Stock Purchase Agreement, dated January 4, 1985, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Bernard E. Niedermeyer III, Michael Stolper and Jack R. Thompson, is hereby incorporated by reference from Exhibit 10.7.2 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)*
10	.7.3	Second Amendment to Stock Purchase Agreement, dated March 18, 1988, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper and Jack R. Thompson, is hereby incorporated by reference from Exhibit 10.7.3 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)*
10	.7.4	Third Amendment to Stock Purchase Agreement, dated February 5, 1990, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper and Jack R. Thompson, is hereby incorporated by reference from Exhibit 10.7.4 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)*
10	.7.5	Fourth Amendment to Stock Purchase Agreement, dated January 1, 1991, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper and Jack R. Thompson, is hereby incorporated by reference from Exhibit 10.7.5 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)*
10	.7.6	Assignment and Assumption Agreement and Fifth Amendment to Stock Purchase Agreement, dated November 19, 1999, by and among Kansas City Southern Industries, Inc., Stilwell Financial Inc., Thomas H. Bailey and Michael Stolper, is hereby incorporated by reference from Exhibit 10.7.6 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)*
10	.7.7	Sixth Amendment to Stock Purchase Agreement, dated November 8, 2001, by and among Stilwell Financial Inc. and Thomas H. Bailey, is hereby incorporated by reference from Exhibit 10.1 to Stilwell’s Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15253)*

10	.8.1	Stilwell Financial Inc. 1998 Long Term Incentive Stock Plan as Amended and Restated on August 11, 1999, is hereby incorporated by reference from Exhibit 10.8 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)*
10	.8.2	Stilwell Financial Inc. 1998 Long Term Incentive Plan, as Amended and Restated effective January 18, 2001, is hereby incorporated by reference from Exhibit 10.16 to Stilwell’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-15253)*
10	.8.3	Stilwell Financial Inc. 1998 Long Term Incentive Stock Plan, as Amended and Restated effective as of May 9, 2001, is hereby incorporated by reference from Exhibit 10.2 to Stilwell’s Form 10-Q for the quarterly period ended June 30, 2001 (File No. 001-15253)*
10	.8.4	Amendment No. 1 to Stilwell Financial Inc. 1998 Long Term Incentive Stock Plan, effective as of March 12, 2003*
10.9		Stilwell Executive Plan dated August 11, 1999, is hereby incorporated by reference from Exhibit 10.9 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)*
10.10		Stock Purchase Agreement, dated November 19, 1999, by and among Kansas City Southern Industries, Inc., Stilwell Financial Inc. and Janus Capital Corporation, is hereby incorporated by reference from Exhibit 10.10 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10	.11.1	Stilwell Financial Inc. Employee Stock Purchase Plan is hereby incorporated by reference from Exhibit 10.11 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)*
10	.11.2	Stilwell Financial Inc. Employee Stock Purchase Plan, as Amended and Restated Effective November 16, 2001, is hereby incorporated by reference from Exhibit 10.11.2 to Stilwell’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15253)*
10.12		Stilwell Financial Inc. Employee Stock Ownership Plan is hereby incorporated by reference from Exhibit 10.13 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)*
10	.13.1	Stilwell Financial Inc. 401(k) and Profit Sharing Plan is hereby incorporated by reference from Exhibit 10.14 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)*
10	.13.2	Stilwell Financial Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, as Amended and Restated effective November 1, 2001, is hereby incorporated by reference from Exhibit 10.3 to Stilwell’s Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15253)*
10	.13.3	Third Amendment to the Stilwell Financial Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, dated October 2, 2002, is hereby incorporated by reference from Exhibit 10.2 to Stilwell’s Form 10-Q for the quarterly period ended September 30, 2002 (File No. 001-15253)*
10	.13.4	Fourth Amendment to the Stilwell Financial Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective as of January 1, 2003.)*
10	.14.1	Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of December 7, 2000, among Stilwell Financial Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference from Exhibit 10.15 to Stilwell’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-15253)
10	.14.2	Waiver and First Amendment to Five-Year Competitive Advance and Revolving Credit Facility dated February 20, 2001, among Stilwell Financial Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference from Exhibit 10.1 to Stilwell’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-15253)

10	.14.3	Second Amendment to Five-Year Competitive Advance and Revolving Credit Facility dated April 20, 2001, among Stilwell Financial Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference from Exhibit 10.1 to Stilwell’s Form 10-Q for the quarterly period ended June 30, 2001 (File No. 001-15253)
10	.14.4	Third Amendment to Five-Year Competitive Advance and Revolving Credit Facility dated October 24, 2001, among Stilwell Financial Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference from Exhibit 10.2 to Stilwell’s Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15253)
10	.14.5	Consent, Waiver and Amendment dated October 23, 2002, among Stilwell Financial Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, with respect to the 364-Day Credit Agreement and the Five-Year Credit Agreement, is hereby incorporated by reference from Exhibit 10.1 to Stilwell’s Form 10-Q for the quarterly period ended September 30, 2002 (File No. 001-15253).
10.15		Employment Agreement dated June 12, 2000 by and between Stilwell Financial Inc. and Gwen E. Royle is hereby incorporated by reference from Exhibit 10.17 to Stilwell’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-15253)*
10.16		Amended and Restated Employment Agreement effective as of August 30, 2002, by and between Stilwell Financial Inc. and Gwen E. Royle*
10.17		Employment Agreement dated June 1, 2001 by and between Stilwell Financial Inc. and Daniel P. Connealy is hereby incorporated by reference from Exhibit 10.16 to Stilwell’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15253)*
10.18		Amended and Restated Employment Agreement effective as of August 30, 2002 by and between Stilwell Financial Inc. and Daniel P. Connealy*
10.19		Employment Agreement dated June 12, 2000 by and between Stilwell Financial Inc. and Douglas E. Nickerson, is hereby incorporated by reference from Exhibit 10.17 to Stilwell’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15253)*
10.20		Amended and Restated Employment Agreement effective as of August 30, 2002 by and between Stilwell Financial Inc. and Douglas E. Nickerson
10.21		Limited Liability Company Agreement of Janus Capital Management LLC, dated as of April 1, 2002, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Current Report on Form 8-K, dated June 7, 2002
10.22		Amended and Restated Limited Liability Company Agreement of Janus Capital Management LLC, dated as of March 13, 2002
10.23		Stilwell Financial Inc. Severance Plan and Summary Plan Description, effective August 21, 2002*
10.24		Retention Agreement between Stilwell Financial Inc and Danny R. Carpenter, dated December 18, 2002*
10.25		Retention Agreement between Stilwell Financial Inc and Dan P. Connealy, dated December 18, 2002*
10.26		Retention Agreement between Stilwell Financial Inc and Doug Nickerson, dated December 18, 2002*
10.27		Retention Agreement between Stilwell Financial Inc and Gwen E. Royle, dated December 18, 2002*
10.28		Change of Control Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of February 10, 2003*
10.29		Change of Control Agreement by and between Janus Capital Group Inc. and Loren M. Starr, dated as of February 10, 2003*
10.30		Change of Control Agreement by and between Janus Capital Group Inc. and Thomas A. Early, dated as of February 10, 2003*

10.31	Change of Control Agreement by and between Janus Capital Group Inc. and R. Timothy Hudner, dated as of February 10, 2003*
10.32	Change of Control Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of February 10, 2003*
10.33	Change of Control Agreement by and between Janus Capital Group Inc. and Lars O. Soderberg, dated as of February 10, 2003*
10.34	Employment Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of January 1, 2003*
10.35	Employment Agreement by and between Janus Capital Group Inc. and Loren M. Starr, dated as of January 1, 2003*
10.36	Employment Agreement by and between Janus Capital Group Inc. and Thomas A. Early, dated as of January 1, 2003*
10.37	Employment Agreement by and between Janus Capital Group Inc. and R. Timothy Hudner, dated as of January 1, 2003*
10.38	Employment Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of January 1, 2003*
10.39	Employment Agreement by and between Janus Capital Management LLC and Helen Y. Hayes, dated as of January 1, 1998
* Compensatory plan or agreement
(12) Statements Re Computation of Ratios
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1
(21) Subsidiaries of the Company
21.1	The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1
(23) Consents of Experts and Counsel
23.1	The Consent of Independent Accountants prepared pursuant to Item 601(b)(23) of Regulation S-K is attached to this Form 10-K as Exhibit 23.1
(99) Additional Exhibits
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	The consolidated financial statements and related notes, together with the Report of Independent Accountants, of DST Systems, Inc. (an approximate 33% owned affiliate of Janus accounted for under the equity method) for the years ended December 31, 2002, 2001 and 2000, which are included in the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 1-14036), are hereby incorporated by reference as Exhibit 99.3

(b)     Reports on Form 8-K

      On December 6, 2002, the Company furnished a Current Report on Form 8-K, dated December 6, 2002, under Item 9, that included a discussion of divestiture alternatives regarding its stake in DST Systems, Inc. and a statement that Janus expects to review all aspects of its business, including future equity grants, bonuses and existing employment agreements.

      On October 10, 2002, the Company filed a Current Report on Form 8-K, dated October 7, 2002, under Item 4, that provides the information required by Regulation S-K 229.304 related to the Company’s change in principal accountant, including a letter from PricewaterhouseCoopers LLP.

(c)     Exhibits

JANUS CAPITAL GROUP INC.

2002 FORM 10-K ANNUAL REPORT

INDEX TO EXHIBITS

			Regulation S-K
			Item 601 (b)
Exhibit No.		Document	Exhibit No.

10	.6.2	Amended and Restated Employment Agreement effective as of August 30, 2002 by and between Stilwell Financial Inc. and Landon H. Rowland	10
10	.6.5	Amended and Restated Employment Agreement effective as of August 30, 2002 by and between Stilwell Financial Inc. and Danny R. Carpenter	10
10	.8.4	Amendment No. 1 to Stilwell Financial Inc. 1998 Long Term Incentive Stock Plan, effective as of March 12, 2003	10
10	.13.4	Fourth Amendment to the Stilwell Financial Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective as of January 1, 2003*	10
10.16		Amended and Restated Employment Agreement effective as of August 30, 2002 by and between Stilwell Financial Inc. and Gwen E. Royle	10
10.18		Amended and Restated Employment Agreement effective as of August 30, 2002 by and between Stilwell Financial Inc. and Daniel P. Connealy	10
10.20		Amended and Restated Employment Agreement effective as of August 30, 2002 by and between Stilwell Financial Inc. and Douglas E. Nickerson	10
10.22		Amended and Restated Limited Liability Company Agreement of Janus Capital Management LLC, dated as of March 13, 2002	10
10.23		Stilwell Financial Inc. Severance Plan and Summary Plan Description, effective August 21, 2002	10
10.24		Retention Agreement between Stilwell Financial Inc and Danny R. Carpenter, dated December 18, 2002	10
10.25		Retention Agreement between Stilwell Financial Inc and Dan P. Connealy, dated December 18, 2002	10
10.26		Retention Agreement between Stilwell Financial Inc and Doug Nickerson, dated December 18, 2002	10
10.27		Retention Agreement between Stilwell Financial Inc and Gwen E. Royle, dated December 18, 2002	10
10.28		Change of Control Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of February 10, 2003	10
10.29		Change of Control Agreement by and between Janus Capital Group Inc. and Loren M. Starr, dated as of February 10, 2003	10
10.30		Change of Control Agreement by and between Janus Capital Group Inc. and Thomas A. Early, dated as of February 10, 2003	10
10.31		Change of Control Agreement by and between Janus Capital Group Inc. and R. Timothy Hudner, dated as of February 10, 2003	10
10.32		Change of Control Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of February 10, 2003	10
10.33		Change of Control Agreement by and between Janus Capital Group Inc. and Lars O. Soderberg, dated as of February 10, 2003	10
10.34		Employment Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of January 1, 2003	10
10.35		Employment Agreement by and between Janus Capital Group Inc. and Loren M. Starr, dated as of January 1, 2003	10

		Regulation S-K
		Item 601 (b)
Exhibit No.	Document	Exhibit No.

10.36	Employment Agreement by and between Janus Capital Group Inc. and Thomas A. Early, dated as of January 1, 2003	10
10.37	Employment Agreement by and between Janus Capital Group Inc. and R. Timothy Hudner, dated as of January 1, 2003	10
10.38	Employment Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of January 1, 2003	10
10.39	Employment Agreement by and between Janus Capital Management LLC and Helen Y. Hayes, dated as of January 1, 1998	10
12.1	Computation of Ratio of Earnings to Fixed Charges	12
21.1	Subsidiaries of the Company	21
23.1	Consent of Independent Accountants — Deloitte & Touche LLP	23
23.2	Consent of Independent Accountants — PricewaterhouseCoopers LLP	23
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99

(d)     Financial Statement Schedules — None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JANUS CAPITAL GROUP INC.

By:

Mark B. Whiston
Vice Chairman of the Board, President,
Chief Executive Officer and Director

March 26, 2003

      The officers and directors of Janus Capital Group Inc., whose signatures appear below, hereby constitute and appoint Thomas A. Early, Loren M. Starr and Curt R. Foust, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2002, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his own act and deed all that said attorneys shall do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2003.

Signature	Title

Mark B. Whiston	Vice Chairman of the Board, President, Chief Executive Officer and Director

Loren M. Starr	Vice President and Chief Financial Officer

Gregory A. Frost	Vice President and Controller (Principal Accounting Officer)

Signature	Title

P.F. Balser	Director

R.N. Burt	Director

G.A. Cox	Director

J.P. Craig, III	Director

H.Y. Hayes	Director

L.H. Rowland	Director

S.L. Scheid	Director

R. Skidelsky	Director

CERTIFICATION

I, Mark B. Whiston, certify that:

      1. I have reviewed this annual report on Form 10-K of Janus Capital Group Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

      4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

      6. The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Vice Chairman of the Board, President,
Chief Executive Officer and Director

Date: March 26, 2003

A signed original of this written statement required by Section 302 has been provided to Janus Capital Group Inc. and will be retained by Janus Capital Group Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION

I, Loren M. Starr, certify that:

      1. I have reviewed this annual report on Form 10-K of Janus Capital Group Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

      4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

      6. The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Vice President and Chief Financial Officer

Date: March 26, 2003

A signed original of this written statement required by Section 302 has been provided to Janus Capital Group Inc. and will be retained by Janus Capital Group Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

INDEX TO EXHIBITS

			Regulation S-K
			Item 601 (b)
Exhibit No.		Document	Exhibit No.

10	.6.2	Amended and Restated Employment Agreement effective as of August 30, 2002 by and between Stilwell Financial Inc. and Landon H. Rowland	10
10	.6.5	Amended and Restated Employment Agreement effective as of August 30, 2002 by and between Stilwell Financial Inc. and Danny R. Carpenter	10
10	.8.4	Amendment No. 1 to Stilwell Financial Inc. 1998 Long Term Incentive Stock Plan, effective as of March 12, 2003	10
10	.13.4	Fourth Amendment to the Stilwell Financial Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective as of January 1, 2003*	10
10.16		Amended and Restated Employment Agreement effective as of August 30, 2002 by and between Stilwell Financial Inc. and Gwen E. Royle	10
10.18		Amended and Restated Employment Agreement effective as of August 30, 2002 by and between Stilwell Financial Inc. and Daniel P. Connealy	10
10.20		Amended and Restated Employment Agreement effective as of August 30, 2002 by and between Stilwell Financial Inc. and Douglas E. Nickerson	10
10.22		Amended and Restated Limited Liability Company Agreement of Janus Capital Management LLC, dated as of March 13, 2002	10
10.23		Stilwell Financial Inc. Severance Plan and Summary Plan Description, effective August 21, 2002	10
10.24		Retention Agreement between Stilwell Financial Inc and Danny R. Carpenter, dated December 18, 2002	10
10.25		Retention Agreement between Stilwell Financial Inc and Dan P. Connealy, dated December 18, 2002	10
10.26		Retention Agreement between Stilwell Financial Inc and Doug Nickerson, dated December 18, 2002	10
10.27		Retention Agreement between Stilwell Financial Inc and Gwen E. Royle, dated December 18, 2002	10
10.28		Change of Control Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of February 10, 2003	10
10.29		Change of Control Agreement by and between Janus Capital Group Inc. and Loren M. Starr, dated as of February 10, 2003	10
10.30		Change of Control Agreement by and between Janus Capital Group Inc. and Thomas A. Early, dated as of February 10, 2003	10
10.31		Change of Control Agreement by and between Janus Capital Group Inc. and R. Timothy Hudner, dated as of February 10, 2003	10
10.32		Change of Control Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of February 10, 2003	10
10.33		Change of Control Agreement by and between Janus Capital Group Inc. and Lars O. Soderberg, dated as of February 10, 2003	10
10.34		Employment Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of January 1, 2003	10
10.35		Employment Agreement by and between Janus Capital Group Inc. and Loren M. Starr, dated as of January 1, 2003	10
10.36		Employment Agreement by and between Janus Capital Group Inc. and Thomas A. Early, dated as of January 1, 2003	10
10.37		Employment Agreement by and between Janus Capital Group Inc. and R. Timothy Hudner, dated as of January 1, 2003	10
10.38		Employment Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of January 1, 2003	10

		Regulation S-K
		Item 601 (b)
Exhibit No.	Document	Exhibit No.

10.39	Employment Agreement by and between Janus Capital Management LLC and Helen Y. Hayes, dated as of January 1, 1998	10
12.1	Computation of Ratio of Earnings to Fixed Charges	12
21.1	Subsidiaries of the Company	21
23.1	Consent of Independent Accountants — Deloitte & Touche LLP	23
23.2	Consent of Independent Accountants — PricewaterhouseCoopers LLP	23
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99