Form 10-Q
period 2003-03-31
JANUS CAPITAL GROUP INC
filed 2003-05-15
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission File Number 001-15253

(Exact name of registrant as specified in its charter)

Delaware	43-1804048

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fillmore Street, Denver, Colorado	80206

(Address of principal executive offices)	(Zip Code)

(303) 333-3863

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 24, 2003, there were 239,288,696 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS CAPITAL GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	March 31,	December 31,
ASSETS	2003	2002

Current assets:
Cash and cash equivalents	$143.3	$160.6
Accounts receivable	110.8	101.3
Investments in advised funds	63.4	25.1
Other current assets	50.3	58.6

Total current assets	367.8	345.6
Investments and other assets	495.4	517.5
Property and equipment (net of accumulated depreciation of $141.3 and $130.4, respectively)	64.7	71.5
Intangibles, net	1,328.1	1,265.7
Goodwill	1,131.2	1,121.4

Total assets	$3,387.2	$3,321.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8.5	$12.7
Accrued compensation and benefits	24.6	42.3
Income taxes payable	19.7	5.2
Other accrued liabilities	130.1	124.6

Total current liabilities	182.9	184.8
Other liabilities:
Long-term debt	855.1	856.0
Deferred income taxes	717.2	729.1
Other liabilities	38.2	40.3

Total liabilities	1,793.4	1,810.2

Commitments and contingencies
Minority interest in consolidated subsidiaries	1.1	3.5

STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	2.4	2.2
Additional paid-in capital	287.9	—
Retained earnings	1,541.1	1,469.5
Unamortized restricted stock compensation	(257.8)	—
Accumulated other comprehensive income	19.1	36.3

Total stockholders’ equity	1,592.7	1,508.0

Total liabilities and stockholders’ equity	$3,387.2	$3,321.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Millions, Except Per Share Data)

	Three months ended March 31,

	2003	2002

Revenues:
Investment management fees	$185.4	$270.5
Shareowner servicing fees and other	50.1	57.8

Total	235.5	328.3

Operating Expenses:
Employee compensation and benefits	60.7	69.5
Restricted stock compensation	21.5	9.7
Marketing and distribution	41.1	61.5
Depreciation and amortization	18.3	17.8
General, administrative and occupancy	30.9	31.8

Total	172.5	190.3

Operating Income	63.0	138.0
Equity in earnings of unconsolidated affiliates	17.1	19.4
Interest expense	(16.2)	(13.4)
Other, net	3.0	3.0

Income before taxes and minority interest	66.9	147.0
Income tax provision	27.5	49.2
Minority interest in consolidated earnings	0.8	0.6

Net Income	$38.6	$97.2

Earnings per Share
Basic	$0.17	$0.44
Diluted	$0.17	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Three months ended March 31,

	2003	2002

CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$38.6	$97.2
Adjustments to net income:
Depreciation and amortization	18.3	17.8
Deferred income taxes	2.3	1.4
Minority interest in consolidated earnings	0.8	0.6
Undistributed earnings of unconsolidated affiliates	(17.1)	(19.4)
Amortization of restricted stock compensation	18.4	6.4
Payment of deferred commissions	(6.7)	(4.1)
Other, net	0.5	1.6
Changes in working capital items:
Accounts receivable	(9.5)	(5.9)
Other current assets	6.1	27.9
Accounts payable and accrued compensation payable	(23.3)	(33.3)
Other accrued liabilities	11.1	40.1

Net operating	39.5	130.3

Investing Activities:
Purchase of property and equipment	(2.1)	(3.7)
Investments in subsidiaries and acquisitions	(12.7)	(44.5)
Proceeds from disposal of investments	8.1	—
Sale of investments in advised funds	—	7.7
Purchase of investments in advised funds	(39.9)	(5.0)
Other, net	—	0.5

Net investing	(46.6)	(45.0)

Financing Activities:
Proceeds from stock plans	0.8	2.4
Repurchase of common stock	(6.4)	—
Distributions to minority interest	(4.6)	(23.5)
Other, net	—	(6.0)

Net financing	(10.2)	(27.1)

Cash and Cash Equivalents:
Net increase (decrease)	(17.3)	58.2
At beginning of period	160.6	236.7

At end of period	$143.3	$294.9

Supplemental cash flow information
Cash paid for interest	$3.1	$0.1
Cash paid for income taxes	$1.3	$1.4

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in Millions)

					Unamortized	Accumulated
			Additional		Restricted	Other	Total
		Common	Paid-in	Retained	Stock	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Compensation	Income	Equity

Balance at December 31, 2001	222.1	$2.2	$—	$1,285.3	$—	$75.8	$1,363.3
Comprehensive income:
Net income				84.7			84.7
Net unrealized loss on investments						(46.8)	(46.8)
Reclassification for losses included in net income						1.5	1.5
Foreign currency translation adjustment						5.8	5.8

Comprehensive income							45.2
Stock option and benefit plans	0.4			5.8			5.8
Change of interest in subsidiaries				102.7			102.7
Common stock dividends ($0.04 per share)	—	—	—	(9.0)	—	—	(9.0)

Balance at December 31, 2002	222.5	$2.2	$—	$1,469.5	$—	$36.3	$1,508.0
Comprehensive income:
Net income				38.6			38.6
Net unrealized loss on investments						(18.3)	(18.3)
Reclassification for losses included in net income						0.4	0.4
Foreign currency translation adjustment						0.7	0.7

Comprehensive income							21.4
Stock option and benefit plans	0.2		0.8				0.8
Common stock repurchased	(0.6)		(6.4)				(6.4)
Conversion of Berger Financial Group LLC shares to Janus common stock	1.6		10.1				10.1
Conversion of Janus Capital Management LLC shares to Janus common stock	15.6	0.2	269.9	33.0	(261.5)		41.6
Amortization of restricted stock awards					3.7		3.7
Change of interest in subsidiaries	—	—	13.5	—	—	—	13.5

Balance at March 31, 2003	239.3	$2.4	$287.9	$1,541.1	$(257.8)	$19.1	$1,592.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (the “Company” or “Janus”) management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The accompanying consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 — Recent Accounting Pronouncements

The adoption of Financial Accounting Standard Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” in the first quarter 2003 did not have an impact on Janus’ results of operations, financial position or cash flows.

Note 3 — Earnings Per Share

The effect of stock options and shares under the Employee Stock Purchase Plan (“ESPP”) represent the differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The adjustment to the numerator of the Company’s diluted earnings per share computation includes potentially dilutive securities at subsidiaries and affiliates. The following is a summary of the earnings per share calculation (in millions, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net income	$38.6	$97.2
Dilutive securities at subsidiaries and affiliates	—	(2.2)

Net income for dilutive computation	$38.6	$95.0

Weighted average common shares outstanding	223.8	222.3
Incremental shares from assumed conversion of stock options and ESPP shares	1.0	2.3

Weighted average diluted common shares outstanding	224.8	224.6

Basic earnings per share	$0.17	$0.44

Diluted earnings per share	$0.17	$0.42

For the three month periods ended March 31, 2003 and 2002, the weighted average number of options to purchase 5.0 million and 2.9 million shares of Janus common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares. The diluted earnings per share computations for the three months ended March 31, 2003 and 2002 exclude 1.9 million and 16.0 million shares of common stock, respectively, reserved for issuance upon conversion of the zero-coupon convertible notes due 2031, because the conversion would be antidilutive.

At March 31, 2003, Janus had approximately 10.8 million unvested restricted stock awards that were issued and outstanding. These shares are not included in the weighted average outstanding shares as they would be antidilutive under the treasury stock method.

Note 4 — Investment in DST Systems, Inc.

Janus accounts for its investment in DST Systems, Inc. (“DST”) using the equity method of accounting. The Company’s investment in DST, together with certain condensed DST financial information, is summarized as follows (in millions):

	March 31,	December 31,
	2003	2002

Percentage ownership	33.4%	33.2%
Carrying value	$460.5	$472.0
Equity in DST net assets	$460.5	$472.0
Fair market value *	$1,080.5	$1,412.2
Financial condition:
Current assets	$633.0	$665.1
Non-current assets	2,000.5	2,079.1

Total assets	$2,633.5	$2,744.2

Current liabilities	$487.8	$546.5
Non-current liabilities	768.4	775.7
Stockholders’ equity	1,377.3	1,422.0

Total liabilities and stockholders’ equity	$2,633.5	$2,744.2

	Three Months
	Ended March 31,

	2003	2002

Operating results:
Revenues	$619.8	$620.9
Costs and expenses	$542.4	$539.6
Net income	$51.4	$58.8

*     Based on DST’s closing price on the New York Stock Exchange.

Note 5 — Acquisitions

Berger Financial Group LLC (“Berger”) Minority. In February 2003, Janus purchased 100% of the outstanding Berger minority LLC interests. The purchase was executed with a combination of cash and Janus common stock. The terms of the purchase have not been presented as they are immaterial to the consolidated financial statements of Janus.

Janus Capital Management LLC (“JCM”) Awards. On March 12, 2003, JCM became a wholly owned subsidiary of Janus through the conversion of all outstanding employee-held shares of JCM into shares of Janus common stock.

The conversion was completed to simplify Janus’ corporate structure and more closely align interests of the Janus employees with those of shareholders.

A special committee of independent members of Janus’ Board of Directors approved a conversion ratio of 20.1 shares of Janus common stock for each JCM share. The conversion ratio was based on the fair market value of each equity instrument at the date of conversion. The conversion resulted in the issuance of approximately 15.6 million shares of Janus common stock, of which 3.7 million were vested at the date of conversion and an additional 1.8 million shares vested on March 31, 2003. The conversion did not modify any of the existing terms of the stock awards.

The acquisition of Berger shares and the conversion of vested JCM shares resulted in additional goodwill and intangibles of $64.0 million. Janus is in the process of finalizing the purchase price allocation for the Berger and JCM share acquisitions.

Note 6 — Goodwill and Intangible Assets

The following is a summary of changes in goodwill (in millions):

	Three Month Period Ended March 31,

	2003	2002

Balance at beginning of period	$1,121.4	$1,036.2
Goodwill acquired during the period	4.3	23.9
DST change of ownership interest	5.5	(2.0)

Balance at end of period	$1,131.2	$1,058.1

Janus accounts for its investment in DST using the equity method of accounting. Under this method, DST issuances or repurchases of its own common stock will result in Janus recording a change of ownership interest adjustment to goodwill.

The following is a summary of identified intangible assets (in millions):

	March 31,	December 31,
	2003	2002

Non-amortized intangible assets
Mutual fund advisory contracts	$963.5	$917.6
Brand name and trademark	270.5	261.2
Amortized intangible assets
Client relationships	101.5	92.6
Accumulated amortization	(7.4)	(5.7)

Net intangible assets	$1,328.1	$1,265.7

Client relationships are amortized over their estimated lives of 7 to 25 years using the straight-line method. The weighted average amortization period for client relationships at March 31, 2003 was 16.0 years and at December 31, 2002 was 16.2 years. Amortization expense is expected to be $7.5 million per year over the next five years.

Note 7 — Restructuring Accrual

Janus completed several restructurings during 2002 and 2001 which involved the reduction of staff and the closure of facilities. The following table summarizes the accrued restructuring liability (included in other liabilities in the consolidated balance sheet) and the activity related to those charges (in millions):

	December 31,			March 31,
	2002	Additions	Reductions	2003

Severance	$28.1	$—	$(20.2)	$7.9
Lease and related costs	17.4	—	(2.8)	14.6

Total	45.5	$—	$(23.0)	22.5

Less: current portion	34.7			12.4

Long-term portion	$10.8			$10.1

Note 8 — Stock Options

Janus accounts for stock options and ESPP rights granted to employees and non-employee directors using the intrinsic value method. No stock-based employee compensation cost is reflected in net income for the value of stock options and ESPP grants, as all such instruments had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Janus had applied the fair value method of accounting to stock options and ESPP rights (in millions, except per share data):

	Three months ended March 31,

	2003	2002

Net income, as reported	$38.6	$97.2
Deduct: Total stock-based employee compensation expense as determined under the fair value based method for all awards, net of related tax effect	(1.9)	(1.8)

Pro forma net income	$36.7	$95.4

Earnings per basic share:
As reported	$0.17	$0.44
Pro forma	$0.16	$0.43
Earnings per diluted share:
As reported	$0.17	$0.42
Pro forma	$0.16	$0.41

Note 9 — Segment Information

For purposes of segment reporting, Janus has two segments: Investment Management, representing businesses that derive the majority of their revenues and income from providing investment management services under investment advisory agreements, and DST, composed of the Company’s equity investment in DST. Prior to January 1, 2003, the DST segment also included holding company activities and other immaterial operations. On January 1, 2003, Janus completed a corporate reorganization that resulted in the transfer of management responsibilities from its former parent company, Stilwell Financial Inc., to Janus. As Janus is now both the operating company and the manager of the overall business, its segment reporting has been revised. The Investment Management segment now includes investment advisory services, corporate-level activities and other insignificant operations. Prior year amounts have been reclassified to conform to the new presentation.

The following is a summary of financial information concerning the segments (in millions):

	Investment
	Management	DST	Total

Three Months Ended March 31, 2003
Revenues	$238.5	$—	$238.5
Equity earnings	$—	$17.1	$17.1
Net income	$28.0	$10.6	$38.6
Goodwill at March 31, 2003	$1,035.3	$118.3	$1,153.6
Three Months Ended March 31, 2002
Revenues	$331.3	$—	$331.3
Equity earnings	$—	$19.4	$19.4
Net income	$79.3	$17.9	$97.2
Goodwill at March 31, 2002	$965.6	$92.5	$1,058.1

Note 10 — Subsequent Events

In April 2003, Janus exercised its call option to purchase an additional 27.4% of Enhanced Investment Technologies, LLC (INTECH) on or about June 2, 2003 from the principals of INTECH. The call option is accounted for as a financing arrangement, and the consolidated financial statements for the quarter ended March 31, 2003 include INTECH as a 78% majority owned subsidiary.

In May 2003, Janus’ Board of Directors declared an annual dividend of $0.04 per share payable July 31, 2003 to stockholders of record on July 15, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts, are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” and similar expressions or variations, and are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1, Business, under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002. Janus cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

General

Janus’ principal business is to provide investment advisory, distribution and administrative services to individual and institutional investors, primarily through mutual funds in both domestic and international markets. Revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets and in the composition of assets under management impact revenues and operating results. Assets under management are affected by new money investments or redemptions and by market appreciation or depreciation. Factors that impact the level of net fund sales or redemptions include relative fund performance, marketing efforts, and introduction and market reception of new products. Market appreciation and depreciation reflect fluctuations in investment values.

Janus’ significant subsidiaries and equity investment at March 31, 2003, include:

•	Janus Capital Management LLC (“JCM”) (wholly owned subsidiary). JCM’s investment management contracts include the Janus Investment Fund, the Janus Aspen Series, the Janus Adviser Series, the Janus World Funds Plc, and subadvised and private accounts.

•	Bay Isle Financial LLC (“Bay Isle”) (wholly owned subsidiary). Bay Isle is an investment manager of primarily institutional accounts through a value style approach.

•	Enhanced Investment Technologies, LLC (“INTECH”) (approximately 78% owned subsidiary). INTECH provides investment management services using a proprietary mathematical investment process for institutional and private clients.

•	DST Systems, Inc (“DST”) (approximately 33% ownership, accounted for under the equity method). DST offers information processing and software services and products through three operating segments: financial services, output solutions and customer management. Additionally, DST holds certain investments in equity securities, financial interests and real estate holdings.

Significant Developments and Transactions

JCM Restricted Stock Awards. On March 12, 2003, JCM became a wholly owned subsidiary through the conversion of all outstanding employee-held shares of JCM into shares of Janus common stock. The conversion was completed to simplify Janus’ corporate structure and more closely align interests of employees with those of shareholders.

A special committee of independent members of Janus’ Board of Directors approved a conversion ratio of 20.1 shares of Janus common stock for each JCM share. The conversion ratio was based on the fair market value of each equity instrument at the date of conversion. The conversion resulted in the issuance of approximately 15.6 million shares of Janus common stock, of which 3.7 million were vested at the time of conversion and an additional 1.8 million shares vested on March 31, 2003. The conversion did not modify any of the terms of the awards.

Berger Financial Group LLC (“Berger”) Minority. In February 2003, Janus purchased 100% of the outstanding Berger minority LLC interests. The purchase was executed with a combination of cash and Janus common stock.

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

Recent Accounting Pronouncements

The adoption of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” in the first quarter 2003 did not have an impact on Janus’ results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003, Compared with the Three Months Ended March 31, 2002

Net Income. Janus had net income of $38.6 million, or $0.17 per diluted share, in the first quarter of 2003 compared to $97.2 million, or $0.42 per diluted share, in the first quarter of 2002. The decrease in earnings was attributable to lower assets under management, primarily caused by the decline in the equity markets.

Assets Under Management/Revenue. Assets under management totaled $132.7 billion at March 31, 2003, a 4.1% decline from assets of $138.4 billion at December 31, 2002. Assets under management in the first quarter of 2003 were negatively impacted by $3.0 billion of market depreciation. In addition to market declines, Janus also experienced $2.7 billion of net outflows during the quarter, resulting from net outflows of $2.8 billion and $0.7 billion in the growth equity and money market disciplines, respectively, offset by net inflows of $0.8 billion in Janus’ other investment disciplines.

Assets under management were as follows (in billions):

	March 31,		March 31,
	2003		2002

Growth Equity	$75.6	57.0%	$131.5	69.2%
Mathematical / Quantitative	8.1	6.1%	6.0	3.2%
Fixed Income	7.8	5.9%	5.1	2.7%
Core / Blend	18.3	13.8%	22.9	12.1%
Value	6.0	4.5%	7.6	4.0%
Money Market	16.9	12.7%	16.8	8.8%

Total	$132.7	100.0%	$189.9	100.0%

Investment management and shareowner servicing fees decreased 28% to $235.5 million from $328.3 million in the first quarter of 2002, primarily reflecting the decline in average assets under management and changes in product mix from equity funds to lower fee fixed income and money market funds. Average assets under management in the first quarter of 2003 declined 26.9% to $136.4 billion from $186.5 billion in the first quarter of 2002. Investment management and shareowner servicing fees are generally based upon a percentage of the market value of assets under management and are calculated under contractual agreements with the Company’s mutual funds, subadvised relationships and separate accounts.

Expenses. Employee compensation and benefits decreased $8.8 million, or 13%, reflecting lower headcount combined with lower incentive compensation earned by portfolio management and sales professionals. The decline is partially offset by approximately $4.0 million of retention bonuses and severance charges incurred in the first quarter of 2003. The retention bonuses were paid to certain Stilwell Financial Inc. and Berger Financial Group LLC employees for successfully transitioning responsibilities to Janus management, while the severance costs related to employee reductions at JCM. Janus expects to incur the final retention expenditures in the second quarter of 2003.

Restricted stock compensation increased $11.8 million to $21.5 million, reflecting the impact of the equity grants made to JCM employees in April 2002. The conversion of JCM equity to Janus common stock in the first quarter of 2003 did not impact the recognition of stock compensation expense.

Marketing and distribution expense declined $20.4 million, or 33%, due primarily to decreased average assets under management distributed through the third-party or advisor-assisted segment, combined with lower overall marketing and promotion expenditures as a result of reduced spending on Janus retail products in television, print and other media advertising.

General, administrative and occupancy expenses declined due to a reduction in average employees and facility closures in 2002, offset by an increase in corporate insurance premiums of approximately $2.0 million.

Although the average outstanding debt balances decreased quarter over quarter, interest expense increased $2.8 million due to Convertible Notes (issued in April 2001) being partially replaced during 2002 by two issuances of Senior Notes bearing higher interest rates.

The provision for income taxes as a percentage of income before taxes and minority interest increased to 41.1% from 33.5% largely due to the method of recording taxes associated with Janus’ investment in DST and the JCM equity grants made in April 2002. When the Reorganization was announced in the third quarter of 2002, management indicated that it expected to evaluate strategic alternatives for its investment in DST, including transactions that would be taxable at the full federal and applicable state income tax rates. Subsequent to the Reorganization announcement, the Company began providing for taxes on Janus’ share of DST earnings at full statutory rates. Previous to the third quarter of 2002, the Company had provided deferred income taxes on the unremitted earnings of DST net of the 80% dividends received deduction provided for under current tax law.

Also contributing to the higher effective tax rate is the impact of the JCM share grants made in April 2002. Since the JCM shares represented profits interests, which are considered to have no value for tax purposes, a tax deduction was not available to the Company with respect to this compensation expense. On March 12, 2003, Janus converted all outstanding employee-held shares of JCM into shares of Janus common stock, and now receives a tax deduction based on the fair market value of the awards on each annual vesting date. Due to the decline in the value of the awards since their grant date, a portion of the compensation expense in the first quarter of 2003, which is based on the value of the stock grant at the date of grant, was not deductible.

DST Systems, Inc. Janus’ equity earnings from DST decreased to $17.1 million from $19.4 million caused by declines in DST’s operating income, other income and earnings from unconsolidated affiliates. The decline in DST’s operating income was caused by lower volumes in mutual fund brokerage and telecommunications, and certain changes in product mix. Other income declined $3.9 million due to the recognition of a gain on the sale of securities in first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data for the three month periods ended March 31, 2003 and 2002, is as follows (in millions):

	2003	2002
Cash flows provided by (used for):
Operating activities	$39.5	$130.3
Investing activities	(46.6)	(45.0)
Financing activities	(10.2)	(27.1)

Net increase (decrease) in cash and cash equivalents	(17.3)	58.2
Balance beginning of period	160.6	236.7

Balance end of period	$143.3	$294.9

Three Months Ended March 31, 2003, Compared with the Three Months Ended March 31, 2002

Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital expenditures. Janus generated $39.5 million of cash flows from operations in the first quarter of 2003 compared to $130.3 million in the comparable 2002 quarter, a decline of $90.8 million. The decline is attributable to lower net income in 2003 and a decrease in cash provided from changes in working capital items, partially due to the payment of $23.0 million of previously accrued restructuring and severance payments related to the Reorganization. Working capital items can vary from quarter to quarter based on the timing of operating payments.

Net cash expended in investing activities of $46.6 million in the first quarter of 2003 related primarily to investments in advised funds and the acquisition of the Berger minority interest. In 2002, the primary use of cash for investing activities related to the acquisition of INTECH.

Cash used in financing activities in the first quarter 2003 totaled $10.2 million compared with $27.1 million in the first quarter of 2002. The decline is primarily due to lower distributions to minority owners from a reduction in subsidiary earnings.

Future Capital Requirements

Short-Term Capital Requirements. Janus believes cash from operations in 2003 should be sufficient to satisfy its operating and capital requirements for 2003. Significant uses of cash in 2003 include:

•	the exercise of the call agreement with regard to INTECH;

•	the acquisition of a 30% stake in Perkins, Wolf, McDonnell and Company;

•	interest payments on outstanding debt;

•	the final restructuring and severance payments; and

•	a declared dividend payment of $0.04 per share.

JANUS TRENDS AND OUTLOOK

Janus’ earnings and cash flows are heavily dependent on prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equity markets, can have a material impact on Janus’ results of operations, financial condition and cash flows.

Additionally, Janus’ results are impacted by the relative performance of Janus’ products, and their risk characteristics, introduction and market reception of new products and the closing of existing funds to new investors, as well as other factors, including increases in the rate of return of alternative investment products, increasing competition as the number of mutual funds and alternative investments continues to grow, changes in marketing and distribution channels, and the ability to retain portfolio management professionals.

Average assets under management fluctuate based on fund flows and changes in the market value of funds and accounts managed by JCM, INTECH and Bay Isle. Accordingly, revenues and net income for 2003 may be lower than the comparable 2002 periods to the extent that the markets continue to be unfavorable to equity growth investors and result in declines in average assets under management.

Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

10.8.5	First Amendment to the Stilwell Financial Inc. 1998 Long Term Incentive Stock Plan (As Amended and Restated Effective as of May 1, 2001), is hereby incorporated by reference from Appendix C to Janus’ 2003 Proxy Statement on Schedule 14A (File No. 001-15253)
10.13.4	Fourth Amendment to the Stilwell Financial Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective as of January 1, 2003, is hereby incorporated by reference from Exhibit 10.13.4 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.14.6	Sixth Amendment dated as of March 28, 2003, among Janus Capital Group Inc. and Citibank, N.A. as administrative agent for the lenders named therein, with respect to the Five-Year Credit Agreement
10.28	Change of Control Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.28 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.29	Change of Control Agreement by and between Janus Capital Group Inc. and Loren M. Starr, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.29 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.30	Change of Control Agreement by and between Janus Capital Group Inc. and Thomas A. Early, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.30 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.31	Change of Control Agreement by and between Janus Capital Group Inc. and R. Timothy Hudner, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.31 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.32	Change of Control Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.32 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.33	Change of Control Agreement by and between Janus Capital Group Inc. and Lars O. Soderberg, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.33 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.34	Employment Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of March 26, 2003, is hereby incorporated by reference from Exhibit 10.34 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)

10.35	Employment Agreement by and between Janus Capital Group Inc. and Loren M. Starr, dated as of March 26, 2003, is hereby incorporated by reference from Exhibit 10.35 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.36	Employment Agreement by and between Janus Capital Group Inc. and Thomas A. Early, dated as of March 26, 2003, is hereby incorporated by reference from Exhibit 10.36 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.37	Employment Agreement by and between Janus Capital Group Inc. and R. Timothy Hudner, dated as of March 26, 2003, is hereby incorporated by reference from Exhibit 10.37 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.38	Employment Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of March 26, 2003, is hereby incorporated by reference from Exhibit 10.38 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.40	Janus Capital Group Inc., Management Incentive Compensation Plan, effective January 1, 2003, is hereby incorporated by reference from Appendix B to Janus’ 2003 Proxy Statement on Schedule 14A (File No. 001-15253)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On January 31, 2003, the Company furnished a Current Report on Form 8-K regarding a news release issued by Janus Capital Group Inc., dated January 30, 2003, reporting Janus’ fourth quarter and year-end 2002 earnings.

On March 5, 2003, the Company furnished a Current Report on Form 8-K, regarding a news release issued by Janus Capital Group Inc., reporting that Janus adjusted its diluted earnings per share calculation for 2002.

On March 14, 2003, the Company furnished a Current Report on Form 8-K, regarding a news release issued by Janus Capital Group Inc., reporting that Janus has converted all employee owned shares of its subsidiary, Janus Capital Management LLC, into shares of Janus stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003

Janus Capital Group Inc.

/s/ Mark B. Whiston Mark B. Whiston, Vice Chairman of the Board, President, Chief Executive Officer and Director

/s/ Loren M. Starr Loren M. Starr, Vice President and Chief Financial Officer

/s/ Gregory A. Frost

Gregory A. Frost, Vice President and Controller (Principal Accounting Officer)

CERTIFICATION

I, Mark B. Whiston, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Janus Capital Group Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Mark B. Whiston Mark B. Whiston Vice Chairman of the Board, President, Chief Executive Officer and Director

A signed original of this written statement required by Section 302 has been provided to Janus Capital Group Inc. and will be retained by Janus Capital Group Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION

I, Loren M. Starr, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Janus Capital Group Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Loren M. Starr Loren M. Starr Vice President and Chief Financial Officer

A signed original of this written statement required by Section 302 has been provided to Janus Capital Group Inc. and will be retained by Janus Capital Group Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

JANUS CAPITAL GROUP INC.
INDEX TO EXHIBITS

		Regulation S-K Item 601 (b)
Exhibit No.	Document	Exhibit No.

10.14.6	Sixth Amendment dated as of March 28, 2003, among Janus Capital Group Inc. and Citibank, N.A., as administrative agent for the lenders named therein, with respect to the Five-Year Credit Agreement	10
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	9
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	9