Form 10-Q
period 2003-06-30
JANUS CAPITAL GROUP INC
filed 2003-08-12
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from              to

Commission File Number 001-15253

JANUS CAPITAL GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1804048 (I.R.S. Employer Identification No.)

100 Fillmore Street, Denver, Colorado (Address of principal executive offices)	80206 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2003, there were 239,271,115 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-10.1 Employment Agreement - Girard Miller
EX-10.2 Change of Control Agreement
EX-10.3 Employment Agreement - Lars O. Soderberg
EX-31.1 Certification of Mark. B. Whiston
EX-31.2 Certification of Loren M. Starr
EX-32.1 Certification of Mark. B. Whiston
EX-32.2 Certification of Loren M. Starr

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$63.0	$160.6
Accounts receivable	116.5	101.3
Income taxes receivable	6.4	—
Investments in advised funds	65.5	25.1
Other current assets	44.0	58.6

Total current assets	295.4	345.6
Investments and other assets	570.9	517.5
Property and equipment (net of accumulated depreciation of $145.5 and $130.4, respectively)	57.1	71.5
Intangibles, net	1,326.3	1,265.7
Goodwill	1,167.8	1,121.4

Total assets	$3,417.5	$3,321.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5.9	$12.7
Accrued compensation and benefits	30.5	42.3
Current portion of long-term debt	83.3	—
Income taxes payable	—	5.2
Other accrued liabilities	75.4	124.6

Total current liabilities	195.1	184.8
Other liabilities:
Long-term debt	771.0	856.0
Deferred income taxes	724.4	729.1
Other liabilities	38.7	40.3

Total liabilities	1,729.2	1,810.2

Commitments and contingencies
Minority interest in consolidated subsidiaries	2.3	3.5

STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	2.4	2.2
Additional paid-in capital	273.4	—
Retained earnings	1,579.1	1,469.5
Unamortized restricted stock compensation	(224.4)	—
Accumulated other comprehensive income	55.5	36.3

Total stockholders’ equity	1,686.0	1,508.0

Total liabilities and stockholders’ equity	$3,417.5	$3,321.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended			Six Months
	June 30,			Ended June 30,

	2003	2002		2003	2002
Revenues:
Investment management fees	$199.1	$256.7		$384.5	$527.2
Shareowner servicing fees and other	51.5	53.7		101.6	111.5

Total	250.6	310.4		486.1	638.7

Operating Expenses:
Employee compensation and benefits	62.5	68.1		123.2	137.6
Restricted stock compensation	20.5	19.1		42.0	28.8
Marketing and distribution	42.9	62.1		84.0	123.6
Depreciation and amortization	17.1	17.7		35.4	35.5
General, administrative and occupancy	30.6	35.4		61.5	67.2

Total	173.6	202.4		346.1	392.7

Operating Income	77.0	108.0		140.0	246.0
Equity in earnings of unconsolidated affiliates	18.7	17.7		35.8	37.1
Interest expense	(14.6)	(13.4)		(30.8)	(26.8)
Other, net	(1.9)	2.6		1.1	5.6

Income before taxes and minority interest	79.2	114.9		146.1	261.9
Income tax provision	30.9	40.7		58.4	89.9
Minority interest in consolidated earnings	0.8	0.5		1.6	1.1

Net Income	$47.5	$73.7		$86.1	$170.9

Earnings per Share
Basic	$0.21	$0.33		$0.38	$0.77
Diluted	$0.21	$0.33	*	$0.38	$0.76	*

*As adjusted, see Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$86.1	$170.9
Adjustments to net income:
Depreciation and amortization	35.4	35.5
Deferred income taxes	(3.3)	(6.6)
Minority interest in consolidated earnings	1.6	1.1
Undistributed earnings of unconsolidated affiliates	(35.8)	(37.1)
Amortization of restricted stock compensation	34.7	19.3
Payment of deferred commissions	(20.5)	(17.3)
Other, net	6.6	9.4
Changes in working capital items:
Accounts receivable	(14.4)	10.5
Other current assets	18.8	23.9
Accounts payable and accrued compensation payable	(24.7)	(41.7)
Other accrued liabilities	(26.1)	(20.4)

Net operating	58.4	147.5

Investing Activities:
Purchase of property and equipment	(5.1)	(10.0)
Investments in subsidiaries and acquisitions	(108.6)	(50.4)
Sale of investments	8.4	59.3
Purchase of investments	(1.2)	(99.7)
Sale of investments in advised funds	18.1	12.6
Purchase of investments in advised funds	(51.3)	(6.9)
Other, net	—	0.1

Net investing	(139.7)	(95.0)

Financing Activities:
Proceeds from issuance of long-term debt	—	428.1
Repayment of long-term debt	—	(614.5)
Debt issue costs	—	(5.3)
Proceeds from stock plans	5.1	3.0
Repurchase of common stock	(6.4)	—
Distributions to minority interest	(15.8)	(23.6)
Dividends paid to shareholders	—	(2.2)
Other, net	0.8	(5.2)

Net financing	(16.3)	(219.7)

Cash and Cash Equivalents:
Net decrease	(97.6)	(167.2)
At beginning of period	160.6	236.7

At end of period	$63.0	$69.5

Supplemental cash flow information
Cash paid for interest	$29.6	$13.5
Cash paid for income taxes	$48.4	$95.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in Millions)

					Unamortized	Accumulated
			Additional		Restricted	Other	Total
		Common	Paid-in	Retained	Stock	Comprehensive	Stockholders'
	Shares	Stock	Capital	Earnings	Compensation	Income	Equity

Balance at December 31, 2001	222.1	$2.2	$—	$1,285.3	$—	$75.8	$1,363.3
Comprehensive income:
Net income				84.7			84.7
Net unrealized loss on investments						(46.8)	(46.8)
Reclassification for losses included in net income						1.5	1.5
Foreign currency translation adjustment						5.8	5.8

Comprehensive income							45.2
Stock option and benefit plans	0.4			5.8			5.8
Common stock dividends ($0.04 per share)				(9.0)			(9.0)
Change of interest in subsidiaries	—	—	—	102.7	—	—	102.7

Balance at December 31, 2002	222.5	$2.2	$—	$1,469.5	$—	$36.3	$1,508.0
Comprehensive income:
Net income				86.1			86.1
Net unrealized loss on investments						16.3	16.3
Reclassification for gains included in net income						(0.1)	(0.1)
Foreign currency translation adjustment						3.0	3.0

Comprehensive income							105.3
Stock option and benefit plans	0.8		5.0				5.0
Common stock repurchased	(0.6)		(6.4)				(6.4)
Conversion of Berger Financial Group LLC shares to Janus common stock	1.6		10.1				10.1
Conversion of Janus Capital Management LLC shares to Janus common stock	15.6	0.2	269.9	33.0	(261.5)		41.6
Amortization, issuance and forfeiture of restricted stock awards	(0.4)		(17.1)		37.1		20.0
Common stock dividends ($0.04 per share)				(9.5)			(9.5)
Change of interest in subsidiaries	—	—	11.9	—	—	—	11.9

Balance at June 30, 2003	239.5	$2.4	$273.4	$1,579.1	$(224.4)	$55.5	$1,686.0

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (the “Company” or “Janus”) management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position and results of operations in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Note 2 — Recent Accounting Pronouncements

The adoption of Financial Accounting Standard Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” in the first quarter 2003 did not have an impact on Janus’ results of operations, financial position or cash flows.

During May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into, or modified after, May 31, 2003, and is otherwise effective July 1, 2003. Janus does not have any financial instruments impacted by the provisions of SFAS No. 150, and therefore, the adoption of the statement will not have an impact on Janus’ consolidated financial statements.

Note 3 — Earnings Per Share

The effect of stock options represent the difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The adjustment to the numerator of the Company’s diluted earnings per share computation includes potentially dilutive securities of subsidiaries and affiliates. The following is a summary of the earnings per share calculation (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$47.5	$73.7	$86.1	$170.9
Dilutive securities at subsidiaries and affiliates	(0.1)	(0.4)	(0.2)	(1.1)

Net income for dilutive computation	$47.4	$73.3	$85.9	$169.8

Weighted average common shares outstanding	228.9	222.4	226.4	222.3
Incremental shares from assumed conversion of stock options	1.8	2.0	1.6	2.2

Weighted average diluted common shares outstanding	230.7	224.4	228.0	224.5

Basic earnings per share	$0.21	$0.33	$0.38	$0.77

Diluted earnings per share (as originally disclosed)	$0.21	$0.30	$0.38	$0.72

Diluted earnings per share (as adjusted)*	n/a	$0.33	n/a	$0.76

*	Diluted earnings per share have been adjusted from the amounts originally disclosed in the Quarterly Report on Form 10-Q for the three- and six-month periods ended June 30, 2002. The original diluted earnings per share calculation included all unvested restricted shares of Janus Capital Management LLC (“JCM”). The calculation did not include the impact of the assumed repurchase of shares (using total unamortized restricted stock compensation as the proceeds), pursuant to the treasury stock method defined in SFAS No. 128, “Earnings per Share.” Using the treasury stock method, the decline in fair market value of the JCM shares subsequent to the date of grant resulted in the unvested JCM shares becoming antidilutive.

The following securities have been excluded from the earnings per share computations as their inclusion would be antidilutive:

•	Stock options that have an exercise price greater than the average market price of Janus’ common stock (for the three-month periods ended June 30, 2003 and 2002, 4.6 million and 3.3 million options, respectively, were excluded and for the six-month periods ended June 30, 2003 and 2002, 8.4 million and 3.1 million options, respectively, were excluded);

•	1.9 million shares of common stock reserved for issuance upon conversion of the zero-coupon convertible notes due 2031, at June 30, 2003 and 2002; and

•	9.8 million unvested restricted stock awards that were issued and outstanding, at June 30, 2003.

Note 4 — Investment in DST Systems, Inc.

Janus accounts for its investment in DST Systems, Inc. (“DST”) using the equity method of accounting. The Company’s investment in DST, together with certain condensed DST financial information, is summarized as follows (in millions):

	June 30,	December 31,
	2003	2002

Percentage ownership	34.4%	33.2%
Carrying value	$489.8	$472.0
Equity in DST net assets	$489.8	$472.0
Fair market value*	$1,509.5	$1,412.2
Financial condition:
Current assets	$656.4	$665.1
Non-current assets	2,204.0	2,079.1

Total assets	$2,860.4	$2,744.2

Current liabilities	$601.7	$546.5
Non-current liabilities	832.8	775.7
Stockholders’ equity	1,425.9	1,422.0

Total liabilities and stockholders’ equity	$2,860.4	$2,744.2

* Based on DST’s closing price on the New York Stock Exchange.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Operating results:
Revenues	$617.0	$580.3	$1,236.8	$1,201.2
Costs and expenses	$543.2	$509.0	$1,085.6	$1,048.6
Net income	$53.0	$53.7	$104.4	$112.5

Potential DST Transaction. As previously disclosed, Janus and DST have been discussing potential transactions that may result in DST acquiring some or all of the DST shares owned by Janus. Any transaction would have a material impact on Janus’ consolidated financial statements. DST and Janus have not entered into a definitive agreement at this time, and there can be no assurance that DST and Janus will enter into a definitive agreement regarding this transaction.

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

The conversion was completed to simplify Janus’ corporate structure and more closely align interests of Janus employees with those of shareholders.

A special committee of independent members of Janus’ Board of Directors approved a conversion ratio of 20.1 shares of Janus common stock for each JCM share. The conversion ratio was based on the fair market value of each equity instrument at the date of conversion. The conversion resulted in the issuance of approximately 15.6 million shares of Janus common stock; 3.7 million shares were vested prior to conversion and 1.8 million shares vested on March 31, 2003. The conversion did not modify any of the existing terms of the stock awards.

Enhanced Investment Technologies, LLC (“INTECH”). In April 2003, Janus exercised its call option to purchase an additional 27.5% of INTECH, increasing Janus’ ownership of INTECH to 78%. The call option was accounted for as a financing arrangement; therefore, the consolidated financial statements of Janus have included INTECH as a 78% majority-owned subsidiary since the initial acquisition in February 2002. No additional goodwill or intangibles were recorded as a result of the exercise of the option.

Perkins, Wolf, McDonnell and Company, LLC (“PWM”). In May 2003, Janus completed the acquisition of a 30% ownership interest in PWM which is being accounted for under the equity method. PWM is the named subadvisor for certain of the Company’s small- and mid-cap value products. The terms of the purchase and summarized financial information have not been presented as they are immaterial to Janus’ consolidated financial statements.

The Berger and JCM transactions resulted in additional goodwill and intangibles of $64.0 million being recorded during the six months ended June 30, 2003. Janus is in the process of finalizing the purchase price allocations.

Note 6 — Goodwill and Intangible Assets

The following is a summary of changes in goodwill for the six-month period ended June 30, 2003 (in millions):

Balance at December 31, 2002	$1,121.4
Goodwill acquired during the period	16.3
Reduction of goodwill	(1.0)
DST change of ownership interest	31.1

Balance at June 30, 2003	$1,167.8

Janus accounts for its investment in DST using the equity method of accounting. Under this method, DST issuances or repurchases of its common stock will result in Janus recording a change of ownership interest adjustment to goodwill.

The following is a summary of identified intangible assets (in millions):

	June 30,	December 31,
	2003	2002

Non-amortized intangible assets
Mutual fund advisory contracts	$963.5	$917.6
Brand name and trademark	270.5	261.2
Amortized intangible assets
Client relationships	101.4	92.6
Accumulated amortization	(9.1)	(5.7)

Net intangible assets	$1,326.3	$1,265.7

Client relationships are amortized over their estimated lives of 7 to 25 years using the straight-line method. The weighted average amortization period for client relationships at June 30, 2003, was 16.0 years and at December 31, 2002, was 16.2 years. Amortization expense is expected to be $7.5 million per year over the next five years.

Note 7 — Equity

Annual Dividend. In May 2003, Janus’ Board of Directors declared an annual dividend of $0.04 per share payable July 31, 2003, to stockholders of record on July 15, 2003. The liability is included in other accrued liabilities on the consolidated balance sheet.

Note 8 — Restructuring Accrual

Janus completed several restructurings during 2002 and 2001 that involved staff reductions and facility closings. The following table summarizes the accrued restructuring liability (included in other liabilities on the consolidated balance sheet) and the activity related to those charges (in millions):

	December 31,			June 30,
	2002	Additions	Reductions	2003

Severance	$28.1	$—	$(28.1)	$—
Lease and related costs	17.4	—	(5.7)	11.7

Total	45.5	$—	$(33.8)	11.7

Less: current portion	34.7			2.4

Long-term portion	$10.8			$9.3

Note 9 — Stock Options

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” Janus accounts for stock options granted to employees and non-employee directors using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no stock-based employee compensation cost is reflected in net income for the value of stock options as all such instruments had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Janus had applied the fair value method of accounting to stock options (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$47.5	$73.7	$86.1	$170.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9.0	12.9	20.4	16.9
Deduct: Total stock-based employee compensation expense as determined under the fair value based method for all awards, net of related tax effect	(11.1)	(14.5)	(24.4)	(20.2)

Pro forma net income	$45.4	$72.1	$82.1	$167.6

Earnings per basic share:
As reported	$0.21	$0.33	$0.38	$0.77
Pro forma	$0.20	$0.32	$0.36	$0.76
Earnings per diluted share:
As reported	$0.21	$0.33	$0.38	$0.76
Pro forma	$0.20	$0.32	$0.36	$0.75

Restricted stock compensation included in Janus’ operating results relate to historical stock awards, and is based on the value of the awards at the date of grant. The grants are accounted for as fixed awards with the expense spread over the vesting period. The measurement and accounting for restricted stock awards are identical under APB No. 25 and SFAS No. 123.

Note 10 — Segment Information

For purposes of segment reporting, Janus has two segments: Investment Management, which represents businesses that derive the majority of their revenues and income from providing investment management services under investment advisory agreements, and DST, which is composed of the Company’s equity investment in DST.

Prior to January 1, 2003, the DST segment also included holding company activities and other immaterial operations. On January 1, 2003, Janus completed a corporate reorganization that resulted in the transfer of management responsibilities from Janus’ headquarters in Kansas City, Missouri to Denver, Colorado. As Janus is now both the operating company and the manager of the overall business, its segment reporting has been revised. The Investment Management segment now includes investment advisory services, corporate-level activities and other insignificant operations. Prior year amounts have been reclassified to conform to the new presentation.

The following is a summary of financial information concerning the segments (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,

	Investment			Investment
	Management	DST	Total	Management	DST	Total

For the 2003 period ended
Revenues	$250.6	$—	$250.6	$487.2	$—	$487.2
Equity earnings	$0.6	$18.1	$18.7	$0.6	$35.2	$35.8
Net income	$36.3	$11.2	$47.5	$64.3	$21.8	$86.1
For the 2002 period ended
Revenues	$313.0	$—	$313.0	$644.3	$—	$644.3
Equity earnings	$—	$17.7	$17.7	$—	$37.1	$37.1
Net income	$57.3	$16.4	$73.7	$136.6	$34.3	$170.9
Goodwill at
June 30, 2003	$1,023.9	$143.9	$1,167.8
December 31, 2002	$1,008.6	$112.8	$1,121.4

Note 11 — Subsequent Events

In July 2003, Janus agreed to the terms of a sale of Nelson Money Managers plc, a UK—based investment management company. The disposition of Nelson will not have a material impact on Janus’ financial results, but upon closing, will reduce assets under management and total headcount by approximately $1 billion and 170 employees, respectively. Closing is expected during the third quarter 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts, are based on certain assumptions by management. These statements are often identified by the use of words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “estimate” or “continue”, and similar expressions or variations, and are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1, Business, under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002. Janus cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Available Information

Janus files reports with the SEC. Copies of our filings can be obtained from the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information can be obtained about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Janus files reports with the SEC electronically via the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Janus provides its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments free of charge as soon as reasonably practical after filing with the SEC. Reports may be obtained through the Janus Website (Janus.com) or by contacting Janus at 303-691-3905.

General

Janus’ principal business is to provide investment advisory, distribution and administrative services to individual and institutional investors, primarily through mutual funds, in both domestic and international markets. Revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets and in the composition of assets under management impact revenues and operating results. Assets under management are affected by new money investments or redemptions and by market appreciation or depreciation. Factors that impact the level of net fund sales or redemptions include relative fund performance, marketing efforts, and introduction and market reception of new products. Market appreciation and depreciation reflect fluctuations in investment values.

Janus’ significant subsidiaries and equity investments include:

•	Janus Capital Management LLC (“JCM”) (wholly owned subsidiary). JCM’s investment management contracts include the Janus Investment Fund, the Janus Aspen Series, the Janus Adviser Series, the Janus World Funds Plc, and subadvised and private accounts.

•	Bay Isle Financial LLC (“Bay Isle”) (wholly owned subsidiary). Bay Isle is an investment manager of mutual funds and institutional accounts through a value-style approach.

•	Enhanced Investment Technologies, LLC (“INTECH”) (78% owned subsidiary). INTECH provides investment management services using a proprietary mathematical investment process for mutual funds, and institutional and private clients.

•	Perkins, Wolf, McDonnell and Company, LLC (“PWM”) (30% equity method investment). PWM manages small- and mid-cap value mutual funds as well as separate accounts.

•	DST Systems, Inc. (“DST”) (34% equity method investment). DST offers information processing and software services, and products through three operating segments: financial services, output solutions and customer management. Additionally, DST holds certain investments in equity securities, financial interests and real estate holdings.

Significant Developments and Transactions

Potential DST Transaction. As previously disclosed, Janus and DST have been discussing potential transactions that may result in DST acquiring some or all of the DST shares owned by Janus. Any transaction would have a material impact on Janus’ consolidated financial statements. DST and Janus have not entered into a definitive agreement at this time, and there can be no assurance that DST and Janus will enter into a definitive agreement regarding this transaction.

PWM. In May 2003, Janus completed the acquisition of a 30% ownership interest in PWM. PWM is the named subadvisor for certain of the Company’s value products.

INTECH. In April 2003, Janus exercised its call option to purchase an additional 27.5% of INTECH, increasing Janus’ ownership of INTECH to 78%. The call option was accounted for as a financing arrangement, and therefore, the consolidated financial statements of Janus have included INTECH as a 78% majority owned subsidiary since the initial acquisition in February 2002. No additional goodwill or intangibles were recorded as a result of the exercise of the option.

JCM Restricted Stock Awards. On March 12, 2003, JCM became a wholly owned subsidiary through the conversion of all outstanding employee-held shares of JCM into shares of Janus common stock. The conversion was completed to simplify Janus’ corporate structure and more closely align interests of employees with those of shareholders.

A special committee of independent members of Janus’ Board of Directors approved a conversion ratio of 20.1 shares of Janus common stock for each JCM share. The conversion ratio was based on the fair market value of each equity instrument at the date of conversion. The conversion resulted in the issuance of approximately 15.6 million shares of Janus common stock; 3.7 million shares were vested prior to conversion and 1.8 million shares vested on March 31, 2003. The conversion did not modify any of the terms of the awards.

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

Recent Accounting Pronouncements

As discussed in Part 1, Item 1, Note 2, management does not expect that the adoption of recent accounting pronouncements will have a material impact on Janus’ statement of financial position, results of operations or cash flow.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002

Net Income. Janus had net income of $47.5 million, or $0.21 per diluted share, in the second quarter of 2003 compared to $73.7 million, or $0.33 per diluted share, in the second quarter of 2002. The decrease in earnings was principally attributable to a decline in average assets under management caused by both the overall decline in the equity markets and redemptions out of Janus-sponsored products.

Assets Under Management/Revenue. Assets under management totaled $149.8 billion at June 30, 2003, a 12.9% increase from assets of $132.7 billion at March 31, 2003, primarily due to market appreciation of $15.5 billion and $1.6 billion of net inflows. The net inflows during the quarter resulted from net outflows of $2.2 billion in the growth equity discipline offset by net inflows of $2.4 billion and $1.4 billion in Janus’ other (non-money market) investment and money market disciplines, respectively.

Assets under management were as follows (in billions):

	June 30,		June 30,
	2003		2002

Growth Equity	$84.7	56.6%	$107.2	66.3%
Mathematical / Quantitative	10.5	7.0%	5.9	3.6%
Fixed Income	8.9	5.9%	4.9	3.0%
Core / Blend	20.6	13.8%	21.2	13.1%
Value	6.8	4.5%	7.6	4.7%
Money Market	18.3	12.2%	15.0	9.3%

Total	$149.8	100.0%	$161.8	100.0%

Investment management and shareowner servicing fees decreased 19.3% to $250.6 million from $310.4 million in the second quarter of 2002, primarily reflecting the decline in average assets under management. Average assets under management in the second quarter of 2003 declined 18.8% to $144.5 billion from $178.0 billion in the second quarter of 2002. Investment management and shareowner servicing fees are generally based upon a percentage of the market value of assets under management and are calculated under contractual agreements with the Company’s mutual funds, subadvised relationships and separate accounts.

Expenses. Employee compensation and benefits decreased $5.6 million, or 8.2%, reflecting a decline in base salaries and benefits due to reduced headcount combined with lower asset-based incentive compensation earned by portfolio management and sales professionals (from the reduction in average assets under management). The decline is offset by $6.8 million of retention bonuses and severance charges incurred in the second quarter of 2003. Final retention bonuses were paid to certain Stilwell Financial Inc. and Berger Financial Group LLC employees for successfully transitioning responsibilities to Janus management. Severance costs were related to employee reductions at JCM.

Marketing and distribution expense declined $19.2 million, or 30.9%, due to decreased average assets under management distributed through the third-party or adviser-assisted segment. Distribution fees, which constitute the majority of the marketing and distribution expenses, are based on a contractual percentage of the market value of assets under management distributed through the third-party or adviser-assisted segment.

General, administrative and occupancy expenses declined $4.8 million, or 13.6%, as a result of the following items:

•	a decline in professional services of $3.7 million compared to higher than average expenses in the second quarter of 2002 related primarily to the conversion of JCM from a corporation to a limited liability company;

•	an overall reduction in operating expenses of $3.3 million due to a reduction in average number of employees and facility closures in 2002; and

•	an offsetting increase in corporate insurance premiums of approximately $2.2 million.

Although the average outstanding debt balances decreased quarter over quarter, interest expense increased $1.2 million due to Convertible Notes issued in April 2001 being partially replaced during 2002 by two issuances of Senior Notes bearing higher interest rates.

The provision for income taxes as a percentage of income before taxes and minority interest increased to 39.0% from 35.4% due largely to the method of recording taxes associated with Janus’ investment in DST and the JCM equity grants made in April 2002. When the Reorganization was announced in the third quarter 2002, management indicated strategic alternatives would be evaluated for their investment in DST, including transactions that would be taxable at the full federal and applicable state income tax rates. Subsequent to the Reorganization announcement, the Company began providing for taxes on Janus’ share of DST earnings at full statutory rates. Previous to the third quarter 2002, the Company had provided deferred income taxes on the unremitted earnings of DST net of the 80% dividends received deduction provided for under current tax law.

The impact of the JCM share grants made in April 2002 also contributed to the higher effective tax rate. Since the JCM shares represented profits interests (which are considered to have no value for tax purposes), a tax deduction was not available to the Company with respect to this compensation expense. On March 12, 2003, Janus converted all outstanding employee-held shares of JCM into shares of Janus common stock, and now receives a tax deduction based on the fair market value of the awards on each annual vesting date. Due to the decline in the value of the awards since their grant date, a portion of the compensation expense (which is based on the value of the stock at the date of grant) was not deductible.

DST Systems, Inc. Janus’ equity earnings from DST increased to $18.1 million from $17.7 million as a result of DST repurchases of its common stock in the second quarter 2003, which increased Janus’ ownership interest to 34.4% from 33.2%. DST’s diluted earnings per share totaled $0.44 in both the second quarter 2003 and 2002.

Six Months Ended June 30, 2003 Compared with the Six Months Ended June 30, 2002

Net Income. Janus had net income of $86.1 million, or $0.38 per diluted share, in the first six months of 2003 compared to $170.9 million, or $0.76 per diluted share, in the first six months of 2002. The decrease in earnings was principally attributable to a decline in average assets under management caused by both the overall decline in the equity markets and redemptions out of Janus-sponsored products.

Assets Under Management/Revenue. Assets under management totaled $149.8 billion at June 30, 2003, an 8.2% increase from assets of $138.4 billion at December 31, 2002. Assets under management for the first six months of 2003 increased by $12.0 billion due to market appreciation offset by net outflows of $0.6 billion. The net outflows consisted of net redemptions of $5.0 billion in the growth equity discipline offset by net inflows of $3.7 billion and $0.7 billion in Janus’ other (non-money market) investment and money market disciplines, respectively.

Investment management and shareowner servicing fees decreased 23.9% to $486.1 million from $638.7 million in the first six months of 2002, reflecting the decline in average assets under management and changes in product mix from equity funds to lower fee fixed income and money market funds. Average assets under management in the first six months of 2003 declined 23.0% to $140.4 billion from $182.3 billion in the first six months of 2002. Investment management and shareowner servicing fees are generally based upon a percentage of the market value of assets under management and are calculated under contractual agreements with the Company’s mutual funds, subadvised relationships and separate accounts.

Expenses. Employee compensation and benefits decreased $14.4 million, or 10.5%, reflecting lower headcount as a result of the 2002 restructuring, combined with lower incentive compensation earned by portfolio management and sales professionals. The decline is partially offset by approximately $10.8 million of retention bonuses and severance charges incurred in 2003. Final retention bonuses were paid to certain Stilwell Financial Inc. and Berger

Financial Group LLC employees for successfully transitioning responsibilities to Janus management. Severance costs were related to employee reductions at JCM.

Restricted stock compensation increased $13.2 million to $42.0 million, or 45.8%, reflecting the impact of the equity grants made to JCM employees in April 2002.

Marketing and distribution expense declined $39.6 million, or 32.0%, due to decreased average assets under management distributed through the third-party or adviser-assisted segment, combined with lower overall marketing and promotion expenditures as a result of reduced advertising spending on Janus products. Distribution fees, which constitute the majority of marketing and distribution expense, are generally based upon a percentage of the market value of assets under management distributed through the third-party or adviser-assisted segment.

General, administrative and occupancy expenses declined $5.7 million, or 8.5%, due to reduction of the following items:

•	a decline in professional services of $3.6 million caused by higher than average expenses related primarily to the conversion of JCM from a corporation to a limited liability company;

•	an overall reduction in operating expenses of $6.4 million due to a reduction in average number of employees and facility closures in 2002; and

•	an offsetting increase in corporate insurance premiums of approximately $4.3 million.

Although the average outstanding debt balances decreased in the first six months of 2003 compared to the same 2002 period, interest expense increased $4.0 million due to Convertible Notes (issued in April 2001) being partially replaced during 2002 by two issuances of Senior Notes bearing higher interest rates.

The provision for income taxes as a percentage of income before taxes and minority interest increased to 40.0% from 34.3% due largely to the method of recording taxes associated with Janus’ investment in DST and the JCM equity grants made in April 2002. When the Reorganization was announced in the third quarter 2002, management indicated that strategic alternatives would be evaluated for their investment in DST, including transactions that would be taxable at the full federal and applicable state income tax rates. Subsequent to the Reorganization announcement, the Company began providing for taxes on Janus’ share of DST earnings at full statutory rates. Previous to the third quarter 2002, the Company had provided deferred income taxes on the unremitted earnings of DST net of the 80% dividends received deduction provided for under current tax law.

The impact of the JCM share grants made in April 2002 also contributed to the higher effective tax rate. Since the JCM shares represented profits interests (which are considered to have no value for tax purposes), a tax deduction was not available to the Company with respect to this compensation expense. On March 12, 2003, Janus converted all outstanding employee-held shares of JCM into shares of Janus common stock and now receives a tax deduction based on the fair market value of the awards on each annual vesting date. Due to the decline in the value of the awards since their grant date, a portion of the compensation expense (which is based on the value of the stock at the date of grant) was not deductible.

DST Systems, Inc. Janus’ equity earnings from DST decreased to $35.2 million from $37.1 million. The decline in equity earnings resulted from a 7.2 % decline in DST’s consolidated net income from $112.5 million to $104.4 million. The decline in net income was partially offset by second quarter 2003 DST repurchases of its common stock which increased Janus’ ownership interest to 34.4% from 33.2%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data for the six-month periods ended June 30, 2003 and 2002, is as follows (in millions):

	2003	2002

Cash flows provided by (used for):
Operating activities	$58.4	$147.5
Investing activities	(139.7)	(95.0)
Financing activities	(16.3)	(219.7)

Net decrease in cash and cash equivalents	(97.6)	(167.2)
Balance beginning of period	160.6	236.7

Balance end of period	$63.0	$69.5

Six Months Ended June 30, 2003 Compared with the Six Months Ended June 30, 2002

Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital expenditures. Janus generated $58.4 million of cash flows from operations in the six months ended June 30, 2003, compared to $147.5 million in the comparable 2002 period, a decline of $89.1 million. The decline is attributable to lower net income in 2003 and a decrease in cash provided from changes in working capital items, partially due to the payment of $33.8 million of previously accrued restructuring and severance payments related to the Reorganization. Working capital items can vary from quarter to quarter based on the timing of payments.

Cash used for investing activities of $139.7 million in the six-month period ended June 30, 2003 related to investments in advised funds, the acquisition of the Berger minority interest, the exercise of a call option to purchase an additional 27.5% of INTECH from the minority owners and the acquisition of a 30% ownership interest in PWM. In 2002, the primary use of cash for investing activities related to the acquisition of INTECH and the purchase of investments.

Cash used for financing activities in the six-month period ended June 30, 2003, totaled $16.3 million and related to distributions to minority owners. Cash used for financing activities in the first six months of 2002 related to the repayment of the convertible notes offset by the issuance of Senior Notes.

Future Capital Requirements

Short-Term Capital Requirements. Janus believes cash from operations should be sufficient to satisfy its short-term operating and capital requirements. Expected short-term uses of cash include:

•	interest payments on outstanding debt;

•	capital expenditures; and

•	a declared dividend payment of $0.04 per share in July 2003.

Additionally, management expects that the holders of the zero-coupon convertible Senior Notes issued on April 30, 2001 will require Janus to repurchase all outstanding notes with an accreted value of $84.0 million in April 2004.

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

Average assets under management fluctuate based on fund flows and changes in the market value of funds and accounts managed by JCM, INTECH, PWM and Bay Isle. Accordingly, revenues and net income for 2003 may be lower than the comparable 2002 periods to the extent that the markets continue to be unfavorable to equity growth investors and average assets under management decline.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has had no significant changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2003 and, based on its evaluation, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. In addition, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Janus Capital Group Inc. was held in Denver, Colorado, on May 8, 2003. At that meeting, the stockholders considered and acted upon the following proposals:

The Election of Directors. By the vote reflected below, the stockholders elected the following individuals to serve as directors until the 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

Director	For	Withheld

Robert N. Burt	167,604,609	32,690,209
Landon H. Rowland	169,430,159	30,864,659
Steven L. Scheid	166,652,834	33,641,984

Proposal 2. The stockholders voted to approve the Janus Capital Group Inc. Management Incentive Compensation Plan.

Proposal 3. The stockholders voted to approve the performance measures under Janus Capital Group Inc. 1998 Long Term Incentive Compensation Plan as Amended.

Proposal 4. The stockholders voted to approve the Ratification of the Appointment of Independent Accountants Deloitte & Touche LLP.

Each proposal is fully described in the Proxy Statement. Voting was as follows:

	For	Against	Abstain

Proposal 2	155,198,303	42,427,359	2,669,156
Proposal 3	154,399,060	43,288,253	2,607,505
Proposal 4	187,284,039	11,569,705	1,441,073

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

10.1	Employment Agreement by and between Janus Capital Group Inc. and Girard Miller, dated as of June 30, 2003.

10.2	Change of Control Agreement by and between Janus Capital Group Inc. and Girard Miller, dated as of June 30, 2003.

10.3	Employment Agreement by and between Janus Capital Group Inc. and Lars O. Soderberg, dated as of January 1, 2003.

31.1	Certification of Mark B. Whiston, Vice Chairman of the Board, President, Chief Executive Officer and Director of registrant.

31.2	Certification of Loren M. Starr, Vice President and Chief Financial Officer of registrant.

32.1	Certification of Mark B. Whiston, Vice Chairman of the Board, President, Chief Executive Officer and Director of registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Loren M. Starr, Vice President and Chief Financial Officer of registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

On April 14, 2003, the Company furnished a Current Report on Form 8-K regarding correspondence sent from Mr. Landon Rowland, Chairman of the Board of Janus Capital Group Inc., to Highfields Capital Management LP (“Highfields”) in response to a letter from Highfields dated April 10, 2003, and filed with the Securities and Exchange Commission as an exhibit to Amendment No. 6 to the Schedule 13D filed by Highfields with respect to Janus.

On April 17, 2003, the Company furnished a Current Report on Form 8-K regarding a news release issued by Janus Capital Management LLC (a wholly owned subsidiary of Janus Capital Group Inc.) announcing the retirement of Helen Young Hayes.

On April 29, 2003, the Company furnished a Current Report on Form 8-K regarding a news release issued by Janus Capital Group Inc. dated April 29, 2003, reporting its financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2003

Janus Capital Group Inc.

/s/ Mark B. Whiston

Mark B. Whiston Vice Chairman of the Board, President, Chief Executive Officer and Director

/s/ Loren M. Starr

Loren M. Starr Vice President and Chief Financial Officer

/s/ Gregory A. Frost

Gregory A. Frost Vice President and Controller (Principal Accounting Officer)

JANUS CAPITAL GROUP INC.
INDEX TO EXHIBITS

		Regulation S-K
Exhibit		Item 601(b)
No.	Document	Exhibit No.

10.1	Employment Agreement by and between Janus Capital Group Inc. and Girard Miller, dated as of June 30, 2003.	10.1
10.2	Change of Control Agreement by and between Janus Capital Group Inc. and Girard Miller, dated as of June 30, 2003.	10.2
10.3	Employment Agreement by and between Janus Capital Group Inc. and Lars O. Soderberg, dated as of January 1, 2003.	10.3
31.1	Certification of Mark B. Whiston, Vice Chairman of the Board, President, Chief Executive Officer and Director of registrant	31.1
31.2	Certification of Loren M. Starr, Vice President and Chief Financial Officer of registrant	31.2
32.1	Certification of Mark B. Whiston, Vice Chairman of the Board, President, Chief Executive Officer and Director of registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
32.2	Certification of Loren M. Starr, Vice President and Chief Financial Officer of registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2