Form 10-Q
period 2003-09-30
JANUS CAPITAL GROUP INC
filed 2003-11-12
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      Yes [X]                      No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).          Yes [X]          No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 5, 2003, there were 240,671,064 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions)

	September 30,	December 31,
ASSETS	2003	2002

Current assets:
Cash and cash equivalents	$123.1	$152.5
Accounts receivable	112.8	98.3
Investments in advised funds	84.2	25.1
Other current assets	39.8	57.4
Assets of Nelson (discontinued operations)	41.9	37.0

Total current assets	401.8	370.3
Investments and other assets	602.1	517.5
Property and equipment (net of accumulated depreciation of $136.6 and $127.1, respectively)	51.3	65.7
Intangibles, net	1,324.3	1,265.7
Goodwill	1,150.5	1,102.5

Total assets	$3,530.0	$3,321.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6.9	$11.8
Accrued compensation and benefits	41.1	42.3
Current portion of long-term debt	83.5	—
Income taxes payable	10.0	5.2
Other accrued liabilities	70.4	122.7
Liabilities of Nelson (discontinued operations)	8.0	5.3

Total current liabilities	219.9	187.3
Other liabilities:
Long-term debt	769.9	856.0
Deferred income taxes	737.3	729.1
Other liabilities	33.6	35.8

Total liabilities	1,760.7	1,808.2

Commitments and contingencies
Minority interest in consolidated subsidiaries	2.8	5.5

STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	2.4	2.2
Additional paid-in capital	271.2	—
Retained earnings	1,630.0	1,469.5
Unamortized restricted stock compensation	(202.1)	—
Accumulated other comprehensive income	65.0	36.3

Total stockholders’ equity	1,766.5	1,508.0

Total liabilities and stockholders’ equity	$3,530.0	$3,321.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Investment management fees	$203.0	$206.8	$578.1	$722.7
Shareowner servicing fees and other	53.6	45.9	155.2	157.4

Total	256.6	252.7	733.3	880.1

Operating Expenses:
Employee compensation and benefits	56.7	64.2	174.3	195.9
Restricted stock compensation	18.6	45.9	60.6	74.7
Marketing and distribution	41.1	49.0	124.6	171.8
Depreciation and amortization	16.5	18.3	51.3	53.1
General, administrative and occupancy	31.8	29.5	90.2	93.3
Severance, facility closing and other costs	2.6	59.4	2.6	59.4
Provision for mutual fund investigation	9.0	—	9.0	—

Total	176.3	266.3	512.6	648.2

Operating Income (Loss)	80.3	(13.6)	220.7	231.9
Equity in earnings of unconsolidated affiliates	19.5	17.0	55.3	54.1
Interest expense	(14.8)	(14.2)	(45.5)	(40.9)
Other, net	3.1	1.7	7.3	7.1

Income (loss) before taxes and minority interest	88.1	(9.1)	237.8	252.2
Income tax provision	32.1	111.5	90.5	201.4
Minority interest in consolidated earnings	1.1	0.3	2.7	1.4

Income (loss) from continuing operations	54.9	(120.9)	144.6	49.4

Discontinued Operations (Nelson):
Loss from operations	(0.1)	(10.3)	(3.7)	(9.7)
Loss on disposal (net of tax benefit of $1.5)	(3.9)	—	(3.9)	—

Loss from discontinued operations	(4.0)	(10.3)	(7.6)	(9.7)

Net Income (Loss)	$50.9	$(131.2)	$137.0	$39.7

Earnings per Share — Basic
Income (loss) from continuing operations	$0.24	$(0.54)	$0.63	$0.22
Loss from discontinued operations	(0.02)	(0.05)	(0.03)	(0.04)

Net income (loss)	$0.22	$(0.59)	$0.60	$0.18

Earnings per Share — Diluted
Income (loss) from continuing operations	$0.24	$(0.54)	$0.63	$0.21
Loss from discontinued operations	(0.02)	(0.05)	(0.03)	(0.04)

Net income (loss)	$0.22	$(0.59) *	$0.60	$0.17 *

*As adjusted, see Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Nine Months Ended September 30,

	2003	2002

CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$137.0	$39.7
Adjustments to net income:
Depreciation and amortization	51.3	53.1
Deferred income taxes	13.3	80.9
Minority interest in consolidated earnings	2.7	1.4
Undistributed earnings of unconsolidated affiliates	(53.7)	(54.1)
Reorganization and impairment charges	—	20.0
Amortization of restricted stock compensation	50.9	53.6
Loss from discontinued operations	7.6	9.7
Payment of deferred commissions	(24.2)	(22.7)
Other, net	6.0	25.0
Changes in working capital items:
Accounts receivable	(14.8)	29.4
Other current assets	8.9	(4.2)
Accounts payable and accrued compensation payable	(5.6)	(36.9)
Other accrued liabilities	(11.2)	22.5

Net operating	168.2	217.4

Investing Activities:
Purchase of property and equipment	(13.0)	(12.2)
Investments in subsidiaries and acquisitions	(116.7)	(50.5)
Sale of investments	9.0	66.1
Purchase of investments	(1.0)	(106.5)
Sale of investments in advised funds	21.4	12.8
Purchase of investments in advised funds	(70.5)	(7.0)
Other, net	—	(0.4)

Net investing	(170.8)	(97.7)

Financing Activities:
Proceeds from issuance of long-term debt	—	625.7
Repayment of long-term debt	—	(849.5)
Debt issue costs	—	(6.7)
Proceeds from stock plans	6.5	2.9
Repurchase of common stock	(6.4)	—
Distributions to minority interest	(17.2)	(25.2)
Dividends paid to shareholders	(9.5)	(11.2)
Other, net	(0.2)	(3.2)

Net financing	(26.8)	(267.2)

Cash and Cash Equivalents:
Net decrease	(29.4)	(147.5)
At beginning of period	152.5	230.2

At end of period	$123.1	$82.7

Supplemental cash flow information
Cash paid for interest	$32.7	$12.5
Cash paid for income taxes	$65.4	$142.9

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in Millions, Except Per Share Data)

					Unamortized	Accumulated
			Additional		Restricted	Other	Total
		Common	Paid-in	Retained	Stock	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Compensation	Income	Equity

Balance at December 31, 2001	222.1	$2.2	$—	$1,285.3	$—	$75.8	$1,363.3
Comprehensive income:
Net income				84.7			84.7
Net unrealized loss on investments						(46.8)	(46.8)
Reclassification for losses included in net income						1.5	1.5
Foreign currency translation adjustment						5.8	5.8

Comprehensive income							45.2
Stock option and benefit plans	0.4			5.8			5.8
Common stock dividends ($0.04 per share)				(9.0)			(9.0)
Change of interest in subsidiaries	—	—	—	102.7	—	—	102.7

Balance at December 31, 2002	222.5	$2.2	$—	$1,469.5	$—	$36.3	$1,508.0
Comprehensive income:
Net income				137.0			137.0
Net unrealized gain on investments						25.3	25.3
Reclassification for gains included in net income						(0.2)	(0.2)
Foreign currency translation adjustment						3.6	3.6

Comprehensive income							165.7
Stock option and benefit plans	1.0		6.6				6.6
Common stock repurchased	(0.6)		(6.4)				(6.4)
Conversion of Berger Financial Group LLC shares to Janus common stock	1.6		10.1				10.1
Conversion of Janus Capital Management LLC shares to Janus common stock	15.6	0.2	269.9	33.0	(261.5)		41.6
Amortization, issuance and forfeiture of restricted stock awards	(0.6)		(18.5)		59.4		40.9
Common stock dividends ($0.04 per share)				(9.5)			(9.5)
Change of interest in subsidiaries	—	—	9.5	—	—	—	9.5

Balance at September 30, 2003	239.5	$2.4	$271.2	$1,630.0	$(202.1)	$65.0	$1,766.5

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

In the opinion of Janus Capital Group Inc. (the “Company” or “Janus”) management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The accompanying consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

As a result of the Company entering into an agreement to sell Nelson Money Managers plc (“Nelson”) in the third quarter of 2003, the Company’s previously reported consolidated financial statements for the 2003 and 2002 periods have been restated, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” to present the discontinued Nelson operations separate from continuing operations. (See Note 9)

Note 2 – Recent Accounting Pronouncements

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

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Janus does not have any financial instruments impacted by the provisions of SFAS No. 150, and therefore, the adoption of the statement did not have an impact on Janus’ consolidated financial statements.

Note 3 – Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding by the dilutive impact of stock options and unvested restricted stock awards. The adjustment to the numerator of the Company’s diluted earnings per share computation includes potentially dilutive securities of subsidiaries and affiliates. The following is a summary of the earnings per share calculation (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income (loss) from continuing operations	$54.9	$(120.9)	$144.6	$49.4
Loss from discontinued operations	(4.0)	(10.3)	(7.6)	(9.7)

Net income (loss)	50.9	(131.2)	137.0	39.7
Dilutive securities at subsidiaries and affiliates	(0.1)	(0.2)	(0.3)	(0.9)

Net income (loss) for dilutive computation	$50.8	$(131.4)	$136.7	$38.8

Basic earnings per share:
Weighted average common shares outstanding	229.2	222.4	227.3	222.4
Income (loss) from continuing operations	$0.24	$(0.54)	$0.63	$0.22
Loss from discontinued operations	(0.02)	(0.05)	(0.03)	(0.04)

Basic earnings per share:	$0.22	$(0.59)	$0.60	$0.18

Diluted earnings per share:
Weighted average common shares outstanding	229.2	222.4	227.3	222.4
Dilutive effect of stock options and unvested restricted stock	2.5	1.4	1.9	1.9

Weighted average diluted common shares outstanding	231.7	223.8	229.2	224.3

Income (loss) from continuing operations	$0.24	$(0.54)	$0.63	$0.21
Loss from discontinued operations	(0.02)	(0.05)	(0.03)	(0.04)

Diluted earnings per share (as adjusted)*	$0.22	$(0.59) *	$0.60	$0.17 *

Diluted earnings per share (as originally disclosed)	n/a	$(0.60) *	n/a	$0.12 *

*	Diluted earnings per share have been adjusted from the amounts originally disclosed in the Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 30, 2002. The original diluted earnings per share calculation included all unvested restricted shares of Janus Capital Management LLC (“JCM”). The calculation did not include the impact of the assumed repurchase of shares (using total unamortized restricted stock compensation as the proceeds), pursuant to the treasury stock method defined in SFAS No. 128, “Earnings per Share.” Using the treasury stock method, the decline in fair market value of the JCM shares subsequent to the date of grant resulted in the unvested JCM shares becoming antidilutive.

The following securities have been excluded from the earnings per share computations as their inclusion would be antidilutive:

•	Stock options that have an exercise price greater than the average market price of Janus’ common stock (For the three-month periods ended September 30, 2003 and 2002, 4.4 million and 5.2 million options, respectively, were excluded and for the nine-month periods ended September 30, 2003 and 2002, 4.6 million and 3.8 million options, respectively, were excluded.);

•	1.9 million shares of common stock reserved for issuance upon conversion of the zero-coupon convertible notes due 2031; and

•	9.4 million unvested restricted stock awards.

Note 4 – Investment in DST Systems, Inc.

Janus accounts for its investment in DST Systems, Inc. (“DST”) using the equity method of accounting. The Company’s investment in DST, together with certain unaudited condensed DST financial information, is summarized as follows (in millions):

	September 30,	December 31,
	2003	2002

Percentage ownership	34.3%	33.2%
Carrying value	$524.1	$472.0
Equity in DST net assets	$524.1	$472.0
Fair market value*	$1,493.6	$1,412.2
Financial condition:
Current assets	$1,111.9	$665.1
Non-current assets	2,332.8	2,079.1

Total assets	$3,444.7	$2,744.2

Current liabilities	$501.9	$546.5
Non-current liabilities	1,416.1	775.7
Stockholders’ equity	1,526.7	1,422.0

Total liabilities and stockholders’ equity	$3,444.7	$2,744.2

*	Based on DST’s closing price on the New York Stock Exchange.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Operating results:
Revenues	$569.7	$578.0	$1,806.5	$1,779.2
Costs and expenses	$457.8	$465.9	$1,471.7	$1,448.3
Net income	$52.9	$51.1	$157.3	$163.6

DST Transaction. On August 25, 2003, Janus signed a definitive agreement with DST under which Janus will transfer to DST 32.3 million shares of DST common stock in exchange for 100% of a wholly owned DST subsidiary that is currently part of DST’s Output Solutions segment. The subsidiary, which will be renamed JCG Partners after the transaction closes, will hold a commercial printing and graphics design business. Janus and DST have structured the transaction to qualify as a tax-free exchange under Section 355 of the Internal Revenue Code.

DST will contribute cash to the subsidiary so that the value of the subsidiary is approximately equal to the value of the 32.3 million shares of DST common stock that Janus will transfer to DST in the exchange. The value of the DST common stock will be determined based on the average share price of DST during the 20 trading day period prior to the close of the transaction. If the average DST share price is between $30.00 and $34.50, the share price at which the exchange will occur will equal the DST share price as calculated. If the average DST share price is below $30.00 or above $34.50, the exchange will occur at $30.00 per share or $34.50 per share, respectively. Based on this pricing collar, the subsidiary will have an approximate total value of between $969.0 million and $1.1 billion, including cash ranging from approximately $854.0 million to $999.0 million. The definitive agreement is subject to DST shareholder approval.

Janus currently owns 39.7 million shares of DST. After the transaction is completed, Janus will own 7.4 million shares of DST, or approximately 9%, and will no longer account for DST as an equity method investment. Following the close of the transaction, Janus has agreed to give DST proxy voting rights for these remaining shares.

Note 5 – Acquisitions

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

The Berger and JCM transactions resulted in additional goodwill and intangibles of $64.0 million being recorded during the nine months ended September 30, 2003.

Note 6 – Goodwill and Intangible Assets

The following is a summary of changes in goodwill for the nine-month period ended September 30, 2003 (in millions):

Balance at December 31, 2002	$1,102.5
Goodwill additions	17.6
DST change of ownership interest	30.4

Balance at September 30, 2003	$1,150.5

Janus accounts for its investment in DST using the equity method of accounting. Under this method, DST issuances or repurchases of its common stock will result in Janus recording a change of ownership interest adjustment to goodwill.

The following is a summary of identified intangible assets (in millions):

	September 30,	December 31,
	2003	2002

Non-amortized intangible assets
Mutual fund advisory contracts	$963.2	$917.6
Brand name and trademark	270.6	261.2
Amortized intangible assets
Client relationships	101.3	92.6
Accumulated amortization	(10.8)	(5.7)

Net intangible assets	$1,324.3	$1,265.7

Client relationships are amortized over their estimated lives of 7 to 25 years using the straight-line method. Amortization expense for the three- and nine-month periods ended September 30, 2003, totaled $1.7 million and $5.1 million, respectively. The weighted average amortization period for client relationships at September 30, 2003, was 15.0 years and at December 31, 2002, was 16.2 years. Amortization expense is expected to be $7.5 million per year over the next five years.

Within client relationships, Janus has subadvised and private account contracts that have an allocated intangible value. To the extent such contracts are terminated, Janus would recognize an impairment equal to the unamortized value of the contract.

Note 7 – Equity

Annual Dividend. In May 2003, Janus’ Board of Directors declared an annual dividend of $0.04 per share paid July 31, 2003, to stockholders of record on July 15, 2003.

Note 8 – Restructuring Accrual

Janus has completed several restructurings that involved staff reductions and facility closings. The remaining accrual relates to estimated losses on leases of long-term facilities, the majority of which have been subleased. The following table summarizes the accrued restructuring liability (included in other liabilities on the consolidated balance sheet) and the activity related to those charges (in millions):

	December 31,			September 30,
	2002	Additions	Reductions	2003

Severance	$28.1	$—	$(28.1)	$—
Lease and Berger proxy expense	17.4	2.6	(9.8)	10.2

Total	45.5	$2.6	$(37.9)	10.2

Less: current portion	34.7			1.5

Long-term portion	$10.8			$8.7

Note 9 – Discontinued Operations

In the third quarter 2003, Janus agreed to the terms of a sale of Nelson Money Managers plc (“Nelson”), a UK-based investment management company. Nelson has historically been included within the investment management segment. The disposition of Nelson resulted in a $3.9 million loss on disposal (net of a tax benefit of $1.5 million), including severance and transaction costs. Closing of the Nelson transaction occurred on October 23, 2003. Summarized operating results of Nelson are as follows:

	Three Months Ended		Nine Months
	September 30,		Ended September 30,

	2003	2002	2003	2002

Revenues	$4.9	$5.1	$14.3	$16.4
Expenses	(5.0)	(5.4)	(17.0)	(16.1)
Goodwill impairment	—	(10.0)	(1.0)	(10.0)

Net loss	$(0.1)	$(10.3)	$(3.7)	$(9.7)

Note 10 – Stock Options

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income, as reported	$50.9	$(131.2)	$137.0	$39.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	12.1	34.3	34.1	51.2
Deduct: Total stock-based employee compensation expense as determined under the fair value based method for all awards, net of related tax effect	(14.1)	(36.2)	(40.0)	(56.5)

Pro forma net income	$48.9	$(133.1)	$131.1	$34.4

Earnings per basic share:
As reported	$0.22	$(0.59)	$0.60	$0.18
Pro forma	$0.21	$(0.60)	$0.57	$0.16
Earnings per diluted share:
As reported	$0.22	$(0.59)	$0.60	$0.17
Pro forma	$0.21	$(0.60)	$0.57	$0.15

Restricted stock compensation included in Janus’ operating results relates to historical stock awards and is based on the value of the awards at the date of grant. The grants are accounted for as fixed awards with the expense spread over the vesting period. The measurement and accounting for restricted stock awards are identical under APB No. 25 and SFAS No. 123.

Note 11 – Segment Information

For purposes of segment reporting, Janus has two segments: Investment Management, which represents businesses that derive the majority of their revenues and income from providing investment management services under investment advisory agreements, and DST, which is composed of the Company’s equity investment in DST.

Prior to January 1, 2003, the DST segment also included holding company activities and other immaterial operations. On January 1, 2003, Janus completed a corporate reorganization that resulted in the transfer of management responsibilities from Janus’ headquarters in Kansas City, Missouri, to Denver, Colorado. As Janus is now both the operating company and the manager of the overall business, its segment reporting has been revised. The Investment Management segment now includes investment advisory services, corporate-level activities and other insignificant operations. Prior year amounts have been reclassified to conform to the new presentation.

The following is a summary of financial information concerning the segments (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,

	Investment			Investment
	Management	DST	Total	Management	DST	Total

2003:
Revenues	$256.6	$—	$256.6	$733.3	$—	$733.3
Equity earnings	$1.2	$18.3	$19.5	$1.8	$53.5	$55.3
Net income	$39.6	$11.3	$50.9	$103.9	$33.1	$137.0
2002:
Revenues	$252.7	$—	$252.7	$880.1	$—	$880.1
Equity earnings	$—	$17.0	$17.0	$—	$54.1	$54.1
Net (loss) income	$(20.8)	$(110.4)	$(131.2)	$152.9	$(113.2)	$39.7
Goodwill at
September 30, 2003	$1,007.3	$143.2	$1,150.5
December 31, 2002	$989.7	$112.8	$1,102.5

Note 12 – Commitments and Contingencies

In September 2003, the SEC and the Office of the New York State Attorney General (“NYAG”) publicly announced that they are investigating trading practices in the mutual fund industry. The investigation was prompted by the NYAG’s settlement with a hedge fund, Canary Capital, which allegedly engaged in irregular trading practices with certain mutual fund companies. While Janus was not named as a defendant in the NYAG complaint against the hedge fund, Janus is mentioned in the complaint as having allowed Canary Capital to “market time” certain Janus funds. The NYAG complaint alleges that this practice is in contradiction to Janus’ stated prospectus policies.

Market timing is an investment technique involving frequent short-term trading of mutual fund shares that is designed to exploit inefficiencies in the way mutual fund companies price their shares in an attempt to capture gains.

Janus has been conducting an internal review, which, to date, leads Janus to believe that there were 12 discretionary frequent trading arrangements across its US-based mutual fund business, and that significant discretionary frequent trading appears to have occurred with respect to four of those arrangements. At their peak, these arrangements accounted for approximately one quarter of one percent (0.25%) of total assets under management. These arrangements were all terminated by the end of September, resulting in outflows of about $314.0 million. The ongoing government investigations also seek to determine whether any late day trading and improper disclosure of portfolio information to investors occurred and make inquiries on other subjects. Because many mutual fund transactions are cleared and settled through financial intermediaries, and because certain individuals who dealt with several of the significant discretionary frequent trading relationships are no longer employees of Janus, Janus cannot exclude the possibility that one or more of those intermediaries submitted improper or unauthorized late trade transactions to Janus in violation of Janus’ agreements with those intermediaries. In addition, Janus has received a request for information from the National Association of Securities Dealers (“NASD”) inquiring about the agreements to distribute mutual fund company shares through broker/dealers. Janus will continue cooperating fully with federal and state legal and regulatory authorities.

Legal counsel to the Janus Funds’ Independent Trustees have hired Ernst and Young LLP to independently evaluate whether there was any monetary impact to any funds in which Janus permitted discretionary market-timing arrangements. To the extent that fund shareholders may have been adversely affected by the Company’s discretionary market-timing arrangements, Janus will make amends to those fund shareholders. Janus also will return to shareholders in the affected funds all management fees it received from these market-timing activities. As of the date of this filing, Ernst and Young LLP has not finalized its evaluation.

Janus also believes that there were several discretionary frequent trading arrangements in Janus’ offshore mutual fund business, which have also been terminated. Given that most offshore jurisdictions have their own unique set of business and product structures as well as rules and regulations, Janus is working with its foreign legal counsel and its offshore distributors to develop appropriate guidelines for defining existing and future business practices.

Subsequent to the initiation of these investigations, a number of civil lawsuits have been brought, in various federal and state courts, against the Company, the Janus Funds, and related entities and individuals on behalf of the mutual fund shareholders and Janus common shareholders. The factual allegations made in these actions are generally based on the NYAG complaint. Management intends to defend vigorously against these lawsuits, which are still in their preliminary stages.

Based on the latest available information, Janus recorded a $9.0 million charge in the third quarter to account for investigation-related costs that the Company has incurred or can reasonably estimate. The charge is comprised of $1.0 million in estimated management fees Janus earned from the discretionary frequent trading arrangements and $5.0 million in waived redemption fees. Legal defense and other related costs, which are recorded when incurred, totaled $3.0 million during the quarter. Janus has not recorded a liability for the following items because an estimate of these potential contingencies cannot be determined at this time: additional costs of making amends to investors; judgments or settlements in the civil actions; payments that may be ordered by various regulators, or other liabilities which may come to light as a result of the ongoing investigation. As these potential contingencies become known in future quarters, Janus’ liability will likely increase and could be material, however management is unable to determine the total potential impact that they may have on Janus’ results of operations, financial position and cash flows.

Certain expenses related to these issues may be recoverable from Janus’ insurance carriers. The Company is unable to assess any possible insurance reimbursements at this time.

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

Available Information

Janus files reports with the United States Securities and Exchange Commission (“SEC”). Copies of Janus’ filings can be obtained from the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information can be obtained about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Janus files reports with the SEC electronically via the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Janus provides its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments free of charge as soon as reasonably practical after filing with the SEC. Reports may be obtained through the Janus Website (Janus.com) or by contacting Janus at 303-691-3905.

General

Janus’ principal business is to provide investment advisory, distribution and administrative services to individual and institutional investors, primarily through mutual funds, in both domestic and international markets. Revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets and in the composition of assets under management impact revenues and operating results. Assets under management are affected by new investments or redemptions and by market appreciation or depreciation. Factors that impact the level of net fund sales or redemptions include relative fund performance, marketing efforts, and introduction and market reception of new products. Market appreciation and depreciation reflect fluctuations in investment values.

Janus’ significant subsidiaries and equity investments at September 30, 2003, include:

•	Janus Capital Management LLC (“JCM”) (wholly owned subsidiary). JCM’s investment management contracts include the Janus Investment Fund, the Janus Aspen Series, the Janus Adviser Series, the Janus World Funds Plc, and subadvised and private accounts.

•	Bay Isle Financial LLC (“Bay Isle”) (wholly owned subsidiary). Bay Isle is an investment manager of mutual funds and institutional accounts through a value-style approach.

•	Enhanced Investment Technologies, LLC (“INTECH”) (78% owned subsidiary). INTECH provides investment management services using a proprietary mathematical investment process for mutual funds, and institutional and private clients.

•	Perkins, Wolf, McDonnell and Company, LLC (“PWM”) (30% ownership - equity method investment). PWM manages small- and mid-cap value mutual funds as well as separate accounts.

•	DST Systems, Inc. (“DST”) (34% ownership — equity method investment). DST offers information processing and software services, and products through three operating segments: financial services, output solutions and customer management. Additionally, DST holds certain investments in equity securities, financial interests and real estate holdings. As discussed below, Janus and DST have agreed upon a transaction to monetize a significant portion of Janus’ DST ownership.

Significant Developments and Transactions

Mutual Fund Trading Investigation. In September 2003, the SEC and the Office of the New York State Attorney General (“NYAG”) publicly announced that they are investigating trading practices in the mutual fund industry. The investigation was prompted by the NYAG’s settlement with a hedge fund, Canary Capital, which allegedly engaged in irregular trading practices with certain mutual fund companies. While Janus was not named as a defendant in the NYAG complaint against the hedge fund, Janus is mentioned in the complaint as having allowed Canary Capital to “market time” certain Janus funds. The NYAG complaint alleges that this practice is in contradiction to Janus’ stated prospectus policies.

Market timing is an investment technique involving frequent short-term trading of mutual fund shares that is designed to exploit inefficiencies in the way mutual fund companies price their shares in an attempt to capture gains.

Janus has been conducting an internal review, which, to date, leads Janus to believe that there were 12 discretionary frequent trading arrangements across its US-based mutual fund business, and that significant discretionary frequent trading appears to have occurred with respect to four of those arrangements. At their peak, these arrangements accounted for approximately one quarter of one percent (0.25%) of total assets under management. These arrangements were all terminated by the end of September, resulting in outflows of about $314.0 million. The ongoing government investigations also seek to determine whether any late day trading and improper disclosure of portfolio information to investors occurred and make inquiries on other subjects. Because many mutual fund transactions are cleared and settled through financial intermediaries, and because certain individuals who dealt with several of the significant discretionary frequent trading relationships are no longer employees of Janus, Janus cannot exclude the possibility that one or more of those intermediaries submitted improper or unauthorized late trade transactions to Janus in violation of Janus’ agreements with those intermediaries. In addition, Janus has received a request for information from the National Association of Securities Dealers (“NASD”) inquiring about the agreements to distribute mutual fund company shares through broker/dealers. Janus will continue cooperating fully with federal and state legal and regulatory authorities.

Legal counsel to the Janus Funds’ Independent Trustees have hired Ernst and Young LLP to independently evaluate whether there was any monetary impact to any funds in which Janus permitted discretionary market-timing arrangements. To the extent that fund shareholders may have been adversely affected by the Company’s discretionary market-timing arrangements, Janus will make amends to those fund shareholders. Janus also will return to shareholders in the affected funds all management fees it received from these market-timing activities. As of the date of this filing, Ernst and Young LLP has not finalized its evaluation.

Janus also believes that there were several discretionary frequent trading arrangements in Janus’ offshore mutual fund business, which have also been terminated. Given that most offshore jurisdictions have their own unique set of business and product structures as well as rules and regulations, Janus is working with its foreign legal counsel and its offshore distributors to develop appropriate guidelines for defining existing and future business practices.

Subsequent to the initiation of these investigations, a number of civil lawsuits have been brought, in various federal and state courts, against the Company, the Janus Funds, and related entities and individuals on behalf of the mutual fund shareholders and Janus common shareholders. The factual allegations made in these actions are generally based on the NYAG complaint. Management intends to defend vigorously against these lawsuits, which are still in their preliminary stages.

Based on the latest available information, Janus recorded a $9.0 million charge in the third quarter to account for investigation-related costs that the Company has incurred or can reasonably estimate. The charge is comprised of $1.0 million in estimated management fees Janus earned from the discretionary frequent trading arrangements and $5.0 million in waived redemption fees. Legal defense and other related costs, which are recorded when incurred, totaled $3.0 million during the quarter. Janus has not recorded a liability for the following items because an estimate of these potential contingencies cannot be determined at this time: additional costs of making amends to investors; judgments or settlements in the civil actions; payments that may be ordered by various regulators, or other liabilities which may come to light as a result of the ongoing investigation. As these potential contingencies become known in future quarters, Janus’ liability will likely increase and could be material, however management is unable to determine the total potential impact that they may have on Janus’ results of operations, financial position and cash flows.

Certain expenses related to these issues may be recoverable from Janus’ insurance carriers. The Company is unable to assess any possible insurance reimbursements at this time.

Janus had net redemptions of long-term assets (non-money market) during the third quarter 2003 of $5.2 billion compared to $0.2 billion of net inflows from long-term assets in the second quarter 2003. Of the $5.2 billion of net redemptions, $3.4 billion occurred in September 2003. It is uncertain what portion of the September redemptions are directly related to the investigation. In the event that significant negative allegations were to be made against Janus or its key employees by a regulatory agency, this could cause continued or increased fund redemptions in future periods. To the extent this occurs, it could have an adverse impact on operating results and margins.

DST Transaction. On August 25, 2003, Janus signed a definitive agreement with DST under which Janus will transfer to DST 32.3 million shares of DST common stock in exchange for 100% of a wholly owned DST subsidiary that is currently part of DST’s Output Solutions segment. The subsidiary, which will be renamed JCG Partners after the transaction closes, will hold a commercial printing and graphics design business. Janus and DST have structured the transaction to qualify as a tax-free exchange under Section 355 of the Internal Revenue Code.

DST will contribute cash to the subsidiary so that the value of the subsidiary is approximately equal to the value of the 32.3 million shares of DST common stock that Janus will transfer to DST in the exchange. The value of the DST common stock will be determined based on the average share price of DST during the 20 trading day period prior to the close of the transaction. If the average DST share price is between $30.00 and $34.50, the share price at which the exchange will occur will equal the DST share price as calculated. If the average DST share price is below $30.00 or above $34.50, the exchange will occur at $30.00 per share or $34.50 per share, respectively. Based on this pricing collar, the subsidiary will have an approximate total value of between $969.0 million and $1.1 billion, including cash ranging from approximately $854.0 million to $999.0 million. The definitive agreement is subject to DST shareholder approval.

Janus currently owns 39.7 million shares of DST. After the transaction is completed, Janus will own 7.4 million shares of DST, or approximately 9%, and will no longer account for DST as an equity method investment. Following the close of the transaction, Janus has agreed to give DST proxy voting rights for these remaining shares.

Disposition of Nelson Money Managers. In the third quarter of 2002 Janus determined that Nelson Money Managers plc (“Nelson”), a UK-based investment management company, was not a long-term strategic asset and began to evaluate the possibility of selling Nelson. Based on an estimate of the fair market value of Nelson in the third quarter of 2002, a goodwill impairment of $10.0 million was recorded. In the third quarter of 2003, Janus agreed to the terms of the sale of Nelson to an unrelated third party. Nelson has been recognized as a discontinued operation in the third quarter of 2003 as a result of entering into the sale agreement. The disposition of Nelson resulted in a $3.9 million loss on disposal in the third quarter (net of income taxes). Upon closing, assets under management and total headcount will be reduced by approximately $1.5 billion and 170 employees, respectively. The transaction closed on October 23, 2003.

PWM. In May 2003, Janus completed the acquisition of a 30% ownership interest in PWM, the named subadvisor for certain of the Company’s value products.

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

Acquisition of Berger Financial Group LLC (“Berger”) Minority. In February 2003, Janus purchased 100% of the outstanding Berger minority LLC interests. The purchase was executed with a combination of cash and Janus common stock.

Company Reorganization. On January 1, 2003, in response to the changing market environment, the Company reorganized its operations with the goal of eliminating redundant management teams, investment capabilities and infrastructure, and adopted a new business model that better capitalizes on the well-known Janus brand and leverages JCM’s existing and extensive global distribution relationships and network (the “Reorganization”). The Reorganization was accomplished by merging Janus Capital Corporation (a wholly owned subsidiary) into the Company, and changing the name of the Company from Stilwell Financial Inc. (“Stilwell”) to Janus Capital Group Inc. Janus’ headquarters were moved from Kansas City, Missouri, to the existing JCM offices in Denver, Colorado.

As a result of moving corporate headquarters and merging Berger growth funds into similar Janus funds, Janus closed the Stilwell facilities located in Kansas City, Missouri; closed the Berger facilities located in Denver, Colorado; and eliminated a majority of the work force (approximately 140) at Stilwell and Berger. In the third quarter 2002, Janus recorded approximately $39.4 million for severance expenses and $6.7 million related to facility closing costs and fixed asset impairments. The third quarter 2002 charge also includes $13.3 million in investment impairments related to certain cost basis investments. In the third quarter of 2003, the final estimate of the costs necessary to shut down the Berger and Stilwell offices and receive shareholder approval to merge the Berger Growth Funds with the comparable Janus funds was recorded, resulting in an additional charge of $2.6 million.

As of September 30, 2003 Janus has completed all restructurings. The remaining accrual relates to estimated losses on leases of long-term facilities, the majority of which have been subleased. See Part I, Item 1, Note 8 for a summary of accrued restructuring accruals.

Recent Accounting Pronouncements

As discussed in Part 1, Item 1, Note 2, management does not expect that the adoption of recent accounting pronouncements will have a material impact on Janus’ statement of financial position, results of operations or cash flow. Recent accounting pronouncements not mentioned in that note are not applicable to the Company’s operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003, Compared with the Three Months Ended September 30, 2002

Net Income. Janus had net income of $50.9 million, or $0.22 per diluted share, in the third quarter of 2003 compared to a net loss of $131.2 million, or $0.59 per diluted share, in the third quarter of 2002. The third quarter 2002 loss was caused in part by the following items: Reorganization charges of $59.4 million (discussed above), $26.0 million of additional restricted stock compensation and a non-cash deferred income tax charge related to DST of $107.8 million in the third quarter of 2002.

Assets Under Management/Revenue. Assets under management totaled $146.5 billion at September 30, 2003, a 2.2% decrease from assets of $149.8 billion at June 30, 2003, primarily due to $7.5 billion of net outflows offset by market appreciation of $4.2 billion. Net outflows were attributable to the following disciplines: $4.2 billion from growth equity, $1.0 billion from fixed income, $0.6 billion from core/blend and $2.3 billion from money market. The outflows were partially offset by net inflows of $0.5 billion and $0.1 billion in the mathematical and value disciplines, respectively.

Assets under management were as follows (in billions):

	September 30,		September 30,
	2003		2002

Growth Equity	$83.6	57.0%	$85.7	61.3%
Mathematical / Quantitative	11.1	7.6%	5.8	4.1%
Fixed Income	8.0	5.5%	6.0	4.3%
Core / Blend	20.5	14.0%	18.4	13.2%
Value	7.3	5.0%	6.0	4.3%
Money Market	16.0	10.9%	17.9	12.8%

Total	$146.5	100.0%	$139.8	100.0%

Investment management and shareowner servicing fees increased 1.5% to $256.6 million from $252.7 million in the third quarter of 2002, primarily reflecting the increase in average assets under management. Average assets under management in the third quarter of 2003 increased 1.1% to $150.7 billion from $149.1 billion in the third quarter of 2002. Investment management and shareowner servicing fees are generally based upon a percentage of the market value of assets under management and are calculated under contractual agreements with Janus’ mutual funds, subadvised relationships and separate accounts.

Expenses. Employee compensation and benefits decreased $7.5 million, or 11.7%. As a result of the Reorganization and other employee reductions at JCM, firmwide headcount fell from approximately 1,600 employees at the beginning of the third quarter of 2002 to approximately 1,200 employees at September 30, 2003, which resulted in $4.3 million of lower base salary and benefits. The remaining decline was due to incentive compensation, which tends to be variable with average assets and includes annual firmwide bonuses and payments made to portfolio management and sales professionals. The decrease was due to the reduction in headcount combined with fewer fund performance targets achieved.

Restricted stock compensation decreased $27.3 million, or 59.5%, from the third quarter of 2002 due to the change in vesting schedule for restricted stock awards to a five-year pro rata vesting term in the third quarter of 2002. The change in the vesting resulted in the recognition of additional restricted stock compensation of $26.0 million, which would have been recognized in future periods under the original vesting schedule.

Marketing and distribution expense fell 16.1%, or $7.9 million, as a result of a decline in assets under management distributed through the third-party or adviser-assisted segment and lower discretionary advertising. Distribution fees, which constitute the majority of the marketing and distribution expenses, are based on a contractual percentage of the market value of assets under management distributed through the third-party or adviser-assisted segment. Advertising declined $2.0 million, approximately $0.7 million of which was due to the closure of Berger as a part of the Reorganization.

General, administrative and occupancy expenses increased $2.3 million, or 7.8%, as a result of an increase in corporate insurance policy rates of $2.0 million and a $2.2 million increase in relocation and recruiting expenses, caused by the hiring of several management-level employees and ongoing management searches. These increases were offset by an overall reduction in general operating items due to the decrease in headcount and facility closures.

The provision for income taxes decreased significantly due largely to the method of recording taxes associated with Janus’ investment in DST and the JCM equity grants made in April 2002. In the third quarter 2002, Janus began to investigate alternative transactions related to the disposition of its DST investment, including transactions that would be taxable at the full federal and applicable state income tax rates. Accordingly, a non-cash charge of $107.8 million was recorded to accrue additional deferred income taxes, resulting in taxes being provided on Janus’ share of DST earnings since 1995 at full statutory rates. Previous to this change, Janus had provided deferred income taxes on the unremitted earnings of DST net of the 80% dividends received deduction provided for under current tax law.

The impact of the JCM share grants made in April 2002 also contributed to a higher effective tax rate in 2002. Since the JCM shares represented profits interests (which are considered to have no value for tax purposes), a tax deduction was not available to the Company with respect to this compensation expense. On March 12, 2003, Janus converted all outstanding employee-held shares of JCM into shares of Janus common stock and now receives a tax deduction based on the fair market value of the awards on each annual vesting date. Due to the decline in the value of the awards since their grant date, a portion of the compensation expense (which is based on the value of the stock at the date of grant) was not deductible.

DST Systems, Inc. Janus’ equity earnings from DST increased to $18.3 million from $17.0 million as a result of DST repurchases of its common stock, which increased Janus’ ownership interest to 34.3% from 33.2%. DST’s diluted earnings per share totaled $0.45 and $0.42 in the third quarter of 2003 and 2002, respectively.

Nine Months Ended September 30, 2003, Compared with the Nine Months Ended September 30, 2002

Net Income. Janus had net income of $137.0 million, or $0.60 per diluted share, in the first nine months of 2003 compared to $39.7 million, or $0.17 per diluted share, in the first nine months of 2002.

Assets Under Management/Revenue. Assets under management totaled $146.5 billion at September 30, 2003, a 5.9% increase from assets of $138.4 billion at December 31, 2002. Assets under management for the first nine months of 2003 increased due to market appreciation of $16.1 billion offset by net outflows of $8.0 billion. The net outflows consisted of net redemptions of $9.2 billion in the growth equity discipline, net inflows of $2.8 billion in the other (non-money market) investment disciplines and net redemptions of $1.6 billion in the money market discipline.

Investment management and shareowner servicing fees decreased 16.7% to $733.3 million from $880.1 million in the first nine months of 2002, reflecting the decline in average assets under management. Average assets under management in the first nine months of 2003 declined 15.9% to $143.9 billion from $171.2 billion in the first nine months of 2002. Investment management and shareowner servicing fees are generally based upon a percentage of the market value of assets under management and are calculated under contractual agreements with Janus’ mutual funds, subadvised relationships and separate accounts.

Expenses. Employee compensation and benefits decreased $21.6 million, or 11.0%. As a result of the Reorganization and other employee reductions at JCM, firmwide headcount fell from approximately 1,800 employees at the beginning of 2002 to approximately 1,200 employees at September 30, 2003, which resulted in $13.2 million of lower base salary and benefits. Incentive compensation, which tends to be variable with average assets and includes annual firmwide bonuses and payments made to portfolio management and sales professionals, declined $17.5 million due to the reduction in average assets under management, headcount and fewer fund performance targets achieved. These declines were partially offset by $12.1 million of retention bonuses and severance charges incurred in 2003. Final retention bonuses were paid to certain Stilwell and Berger employees as part of the Reorganization for successfully transitioning responsibilities to Janus management. Severance costs were related to employee reductions at JCM.

Restricted stock compensation decreased $14.1 million to $60.6 million, or 18.9%, due to a $26.0 million third quarter 2002 charge related to the change in vesting schedule for restricted stock awards to a five-year pro rata schedule.

Marketing and distribution expense fell 27.5%, or $47.2 million, as a result of a decline in assets under management distributed through the third-party or adviser-assisted segment and reduced discretionary advertising. Distribution fees, which constitute the majority of the marketing and distribution expenses, are based on a contractual percentage of the market value of assets under management distributed through the third-party or adviser-assisted segment. Advertising declined $7.8 million, approximately $2.6 million of which was due to the closure of Berger as a part of the Reorganization.

General, administrative and occupancy expenses declined $3.1 million, or 3.3%, due to fluctuations in the following items:

•	a decline in professional services of $4.0 million caused by the conversion of JCM from a corporation to a limited liability company in 2002,

•	an increase in corporate insurance rates of approximately $6.0 million,

•	an increase in relocation and recruiting expenses of $3.0 million caused by the hiring of several new members of the Janus management team and ongoing searches for certain management-level positions and

•	an overall decrease in operating expenses of approximately $7.0 million due to a reduction in headcount and facility closures.

Although the average outstanding debt balances decreased in the first nine months of 2003 compared to the same 2002 period, interest expense increased $4.6 million due to Convertible Notes (issued in April 2001) being partially replaced during 2002 by two issuances of Senior Notes bearing higher interest rates.

The provision for income taxes decreased significantly due largely to the method of recording taxes associated with Janus’ investment in DST and the JCM equity grants made in April 2002.

DST Systems, Inc. Janus’ equity earnings from DST decreased to $53.5 million from $54.1 million. A decline in DST’s net income from $163.6 million for the nine-month period ended September 30, 2002, to $157.3 million for the same period in 2003 was offset by DST repurchases of its common stock, which increased Janus’ ownership interest to 34.3% from 33.2%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data for the nine-month periods ended September 30, 2003 and 2002, is as follows (in millions):

	2003	2002

Cash flows provided by (used for):
Operating activities	$168.2	$217.4
Investing activities	(170.8)	(97.7)
Financing activities	(26.8)	(267.2)

Net decrease in cash and cash equivalents	(29.4)	(147.5)
Balance beginning of period	152.5	230.2

Balance end of period	$123.1	$82.7

Nine Months Ended September 30, 2003, Compared with the Nine Months Ended September 30, 2002

Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital expenditures. Janus generated $168.2 million of cash flows from operations in the nine months ended September 30, 2003, compared to $217.4 million in the comparable 2002 period, a decline of $49.2 million. The decline is attributable to the payment of previously accrued restructuring and severance payments related to the Reorganization, totaling $35.3 million. The remainder of the decrease results from changes in working capital items, which vary from quarter to quarter based on the timing of payments.

Cash used for investing activities of $170.8 million in the nine-month period ended September 30, 2003, related to investments in advised funds, the acquisition of the Berger minority interest, the exercise of a call option to purchase an additional 27.5% of INTECH from the minority owners and the acquisition of a 30% ownership interest in PWM. In 2002, the primary use of cash for investing activities related to the acquisition of INTECH and the purchase of investments.

Cash used for financing activities in the nine-month period ended September 30, 2003, totaled $26.8 million and related to distributions to minority owners. Cash used for financing activities in the first nine months of 2002 related to the repayment of the convertible notes offset by the issuance of Senior Notes.

Future Capital Requirements

Short-Term Capital Requirements. Janus believes cash from operations should be sufficient to satisfy its short-term operating and capital requirements. Expected short-term uses of cash include interest payments on outstanding debt, contingencies related to the mutual fund trading investigation and capital expenditures. Management also expects that the holders of the zero-coupon convertible Senior Notes issued on April 30, 2001, will require Janus to repurchase all outstanding notes with an accreted value of $84.0 million in April 2004.

As discussed in significant developments above, Janus and DST have agreed upon a transaction to monetize a portion of Janus’ DST ownership. Based on the high end of the pricing collar, Janus will receive an estimated $999.0 million of cash in the fourth quarter from this transaction. Janus is considering the following possible uses of the proceeds from this transaction:

•	approximately $350 million to $450 million in repurchases of outstanding Janus debt,

•	up to $300 million of Janus common stock repurchases over the next three years,

•	at least $15 million investment in the printing and graphics business and

•	acquisitions of asset managers or printing businesses.

Additionally, as discussed in significant developments above, Janus could be subject to certain potential liabilities that could arise in connection with investigations related to market timing transactions by the NYAG and the SEC and the related civil suits. Although a complete estimate of potential contingencies cannot be determined yet, Janus could require additional cash to satisfy these liabilities.

On October 1, 2003 Janus amended the terms of its Credit Facility. The amendment was necessary to approve the DST exchange transaction. Available borrowings under the facility were not changed, but certain covenants were modified and the maturity date was shortened 12 months to October 23, 2004. The amendment does not become effective until the closing of the DST exchange transaction.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except for the DST transaction there has been no material change with respect to market risk from that described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Janus currently owns 39.7 million shares, or 34%, of DST Systems, Inc. (NYSE: DST), a publicly traded company. As Janus accounts for DST as an equity method investment, changes in the market price of DST are not reflected in the consolidated results of operations or financial position. However, changes in the value of DST may impact the perceived value of Janus stock. As discussed in significant developments above, Janus and DST have agreed upon a transaction to monetize 32.3 million shares of Janus’ DST ownership. The value received by Janus for these shares is subject to a pricing collar of $30.00 to $34.50, based on the average DST share price during the 20 trading day period prior to the close of the transaction. If the average DST share price is between $30.00 and $34.50, the share price at which the exchange will occur will equal the DST share price as calculated. If the average DST share price is below $30.00 or above $34.50, the exchange will occur at $30.00 per share or $34.50 per share, respectively.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2003 and, based on its evaluation, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. In addition, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Securities and Exchange Commission (“SEC”) and the Office of the New York State Attorney General (“NYAG”) are investigating trading practices in the mutual fund industry. The investigation was prompted by the NYAG’s settlement with a hedge fund, Canary Capital, which allegedly engaged in irregular trading practices with certain mutual fund companies. While Janus was not named as a defendant in the NYAG complaint against the hedge fund, Janus is mentioned in the complaint as having allowed the firm to “market time” select Janus funds. The NYAG complaint alleges that this practice is in contradiction to Janus’ stated prospectus policies. Investigations by the NYAG, the SEC and the NASD into these practices are ongoing.

To date, Janus has received complaints in approximately 54 civil actions. These actions have been filed in federal court in Colorado, New Jersey, New York and Pennsylvania, and in state court in California, Colorado, Illinois, New Jersey and New York. Janus has removed the state-court actions in which it has been served to the respective federal courts. Janus has filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all of the federal actions to a single court for coordinated proceedings. In each jurisdiction, Janus has requested a stay of all proceedings pending a transfer order from the Panel.

The civil actions against Janus generally allege that Janus allowed certain hedge funds and other investors to engage in “market timing” trades in Janus mutual funds. While the various complaints assert a number of legal theories, two general claims predominate: (1) that Janus’ allowance of “market timing” trading violated the anti-fraud provisions of the federal securities laws; and (2) that by allowing “market timing” trading, Janus breached its fiduciary duties — as established by state common law or federal statute — to the funds and/or individual investors.

The actions brought against Janus include actions purportedly on behalf of a class of Janus fund investors, cases allegedly brought on behalf of the Janus funds themselves, a case asserting claims both on behalf of an investor class and derivatively on behalf of the funds, a derivative suit by Janus equity shareholders against the Board of Directors of Janus, and a purported ERISA action against the managers of the Janus 401(k) plan. The complaints also name various defendants. One or more of the Janus entities (Janus Capital Group Inc., Janus Capital Management LLC, or Janus Capital Corporation) are named in every action. In addition, actions have been brought against Janus Investment Fund and/or one or more of the individual funds, the Janus Fund Trustees, officers of Janus, and Directors of Janus.

Janus cannot predict the outcome of these actions and management is unable to determine the total potential impact that they may have on Janus’ results of operations, financial position and cash flows.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

3.1.1	Delaware Certificate of Incorporation of Stilwell Financial Inc. as Amended and Restated on June 14, 2000, is hereby incorporated by reference from Exhibit 3.1.1 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3.1.2	Certificate of Designation dated June 15, 2000, establishing Series A Preferred Stock, is hereby incorporated by reference from Exhibit 3.1.2 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3.2	Bylaws of Stilwell Financial Inc. as Amended and Restated on June 12, 2000, is hereby incorporated by reference from Exhibit 3.2 to Stilwell’s Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3.3	Bylaws of Stilwell Financial Inc. as Amended and Restated on January 29, 2001, to be effective on May 11, 2001, is hereby incorporated by reference from Exhibit 10.3 to Stilwell’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-15253)
3.4	Bylaws of Stilwell Financial Inc. as Amended and Restated on May 8, 2002, is hereby incorporated by reference from Exhibit 3.1 to Janus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, incorporated herein by reference (File No. 001-15253)
3.5	Bylaws of Janus Capital Group Inc. as Amended and Restated on December 11, 2002, is hereby incorporated by reference from Exhibit 3.1 to Janus’ Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)
3.6	Certificate of Ownership and Merger, Merging Janus Capital Corporation with and into Stilwell Financial Inc., is hereby incorporated by reference from Exhibit 3.1 to Janus’ Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)
10.14.7	Amendment dated October 1, 2003, among Janus Capital Group Inc. and Citibank, N.A. as administrative agent for the lenders named herein, with respect to the Five-Year Credit Agreement
31.1	Certification of Mark B. Whiston, Vice Chairman of the Board, President, Chief Executive Officer and Director of registrant
31.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of registrant
32.1	Certification of Mark B. Whiston, Vice Chairman of the Board, President, Chief Executive Officer and Director of registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

On September 30, 2003, Janus Capital Group Inc. filed a current report on Form 8-K, that furnished a message from its CEO, Mark Whiston, to shareholders of the mutual funds managed by Janus, and a letter from Dennis B. Mullen, Lead Independent Trustee of the Janus Funds, to shareholders of the Janus Funds.

On September 8, 2003, Janus Capital Group Inc. filed a current report on Form 8-K, that furnished a press release announcing the measures that Janus will take to address issues raised by New York Attorney General Eliot Spitzer.

On August 26, 2003, Janus Capital Group Inc. filed a current report on Form 8-K, that furnished a press release announcing that Janus has signed a definitive agreement with DST Systems, Inc. (NYSE: DST) under which Janus will transfer to DST 32.3 million shares of DST common stock in exchange for 100% of a wholly-owned DST subsidiary which is currently part of DST’s Output Solutions segment.

On July 30 2003, Janus Capital Group Inc. filed a current report on Form 8-K, that furnished a press release reporting its financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2003

Janus Capital Group Inc.

/s/ Mark B. Whiston

Mark B. Whiston
Vice Chairman of the Board, President,
Chief Executive Officer and Director

/s/ Loren M. Starr

Loren M. Starr
Senior Vice President and
Chief Financial Officer

/s/ Gregory A. Frost

Gregory A. Frost
Vice President and Controller
(Principal Accounting Officer)

JANUS CAPITAL GROUP INC.
INDEX TO EXHIBITS

		Regulation S-K
		Item 601(b)
Exhibit No.	Document	Exhibit No.

10.14.7	Amendment dated October 1, 2003, among Janus Capital Group Inc. and Citibank, N.A. as administrative agent for the lenders named herein, with respect to the Five-Year Credit Agreement	10.14
31.1	Certification of Mark B. Whiston, Vice Chairman of the Board, President, Chief Executive Officer and Director of registrant	31.1
31.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of registrant	31.2
32.1	Certification of Mark B. Whiston, Vice Chairman of the Board, President, Chief Executive Officer and Director of registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
32.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2