Form 10-K
period 2003-12-31
JANUS CAPITAL GROUP INC
filed 2004-03-15
CIK 1065865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15253

Janus Capital Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1804048 (I.R.S. Employer Identification No.)

151 Detroit Street, Denver, Colorado	80206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(303) 333-3863

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Per Share Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $3,927,044,288 (based on the closing price of the common stock on New York Stock Exchange on June 30, 2003).

     The Company’s common stock is listed on the New York Stock Exchange under the symbol “JNS”. As of March 3, 2004, 239,509,116 shares of common stock were outstanding. On such date, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $4,239,311,353 (based on the closing price of the common stock on New York Stock Exchange on March 3, 2004).

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into which incorporated

Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2003	Part III

JANUS CAPITAL GROUP INC.

2003 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. (“Janus” or the “Company”) may make other written and oral communications from time to time (including, without limit, in the Company’s 2003 Annual Report to Stockholders) that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “estimate”, or “continue‘ and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1, Business, under “Risk Factors” and elsewhere in this report. Janus cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 1.	Business

Business and Distribution Strategy

      Janus Capital Group Inc. and its consolidated subsidiaries (collectively, “Janus” or the “Company”) sponsor, market and provide investment advisory, distribution and administrative services primarily to mutual funds in both domestic and international markets. The majority of Janus’ revenues are largely dependent on the total value and composition of assets under management, primarily consisting of domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets, relative investment performance, net flows and changes in the composition of assets under management are all factors that have a direct effect on the Company’s operating results. As of December 31, 2003, the Company managed $151.5 billion in assets across multiple investment disciplines.

      Janus’ strategy is centered on developing “best of breed” investment management across multiple investment disciplines, developed internally and through acquisition. Janus has long been recognized for growth equity investing, beginning with the launch of the Janus Fund in 1969. Over the last few years, Janus began to expand its product offerings, adding risk-managed products with the acquisition of Enhanced Investment Technologies, LLC (“INTECH”), and value products through investments in Bay Isle Financial LLC (“Bay Isle”) and Perkins, Wolf, McDonnell and Company, LLC (“PWM”), and a strategic alliance with Vontobel Asset Management, Inc. (“Vontobel”).

      The diverse lineup of products in various investment disciplines offered by Janus includes growth, core/blend, international, value and risk-managed equity funds, as well as specialty fixed income and money market funds. This business model attempts to leverage a single Janus brand and global distribution network and, most importantly, bring greater diversity to Janus’ product offerings that may ultimately help to insulate the Company from market fluctuations as investment styles and disciplines shift in and out of favor.

      Each investment discipline is managed according to the style and strength of the respective money management firm. This strategy allows each affiliate to stay focused on its respective core competency or area of expertise, as follows:

•	Janus Capital Management LLC (“JCM”) is one of the largest equity managers in the United States specializing primarily in growth, core/blend and international equity investing. For more than three decades, JCM has employed a bottom-up, company-by-company investment approach based on the conviction that stock prices ultimately follow earnings growth.

•	INTECH has been managing institutional assets since 1987 using mathematically driven equity investing strategies. INTECH’s unique investment process is based on a mathematical theory that attempts to capitalize on the random nature of stock price movements with the goal of outperforming a passive index while minimizing risk. From the date of acquisition (February 28, 2002) through the end of 2003, INTECH’s assets under management have increased 138% from $6.0 billion to $14.3 billion, respectively.

•	PWM, with more than 22 years of industry experience, focuses on small- and mid-cap value investing through intensive research and careful consideration of risks.

•	Bay Isle specializes in large- and small-cap value, and REIT equity investing. For more than 16 years, Bay Isle has employed a bottom-up analysis with an intense focus on quality companies that trade at discounts to their fair market value.

•	Vontobel has been managing value-style equity portfolios for institutional clients since 1988. Vontobel’s concentrated approach to value investing is available in large-cap U.S. value and international equity disciplines.

      Janus employs a broad and open distribution strategy both domestically and abroad. Janus’ domestic distribution network includes its direct no-load business and its well-established third-party partnerships across the mutual fund supermarket, retirement plan, variable annuity and mutual fund wrap channels. Additionally, Janus packages products for distribution in the institutional separate account and subadvised channels both domestically and abroad. Janus’ expanding product offerings and its broad and open distribution strategy across several key channels is represented in the following charts at December 31, 2003:

Assets Under Management by Distribution Segment ($151.5 billion)	Assets Under Management by Discipline ($151.5 billion)

      Janus offers four distinct domestic mutual fund families: Janus Investment Fund (“JIF”), Janus Aspen Series (“JAS”), Janus Adviser Series (“JAD”) and Janus Adviser. Each is priced appropriately for its respective distribution channel. These fund families and the distribution channels they serve offer the complementary investment disciplines of JCM, INTECH, PWM, Vontobel and Bay Isle.

      Janus’ original fund family, JIF, primarily serves the investment needs of the direct and retail supermarket investors. Janus services approximately 4.5 million accounts in the traditional no-load channel.

      The JAS fund family was launched in September 1993 exclusively for third-party distribution of variable annuities and certain qualified retirement plans. The JAS funds are sold primarily through insurance companies and broker dealers.

      The JAD fund family was introduced in August 2000 to meet the growing needs of Janus’ retirement plan and advisor-assisted businesses. JAD offers multiple share classes (currently I and C shares) and is sold exclusively through financial intermediaries and retirement plans.

      The Janus Adviser fund family was introduced in October 2003. The existing series of Janus Adviser funds were formed from the reorganization of Class A and Class C shares of Vontobel U.S. Value Fund and Vontobel International Equity Fund. Janus Adviser offers multiple share classes (currently A, I and C shares) and is sold primarily through financial intermediaries and retirement plans.

      Janus International, the Company’s offshore distribution channel, was launched in October 1998 to bring the Janus approach of investment management to institutional and retail investors outside the United States. Janus’ international product line is sold through a range of Dublin-based funds, including the Janus World Funds Plc (“JWF”) and separately managed accounts. Collectively, JIF, JAS, JAD, Janus Adviser and JWF are referred to herein as the “Janus Funds”.

Industry Segment Financial Information

      For purposes of segment reporting, Janus has three segments: Investment Management, representing businesses that derive the majority of their revenues from providing investment management services under investment advisory agreements; DST, composed of the Company’s equity investment in DST Systems, Inc. (“DST”); and Printing and Fulfillment, composed of the graphics design, commercial printing and fulfillment operations. The Investment Management segment generated approximately 94%, 93% and 98% of Janus’ revenue in 2003, 2002 and 2001, respectively.

      Janus reports geographic area information with respect to revenues and long-lived assets based on where services are performed. Primary locations are the United States and the United Kingdom. See additional information in Part II, Item 8, Financial Statements and Supplementary Data, Note 20 — Segment and Geographic Information, of this Form 10-K.

Competition

      The investment management industry is relatively mature and saturated with competitors that provide services similar to Janus and often have undifferentiated capabilities. As such, Janus generally encounters significant competition in most areas of its business. Janus competes with mutual fund advisors, brokerage and investment banking firms, insurance companies, banks and other financial institutions, many of which are larger, have proprietary access to distribution, have a broader range of product choices and investment capabilities and have greater capital resources. Janus’ ability to successfully compete in this market is based on its ability to achieve superior short- and long-term investment performance; to maintain its current distribution relationships and to continue to build new ones; to develop products with pricing that aligns well with its distribution channels and are attractive to underlying clients and investors; to offer multiple investment choices; to provide effective shareowner servicing; to retain and grow the confidence of its clients; and to develop and leverage its brand.

      Competition in the mutual fund industry continues to increase as a result of greater flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares, and as a result of consolidation and acquisition activity within the industry. Furthermore, the marketplace for investment products is rapidly changing; investors are becoming more sophisticated, the demand for and access to investment advice and information are becoming more widespread, and more investors are demanding investment vehicles that are customized to their personal situations. The extent of any adverse impact on mutual fund demand due to the increasing availability of alternative product types, such as hedge funds, exchange traded funds and separate accounts, is uncertain.

Regulation

      The investment management industry is subject to extensive federal and state laws and regulations intended to benefit or protect the shareholders of funds managed by Janus and advisory clients of Janus. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of Janus’ business for failure to comply with the laws and regulations. Possible consequences or sanctions for such failure to comply include, but are not limited to; voiding of investment advisory and subadvisory agreements; the suspension of individual employees; limitations on engaging in certain lines of business for specified periods of time; and/or revocation of registrations, censures and fines.

      The Securities and Exchange Commission (“SEC”) is the federal agency generally responsible for administering the federal securities laws. Certain subsidiaries of Janus are registered investment advisors under the Investment Advisors Act of 1940 (the “Investment Advisors Act”) and, as such, are supervised by the SEC. The Investment Advisors Act requires registered investment advisors to comply with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations. Certain subsidiaries of Janus are also registered with various states, and thus are subject to the oversight and regulation of such states’ regulatory agencies.

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

      Janus’ broker-dealer subsidiary is registered with the SEC under the Securities Exchange Act of 1934 and is a member firm of the National Association of Securities Dealers (the “NASD”), the securities industry’s self-regulatory organization. The NASD has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives.

      Registered broker-dealers and members of the NASD are subject to net capital requirements, including those of various federal and state regulatory agencies. The net capital of Janus’ broker-dealer has consistently met or exceeded all minimum requirements. Many of the non-U.S. securities exchanges and regulatory authorities also have imposed rules (and others may impose rules) relating to capital requirements applicable to Janus’ foreign subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity, and require that a minimum amount of assets be kept in relatively liquid form.

      Janus’ broker-dealer is also subject to regulation under state law in some states. The federal securities laws prohibit states from imposing substantive requirements on broker-dealers that exceed those under federal law. This does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers and their employees for engaging in misconduct.

      Janus subsidiaries are also subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) and related regulations to the extent they are considered “fiduciaries” under ERISA with respect to some of their clients. ERISA, related provisions of the Code and regulations issued by the Department of Labor impose duties on persons who are fiduciaries under ERISA, and prohibit some transactions involving the assets of each ERISA plan which is a client of a Janus subsidiary, as well as some transactions by the fiduciaries (and several other related parties) to such plans.

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

Employees

      As of December 31, 2003, Janus had 1,048 full-time employees in the Investment Management segment and 443 full-time employees in the Printing and Fulfillment segment. No Janus employees are represented by a labor union.

Available Information

      Janus files reports with the SEC. Copies of Janus’ filings can be obtained from the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information can be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

      Janus files reports with the SEC electronically via the internet. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Janus makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments thereto as soon as reasonably practical after such filing has been made with the SEC. Reports may be obtained through the Janus Capital Group website (www.Janus.com) or by contacting Janus at 303-691-3905.

      Janus’ Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer, chief financial officer and controller) (the “Officer Code”); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees (including the audit, compensation and nominating committees) are available on its website (www.Janus.com), and printed copies are available to any shareholder upon request by calling Janus at 303-691-3905. Any future amendments to or waivers of the Officer Code will be posted to the Janus website.

Risk Factors

The ongoing investigations by the SEC, the New York Attorney General, the Colorado Attorney General and other regulators could result in significant penalties and/or reductions in Janus’ revenues.

      The SEC, the New York Attorney General, the Colorado Securities Commissioner, the Colorado Attorney General, the NASD, the West Virginia Attorney General, the Florida Department of Financial Services, and one or more U.S. Attorney offices and other regulators are investigating trading practices in the mutual fund industry including Janus, current and former Janus employees and the Janus Funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Developments and Transactions”.

      As of the date of this filing, charges have not been filed against Janus in connection with market-timing activities in the mutual fund industry. In the event that charges are filed, Janus could face significant penalties, which could include the revocation or suspension of our qualification to act as an investment advisor or to be associated with an investment company. Such penalties or an enforcement action against the Company or an employee could have a material adverse effect on the Company’s future success. In addition, any resolution of these investigations could include, but may not be limited to, sanctions, penalties, payments to fund shareholders, personnel changes and structural changes in the governance of Janus’ mutual fund business.

      The office of the New York Attorney General has sought reductions in management fees charged to mutual funds in connection with settlements with other mutual fund investment advisors. If Janus were required to reduce its advisory fees, revenues would decline. Any significant decline would have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Increased scrutiny of the mutual fund industry could result in changes in the regulatory environment in which Janus operates, and could have a material adverse effect on the Company.

      As a result of the increased scrutiny of the mutual fund industry resulting from the mutual fund trading investigations, the United States Congress, the SEC, other government authorities and the media are focusing intense scrutiny on the mutual fund industry.

      In addition to the investigations by the SEC and certain state Attorneys General, recent Congressional hearings have suggested proposed changes to the regulation of the mutual fund industry generally. One bill offered in the Senate proposed a Mutual Fund Oversight Board similar to the Public Company Accounting Oversight Board. The SEC has also proposed new regulations to require written codes of ethics for investment advisers and statements with extensive disclosures of cost schedules and compensation schemes, including commissions and related incentive structures. Compliance with these and other potential new reporting and operational requirements and regulations will likely increase the cost of operating mutual funds.

      As a result, the regulatory environment in which Janus operates has changed and may continue to change. Janus may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. In addition, this increased scrutiny and these investigations could adversely affect investor confidence in the mutual fund industry in general and/or Janus and the Janus Funds, which may lead to decreases in new investments or increases in redemptions, and thus a decrease in revenues.

The outcomes of lawsuits brought against Janus involving allegations made in the mutual fund trading investigations may have a material adverse effect on the business, financial condition and results of operations.

      Janus, the Janus board of directors, certain of the Janus Funds, the Janus Fund trustees and certain officers of Janus have received complaints in more than 60 civil actions. These lawsuits, most of which are pleaded as class actions, seek unspecified compensatory and punitive damages. Each of these cases is in a preliminary stage, and as a result, Janus is unable to determine the total potential impact that they may have on the results of operations, financial position and cash flows, or to estimate the range of potential losses that the Company would incur if the plaintiffs in any of these actions were to prevail. Any settlement or judgment on the merits of these actions could be significant, and Janus may not have the financial resources necessary to satisfy any such settlement or judgment.

Any decrease in assets under management would adversely affect revenues and profits.

      Since the majority of Janus’ revenues relate directly to the value of the assets under management, any decrease in the value or amount of those assets would have an adverse effect on revenues. Assets under management may decline for various reasons, many of which are not under Janus’ control. For any period in which revenues decline, Janus’ profits and profit margins may decline by a greater proportion because certain expenses remain relatively fixed.

      Janus’ reputation could be damaged as a result of the issues related to the mutual fund trading investigations and litigation. The investment management business is highly dependent on the trust and confidence of investors, and any damage to that trust and confidence could cause investors to not invest new assets or withdraw existing assets and result in a decrease in assets under management. Subsequent to the announcement of the investigation, Janus experienced an increase in the net redemptions of long-term assets (non-money market). In the first nine months of 2003, Janus experienced average net outflows of long-term assets of approximately $2.2 billion per quarter compared to $7.9 billion during the fourth quarter of 2003. In the first two months of 2004, net outflows of long-term assets totaled $5.0 billion.

      Other factors that could decrease assets under management (and therefore revenues) include the following:

Declines in the market value of the assets in the funds and accounts managed. Declines could be caused by price declines in the securities markets generally, by price declines in the market segments in which those assets are concentrated or by firm-specific events that may significantly affect the valuation of individual security holdings held by Janus portfolios and client accounts. Janus’ assets under management are concentrated in the U.S. equity markets, and to a lesser extent, in the international equity markets. The effect of market price declines will be compounded if the funds and accounts managed underperform the applicable market or segment. In the case of money market funds, which invest exclusively in high-quality, short-term money market instruments, as well as other funds that invest in fixed income securities, the value of the assets in such funds may decline as a result of changes in interest rates, an issuer’s actual or perceived creditworthiness or an issuer’s ability to meet its obligations.

Redemptions and other withdrawals from the funds and accounts managed. Investors (in response to adverse market conditions, the present investigations and lawsuits, the pursuit of other investment opportunities or otherwise) may reduce their investments in mutual funds in general, their investments in specific Janus Funds or in the market segments in which Janus portfolios and client accounts are concentrated. In addition, investors may move their funds to other investment managers due to poor investment performance of the funds and accounts managed by Janus or other portfolio risk characteristics.

Janus’ business is dependent on investment advisory agreements that are subject to termination, non-renewal or reductions in fees.

      Most of Janus’ revenues are derived pursuant to investment advisory agreements with mutual funds and other separate and private accounts. The termination of, or failure to renew, a significant number of these agreements or the reduction of the fee rates applicable to such agreements, could have a material adverse impact on revenues and profits. With respect to investment advisory agreements with mutual funds, these agreements may be terminated by either party with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940, as amended), and must be approved and renewed annually by the disinterested members of each fund’s board of directors or trustees, or its shareowners, as required by law. In addition, the board of trustees or directors of certain funds and separate and private accounts of Janus generally may terminate these investment advisory agreements upon written notice for any reason.

Janus’ inability to access clients through third-party distribution channels would have a material adverse effect on Janus’ financial condition, results of operations and business prospects.

      Janus’ ability to market our mutual funds, subadvisory services and investment services is partly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, brokers, banks and other intermediaries. These intermediaries generally offer their clients various investment products in addition to, and in competition with, Janus. Further, the private account business uses referrals from financial planners, professional investment advisors and other professionals. Janus cannot be certain that it will continue to have access to these third-party distribution channels. The inability to access clients through third-party distribution channels could have a material adverse effect on Janus’ financial condition, results of operations and business prospects.

If the Internal Revenue Service (“IRS”) were to successfully contend that the exchange transaction with DST did not qualify as a tax-free reorganization, Janus would face a significant tax liability.

      On December 1, 2003, Janus exchanged 32.3 million common shares of DST for 100% of the shares of Capital Group Partners, Inc. (“CGP”) (the “DST exchange transaction”). The transaction was implemented in reliance on opinions from Janus’ tax advisors that, although the matter is not free from doubt, the transaction should qualify as a tax-free exchange under Section 355 of the Code. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Long-Term Liquidity and Capital Requirements — Other Sources of Liquidity.

      The tax opinions received by Janus are not in any manner binding upon the IRS. In early 2003, representatives of Janus and DST engaged in preliminary discussions with representatives of the IRS National Office with respect to whether the IRS believed it would be likely to issue a private letter ruling on the DST exchange transaction if a request for such a private letter ruling were to be filed. Such discussions with the IRS included the initial information about the transaction with a limited set of facts. The representatives of the IRS indicated that it would be unlikely that the IRS would issue a private letter ruling on a transaction involving the exchange of a company having cash assets that represented such a high percentage of total asset value, as was the case with respect to CGP. Following such preliminary discussions, neither DST nor Janus proceeded with a submission of a request for a private letter ruling or a submission of the information regarding the DST exchange transaction that ordinarily would be submitted with such a request. Instead, Janus and DST proceeded with the DST exchange transaction relying on the tax opinions of their respective tax advisors.

      If the IRS were to successfully challenge the tax-free treatment of the DST exchange transaction, Janus would be deemed to have a taxable gain of up to $1.1 billion as of December 1, 2003, the effective date of the DST exchange transaction, resulting in an additional tax liability of up to $430 million for 2003. Janus would also be required to pay interest on such tax liability through the date of payment of the tax and accrued interest. If Janus were to incur such a tax liability in the future, the Company may not have readily available resources to pay such liability at that time. Such payment would have a material adverse effect on liquidity, results of operations and financial condition.

Additional reductions in long-term debt ratings could negatively impact Janus.

      Two nationally recognized credit rating agencies lowered Janus’ long-term debt rating during 2002, reflecting the relatively high leverage (compared to industry peers) and concentrated asset mix that led to substantial declines in earnings and cash flows. In 2003, the rating agencies indicated that they are likely to lower the long-term debt rating again in the near future if Janus does not reduce its leverage and experience improved asset growth. Further reductions of such ratings could negatively impact Janus’ ability to obtain future financing, increase the cost of any new borrowing arrangements and potentially impact Janus’ ability to retain and attract clients.

Janus’ inability to attract and retain key personnel could have a material adverse effect on the Company’s future success.

      Janus’ business is similar to other investment management businesses in that it is dependent on the ability to attract, retain and motivate highly skilled, and often highly specialized, technical, executive and management personnel.

      The market for investment managers is extremely competitive and is increasingly characterized by the frequent movement of investment managers among different firms. In addition, since individual investment managers often maintain a strong, personal relationship with their clients that is based on their clients’ trust in the manager, the departure of a manager could cause the loss of client accounts, which could have a material adverse effect on Janus’ liquidity, results of operations and financial condition.

      In 2003, Janus experienced a greater than usual turnover of executive and management personnel. If such turnover continues and Janus is unable to replace key personnel with highly qualified individuals, it could have a material adverse effect on Janus’ liquidity, results of operations and financial condition.

Janus’ business is vulnerable to failures in support systems and customer service functions that could lead to loss of customers or claims against Janus.

      The ability to consistently and reliably obtain securities pricing information, process shareowner transactions and provide reports and other customer service to the shareowners of funds managed by Janus is essential to our operations. Any delays or inaccuracies in obtaining pricing information, processing shareowner transactions or providing reports, and any inadequacies in other customer service, could alienate customers and potentially give rise to claims against Janus. Janus’ customer service capabilities, as well as Janus’ ability to obtain prompt and accurate securities pricing information and to process shareowner transactions and reports, is highly dependent on communications and information systems and on third-party vendors.

      These systems could suffer failures or interruptions due to various natural or man-made causes, and the back-up procedures and capabilities may not be adequate to avoid extended interruptions in operations. Additionally, in the past few years Janus has placed greater reliance on its automated customer service systems, thereby increasing the related risks if such systems were to fail.

Antitakeover provisions of Janus’ governing documents and the rights plan could delay or prevent a change in control of the Company.

      Provisions of Janus’ certificate of incorporation, bylaws and shareholders’ rights plan might have the effect of discouraging or delaying certain transactions involving an actual or potential change in control of Janus. For example, Janus’ certificate of incorporation and bylaws authorize blank series preferred stock, require a supermajority stockholder vote for approval of certain types of business combinations, establish a staggered board of directors and impose certain procedural and other requirements for some corporate actions. The shareholders’ rights plan could significantly dilute the interest in Janus of persons seeking to acquire control without prior approval of Janus’ Board of Directors.

Item 2.	Properties

      Janus’ headquarters are located in Denver, Colorado. Janus’ Investment Management segment leases office space from non-affiliated companies for administrative, investment and shareowner servicing operations in Denver, Colorado; Westport, Connecticut; Oakland, California; Princeton, New Jersey; Palm Beach Gardens, Florida; the United Kingdom; and Hong Kong.

      The Printing and Distribution segment leases office space and equipment from non-affiliated companies for administrative, warehousing and production operations in Melville, New York; Kansas City, Missouri; New York, New York; Chicago, Illinois; and Sacramento, California.

      In the opinion of management, the space and equipment owned or leased by the Company are adequate for existing operating needs.

Item 3.	Legal Proceedings

      The information set forth in response to Item 103 of Regulation S-K under “Legal Proceedings” is incorporated by reference from Part II, Item 8, Financial Statements and Supplemental Data, Note 17 — Mutual Fund Investigation, of this Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the three-month period ended December 31, 2003.

PART II

Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters

      Janus’ common stock is traded on the NYSE (symbol: JNS). The following table sets forth the high and low sale and closing prices as reported on the NYSE composite tape for each completed quarter since January 1, 2002.

	1st Q ’02	2nd Q ’02	3rd Q ’02	4th Q ’02	1st Q ’03	2nd Q ’03	3rd Q ’03	4th Q ’03

High price	$29.24	$24.68	$18.50	$15.60	$14.73	$18.04	$19.00	$16.51
Low price	$22.14	$17.20	$11.51	$8.97	$9.46	$11.37	$13.25	$13.03
Closing price	$24.49	$18.20	$12.07	$13.07	$11.39	$16.40	$13.97	$16.51

      On March 3, 2004, there were approximately 4,330 holders of record of Janus’ outstanding common stock.

      Janus declared an annual $0.04 per share dividend in the second quarter of 2003 and 2002. Janus anticipates paying an annual $0.04 per share dividend in 2004.

Item 6.	Selected Financial Data

      The selected financial data below should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, of this Form 10-K and the consolidated financial statements and the related notes thereto, and the Reports of Independent Accountants thereon, included under Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K, and such data is qualified by reference thereto.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in millions, except per share data)
Income Statement:
Revenues	$994.7	$1,123.2	$1,536.8	$2,227.0	$1,195.3
Operating expenses	750.1	814.2	1,001.5	1,187.6	673.5

Operating income	244.6	309.0	535.3	1,039.4	521.8
Equity in earnings of unconsolidated affiliates	67.8	69.1	75.4	70.8	46.7
Interest expense	(60.5)	(57.5)	(34.5)	(7.4)	(5.6)
Gain on disposition of DST common shares	631.3	—	28.8	—	—
Other, net	11.4	8.7	19.8	102.5	27.1

Pretax income	894.6	329.3	624.8	1,205.3	590.0
Income tax (benefit) provision	(65.4)	231.8	217.7	427.0	216.6
Minority interest	4.2	3.0	100.7	112.1	57.6

Income from continuing operations	955.8	94.5	306.4	666.2	315.8
Discontinued operations	(5.9)	(9.8)	(4.1)	(2.5)	(2.7)

Net income	$949.9	$84.7	$302.3	$663.7	$313.1

Earnings per Share — Net income
Basic	$4.17	$0.38	$1.37	$2.98	$1.40
Diluted	$4.14	$0.38	$1.31	$2.90	$1.38
Dividends declared per share	$0.04	$0.04	$0.04	$0.02	N/A
Balance Sheet:
Total assets	$4,332.2	$3,321.7	$3,391.9	$1,581.0	$1,231.5
Long-term debt obligations	$768.8	$856.0	$399.5	$—	$—
Other long-term liabilities	$598.2	$764.9	$724.9	$253.8	$197.1
Operating Data (in billions):
Total assets under management	$151.5	$138.4	$192.5	$258.1	$257.4
Total average assets under management	$144.1	$162.8	$212.7	$299.5	$161.8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Revenues. Janus’ principal business is to provide investment advisory, distribution and administrative services to individual and institutional investors, primarily through mutual funds in both domestic and international markets. Revenues are largely derived pursuant to investment advisory agreements with mutual funds and other separate and private accounts, and are dependent on the total value and composition of assets under management. Accordingly, fluctuations in the financial markets and in the composition of assets under management directly affect revenue and operating results. Assets under management are affected by new money investments or redemptions and by market appreciation or depreciation. Factors that impact the level of net fund sales or redemptions include competitive fund performance, marketing efforts, reputation, and introduction and market reception of new products. Market appreciation and depreciation reflect fluctuations in investment values. The following graph presents the direct relationship between average assets under management and revenue for the investment management segment:

      Operating Expenses. Janus’ operating expense structure is composed of variable costs, which tend to fluctuate directly with average assets under management, and fixed costs, which generally do not vary with assets. Examples of variable costs include incentive compensation for portfolio management and sales personnel, the companywide bonus plans and third-party distribution costs. Fixed expenses are composed primarily of base salaries, restricted stock amortization, depreciation, and general and administrative costs. As average assets under management in 2003 declined approximately 32% from the levels experienced in 2001, variable expenses decreased 36% (consistent with average assets), but fixed expenses decreased only 17%. As a result, operating margins decreased from 34.8% in 2001 to 24.5% in 2003.

Overview of Operating Results

      Janus had net income of $949.9 million, or $4.14 per diluted share, in 2003 compared to $84.7 million, or $0.38 per diluted share, in 2002. The 2003 results include the financial impact of the DST exchange transaction of $807.7 million, or $3.51 per diluted share; a charge of $71.8 million, or $0.21 per diluted share, for costs associated with the mutual fund investigation; restructuring and impairments of $11.9 million, or $0.04 per diluted share; and a loss from the disposal of Nelson Money Managers Plc (“Nelson”) (reported as a discontinued operation) of $5.9 million, or $0.03 per diluted share. The 2002 results include a DST-related tax charge of $107.8 million, or $0.48 per diluted share, and restructuring and impairments of $59.4 million, or $0.17 per diluted share.

      Janus finished 2003 with assets under management of $151.5 billion, a $13.1 billion increase since the beginning of the year. Strong equity market returns in 2003 resulted in market appreciation of $30.8 billion, which was partially offset by net outflows of $16.2 billion, primarily concentrated in the growth equity discipline, and a reduction of $1.5 billion related to the disposition of Nelson. After the announcement of the mutual fund investigation in September 2003, Janus experienced an increase in redemption activity and a slowing of sales activity, with $8.1 billion of net outflows occurring in the last quarter of the year.

      At the beginning of 2003, Janus eliminated the holding company structure that it had operated under since becoming a public company in 2000. The new management team set and accomplished a number of goals in 2003:

•	In early 2003, the Company transitioned from a holding company structure to an integrated operating company, which eliminated significant overlapping levels of management and competing subsidiaries, and generated cost savings of approximately $10.0 million per quarter, relative to the third quarter 2002 expense base.

•	In March, Janus converted all outstanding employee-held shares of JCM into shares of public company stock, eliminating private ownership and clearly aligning the interests of public stockholders and employees.

•	Janus’ diversified its traditional growth-oriented offerings with the introduction of several new Janus-branded funds, including:

–	INTECH risk-managed;

–	Vontobel large-cap value;

–	PWM small- and mid-cap value; and

–	Bay Isle small-cap value and U.S. REITs.

•	Janus made significant progress in disposing of non-strategic assets and strengthening its balance sheet, as evidenced by the sale of Nelson, a U.K.-based investment management company, and the exchange of 32.3 million common shares of DST for stock in a corporation holding a printing and graphics design business and cash.

Significant Developments and Transactions — 2003

      DST Exchange Transaction. On December 1, 2003, Janus exchanged 32.3 million common shares of DST for 100% of the stock of CGP, a corporation that includes a printing and graphics design business with a value of $115.0 million, and $999.3 million in cash. The cash was contributed by DST into CGP prior to effecting the DST exchange transaction for the purpose of equalizing the value of the CGP stock with the value of the shares of DST common stock exchanged. The share disposition resulted in a $631.3 million gain and the reversal of previously recorded deferred income taxes of $176.4 million, as the transaction was implemented in reliance on opinions from Janus’ tax advisors that, although the matter is not free from doubt, the transaction should qualify as a tax-free exchange under Section 355 of the Code. No advance ruling on the transaction was obtained from the IRS. After the transaction, Janus owns 7.4 million shares of DST, or approximately 9%, and no longer accounts for DST as an equity method investment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Long-Term Liquidity and Capital Requirements — Other Sources of Liquidity.

      Mutual Fund Investigation. In September 2003, the Securities and Exchange Commission (“SEC”) and the Office of the New York State Attorney General (“NYAG”) publicly announced that they were investigating trading practices in the mutual fund industry. The investigations were prompted by the NYAG’s settlement with a hedge fund, Canary Capital, which allegedly engaged in irregular trading practices with certain mutual fund companies. While Janus was not named as a defendant in the NYAG complaint against the hedge fund, Janus was mentioned in the complaint as having allowed Canary Capital to “market time” certain Janus Funds. Market timing is an investment technique involving frequent short-term trading of mutual fund shares that is designed to exploit market movements or inefficiencies in the way mutual fund companies price their shares. The NYAG complaint alleges that this practice is in contradiction to policies stated in the prospectuses for certain Janus Funds.

      Janus or one or more of its subsidiaries has received subpoenas and formal or informal document requests from a number of legal and regulatory agencies  — including the NYAG, the SEC, the National Association of Securities Dealers, Inc., the Colorado Securities Commissioner, the Colorado Attorney General, the West Virginia Attorney General, the Florida Department of Financial Services, and one or more U.S. Attorney offices. The documentation and information sought by these agencies relate to a variety of matters, including but not limited to: late trading, market timing, improper disclosure of portfolio holdings, trading by executives in fund shares, certain revenue sharing arrangements, information related to cash and non-cash compensation paid to brokers, trading by Janus investment personnel in portfolio securities owned by Janus Funds, information provided to certain Janus fund trustees in connection with the review and approval of management contracts related to Janus Funds, information related to certain types of distribution and sales arrangements with brokers and other distributors of mutual fund products, and other topics related to the foregoing. Janus has also been subpoenaed in two grand jury proceedings as a witness. Janus’ only role in these grand jury proceedings has been to provide background information and trading records related to the grand juries’ investigations of other parties. In addition, the United Kingdom’s Financial Services Authority (“FSA”) announced at the end of 2003 that it was conducting an industry-wide review related to the market timing practices of UK investment management firms. In connection with such review, the FSA requested documentation from Janus’ UK subsidiary, Janus International Limited, related to market timing, late trading, disclosure of non-public information about portfolio holdings and related topics. Janus either has complied or intends to comply with these subpoenas and other document and information requests.

      As of March 9, 2004, none of the legal or regulatory agencies conducting investigations into market timing, late trading and other trading practices in the mutual fund industry have brought an enforcement action or commenced other legal proceedings against Janus, Janus employees or any of the Janus Funds. Janus has been and will continue cooperating with the federal and state legal and regulatory authorities that are conducting investigations related to trading practices in the mutual fund industry. While Janus has had discussions with government authorities to resolve the pending investigations, the outcome and timing of those discussions will be determined in large part by the government agencies. As in any investigation, the various regulators are assessing conduct by Janus and by its current and former employees. An enforcement action against the Company or an employee could have a material adverse effect on the Company’s future success. Any resolution of these investigations could include, but may not be limited to, sanctions, penalties, payments to fund shareholders, personnel changes and structural changes in the governance of Janus’ mutual fund business. In addition, the NYAG’s office has sought reductions in management fees charged to mutual funds in connection with settlements with other mutual fund investment advisors. It is possible that Janus could be required to reduce its management fees in connection with a settlement with the NYAG or other regulators.

      Janus has been conducting an internal review of market timing and other trading practices at Janus which, as of the date of this annual report, indicates that there were approximately twelve discretionary frequent trading arrangements across Janus’ U.S.-based mutual fund business, and that significant discretionary frequent trading appears to have occurred with respect to four of those arrangements. All of these arrangements have been terminated. It also appears that redemption fees payable on certain transactions may have been waived. As previously disclosed, Janus also believes that there were several discretionary frequent trading arrangements in Janus’ offshore mutual fund business, and these arrangements have also been terminated. In the case of its main offshore fund family, Janus World Funds Plc (“JWF”), Janus International Limited engaged outside counsel to advise it on whether issues raised by the NYAG’s investigation have had any impact on JWF and its fund shareholders. Counsel concluded that there had been no wrongdoing in relation to frequent trading at JWF and reported its findings to the U.K. regulators. Similar investigations are ongoing in relation to other Janus offshore funds. In addition, given that most offshore jurisdictions have their own unique set of business and product structures as well as rules and regulations, Janus is working with its foreign legal counsel and its offshore distributors to develop appropriate guidelines for defining existing and future business practices.

      Legal counsel to the Independent Trustees of certain Janus Funds hired Ernst & Young LLP (“EY”) to independently evaluate whether there was any monetary impact to any Janus Funds in which discretionary market timing occurred. Following completion of that evaluation in December 2003, Janus and the Independent Trustees of certain U.S.-based Janus Funds announced that Janus intends to restore $31.5 million to the funds and/or the fund investors. The $31.5 million figure includes: (1) net gains of approximately $22.8 million realized by the discretionary frequent traders, (2) approximately $2.7 million representing the opportunity cost of those gains had they been available to the funds, (3) management fees of approximately $1.0 million received by Janus related to discretionary trading accounts and (4) waived redemption fees of approximately $5.0 million. The restoration amount was calculated by EY and does not include any fines and penalties that may be sought by regulators. It is important to note that neither the methodology underlying the determination of such $31.5 million amount, nor the mechanics by which the payment might be made to funds or fund shareholders, has been approved by or agreed to by regulators having authority over Janus or the Janus Funds.

      In addition to such $31.5 million restoration, Janus has accrued $40.3 million for other expenses directly related to the regulatory investigations through December 31, 2003, which include legal fees, shareholder communication costs, and the current estimate of the costs of the regulatory investigations. Since Janus has not yet resolved the regulatory investigations, Janus cannot state that these charges will be sufficient to cover the ultimate cost of such regulatory investigations. In contrast to the regulatory investigations, Janus has not recorded any liability for the related civil lawsuits described below because an estimate of this potential liability cannot be determined at this time. The potential liabilities for additional costs related to the regulatory investigations and the related civil lawsuits may be material, but at this time Janus is unable to determine the total potential impact that these contingencies may have on Janus’ results of operations, financial position and cash flows. Certain expenses related to these issues may be recoverable from Janus’ insurance carriers, but Janus is unable to assess any possible insurance reimbursements at this time.

      As noted above, the pending investigations by the NYAG and other agencies also seek to determine whether late trading occurred in mutual funds managed by Janus. The term “late trading” generally refers to the practice of permitting or processing a fund purchase or redemption in a manner that improperly allows the current day’s fund share price to be used for an order that was placed or improperly processed at a time following the deadline (normally 4:00 p.m. (EST)) for obtaining that day’s share price. Because many mutual fund transactions are cleared and settled through financial intermediaries, Janus cannot exclude the possibility that one or more intermediaries may have submitted improper or unauthorized late trade transactions to Janus in violation of Janus’ agreements with those intermediaries. In addition, Janus has been advised by certain financial intermediaries that, as a result of systems errors, such intermediaries may have permitted a small number of trades to be submitted late.

      Subsequent to the initiation of the investigations by the NYAG and the SEC, a number of civil lawsuits have been brought, in various federal and state courts, against Janus, the Janus Funds, and related entities and individuals on behalf of fund shareholders and shareholders of Janus Capital Group Inc. The factual allegations made in these actions are generally based on the NYAG complaint against Canary Capital and in general allege that Janus allowed certain hedge funds and other investors to engage in “market timing” trades in Janus Funds. Such lawsuits allege a variety of theories for recovery including, but not limited to: (i) violation of various provisions of the federal securities laws; (ii) breach of fiduciary duties, as established by state common law or federal law, to the funds and/or individual investors; (iii) breach of contract; (iv) unjust enrichment; (v) violations of section 1962 of the Racketeering, Influenced and Corrupt Organizations Act; and (vi) failure to adequately implement fair value pricing for portfolio securities in Janus Funds.

      These civil lawsuits include actions purportedly on behalf of a class of Janus fund investors, cases allegedly brought on behalf of the funds themselves, a case asserting claims both on behalf of an investor class and derivatively on behalf of the funds, cases brought on behalf of shareholders of Janus Capital Group Inc. on a derivative basis against the Board of Directors of Janus Capital Group Inc., purported ERISA actions against the managers of the Janus 401(k) plan, and a non-class “representative action”

purportedly brought on behalf of the general public. The complaints also name various defendants. One or more of the Janus entities (Janus Capital Group Inc., Janus Capital Management LLC, or Janus Capital Corporation) are named in every action. In addition, actions have been brought against Janus Investment Fund and/or one or more of the individual Janus Funds, the Janus fund Trustees, officers of the Janus Funds, officers of Janus Capital Group Inc. and directors of Janus Capital Group Inc.

      These lawsuits are pending in a number of state and federal jurisdictions. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred a number of these actions to the District of Maryland for coordinated proceedings. Janus has notified the Panel that the remaining federal actions are related to those actions already transferred, and has requested that those actions be transferred as well. One action (alleging failure to adequately implement fair value pricing) has been remanded to state court in Madison County, Illinois, and is not subject to the federal transfer procedures, although Janus has requested the federal court to stay discovery in that action. A motion to remand is pending in another action that has not yet been transferred.

      Net Redemptions of Janus Products. Subsequent to the announcement of the investigation, Janus experienced an increase in the net redemptions of long-term assets (non-money market funds). In the first nine months of 2003, Janus experienced average net outflows of long-term assets of $2.2 billion per quarter compared to $7.9 billion during the fourth quarter of 2003. In the first two months of 2004, net outflows of long-term assets totaled $5.0 billion. As of March 12, 2004, assets under management totaled $144.3 billion.

      In addition, the Company expects additional withdrawals of approximately $4.5 billion between March and May of 2004 based on notifications received from certain institutional clients through the end of February 2004. At the end of the year, institutional clients generally perform evaluations of investment managers. To the extent an institutional client decides to close their account with Janus as a result of the year-end evaluation process, there is a lag between the notification of an intent to withdraw assets and the actual outflow. As a result of the expected redemptions, Janus will record a write-down of intangible assets totaling approximately $14.0 million.

      Partially offsetting these prospective outflows are approximately $1.7 billion of estimated inflows (mandated but not yet funded) into INTECH products.

      JCM Restricted Stock Awards. On March 12, 2003, JCM became a wholly-owned subsidiary through the conversion of all outstanding employee-held shares of JCM into shares of Janus common stock. The conversion was completed to simplify Janus’ corporate structure and more closely align interests of employees with those of shareholders.

      A special committee of independent members of Janus’ Board of Directors approved a conversion ratio of 20.1 shares of Janus common stock for each JCM share. The conversion ratio was based on the fair market value of each equity instrument at the date of conversion. The conversion resulted in the issuance of approximately 15.6 million shares of Janus common stock. Of the 15.6 million shares, 3.7 million shares were vested prior to conversion and 1.8 million shares were vested on March 31, 2003. The conversion did not modify any of the terms of the awards.

      Company Reorganization. The Company reorganized its operations in early 2003 with the goal of eliminating redundant management teams, investment capabilities and infrastructure (referred to herein as the “Reorganization”). The Reorganization was accomplished by merging JCC into the Company, and changing the name of the Company from Stilwell Financial Inc. (“Stilwell”) to Janus Capital Group Inc. Janus’ headquarters were moved from Kansas City, Missouri, to the existing JCM offices in Denver, Colorado. As a result of moving corporate headquarters to Denver, Colorado and merging Berger Financial Group LLC (“Berger”) growth funds into similar Janus funds, Janus closed the Stilwell facilities located in Kansas City, Missouri; closed the Berger facilities located in Denver, Colorado; and eliminated a majority of the work force (approximately 140) at Stilwell and Berger.

      In the third quarter 2002, when the Reorganization was announced, Janus recorded a charge of $39.4 million for severance expenses and $6.7 million for facility closing costs and fixed asset impairments. The third quarter 2002 charge also included $13.3 million in investment impairments related to certain cost basis investments. In the third quarter 2003, concurrent with completing the Reorganization, the final estimate of the costs necessary to shut down the Berger and Stilwell offices and to receive shareholder approval to merge the Berger Growth Funds with the comparable Janus funds was recorded, resulting in an additional charge of $2.6 million. The remaining lease accrual relates to estimated losses on leases of long-term facilities, the majority of which have been subleased. See Part I, Item 1, Note 9 for a summary of restructuring accruals.

Significant Developments and Transactions — 2002

      Enhanced Investment Technologies, LLC Acquisition. On February 28, 2002, Janus acquired a majority ownership interest of INTECH for approximately $93.4 million. INTECH, which had approximately $6.0 billion in assets under management at acquisition, uses a proprietary mathematical investment process to manage equity securities for institutional and private clients. The acquisition of INTECH expanded the product offerings available to Janus clients.

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

      The first grant was a one-time share grant equivalent to $235.0 million, or 5% of JCM, all of which was originally scheduled to vest at the end of seven years, but included the opportunity for accelerated vesting (either 20% or 33% annually) when defined investment performance targets were achieved. The second grant totaled $69.0 million, or 1.2% of JCM, and represented the annual long-term incentive component of the employees’ compensation package for 2001 and was scheduled to vest at the end of five years, with opportunities for acceleration similar to the shares for the one-time grant.

      In connection with the Reorganization, the Company changed the vesting for these two grants and all previous JCM equity grants to a pro rata five-year schedule. The change in vesting resulted in the recognition of additional restricted stock compensation of approximately $26.0 million in 2002, which under the original vesting schedule would have been recognized in future years. The first grant has an annual vesting date of March 31 and the second grant has an annual vesting date of December 31. On March 12, 2003, JCM became a wholly-owned subsidiary through the conversion of all outstanding employee-held shares of JCM into shares of Janus common stock.

      Debt Repurchase and Offerings. On April 30, 2002, pursuant to the terms of the zero-coupon convertible senior notes due April 30, 2031 (“Convertible Notes”), holders of the notes required Janus to repurchase $820.7 million of the Convertible Notes (approximately $614.5 million of accreted value). To partially fund the payment of the Convertible Notes, Janus issued Senior Notes in April and July of 2002 totaling $358.1 million.

Results of Operations — 2003 Compared to 2002

      Revenue. Investment management and shareowner servicing fees decreased 12.1% to $987.5 million from $1,123.2 million in 2002, reflecting the decline in average assets under management. Average assets under management in 2003 declined 11.5% to $144.1 billion from $162.8 billion in 2002. Investment management and shareowner servicing fees are generally based upon a percentage of the market value of assets under management and are calculated under contractual agreements with Janus’ mutual funds, subadvised relationships and separate accounts.

      Expenses. Employee compensation and benefits decreased $14.3 million, or 5.9%. Because of the Reorganization and other employee reductions, which reduced average headcount by approximately 300 employees year over year, base salaries and benefits declined $14.8 million. Incentive compensation, which tends to vary with average assets and includes annual firmwide bonuses and payments made to portfolio management and sales professionals, declined $12.4 million due to the reduction in average assets under management, reduced headcount and fewer relative fund performance targets achieved. These declines were partially offset by $12.9 million of retention bonuses and severance charges incurred in 2003. Final retention bonuses were paid to certain Stilwell and Berger employees as part of the Reorganization for successfully transitioning responsibilities to Janus management, while severance costs were related to employee reductions at JCM.

      Portfolio managers earn incentive compensation based on the revenue generated from assets managed combined with their one- and three-year relative fund performance. The Company is expecting the funds’ three-year relative performance numbers to improve during 2004, as weak performing time periods begin to roll out of the calculation. As such, incentive compensation may increase during 2004, even if average assets under management remain consistent.

      Restricted stock compensation decreased $20.5 million, or 20.7%, to $78.7 million due to a $26.0 million third quarter 2002 charge related to the change in vesting schedule for restricted stock awards to a five-year pro rata schedule. This charge was partially offset by 12 months of amortization in 2003 related to the one-time April 1, 2002 grant compared to nine months in 2002.

      Marketing and distribution expense fell 23.8%, or $51.5 million, as a result of a decline in assets under management distributed through the third-party or adviser-assisted segment, and reduced discretionary advertising. Distribution fees, which constitute the majority of the marketing and distribution expenses, are based on a contractual percentage of the market value of assets under management distributed through the third-party or adviser-assisted segment. Advertising declined $8.5 million, approximately $2.6 million of which was due to the closure of Berger as a part of the Reorganization.

      General, administrative and occupancy expenses declined $5.2 million, or 4.1%, due to the reduction in headcount and facility closures, offset by increases in corporate insurance rates.

      As a result of Janus agreeing to eliminate soft dollar payments for certain third-party products and services and expected increases in regulatory expenses caused by expected reforms in the industry, management expects that certain general and administrative expenses will increase in 2004.

      Janus’ effective tax rate of -7.3% in 2003 was a direct result of the DST exchange transaction, in which Janus recorded a $631.3 million gain and reversed previously recorded deferred income taxes of $176.4 million. Additional deferred taxes were not provided for the exchange transaction as the Company believes it will ultimately realize its investment in CGP in a tax-free manner.

Results of Operations — 2002 Compared to 2001

      Net Income. Janus had net income of $84.7 million, or $0.38 per diluted share, in 2002 compared to $302.3 million, or $1.31 per diluted share, in 2001. The 2002 results were negatively impacted by the continued decline in the equity markets combined with significant charges recorded during 2002, including: $46.1 million for severance expenses and facility closing costs resulting from the Reorganization; $13.3 million of investment and goodwill impairments; and a $107.8 million income tax charge (non-cash) resulting from the change in the Company’s assessment of its strategy to ultimately realize its equity investment in DST.

      Revenue. For the year ended December 31, 2002, investment management and shareowner servicing fees decreased 27% from $1,536.8 million to $1,123.2 million, primarily reflecting the decline in average assets under management and changes in product mix from equity funds to lower fee fixed income and money market funds. Average assets under management in 2002 declined 23% to $162.8 billion from $212.7 billion in 2001. Investment management and shareowner servicing fees are generally based upon a percentage of the market value of assets under management and are calculated under contractual agreements with the Company’s mutual funds, subadvised relationships and separate accounts. Changes in product mix and the market value of assets under management impact the amount of revenues earned.

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

      Marketing and distribution declined $102.5 million in 2002 due to decreased assets under management distributed through the third-party or advisor-assisted segment, combined with lower overall marketing and promotion expenditures. Average assets under management subject to reimbursements/concessions decreased 30% in 2002. Marketing, promotion and advertising continued to decline in 2002, resulting from reduced spending on Janus retail products in television, print and other media advertising.

      Depreciation and amortization decreased $56.7 million, or 44%, in 2002 compared to 2001 resulting from lower amortization associated with goodwill and indefinite-life intangible assets, which ceased being subject to amortization as of January 1, 2002, pursuant to the new accounting guidelines set forth in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets.”

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

      The provision for income taxes increased significantly due to Janus’ investment in DST and the JCM equity grants made in April 2002. In the third quarter 2002, Janus began to investigate alternative transactions related to the disposition of its DST investment, including transactions that would be taxable at the full federal and applicable state income tax rates. Accordingly, a non-cash charge of $107.8 million was recorded to accrue additional deferred income taxes, resulting in taxes being provided on Janus’ share of DST earnings since 1995 at full statutory rates. Previous to this change, Janus had provided deferred income taxes on the unremitted earnings of DST net of the 80% dividends received deduction provided for under current tax law.

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

      DST Systems, Inc. Janus’ equity earnings from DST in 2002 decreased to $69.1 million from $75.4 million recorded in 2001. DST’s consolidated net income decreased $19.2 million to $209.0 million in 2002 from $228.2 million in 2001. The decline in earnings is due primarily to gains of $27.0 million (after tax) realized in 2001 and certain charges of $6.8 million (after tax) in 2002. Operating income of DST’s financial services segment, which provided 83% of 2002 consolidated operating income, increased to

$252.9 million in 2002 from $222.4 million in 2001. This increase was primarily due to the inclusion of EquiServe (acquired in 2001) earnings for a full year and was offset by a net decline in operating income of DST’s other segments.

Liquidity and Capital Resources

Cash Flows

      Summary of cash flow data for the years ended December 31, is as follows (in millions):

	2003	2002	2001

Cash flows provided by (used for):
Operating activities	$260.2	$280.7	$503.4
Investing activities	837.1	(71.2)	(1,615.3)
Financing activities	(27.0)	(287.2)	983.8

Net increase (decrease) in cash and cash equivalents	1,070.3	(77.7)	(128.1)
Balance beginning of year	152.5	230.2	358.3

Balance end of year	$1,222.8	$152.5	$230.2

      Cash Flows — 2003. Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital expenditures. Janus generated $260.2 million of cash flows from operations in 2003 compared to $280.7 million in 2002, a decline of $20.5 million, attributable to the decrease in operating income, partially offset by changes in working capital items, which vary from year to year based on the timing of payments.

      Net cash provided by investing activities totaled $837.1 million in 2003 compared to net cash used for investing activities of $71.2 million in 2002. In 2003, Janus received proceeds, net of transaction costs, of $990.2 million from the disposition of 32.3 million DST common shares. Other significant investing activities in 2003 consisted of the acquisition of the Berger minority interest, the exercise of a call option to purchase an additional 27.5% of INTECH from the minority owners and the acquisition of a 30% ownership interest in PWM. Capital expenditures in 2003 increased to $23.9 million from $16.0 million in 2002 primarily related to the planned relocation of the Company’s headquarters in Denver, Colorado in 2004.

      Cash used in financing activities totaled $27.0 million in 2003 compared to $287.2 million in 2002. The decline is related to the net retirement in 2002 of $258.8 million of long-term debt through the repayment of the convertible notes and the issuance of Senior Notes.

      Cash Flows — 2002. Janus generated $280.7 million of cash flows from operations in 2002 compared to $503.4 million in 2001, a decline of $222.7 million that was primarily attributable to lower operating income in 2002.

      Net cash expended in investing activities decreased to $71.2 million in 2002 from $1,615.3 million in 2001, attributable to the additional investment in JCM made in 2001. Significant investing activities in 2002 consisted of the acquisition of INTECH. Capital expenditures declined in 2002 to $16.0 million from $33.3 million in 2001, reflecting a lower level of infrastructure and project spending.

      Cash used in financing activities totaled $287.2 million in 2002 compared with cash provided by financing activities of $983.8 million in 2001. During 2002, Janus used cash flow from operations to repay a net $258.8 million of debt, primarily resulting from the requirement to purchase the Convertible Notes in April 2002, which was only partially financed with new borrowings. In 2001, Janus borrowed $1,089.5 million under the Convertible Notes and Senior Notes to fund the additional investment in JCM.

Short-Term Liquidity and Capital Requirements

      Janus believes cash from operations should be sufficient to satisfy its short-term operating and capital requirements. Expected short-term uses of cash include a possible debt repurchase transaction, interest payments on outstanding debt, contingencies related to the mutual fund trading investigation, payment of deferred commissions and capital expenditures.

      The accrued liability of $56.9 million related to the mutual fund investigation will most likely be paid during 2004. This accrual includes $31.5 million of restitution to the Janus Funds, a current estimate of the costs of the regulatory investigation and other accrued expenses. During 2004, Janus will likely incur additional costs related to regulatory issues, legal fees, shareholder communications and the ongoing civil litigation.

      Management also expects that the holders of the zero-coupon convertible Senior Notes issued on April 30, 2001, will require Janus to repurchase all outstanding notes with an accreted value of $83.8 million in April 2004.

      Janus pays commissions on the sale of Class B and C shares in the Janus World Funds and Class C shares in the Janus Adviser Series. Funding of such commissions during the years ended December 31, 2003, 2002 and 2001 totaled $28.0 million, $29.7 million and $6.3 million, respectively. Management expects future cash requirements for sales commissions to be consistent with the level experienced in 2003 and 2002. If necessary, Janus could finance or sell the future revenue generated from the payment of the sales commissions to finance this cash commitment.

      At the beginning of 2004, Janus will consolidate and relocate its corporate headquarters to new office space in Denver, Colorado. An estimated $8.0 million of capital expenditures in 2004 will be necessary to complete the build-out of the new building. Completion of the new building will not have a material impact on depreciation or rent expense since the majority of the build-out expenses will be depreciated over the 15-year lease term and the new building replaces existing office space at two buildings at the end of their lease terms.

Long-Term Liquidity and Capital Requirements

      Expected long-term commitments include indebtedness and operating leases, which at December 31, 2003, were as follows (in millions):

		2 to 3	4 to 5	After 5
	Current	Years	Years	Years

Long-term debt	$83.8	$400.0	$—	$356.2
Interest payments	57.6	112.0	34.1	7.8
Operating leases	26.7	43.3	34.9	120.8
Other commitments	9.8	5.8	—	—

Total	$177.9	$561.1	$69.0	$484.8

      Other possible long-term discretionary uses of cash include:

•	capital expenditures, including the enhancement of technology infrastructure;

•	strategic acquisitions;

•	payment of dividends;

•	initial investments in new products (seed money);

•	payment of upfront fund commissions; and

•	repurchase of Janus common stock.

Other Sources of Liquidity

      DST Exchange Transaction. As discussed previously, no advance ruling on the DST exchange transaction was obtained from the IRS. Instead, the transaction was implemented in reliance on opinions from Janus’ tax advisors that, although the matter is not free from doubt, the transaction should qualify as a tax-free exchange under Section 355 of the Code. These opinions were based on certain representations made by Janus, CGP and DST, including representations by Janus and CGP that it was the intention of CGP that the cash (approximately $1 billion) would be used in the manner described below. Furthermore, for purposes of such tax opinions, Janus and CGP represented that, for a period of at least three years, CGP would not distribute or loan to Janus or any Janus affiliate any of CGP’s cash, any assets acquired with such cash, or any earnings from such cash or assets. The tax opinions received by Janus and DST are not in any manner binding upon the IRS. CGP plans that the cash in CGP will be used as follows:

•	up to approximately $450.0 million will be available to purchase outstanding Janus indebtedness;

•	up to $300.0 million may be used by CGP to purchase Janus common stock in open market transactions over the next three years;

•	$15.0 million or more will be used for capital expenditures in CGP’s business operations;

•	approximately $20.0 to $50.0 million will be held by CGP in cash and cash equivalents as working capital in its existing business operations; and

•	the remaining cash will be invested in publicly traded debt and equity securities pending its use by CGP in making acquisitions of operating businesses and as operating capital and working capital in its existing and acquired business operations.

      Credit Facility. Janus has a $300 million Five-Year Facility (the “Facility”). The proceeds of any borrowings under the Facility are to be used for working capital and general corporate purposes, including repurchases of outstanding shares of common stock. The Facility contains a number of covenants that could restrict maximum utilization of the Facility, or the ability of the Company to issue securities that are currently available for issuance under the Company’s existing shelf registration statement, including various financial covenants such as a specified financing leverage, minimum net worth, minimum unencumbered liquidity, a fixed charge coverage and minimum average assets under management. Janus was in compliance with all covenants at December 31, 2003.

      Pursuant to a provision included in the Facility, if Janus’ average assets under management over a rolling three-month period are below $180 billion but above $170 billion, the amount available under the Facility is $250 million. If average assets under management are below $170 billion but above $150 billion, the Facility is reduced to $200 million. If average assets under management are below $150 billion, the Facility is reduced to $150 million. Furthermore, Janus is required to repay portions of amounts borrowed under the Facility in excess of the reduced credit availability amount. Janus had no borrowings under the Facility at December 31, 2003, and the total amount available was $150 million.

      On October 1, 2003, Janus amended the terms of the Facility. The amendment was necessary to approve the DST exchange transaction. Available borrowings under the Facility were not changed, but certain covenants were modified and the maturity date was shortened 12 months to October 23, 2004. The amendment became effective with the closing of the DST exchange transaction.

      Shelf Registration. The Company has a Shelf Registration Statement (“Shelf Registration”), under which Janus could issue up to $800 million in aggregate issue price of Janus’ common stock, preferred stock and debt securities. In July 2002, Janus issued $200 million of senior notes under the Shelf Registration. At December 31, 2003, $600 million of securities were available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Facility.

      Common Stock Repurchase Program. The Janus Board of Directors has authorized the expenditure of up to $1 billion to repurchase shares of Janus common stock. The stock repurchase program expires

July 25, 2004. No repurchases of common shares were made during 2003, 2002 or 2001 pursuant to this plan.

Critical Accounting Policies and Estimates

      Janus’ consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

      Janus continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

      Janus management believes its critical accounting policies and estimates include:

•	accounting for income taxes;

•	accounting for intangible assets and goodwill; and

•	value determination for compensatory fixed accounting stock plans.

      Accounting for Income Taxes. Significant management judgment is required in developing Janus’ provision for income taxes, including the determination of deferred tax assets and liabilities, valuation allowances that might be required against the deferred tax assets, and the evaluation of various income tax contingencies. Janus has not recorded a valuation allowance on its deferred tax assets as of December 31, 2003, based on management’s belief that operating income and capital gains will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates, or if Janus’ historical trend of positive operating income changes, Janus may be required to record a valuation allowance on deferred tax assets which could have a material adverse effect on Janus’ consolidated financial condition and results of operations.

      In 2003, Janus disposed of 32.3 million shares of DST, which resulted in a $631.3 million gain and the reversal of previously recorded deferred income taxes of $176.4 million. The reversal of income taxes occurred as the transaction was implemented in reliance on opinions from Janus’ tax advisers that, although the matter is not free from doubt, the transaction should qualify as a tax-free exchange under Section 355 of the Code. Additional deferred income taxes were not provided for the transaction because the Company believes it will ultimately realize its investment in CGP in a tax-free manner. If the IRS were to successfully challenge the tax-free treatment of the transaction, Janus would be deemed to have a taxable gain of up to $1.1 billion, resulting in an additional tax liability of up to $430.0 million.

      Accounting for Intangible Assets and Goodwill. Intangibles assets and goodwill comprise $2,421.1 million, or 56%, of total assets at December 31, 2003. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

      In connection with the purchase price allocation of acquisitions, Janus will rely on in-house financial expertise or utilize a third-party expert, if considered necessary. For the JCM investment, a valuation was completed by a third-party to determine a reasonable purchase price allocation. Valuations generally rely on management’s estimates and judgments as to growth rates and operating margins over a range of possible assumptions for various products, distribution channels and business strategies.

      In addition, SFAS No. 142 requires that goodwill and indefinite-lived intangibles be tested at least annually for impairment. Goodwill is tested by comparing the fair value of the “reporting unit” associated with the goodwill to the reporting unit’s recorded value. If the fair value of the reporting unit is less than its recorded value, it would generally indicate an impairment of goodwill. Indefinite-lived intangible assets are tested for impairment annually by comparing its fair value to the carrying amount of the asset.

      To complete the annual test for potential impairment of intangible assets and goodwill, Janus considers the following: performance compared to peers; significant changes in the underlying business and products of the reporting units; material and ongoing negative industry or economic trends, and/or other factors specific to each asset or reporting unit. Due to the significance of the identified intangible assets and goodwill to Janus’ consolidated balance sheet, any impairment charge could have a material adverse effect on the Company’s financial condition and results of operations. At December 31, 2003, the majority of Janus’ goodwill and intangibles related to the purchase of 16% of JCM from minority shareholders in 2001. The goodwill and indefinite-lived intangibles created by the minority JCM purchases are not highly sensitive to impairment as the annual impairment test for goodwill compares the total fair value of the reporting unit to the net book value of the reporting unit and the total fair value of the intangibles to the carrying value of the intangibles. However, indefinite-lived intangibles include mutual fund advisory contracts, which would be subject to impairment if the mutual fund contract were terminated or not renewed.

      In accordance with the annual testing requirement of SFAS No. 142, Janus tested indefinite-lived intangibles and goodwill for potential impairment as of October 1, 2003, and no impairment charge was required. In connection with the disposition of Nelson, Janus recorded goodwill impairments in 2003 and 2002.

      Definite-lived intangible assets are tested only when there are indications of impairment. In 2003, Janus recorded an impairment of $9.3 million associated with the termination of certain subadvised contracts. In February 2004, Janus recorded an additional write-down of intangible assets of $14.0 million as a result of the notification received by Janus to withdraw assets by certain subadvised accounts. As each subadvised contact has a specific allocation of value, the loss of such contract will cause an impairment charge.

      Value Determination for Compensatory Fixed Accounting Stock Plans. In March 2003, JCM became a wholly-owned subsidiary of the Company through the conversion of all minority owned shares to shares of Janus common stock. Between 1998 and 2002, restricted shares of JCM were granted to and repurchased from certain employees. The accounting for such transactions was completed using the fair value of the JCM shares at the date of grant, repurchase, or conversion. Because the JCM shares were not traded on an active market, management relied on independent nationally recognized investment banking and accounting firms to assist in determining the fair value. These valuations included management’s estimates and judgments as to growth rates and operating margins over a range of assumptions for various products, distribution channels and business strategies. In the event that an inappropriate estimate or judgment was applied in management’s determination of the fair value of the restricted stock awards then the amount of restricted stock compensation or purchase price would be incorrect.

Item 7(A).	Quantitative and Qualitative Disclosures About Market Risk

      The following information, together with information included in other parts of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describe the key aspects of certain financial instruments that have market risk to Janus.

Investment Management Fees

      Janus’ revenues are largely derived pursuant to investment advisory agreements with mutual funds and other separate and private accounts, and are dependent on the total value and composition of assets under management. Accordingly, assets under management are affected by new money investments or redemptions and fluctuations in the financial markets. The graph at the beginning of Item 7 — Managements Discussion and Analysis of Financial Condition and Results of Operations — General presents the direct relationship between revenue and average assets under management.

Available-for-Sale Investment Sensitivity

      Janus invests a portion of the revenues earned from providing investment advisory services in certain non-money market sponsored funds. These investments are carried in Janus’ consolidated financial statements at fair market value and are subject to market fluctuations and the performance of the underlying sponsored fund. The Company also owns 7.4 million shares of DST. As an available-for-sale security, Janus’ investment in DST is recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income. A $1.00 change in the fair value of the DST shares would cause a $7.4 million corresponding change in Janus’ total assets. Any unrealized gain or loss is recognized upon the sale of the investment.

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

Interest Rate Risk

      All of Janus’ outstanding debt has fixed interest rate terms. Therefore, Janus is not exposed to interest rate risk for its interest payments.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page

Financial Statements:
Report of Independent Auditors’ Deloitte & Touche LLP	28
Consolidated Balance Sheets at December 31, 2003 and 2002	29
Consolidated Statements of Income for the three years ended December 31, 2003	30
Consolidated Statements of Cash Flows for the three years ended December 31, 2003	31
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2003	32
Notes to Consolidated Financial Statements	33
Financial Statement Schedules:
All schedules are omitted because they are not applicable, insignificant or the required information is shown in the consolidated financial statements or notes thereto

The consolidated financial statements and related footnotes, together with the Report of Independent Accountants, of DST Systems, Inc. (an approximate 33% owned affiliate at December 31, 2002) for the years ended December 31, 2002 and 2001, which are included in the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-14036), have been incorporated by reference in this Form 10-K as Exhibit 99.2.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Janus Capital Group Inc.

      We have audited the accompanying consolidated balance sheets of Janus Capital Group Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DST Systems, Inc. (“DST”), an equity method investment of the Company as of December 31, 2002 and for the years ended December 31, 2002 and 2001. The Company’s investment in DST constitutes 14% of consolidated total assets as of December 31, 2002, and the Company’s equity in earnings of DST constitutes 21% and 12% of consolidated total revenues for the years ended December 31, 2002 and 2001, respectively. The financial statements of DST were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DST for 2002 and 2001, is based solely on the report of such other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Notes 2 and 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 with implementation of Statement of Financial Statements Accounting Standards No. 142.

DELOITTE & TOUCHE LLP

Denver, Colorado

March 9, 2004

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in millions,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,222.8	$152.5
Accounts receivable	123.7	98.3
Investments in advised funds	78.1	25.1
Other current assets	41.6	57.4
Assets of Nelson (discontinued operations)	—	37.0

Total current assets	1,466.2	370.3
Investments and other assets	386.2	517.5
Property and equipment, net	58.7	65.7
Intangibles, net	1,312.3	1,265.7
Goodwill	1,108.8	1,102.5

Total assets	$4,332.2	$3,321.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8.3	$11.8
Accrued compensation and benefits	56.0	42.3
Current portion of long-term debt	83.8	—
Other accrued liabilities	152.8	127.9
Liabilities of Nelson (discontinued operations)	—	5.3

Total current liabilities	300.9	187.3
Other liabilities:
Long-term debt	768.8	856.0
Deferred income taxes	564.3	729.1
Other liabilities	33.9	35.8

Total liabilities	1,667.9	1,808.2

Commitments and contingencies
Minority interest in consolidated subsidiaries	3.1	5.5

STOCKHOLDERS’ EQUITY

Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par, 1,000,000,000 shares authorized; 240,535,987 and 224,790,650 shares issued, respectively; 239,200,855 and 222,544,068 shares outstanding, respectively)	2.4	2.2
Additional paid-in capital	265.3	—
Retained earnings	2,442.3	1,469.5
Unamortized restricted stock compensation	(183.9)	—
Accumulated other comprehensive income	135.1	36.3

Total stockholders’ equity	2,661.2	1,508.0

Total liabilities and stockholders’ equity	$4,332.2	$3,321.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in millions, except per
	share data)
Revenues:
Investment management fees	$781.5	$917.7	$1,256.3
Shareowner servicing fees and other	206.0	205.5	280.5
Printing and fulfillment	7.2	—	—

Total	994.7	1,123.2	1,536.8

Operating Expenses:
Employee compensation and benefits	227.3	241.6	282.4
Restricted stock compensation	78.7	99.2	38.4
Marketing and distribution	164.7	216.2	318.7
Depreciation and amortization	67.6	71.0	127.7
General, administrative and occupancy	121.6	126.8	151.6
Cost of printing and fulfillment	6.5	—	—
Restructuring and impairments	11.9	59.4	82.7
Provision for mutual fund investigation	71.8	—	—

Total	750.1	814.2	1,001.5

Operating Income	244.6	309.0	535.3
Equity in earnings of unconsolidated affiliates	67.8	69.1	75.4
Interest expense	(60.5)	(57.5)	(34.5)
Gain on disposition of DST common shares	631.3	—	28.8
Other, net	11.4	8.7	19.8

Income before taxes and minority interest	894.6	329.3	624.8
Income tax (benefit) provision	(65.4)	231.8	217.7
Minority interest in consolidated earnings	4.2	3.0	100.7

Income from continuing operations	955.8	94.5	306.4

Discontinued Operations (Nelson):
Loss from operations	(3.7)	(9.8)	(4.1)
Loss on disposal (net of income tax benefit of $1.6)	(2.2)	—	—

Loss from discontinued operations	(5.9)	(9.8)	(4.1)

Net Income	$949.9	$84.7	$302.3

Earnings per Share — Basic:
Income from continuing operations	$4.20	$0.43	$1.39
Loss from discontinued operations	(0.03)	(0.05)	(0.02)

Net income	$4.17	$0.38	$1.37

Earnings per Share — Diluted:
Income from continuing operations	$4.17	$0.43	$1.33
Loss from discontinued operations	(0.03)	(0.05)	(0.02)

Net income	$4.14	$0.38	$1.31

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in millions)
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$949.9	$84.7	$302.3
Adjustments to net income:
Depreciation and amortization	67.6	71.0	127.7
Deferred income taxes	(204.8)	78.0	5.6
Minority interest in consolidated earnings	4.2	3.0	100.7
Undistributed earnings of unconsolidated affiliates	(65.1)	(69.1)	(75.4)
Restructuring and impairment charges	9.7	20.0	51.9
Amortization of restricted stock compensation	66.8	78.4	33.3
Loss from discontinued operations	5.9	9.8	4.1
Payment of deferred commissions	(28.0)	(29.7)	(6.3)
Other, net	4.9	18.4	(11.0)
Gain on disposition of DST common shares	(631.3)	—	(28.8)
Changes in working capital items:
Accounts receivable	(12.2)	32.1	64.9
Other current assets	13.2	32.4	(46.3)
Accounts payable and accrued compensation payable	5.5	(52.2)	(83.4)
Other accrued liabilities	73.9	3.9	64.1

Net operating	260.2	280.7	503.4

Investing Activities:
Purchase of property and equipment	(23.9)	(16.0)	(33.3)
Investments in subsidiaries and acquisitions	(116.2)	(59.3)	(1,620.9)
Sale of investments	9.0	113.5	—
Purchase of investments	(1.8)	(113.5)	—
Proceeds from disposition of DST common shares	990.2	—	40.0
Proceeds from sale of Nelson	14.4	—	—
Sale of investments in advised funds	38.7	14.7	8.0
Purchase of investments in advised funds	(73.3)	(10.5)	(15.0)
Other, net	—	(0.1)	6.0

Net investing	837.1	(71.2)	(1,615.2)

Financing Activities:
Proceeds from issuance of long-term debt	—	710.9	1,310.8
Repayment of long-term debt	—	(969.7)	(225.0)
Debt issue costs	—	(6.7)	(19.5)
Proceeds from stock plans	6.7	3.3	12.5
Repurchase of common stock	(8.5)	—	—
Proceeds received from termination of interest rate swap agreement	—	18.4	—
Distributions to minority interest	(17.3)	(23.9)	(87.6)
Dividends paid to shareholders	(9.5)	(11.2)	(8.8)
Other, net	1.6	(8.3)	1.3

Net financing	(27.0)	(287.2)	983.7

Cash and Cash Equivalents:
Net increase (decrease)	1,070.3	(77.7)	(128.1)
At beginning of period	152.5	230.2	358.3

At end of period	$1,222.8	$152.5	$230.2

Supplemental cash flow information:
Cash paid for interest	$59.3	$36.8	$11.2
Cash paid for income taxes	$82.0	$158.5	$179.2

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Unamortized	Accumulated
			Additional		Restricted	Other	Total
		Common	Paid-in	Retained	Stock	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Compensation	Income	Equity

	(Amounts in millions, except per share)
Balance at December 31, 2000	218.9	$2.2	$—	$952.3	$—	$103.3	$1,057.8
Comprehensive income:
Net income				302.3			302.3
Net unrealized loss on investments						(23.9)	(23.9)
Reclassification for gains included in net income						(1.6)	(1.6)
Foreign currency translation adjustment						(2.0)	(2.0)

Comprehensive income							274.8
Stock option and benefit plans	5.0			69.9			69.9
Change of interest in subsidiaries				4.9			4.9
Common stock repurchased and exchanged	(1.8)			(35.3)			(35.3)
Common stock dividends ($0.04 per share)				(8.8)			(8.8)

Balance at December 31, 2001	222.1	2.2	—	1,285.3	—	75.8	1,363.3
Comprehensive income:
Net income				84.7			84.7
Net unrealized loss on investments						(46.8)	(46.8)
Reclassification for losses included in net income						1.5	1.5
Foreign currency translation adjustment						5.8	5.8

Comprehensive income							45.2
Stock option and benefit plans	0.4			5.8			5.8
Change of interest in subsidiaries				102.7			102.7
Common stock dividends ($0.04 per share)				(9.0)			(9.0)

Balance at December 31, 2002	222.5	2.2	—	1,469.5	—	36.3	1,508.0
Comprehensive income:
Net income				949.9			949.9
Net unrealized gain on investments						94.7	94.7
Reclassification for gains included in net income						(0.2)	(0.2)
Foreign currency translation adjustment						4.3	4.3

Comprehensive income							1,048.7
Stock option and benefit plans	0.9		7.0				7.0
Common stock repurchased	(0.7)		(8.5)				(8.5)
Conversion of Berger Financial Group LLC shares	1.6		10.1				10.1
Conversion of Janus Capital Management LLC shares to Janus common stock	15.6	0.2	270.7	32.4	(261.7)		41.6
Amortization of restricted stock awards					51.4		51.4
Issuances of restricted stock awards	0.7		10.6		(9.9)		0.7
Forfeitures of restricted stock awards	(1.4)		(36.3)		36.3		—
Tax impact on forfeiture of restricted stock awards			5.3				5.3
Change of interest in subsidiaries			6.4				6.4
Common stock dividends ($0.04 per share)				(9.5)			(9.5)

Balance at December 31, 2003	239.2	$2.4	$265.3	$2,442.3	$(183.9)	$135.1	$2,661.2

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of the Business

      Janus Capital Group Inc. and its subsidiaries (collectively, “Janus” or the “Company”) derive revenue and net income from providing investment management, administration, distribution and related services to individual and institutional investors primarily through the Janus series of mutual funds and other investment products. Revenue is largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets and in the composition of assets under management impact revenue and operating results. The majority of Janus’ revenue is derived from contracts to manage mutual funds, which are subject to annual review and approval by each fund’s Board of Trustees and/or its shareholders.

      Janus’ significant subsidiaries and equity investees at December 31, 2003, include:

•	Janus Capital Management LLC (“JCM”) (wholly-owned subsidiary). JCM is one of the largest equity managers in the United States. In addition to growth, core and international equity funds, JCM offers balanced, specialty fixed-income and money market funds. JCM’s investment management contracts include the Janus Investment Fund (“JIF”), the Janus Aspen Series (“JAS”), the Janus Adviser Series (“JAD”), Janus Adviser, the Janus World Funds Plc (“JWF”), and subadvised and private accounts.

•	Enhanced Investment Technologies, LLC (“INTECH”) (approximate 78% owned subsidiary). INTECH provides investment management services to institutional and private clients based on a mathematical theory that attempts to capitalize on the random nature of stock price movements. INTECH’s goal is to achieve long-term returns that outperform a passive index, while controlling risks and trading costs. INTECH is also the named subadvisor to certain funds in the Janus funds.

•	Bay Isle Financial LLC (“Bay Isle”) (wholly-owned subsidiary). Bay Isle is an investment manager of institutional accounts through a value style approach.

•	Perkins, Wolf, McDonnell and Company, LLC (“PWM”) (approximate 30% ownership, accounted for under the equity method). PWM is the named subadvisor for certain of Janus’ small- and mid-cap value products.

•	Capital Group Partners, Inc. (“CGP”) (wholly-owned subsidiary). CGP provides graphic design, printing and fulfillment services, with a concentration in the financial services industry. Janus acquired CGP on December 1, 2003, in conjunction with the DST exchange transaction (see note 5).

Note 2 —	Summary of Significant Accounting Policies

      Basis of Presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The financial statements include all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

      Segment Information. For purposes of segment reporting, Janus has three segments: Investment Management, representing businesses that derive the majority of their revenues from providing investment management services under investment advisory agreements; DST, composed of the Company’s investment

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in DST Systems, Inc. (“DST”); and Printing and Fulfillment, composed of the graphics design, commercial printing and fulfillment operations.

      Cash Equivalents. Short-term liquid investments with an initial maturity of generally three months or less, including investments in money market funds, are considered cash equivalents.

      Investments. The equity method of accounting is used for all entities in which Janus has significant influence but does not have a controlling interest. Investments in advised funds represent shares of certain mutual funds and other advised products and are classified as “available-for-sale.” Such investments are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses are determined using the first-in, first-out method. Investments in advised funds are summarized as follows (in millions):

	December 31,

	2003	2002

Cost basis	$66.0	$29.5
Gross unrealized gains	12.2	—
Gross unrealized losses	(0.1)	(4.4)

Total	$78.1	$25.1

      In addition, as of December 31, 2003, the Company owned 7.4 million common shares (approximately 9%) of DST, which are classified as available-for-sale. The fair value of the shares at December 31, 2003 totaled $310.0 million, including $201.8 million of unrealized gains, and is included in long-term investments on the balance sheet.

      Property and Equipment. Property and equipment is recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the related assets (or the lease term, if shorter). Depreciation and amortization expense totaled $30.2 million, $36.8 million and $46.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. Property and equipment is summarized as follows (in millions):

	Depreciation and	December 31,
	Amortization
	period	2003	2002

Furniture, fixtures and equipment, including computer equipment and systems	3-7 years	$142.9	$149.1
Buildings and leasehold improvements	3-17 years	52.8	43.8

Subtotal		195.7	192.9
Less accumulated depreciation		(137.0)	(127.2)

Net property and equipment		$58.7	$65.7

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

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the useful life of the software.

      Revenue Recognition. Investment management and shareholder servicing fees are recognized as services are provided. These revenues are generally determined in accordance with contracts based upon a percentage of assets under management.

      Printing and fulfillment revenue is recognized upon the completion of services provided. Estimated allowances for billing adjustments are recorded as a reduction of revenue. Reimbursements for out-of-pocket expenses are recorded as revenue and a component of the cost of printing and distribution.

      Marketing. Marketing and promotional costs are expensed as incurred.

      Deferred Commissions. Sales commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized over various periods, not exceeding four years, based on the estimated recoverability of the asset through distribution fee payments or contingent deferred sales charges. Contingent deferred sales charges received from early withdrawal charges reduce the unamortized deferred commissions balance. Amortization expense for the years ended December 31, 2003, 2002, and 2001 totaled $29.6 million, $28.8 million and $30.3 million, respectively. Deferred commissions, which are recorded as a component of other assets, are summarized as follows (in millions):

	December 31,

	2003	2002

Deferred commissions — current	$19.3	$22.1
Deferred commissions — long term	17.7	16.0

Total	$37.0	$38.1

      Income Taxes. Deferred income tax assets and liabilities are recorded for the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted income tax rates that will be in effect when these differences reverse.

      Intangible Assets and Goodwill. Intangible assets and goodwill principally represent the excess of cost over the fair value of net tangible assets of acquired companies using purchase accounting. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the purchase method of accounting for all acquisitions. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized. Janus initially adopted the provisions of SFAS No. 141 and SFAS No. 142 for acquisitions occurring on or after July 1, 2001. For acquisitions occurring prior to July 1, 2001, SFAS No. 141 and SFAS No. 142 were adopted on January 1, 2002. There was no impairment upon the initial adoption on January 1, 2002.

      Goodwill and indefinite-life intangibles are tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. Intangibles subject to amortization are tested for impairment whenever events or circumstances indicate that the asset might be impaired.

      Fair Value of Financial Instruments. The carrying value of Janus’ cash equivalents, accounts receivable and accounts payable approximate fair values due to their short-term nature. The carrying value of Janus’ investments in advised funds and DST equals their fair value, which is based upon quoted prices in active markets.

      Stock-Based Compensation. As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, Janus accounts for stock options and Employee Stock Purchase Plan (“ESPP”) rights granted to employees and non-employee directors using the intrinsic value method in accordance with the

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no stock-based employee compensation cost is reflected in net income for the value of stock options and ESPP grants, as all such instruments had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if Janus had applied the fair value method of accounting to stock options and ESPP rights (in millions, except per share data):

	Year Ended December 31,

	2003	2002	2001

Net income, as reported	$949.9	$84.7	$302.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	48.5	76.0	20.6
Deduct: Total stock-based employee compensation expense as determined under the fair value based method for all awards, net of related tax effect	(55.7)	(83.4)	(26.2)

Pro forma net income	$942.7	$77.3	$296.7

Earnings per basic share:
As reported	$4.17	$0.38	$1.37
Pro forma	$4.14	$0.35	$1.35
Earnings per diluted share:
As reported	$4.14	$0.38	$1.31
Pro forma	$4.11	$0.35	$1.27

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Comprehensive Income. The components of other comprehensive income (loss) include the change in fair market value of available-for-sale investments owned by Janus and DST (prior to December 1, 2003), as well as foreign currency translation adjustments, as follows (in millions):

		Tax
	Pre-Tax	(Expense)	Net
	Amount	Benefit	Amount

Year ended December 31, 2003
Unrealized gain on:
Investments in advised funds	$16.7	$(3.2)	$13.5
DST Investment	132.1	(50.9)	81.2

Total unrealized investment gain	148.8	(54.1)	94.7

Reclassification for gains included in net income	(0.2)	—	(0.2)
Foreign currency translation adjustment	6.4	(2.1)	4.3

Total	$155.0	$(56.2)	$98.8

Year ended December 31, 2002
Unrealized loss on:
Investments in advised funds	$(7.1)	$2.1	$(5.0)
DST’s available for sale investments	(68.2)	26.4	(41.8)

Total unrealized investment loss	(75.3)	28.5	(46.8)

Reclassification for losses included in net income	2.4	(0.9)	1.5
Foreign currency translation adjustment	8.9	(3.1)	5.8

Total	$(64.0)	$24.5	$(39.5)

Year ended December 31, 2001
Unrealized loss on:
Investments in advised funds	$(5.9)	$2.2	$(3.7)
DST’s available for sale investments	(34.7)	14.5	(20.2)

Total unrealized investment loss	(40.6)	16.7	(23.9)

Reclassification for gains included in net income	(2.6)	1.0	(1.6)
Foreign currency translation adjustment	(2.0)	—	(2.0)

Total	$(45.2)	$17.7	$(27.5)

Note 3 —	Recent Accounting Pronouncements

      SFAS No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Janus does not have any financial instruments impacted by the provisions of SFAS No. 150, and therefore, the adoption of this statement did not have an impact on Janus’ results of operations, financial position or cash flows.

      FASB Interpretation No. 46. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires the consolidation of certain variable interest entities, as defined. As subsequently amended, FIN 46 was

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for variable interest entities created after January 31, 2003, and is effective as of March 31, 2004 for investments in variable interest entities acquired before February 1, 2003. Janus does not have investments in or relationships with any variable interest entities, and therefore, the adoption of this statement did not have an impact on Janus’ 2003 results of operations, financial position or cash flows.

Note 4 —	Earnings Per Share

      Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding by the dilutive impact of shares underlying stock options and unvested restricted stock awards. The adjustment to the numerator of the Company’s diluted earnings per share computation includes potentially dilutive securities of subsidiaries and affiliates. The following is a summary of the earnings per share calculation (in millions, except per share data):

	For the Year Ended
	December 31,

	2003	2002	2001

Income from continuing operations	$955.8	$94.5	$306.4
Loss from discontinued operations	(5.9)	(9.8)	(4.1)

Net income	949.9	84.7	302.3
Dilutive securities at subsidiaries and affiliates	(0.5)	(0.5)	(8.8)

Net income for dilutive computation	$949.4	$84.2	$293.5

Basic earnings per share:
Weighted average common shares outstanding	227.8	222.4	220.2

Income from continuing operations	$4.20	$0.43	$1.39
Loss from discontinued operations	(0.03)	(0.05)	(0.02)

Basic earnings per share:	$4.17	$0.38	$1.37

Diluted earnings per share:
Weighted average common shares outstanding	227.8	222.4	220.2
Dilutive effect of stock options and unvested restricted stock	1.7	1.8	4.3

Weighted average diluted common shares outstanding	229.5	224.2	224.5

Income from continuing operations	$4.17	$0.43	$1.33
Loss from discontinued operations	(0.03)	(0.05)	(0.02)

Diluted earnings per share	$4.14	$0.38	$1.31

      The following securities have been excluded from the earnings per share computations as their inclusion would be antidilutive:

•	Stock options that have an exercise price greater than the average market price of Janus’ common stock (for the years ended December 31, 2003, 2002 and 2001, approximately 4.6 million, 4.1 million and 1.3 million options, respectively) were excluded;

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Shares of common stock reserved for issuance upon conversion of the zero-coupon convertible notes due 2031 (for the years ended December 31, 2003, 2002 and 2001, approximately 1.9 million, 1.9 million, and 16.0 million shares of stock) were excluded; and

•	8.7 million unvested restricted stock awards at December 31, 2003.

      All shares held in the Janus Employee Stock Ownership Plan (the “ESOP”) are treated as outstanding for purposes of computing basic earnings per share.

Note 5 —	Investment in DST Systems, Inc.

      DST Exchange Transaction. On December 1, 2003, Janus exchanged 32.3 million common shares of DST for 100% of the stock of CGP, a corporation which includes a printing and graphics design business, with a value of $115.0 million and $999.3 million in cash.

      In accordance with the terms of the definitive share exchange agreement entered into on August 25, 2003, the value of the CGP stock received by Janus was determined based on the average share price of DST during the 20 trading-day period prior to the close of the transaction, subject to a collar of $30.00 to $34.50. Based on this pricing collar, Janus received a value of $34.50 per share. DST contributed cash to the subsidiary, prior to the exchange, so that the value of CGP was equal to the value of the 32.3 million shares. Following the close of the transaction, Janus gave DST proxy voting rights for the remaining 7.4 million shares of DST owned by Janus.

      The share disposition resulted in a $631.3 million gain and the reversal of previously recorded deferred income taxes of $176.4 million, as the transaction was implemented in reliance on opinions from Janus’ tax advisors that, although the matter is not free from doubt, the transaction should qualify as a tax-free exchange under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”). No advance ruling on the transaction was obtained from the Internal Revenue Service (“IRS”). Additional deferred taxes were not provided for the transaction because the Company believes it will ultimately realize its investment in CGP in a tax-free manner.

      Summarized Financial Information. Janus accounted for its investment in DST using the equity method of accounting through December 1, 2003. A summary of the equity method investment in DST, together with certain condensed DST financial information, is summarized as follows (in millions):

	December 31,

	2003	2002

Shares owned by Janus	7.4	39.7
Percentage ownership	9.0%	33.2%
Carrying value (excluding goodwill)	N/A	$472.0
Equity in DST assets	N/A	$472.0
Fair market value*	$310.0	$1,412.2

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31,
2002
DST Financial Condition:
Current assets	$665.1
Non-current assets	2,079.1

Total assets	$2,744.2

Current liabilities	$546.5
Non-current liabilities	775.7
Stockholders’ equity	1,422.0

Total liabilities and stockholders’ equity	$2,744.2

	For the Year Ended
	December 31,

	2002	2001
DST Operating results:
Revenues	$2,383.8	$2,380.7
Costs and expenses	$2,080.5	$2,087.2
Net income	$209.0	$228.2

*	Based upon DST’s year-end closing price on the New York Stock Exchange.

      In December 2001, Janus sold 839,000 shares of DST common stock to DST for approximately $40.0 million based on the then-current market price of DST common stock as reported on the New York Stock Exchange (“NYSE”). Janus recorded a gain of $28.8 million ($15.9 million after consideration of income taxes).

Note 6 —	Acquisitions

      Capital Group Partners, Inc. On December 1, 2003, Janus acquired 100% of CGP as part of the DST exchange transaction, and as such, the operating results of CGP for the month of December are included in Janus’ 2003 consolidated financial statements. Janus is in the process of obtaining third-party valuations for intangible assets and equipment; thus, the allocation of the purchase price will change. The pro forma results of operations have not been presented because the results of operations would not have been materially different from those reported. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Cash	$999.3
Current assets	15.6
Equipment and furniture	3.7
Goodwill	102.7

Total assets acquired	1,121.3
Current liabilities	(7.0)

Net assets acquired	$1,114.3

      Perkins, Wolf, McDonnell and Company, LLC. In May 2003, Janus completed the acquisition of a 30% interest in PWM which is being accounted for under the equity method. PWM is the named subadvisor for certain of the Janus’ small- and mid-cap value products. The terms of the purchase and summarized financial statements have not been presented as they are immaterial to Janus’ consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Janus Capital Management LLC Awards. On March 12, 2003, JCM became a wholly owned subsidiary of Janus through the conversion of all outstanding employee-held shares of JCM into shares of Janus common stock. The conversion was completed to simplify Janus’ corporate structure and more closely align interests of Janus employees with those of shareholders.

      A special committee of independent members of Janus’ Board of Directors approved a conversion ratio of 20.1 shares of common stock for each JCM share. The conversion ratio was based on the fair market value of each equity instrument at the date of conversion. The conversion resulted in the issuance of approximately 15.6 million shares of Janus common stock; 3.7 million shares were vested prior to conversion and 1.8 million shares vested on March 31, 2003. The conversion did not modify any of the existing terms of the stock awards.

      Berger Financial Group LLC (“Berger”) Minority. In February 2003, Janus purchased 100% of the outstanding Berger minority LLC interests. The purchase was executed with a combination of cash and Janus common stock. The terms of the purchase have not been presented as they are immaterial to the consolidated financial statements of Janus.

      The Berger and JCM transactions resulted in increased goodwill and intangibles recorded in 2003 totaling $64.0 million.

      Enhanced Investment Technologies, LLC Acquisition. On February 28, 2002, Janus acquired a majority ownership interest in INTECH. As part of the acquisition, INTECH was converted to a limited liability company. INTECH, which had approximately $6.0 billion in assets under management at acquisition, uses a proprietary mathematical investment process to manage equity securities for institutional and private clients. The acquisition of INTECH expanded the product offerings available to Janus clients.

      The total purchase price of INTECH was $93.4 million. At closing, Janus acquired a 50.3% ownership interest of INTECH for $50.5 million and entered into a put/call arrangement with the minority owners of INTECH for an additional 27.5% ownership interest, with an option price of $45.0 million. In accordance with the Emerging Issues Task Force (“EITF”) Consensus No. 00-4 “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in That Subsidiary”, since the option price for the put and call were equal, the combination of the option contracts was accounted for as a financing arrangement, and INTECH was included as a 78% majority-owned subsidiary in Janus’ consolidated financial statements from the acquisition date through December 31, 2003. In April 2003, Janus exercised its call option.

      The acquisition agreement provided for additional contingent purchase price payments of $17.5 million to be made to the seller based on INTECH achieving certain financial goals through the end of 2004. At December 31, 2003, additional purchase price adjustments totaling approximately $11.6 million have been earned and management believes that the remaining $5.9 million will be earned in 2004.

      Including contingent purchase price adjustments, Janus allocated the purchase price of INTECH as follows: net purchased tangible assets, approximately $2.0 million; separate account relationships, an identified intangible asset with an estimated life of 12 years, approximately $37.2 million; and goodwill, approximately $65.8 million. The pro forma results of operations have not been presented because the results of operations would not have been materially different from those reported.

Note 7 —	Discontinued Operations

      In the third quarter 2003, Janus agreed to the terms of a sale of Nelson Money Managers Plc (“Nelson”), a U.K.-based investment management company, to an unrelated third party. Nelson has historically been included within the investment management segment. The disposition of Nelson resulted in a $2.2 million loss on disposal (net of a tax benefit of $1.6 million), including severance and transaction

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs. Closing of the Nelson transaction occurred on October 23, 2003. Summarized operating results of Nelson are as follows:

	2003	2002	2001

Revenues	$15.5	$21.6	$18.9
Expenses	(18.2)	(21.4)	(23.0)
Goodwill impairment	(1.0)	(10.0)	—

Net loss	$(3.7)	$(9.8)	$(4.1)

Note 8 —	Goodwill and Intangible Assets

      Goodwill. Changes in the carrying amount of goodwill are as follows (in millions):

	Investment		Printing and
	Management	DST	Fulfillment	Total

Balance as of December 31, 2001	$914.6	$94.6	$—	$1,009.2
Goodwill acquired during the year	75.1	—	—	75.1
DST equity basis change of interest	—	18.2	—	18.2

Balance as of December 31, 2002	$989.7	$112.8	$—	$1,102.5

Goodwill acquired during the year	16.4	—	102.7	119.1
Disposition	—	(143.2)	—	(143.2)
DST equity basis change of interest	—	30.4	—	30.4

Balance as of December 31, 2003	$1,006.1	$—	$102.7	$1,108.8

      Prior to December 1, 2003, Janus accounted for its investment in DST using the equity method of accounting. Under this method, if DST repurchased its own common stock at a greater price than the Janus carrying value, Janus would record additional goodwill.

      Janus is in the process of obtaining third-party valuations for intangible assets and equipment relating to the acquisition of CGP; thus, the allocation of the purchase price will change.

      Intangible Assets. The following is a summary of identified intangible assets (in millions):

	December 31,

	2003	2002

Non-amortized intangible assets
Mutual fund advisory contracts	$943.1	$917.6
Brand name and trademark	270.5	261.2
Amortized intangible assets
Client relationships	111.8	92.6
Accumulated amortization	(13.1)	(5.7)

Net intangible assets	$1,312.3	$1,265.7

      Client relationships are amortized over their estimated lives of 7 to 25 years using the straight-line method. The weighted average amortization period for client relationships acquired during 2003 and 2002 was 13.6 years and 12.0 years, respectively. Amortization expense is expected to be $8.1 million per year over the next five years. Non-amortized intangible assets are deemed to have an indefinite life because

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

they are expected to generate cash flow indefinitely. Intangible assets with an indefinite life are evaluated each reporting period to determine if facts and circumstances continue to support an indefinite useful life.

      Within client relationships, Janus has subadvised contracts that have an allocated intangible value. To the extent such contracts are terminated, Janus recognizes an impairment equal to the unamortized value of the contract. In 2003, a write-down of certain intangible assets totaling $9.3 million was recorded, primarily associated with the termination of a subsidiary’s subadvised contract, which was sold to an unrelated third party, combined with the loss of other smaller institutional accounts. In February 2004, Janus recorded an additional write-down of intangible assets of $14.0 million as a result of the notification to withdraw assets by certain subadvised accounts.

      Prior to the adoption of SFAS No. 142 on January 1, 2002, goodwill and intangible assets acquired prior to July 1, 2001, were amortized on a straight-line basis over their estimated useful lives of 15 to 20 years. To provide a comparison to the results of 2003 and 2002, the following table provides a summary of actual amortization expense and pro forma net income and earnings per share excluding the amortization of goodwill and indefinite-lived intangible assets in 2001 (in millions, except per share amounts):

	For the Year Ended
	December 31,

	2003	2002	2001

Recorded amortization:
Intangibles	$7.8	$5.3	$27.5
Goodwill	$—	$—	$24.8
Reported net income:	$949.9	$84.7	$302.3
Add back: intangible asset amortization	—	—	27.5
Add back: goodwill amortization	—	—	24.8

Adjusted net income	$949.9	$84.7	$354.6

Basic earnings per share:
Reported net income	$4.17	$0.38	$1.37
Intangible asset amortization	—	—	0.13
Goodwill amortization	—	—	0.11

Adjusted net income	$4.17	$0.38	$1.61

Diluted earnings per share:
Reported net income	$4.14	$0.38	$1.31
Intangible asset amortization	—	—	0.12
Goodwill amortization	—	—	0.11

Adjusted net income	$4.14	$0.38	$1.54

Note 9 —	Restructuring and Asset Impairment Charges

      Company Reorganization. On January 1, 2003, in response to the changing market environment, the Company reorganized its operations with the goal of eliminating redundant management teams, investment capabilities and infrastructure, and adopted a new business model that better capitalized on the well-known Janus brand and leveraged JCM’s existing and extensive global distribution relationships and network (the “Reorganization”). The Reorganization was accomplished by merging JCC into the Company, and

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changing the name of the Company from Stilwell Financial Inc. (“Stilwell”) to Janus Capital Group Inc. Janus’ headquarters were moved from Kansas City, Missouri, to the existing JCM offices in Denver, Colorado.

      As a result of moving corporate headquarters and merging Berger growth funds into similar Janus funds, Janus closed the Stilwell facilities located in Kansas City, Missouri; closed the Berger facilities located in Denver, Colorado; and eliminated a majority of the work force (approximately 140) at Stilwell and Berger. In the third quarter 2002, Janus recorded a charge of $39.4 million for severance expenses and $6.7 million for facility closing costs and fixed asset impairments. The third quarter 2002 charge also included $13.3 million in investment impairments related to certain cost basis investments. In the third quarter 2003, the final estimate of the costs necessary to shut down the Berger and Stilwell offices and to receive shareholder approval to merge the Berger Growth Funds with the comparable Janus Funds was recorded, resulting in an additional charge of $2.6 million.

      JCM Work Force Reduction, Facility Closings and Non-Recurring Items. During 2001, due to decreased shareholder transaction volume combined with increased functionality of the Janus.com website, Janus recorded several non-recurring items associated with the restructuring of its shareholder communications and processing functions. The restructuring actions included closing the Austin, Texas call center, closing a Denver, Colorado facility, and work force reductions of approximately 1,200 employees. Janus recorded approximately $15.5 million in severance expenses related to the employee reductions. The closure of the Austin and Denver facilities resulted in Janus recording fixed asset impairments of $14.0 million and accruing facility closing costs of $36.6 million. The facility closing costs represent the estimated contractual lease payments less projected future sublease revenue. The lease terms for the Austin call center generally expire between 2007 and 2010. In addition, Janus recorded $16.6 million of charges associated with shareowner proxy costs for the Janus group of mutual funds to obtain shareowner approval of new advisory agreements in connection with Janus’ purchase of minority owner shares in JCM.

      The following table summarizes the accrued restructuring and other charges (included in other liabilities in the consolidated balance sheet) and the activity related to those charges (in millions):

	Balance as of December 31,

	2002	Additions	Reductions	2003

Severance	$28.1	$—	$(28.1)	$—
Lease and other expense	17.4	2.6	(10.3)	9.7

Total	$45.5	$2.6	$(38.4)	9.7

Less: current portion				1.9

Long-term portion				$7.8

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance as of December 31,

	2001	Additions	Reductions	2002

Severance	$1.6	$39.4	$(12.9)	$28.1
Lease and other expense	24.4	5.5	(12.5)	17.4
Fixed asset impairments	—	1.2	(1.2)	—
Fund shareowner proxy costs	11.9	—	(11.9)	—
Investment impairments	—	13.3	(13.3)	—

Total	$37.9	$59.4	$(51.8)	45.5

Less: current portion				34.7

Long-term portion				$10.8

Note 10 —	Other Balance Sheet Captions

      Other Accrued Liabilities. Other accrued liabilities are composed of the following (in millions):

	December 31,

	2003	2002

Contingent purchase liability (INTECH)	$5.8	$50.5
Current deferred income tax liability	41.7	5.2
Mutual fund investigation	56.9	—
Accrued restructuring charge	1.9	34.7
Accrued marketing and distribution	15.8	12.4
Other accrued liabilities	30.7	25.1

Total	$152.8	$127.9

Note 11 —	Long-Term Debt

      Long-term debt at December 31 consisted of the following (in millions):

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Zero-coupon convertible senior notes	$83.8	$83.8	$82.9	$83.7
7.000% Senior Notes due 2006	412.7	434.7	417.2	408.1
7.750% Senior Notes due 2009	198.0	227.5	197.8	199.3
7.875% Senior Notes due 2032	158.1	165.8	158.1	158.4

Total	852.6	911.8	856.0	849.5
Less: current maturities	(83.8)	(83.8)	—	—

Total long-term debt	$768.8	$828.0	$856.0	$849.5

      Fair Value of Long-Term Debt. The fair value of long-term debt has been calculated using market quotes or, if market quotes were not available, by discounting future cash flows using market interest rates for debt with similar terms and maturities.

      Zero-Coupon Convertible Senior Notes. On April 30, 2001, Janus completed an offering of approximately $931.0 million (principal amount at maturity) of zero-coupon convertible senior notes due

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2031 (“Convertible Notes”). The Convertible Notes were offered only to qualified institutional buyers at an initial offering price of $741.37 per $1,000 principal amount at maturity, resulting in gross proceeds to Janus of approximately $690.0 million. The issue price represents a yield to maturity of 1% per year. Effective April 30, 2002, Janus amended the terms of the Convertible Notes to add a 3% cash interest payment on the face of the Convertible Notes over the next two years (to be paid semiannually on October 30 and April 30). The other terms of the Convertible Notes remain materially the same.

      Upon certain events, each $1,000 principal amount at maturity of the Convertible Notes will initially be convertible into 17.1544 shares of Janus common stock. Janus may redeem the Convertible Notes for cash on or after April 30, 2006, at their accreted value. At the option of the holder, Janus may be required to repurchase the Convertible Notes at their accreted value beginning on the first, third and fifth anniversaries of the issue date and at five-year intervals thereafter until maturity. On April 30, 2002, pursuant to their terms, Janus was required to repurchase $820.7 million of the Convertible Notes at their accreted value of $614.5 million. The remaining balance at December 31, 2003, of $83.8 million is included within short-term liabilities as the Company expects to repurchase the outstanding notes on April 30, 2004.

      7.000% Senior Notes. On November 6, 2001, Janus issued $400.0 million of 7.000% Senior Notes due November 1, 2006 (“Senior Notes”). The Senior Notes are not callable by Janus or redeemable by the holders prior to maturity and pay interest semiannually on November 1 and May 1.

      On February 12, 2002, Janus entered into a receive-fixed, pay-floating interest rate exchange agreement with a major investment bank. Janus received from the counterparty a fixed 7.0% rate on $400.0 million, and paid the counterparty based on the six-month LIBOR rate (set in arrears) plus 1.78%. Janus designated the interest rate exchange agreement as a fair value hedge of the Senior Notes.

      Since the interest rate swap was accounted for as a fair value hedge, the change in fair value of the debt after February 12, 2002, was recorded as an adjustment to the carrying amount of the debt, generally offsetting the change in fair value of the interest rate exchange agreement. In October 2002, Janus terminated the hedge contract and received $18.4 million from the counterparty for the fair value of the interest rate exchange agreement. The change in fair value included in the carrying amount of the Senior Notes as of the date of termination, also $18.4 million, is being amortized over the term of the notes, as a non-cash reduction of interest expense ($13.0 million is unamortized as of December 31, 2003, and is included in the carrying amount of the debt). The effect of the hedge was to reduce interest expense in 2003 and 2002 by approximately $4.6 million and $16.7 million, respectively.

      7.875% Senior Notes. On April 5, 2002, the Company issued $158.1 million of 7.875% Senior Notes due April 15, 2032 (“Retail Notes”). The Retail Notes, listed on the NYSE under the symbol “SVQ,” were offered in $25 increments to individual investors. The Retail Notes are not redeemable by the holders and are not callable by Janus for five years; thereafter, the Retail Notes are callable at any time, in whole or in part, at par plus accrued and unpaid interest. The Retail Notes pay interest quarterly.

      7.75% Senior Notes. On July 2, 2002, the Company issued $200.0 million of 7.75% Senior Notes due June 15, 2009 (“7.75% Senior Notes”). The 7.75% Senior Notes are not callable by Janus or redeemable by the holders prior to maturity and pay interest semiannually on June 15 and December 15.

      Credit Facility. Janus has a $300 million Five-Year Competitive Advance and Revolving Credit Facility (“Facility”), which expires October 23, 2004. Pursuant to a provision in the Facility, if Janus’ average assets under management over a rolling three-month period fall below $180 billion but remain above $170 billion, the aggregate amount available under the Facility is reduced to $250 million. If average assets under management fall below $170 billion but remain above $150 billion, the Facility is reduced to $200 million. If average assets under management fall below $150 billion, the Facility is reduced to $150 million. Janus is required to repay portions of amounts borrowed in excess of the reduced

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit availability amount. As average assets under management for the rolling three-month period ending December 31, 2003, were below $150 billion, the total amount available under the Facility at the end of 2003 is $150 million. Two interest rate options are available under the Facility: a competitive advance option or LIBOR plus a spread (ranging from 0.30% to 0.50%), which will vary based on Janus’ consolidated leverage ratio.

      The Facility contains a number of covenants that could restrict maximum utilization of the Facility or the ability of the Company to issue securities that are currently available for issuance under Janus’ registration statement, including various financial covenants such as a specified financing leverage, minimum net worth, fixed charge coverage and minimum unencumbered liquidity. Janus was in compliance with the provisions of the Facility, including the financial covenants, as of December 31, 2003. Janus had no borrowings under the Facility at December 31, 2003 or 2002.

      Aggregate Maturities of Indebtedness. The aggregate amounts of long-term debt maturing in the next five years are as follow (in millions):

2004	$83.8
2005	—
2006	400.0
2007	—
2008	—
Thereafter	356.2

Total	$840.0

Note 12 —	Income Taxes

      Janus’ provision for income taxes is summarized as follows (in millions):

	December 31,

	2003	2002	2001

Current:
Federal	$89.9	$138.8	$197.6
State and local	7.9	15.0	14.5

Total current	97.8	153.8	212.1

Deferred:
Federal	(142.9)	68.1	5.0
State and local	(20.3)	9.9	0.6

Total deferred	(163.2)	78.0	5.6

Total income tax (benefit) expense	$(65.4)	$231.8	$217.7

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Janus’ deferred income tax liabilities (assets) are summarized as follows (in millions):

	December 31,

	2003	2002

Income Tax Liabilities:
Unconsolidated affiliates	$—	$192.3
Intangible assets	453.7	454.9
Compensation and benefits	35.1	45.9
Investments	124.8	27.9
Other	53.4	53.3

Gross deferred tax liabilities	667.0	774.3

Income Tax Assets:
Book reserves	(15.7)	(18.5)
Facility closing costs	(0.7)	(8.9)
Deferred commissions	(11.7)	(2.7)
Capital loss carryforwards	(21.5)	—
Other	(11.4)	(19.4)

Gross deferred tax assets	(61.0)	(49.5)

Net deferred income tax liabilities	$606.0	$724.8

      Deferred tax assets and liabilities are reflected on the balance sheet as follows (in millions). The current deferred income tax amounts at December 31, 2003 and 2002, are included within other current liabilities and other current assets, respectively.

	December 31,

	2003	2002

Current deferred income tax (asset) liability, net	$41.8	$(4.3)
Long-term deferred income tax liability, net	564.2	729.1

Net deferred income tax liabilities	$606.0	$724.8

      Janus’ effective income tax rate differs from the statutory federal income tax rate as follows (in millions):

	December 31,

	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.8%	1.9%	1.6%
DST disposition	(44.0)%	0.0%	0.0%
Equity in earnings of DST	0.0%	28.9%	(3.4)%
Non-deductible JCM equity	0.7%	8.0%	0.0%
Other	(1.8)%	(3.4)%	1.6%

Total effective income tax rate	(7.3)%	70.4%	34.8%

      The DST exchange transaction resulted in a $631.3 million gain and the reversal of previously recorded deferred income taxes of $176.4 million, as the transaction was implemented in reliance on opinions from Janus’ tax advisors that, although the matter is not free from doubt, the transaction should

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualify as a tax-free exchange under Section 355 of the Code. No advance ruling on the transaction was obtained from the IRS. Additional deferred taxes were not provided for the transaction because the Company believes it will ultimately realize its investment in CGP in a tax-free manner.

      Prior to September 2002, Janus had previously provided deferred income taxes for unremitted earnings of DST net of the 80% dividends received deduction provided under current tax law, based on management’s expectation of how taxes on DST’s earnings would ultimately be paid. When the Reorganization was announced during the third quarter of 2002, management indicated that they expected to evaluate strategic alternatives for its DST investment, including transactions that would be taxable at full federal and applicable state income tax rates. Accordingly, a charge of $107.8 million was recorded in the third quarter to provide deferred taxes on the 80% of cumulative unremitted earnings for which no tax was previously provided.

      The Internal Revenue Service and other taxing authorities are undertaking examinations of Janus’ prior years’ consolidated income tax returns. As a result of such reviews, additional tax assessments may be proposed. Janus believes that it has accrued adequate tax reserves for any potential future tax assessments, and therefore any proposed assessments should not have a material adverse effect on Janus’ consolidated results of operation or financial condition.

Note 13 —	Stock Option Plans

      In accordance with the provisions of the 1998 Long Term Incentive Plan, as amended, the Janus Board of Directors may grant stock options to purchase Janus common shares to employees or directors. The fair value of stock options granted to Janus employees used to compute pro forma net income disclosures (see Note 2) was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2003	2002	2001

Dividend yield	0.23% to 0.28%	0.16% to 0.32%	0.09% to 0.19%
Expected volatility	40% to 50%	59% to 64%	40% to 69%
Risk-free interest rate	0.00% to 2.62%	1.68% to 4.80%	1.79% to 5.27%
Expected life	3 to 8 years	2 to 7 years	3 years

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Janus Stock Options. The table below summarizes Janus outstanding options. These options generally vest over periods ranging from one to five years with a maximum exercise term of 10 years. Approximately 9.0 million shares are available for future grants at December 31, 2003.

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	9,923,632	$16.87	8,453,403	$15.35	13,385,467	$10.83
Granted	3,577,637	14.42	1,935,784	22.66	111,403	34.06
Exercised	(953,406)	7.14	(291,352)	8.04	(5,009,921)	3.65
Expired	(347,176)	21.53	(174,203)	22.54	(33,546)	20.50

Outstanding at December 31	12,200,687	$16.78	9,923,632	$16.87	8,453,403	$15.35

Exercisable	7,908,123	$16.92	7,229,709	$13.40	7,036,381	$11.79

Weighted Average Fair Value of Options granted during the year	$5.89		$12.66		$13.94

      The following table summarizes the information about stock options that were outstanding at December 31, 2003:

	Outstanding			Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 4 to $10	3,775,678	2.1 years	$7.47	3,775,678	$7.47
$10 to $20	4,418,198	8.5	14.50	961,556	14.78
$20 to $30	2,410,291	6.5	23.25	1,574,369	22.21
$30 to $47	1,596,520	6.3	35.31	1,596,520	35.31

$ 4 to $47	12,200,687	5.8	16.78	7,908,123	16.92

      Janus Employee Stock Purchase Plan. Janus has an ESPP that provides the ability to grant to substantially all full-time employees the right to subscribe to Janus common stock at a per share price equal to the lesser of 85% of the Janus stock price on the date of grant or the date that such shares are purchased. No grants were made in 2003 or 2002. The weighted average per share fair value of the stock purchase rights granted in 2001 was $13.49. Approximately 56,000 shares were issued with respect to the 2001 grant. The fair value of ESPP purchase rights granted to Janus employees used to compute the 2001 pro forma net income disclosures (see Note 2) was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions: dividend yield, 0.20%; expected volatility, 57%; risk-free interest rate, 2.06%; and expected life, 1 year. Approximately 3.8 million shares remain available for future grants under the ESPP.

Note 14 —	Restricted Stock Awards

      In accordance with the provisions of the 1998 Long Term Incentive Plan, as amended, the Janus Board of Directors may issue shares of restricted stock to employees or directors. There were no companywide grants of restricted stock during 2003.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Restricted Stock Awards — 2002. On April 1, 2002, approximately 6.2% of the shares of JCM were issued to key JCM employees through two grants. The first grant was a one-time share grant equivalent to $235 million, or 5% of JCM, all of which was originally scheduled to vest at the end of seven years but included the opportunity for accelerated vesting (either 20% or 33% annually) when defined investment performance targets were achieved. The second grant totaled $69 million, or 1.2% of JCM, and represented the long-term incentive component of the employees’ annual compensation package and was scheduled to vest at the end of five years, with opportunities for acceleration similar to the shares for the one-time grant. The first grant has an annual vesting date of March 31 and the second grant has an annual vesting date of December 31. On March 12, 2003, all outstanding employee-held shares of JCM were converted into shares of Janus common stock and JCM became a wholly owned subsidiary (see note 6).

      The 2002 awards have the opportunity for accelerated vesting (33%), which occurs if for the twelve month period ending on the annual vesting date (either March 31 or December 31) either: (i) 75% of the individual JIF, JAS and JAD funds are in the top 40th percentile of their respective Lipper categories, or (ii) 75% of the aggregate assets of the JIF, JAS and JAD funds and at least 50% of the individual JIF, JAS and JAD funds (excluding Money Market funds) are in the top 40th percentile of their respective Lipper categories. There was no accelerated vesting in 2003 or 2002. All vesting is subject to continued employment by Janus.

      In connection with the Reorganization, the Company changed the vesting for these two grants and all previous JCM equity grants to a pro rata five-year schedule. The opportunity for accelerated vesting (33%) remained in place for the 2002 grants. The change in vesting resulted in the recognition of additional restricted stock compensation of approximately $26 million in 2002, which under the original vesting schedule would have been recognized in subsequent years.

      Restricted Stock Awards — 2001. In 2001, JCM granted 64,420 restricted shares to certain employees pursuant to restricted stock agreements. The shares originally vested after seven years but were subsequently changed to a pro rata five-year vesting term (discussed above). The shares were granted with an immediate 20% vesting. As part of the grant, the grantees made elections under Section 83(b) of the Code, the tax liabilities related to which were paid by JCM on behalf of each grantee. The fair market value of the restricted shares under this grant was approximately $64.7 million. The related tax paid by Janus on behalf of employees totaled $54.7 million, which is recorded as a prepaid expense and amortized as a part of restricted stock expense over the same period as the underlying restricted stock.

      Subsidiary Change of Interest. Prior to the conversion of JCM shares to Janus common stock, Janus recorded a change of interest for the reduced ownership interest in JCM as the shares vested. The issuance of shares by a subsidiary is accounted for in accordance with the provisions of Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”). SAB 51 allows a company to record a gain on the issuance or sale of shares by a subsidiary unless the shares are from treasury. The 2002 and 2001 JCM grants were from treasury shares purchased during 2001, so Janus was precluded from gain recognition on those grants. Instead, as the shares vested, Janus recorded an increase in stockholders’ equity equal to the value of the granted shares.

Note 15 —	Employee Benefit Plans

      Substantially all full-time employees of Janus participate in the ESOP and the Janus Capital Group Inc. 401(k) and Profit Sharing Plan (the “Janus Plan”). Contributions to the ESOP and the profit-sharing component of the Janus Plan are made at the discretion of the Board of Directors in amounts not to exceed the maximum allowable for income tax purposes. Janus matches in cash a maximum of 3% of employee compensation in the 401(k) component of the Janus Plan, subject to a maximum allowable for income tax purposes. Participants become fully vested in employer contributions under the ESOP and

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Janus Plan over a five-year period. Expense related to the Janus Plan was $9.5 million, $10.3 million and $13.1 million in 2003, 2002 and 2001, respectively.

Note 16 —	Commitments and Contingencies

      Operating Leases. Janus rents office space and equipment under the terms of various operating lease agreements. As of December 31, 2003, future minimum rental commitments under non-cancelable operating leases are as follows (in millions):

$26.7
2005	22.1
2006	21.2
2007	17.5
2008	17.4
Thereafter	120.8

Total	$225.7

      Rent expense was $13.0 million, $13.6 million and $18.3 million in 2003, 2002 and 2001, respectively.

      Investment Management Contracts. Most of the revenues of Janus are derived pursuant to investment advisory agreements with its respectively managed mutual funds, and other separate and private accounts. With respect to agreements with mutual funds, these investment advisory agreements may be terminated by either party with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940 as amended (the “1940 Act”)), and must be approved and renewed annually by the disinterested members of each fund’s board of directors or trustees, or its shareowners, as required by law. In addition, the board of trustees or directors of certain funds, and separate and private accounts of Janus generally may terminate these investment advisory agreements upon written notice for any reason. Generally, any change in control of Janus would constitute an “assignment” under the 1940 Act.

      Employees. Janus has entered into agreements with certain employees whereby, upon defined circumstances, certain restricted stock awards or stock options would vest and become exercisable, certain benefit entitlements are automatically funded and such employees are entitled to specified cash payments upon termination of employment. In February 2004, Janus recorded a charge of approximately $7.6 million, or $0.02 per share, reflecting the cost of an employee’s exercise of contractual rights in connection with his retirement.

      Litigation. Except for the litigation discussed in Note 17, Janus is involved in various pending and threatened legal actions arising in the normal course of business. While the outcome of the various legal proceedings involving Janus cannot be predicted with certainty, it is the opinion of management (after consultation with legal counsel) that the litigation reserves of Janus are adequate and that legal actions involving Janus and ultimate resolution of these matters will not be material to Janus’ consolidated financial position, results of operation or cash flows.

Note 17 — Mutual Fund Investigation

      In September 2003, the Securities and Exchange Commission (“SEC”) and the Office of the New York State Attorney General (“NYAG”) publicly announced that they were investigating trading practices in the mutual fund industry. The investigations were prompted by the NYAG’s settlement with a hedge fund, Canary Capital, which allegedly engaged in irregular trading practices with certain mutual fund companies. While Janus was not named as a defendant in the NYAG complaint against the hedge

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fund, Janus was mentioned in the complaint as having allowed Canary Capital to “market time” certain Janus Funds. Market timing is an investment technique involving frequent short-term trading of mutual fund shares that is designed to exploit market movements or inefficiencies in the way mutual fund companies price their shares. The NYAG complaint alleges that this practice is in contradiction to policies stated in the prospectuses for certain Janus Funds.

      Janus or one or more of its subsidiaries has received subpoenas and formal or informal document requests from a number of legal and regulatory agencies  — including the NYAG, the SEC, the National Association of Securities Dealers, Inc., the Colorado Securities Commissioner, the Colorado Attorney General, the West Virginia Attorney General, the Florida Department of Financial Services, and one or more U.S. Attorney offices. The documentation and information sought by these agencies relate to a variety of matters, including but not limited to: late trading, market timing, improper disclosure of portfolio holdings, trading by executives in fund shares, certain revenue sharing arrangements, information related to cash and non-cash compensation paid to brokers, trading by Janus investment personnel in portfolio securities owned by Janus Funds, information provided to certain Janus fund trustees in connection with the review and approval of management contracts related to Janus Funds, information related to certain types of distribution and sales arrangements with brokers and other distributors of mutual fund products, and other topics related to the foregoing. Janus has also been subpoenaed in two grand jury proceedings as a witness. Janus’ only role in these grand jury proceedings has been to provide background information and trading records related to the grand juries’ investigations of other parties. In addition, the United Kingdom’s Financial Services Authority (“FSA”) announced at the end of 2003 that it was conducting an industry-wide review related to the market timing practices of UK investment management firms. In connection with such review, the FSA requested documentation from Janus’ UK subsidiary, Janus International Limited, related to market timing, late trading, disclosure of non-public information about portfolio holdings and related topics. Janus either has complied or intends to comply with these subpoenas and other document and information requests.

      As of March 9, 2004, none of the legal or regulatory agencies conducting investigations into market timing, late trading and other trading practices in the mutual fund industry have brought an enforcement action or commenced other legal proceedings against Janus, Janus employees or any of the Janus Funds. Janus has been and will continue cooperating with the federal and state legal and regulatory authorities that are conducting investigations related to trading practices in the mutual fund industry. While Janus has had discussions with government authorities to resolve the pending investigations, the outcome and timing of those discussions will be determined in large part by the government agencies. As in any investigation, the various regulators are assessing conduct by Janus and by its current and former employees. An enforcement action against the Company or an employee could have a material adverse effect on the Company’s future success. Any resolution of these investigations could include, but may not be limited to, sanctions, penalties, payments to fund shareholders, personnel changes and structural changes in the governance of Janus’ mutual fund business. In addition, the NYAG’s office has sought reductions in management fees charged to mutual funds in connection with settlements with other mutual fund investment advisors. It is possible that Janus could be required to reduce its management fees in connection with a settlement with the NYAG or other regulators.

      Janus has been conducting an internal review of market timing and other trading practices at Janus which, as of the date of this annual report, indicates that there were approximately twelve discretionary frequent trading arrangements across Janus’ U.S.-based mutual fund business, and that significant discretionary frequent trading appears to have occurred with respect to four of those arrangements. All of these arrangements have been terminated. It also appears that redemption fees payable on certain transactions may have been waived. As previously disclosed, Janus also believes that there were several discretionary frequent trading arrangements in Janus’ offshore mutual fund business, and these arrangements have also been terminated. In the case of its main offshore fund family, Janus World Funds

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plc (“JWF”), Janus International Limited engaged outside counsel to advise it on whether issues raised by the NYAG’s investigation have had any impact on JWF and its fund shareholders. Counsel concluded that there had been no wrongdoing in relation to frequent trading at JWF and reported its findings to the U.K. regulators. Similar investigations are ongoing in relation to other Janus offshore funds. In addition, given that most offshore jurisdictions have their own unique set of business and product structures as well as rules and regulations, Janus is working with its foreign legal counsel and its offshore distributors to develop appropriate guidelines for defining existing and future business practices.

      Legal counsel to the Independent Trustees of certain Janus Funds hired Ernst & Young LLP (“EY”) to independently evaluate whether there was any monetary impact to any Janus Funds in which discretionary market timing occurred. Following completion of that evaluation in December 2003, Janus and the Independent Trustees of certain U.S.-based Janus Funds announced that Janus intends to restore $31.5 million to the funds and/or the fund investors. The $31.5 million figure includes: (1) net gains of approximately $22.8 million realized by the discretionary frequent traders, (2) approximately $2.7 million representing the opportunity cost of those gains had they been available to the funds, (3) management fees of approximately $1.0 million received by Janus related to discretionary trading accounts and (4) waived redemption fees of approximately $5.0 million. The restoration amount was calculated by EY and does not include any fines and penalties that may be sought by regulators. It is important to note that neither the methodology underlying the determination of such $31.5 million amount, nor the mechanics by which the payment might be made to funds or fund shareholders, has been approved by or agreed to by regulators having authority over Janus or the Janus Funds.

      In addition to such $31.5 million restoration, Janus has accrued $40.3 million for other expenses directly related to the regulatory investigations through December 31, 2003, which include legal fees, shareholder communication costs, and the current estimate of the costs of the regulatory investigations. Since Janus has not yet resolved the regulatory investigations, Janus cannot state that these charges will be sufficient to cover the ultimate cost of such regulatory investigations. In contrast to the regulatory investigations, Janus has not recorded any liability for the related civil lawsuits described below because an estimate of this potential liability cannot be determined at this time. The potential liabilities for additional costs related to the regulatory investigations and the related civil lawsuits may be material, but at this time Janus is unable to determine the total potential impact that these contingencies may have on Janus’ results of operations, financial position and cash flows. Certain expenses related to these issues may be recoverable from Janus’ insurance carriers, but Janus is unable to assess any possible insurance reimbursements at this time.

      As noted above, the pending investigations by the NYAG and other agencies also seek to determine whether late trading occurred in mutual funds managed by Janus. The term “late trading” generally refers to the practice of permitting or processing a fund purchase or redemption in a manner that improperly allows the current day’s fund share price to be used for an order that was placed or improperly processed at a time following the deadline (normally 4:00 p.m. (EST)) for obtaining that day’s share price. Because many mutual fund transactions are cleared and settled through financial intermediaries, Janus cannot exclude the possibility that one or more intermediaries may have submitted improper or unauthorized late trade transactions to Janus in violation of Janus’ agreements with those intermediaries. In addition, Janus has been advised by certain financial intermediaries that, as a result of systems errors, such intermediaries may have permitted a small number of trades to be submitted late.

      Subsequent to the initiation of the investigations by the NYAG and the SEC, a number of civil lawsuits have been brought, in various federal and state courts, against Janus, the Janus Funds, and related entities and individuals on behalf of fund shareholders and shareholders of Janus Capital Group Inc. The factual allegations made in these actions are generally based on the NYAG complaint against Canary Capital and in general allege that Janus allowed certain hedge funds and other investors to engage in

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“market timing” trades in Janus Funds. Such lawsuits allege a variety of theories for recovery including, but not limited to: (i) violation of various provisions of the federal securities laws; (ii) breach of fiduciary duties, as established by state common law or federal law, to the funds and/or individual investors; (iii) breach of contract; (iv) unjust enrichment; (v) violations of section 1962 of the Racketeering, Influenced and Corrupt Organizations Act; and (vi) failure to adequately implement fair value pricing for portfolio securities in Janus Funds.

      These civil lawsuits include actions purportedly on behalf of a class of Janus fund investors, cases allegedly brought on behalf of the funds themselves, a case asserting claims both on behalf of an investor class and derivatively on behalf of the funds, cases brought on behalf of shareholders of Janus Capital Group Inc. on a derivative basis against the Board of Directors of Janus Capital Group Inc., purported ERISA actions against the managers of the Janus 401(k) plan, and a non-class “representative action” purportedly brought on behalf of the general public. The complaints also name various defendants. One or more of the Janus entities (Janus Capital Group Inc., Janus Capital Management LLC, or Janus Capital Corporation) are named in every action. In addition, actions have been brought against Janus Investment Fund and/or one or more of the individual Janus Funds, the Janus fund Trustees, officers of the Janus Funds, officers of Janus Capital Group Inc. and directors of Janus Capital Group Inc.

      These lawsuits are pending in a number of state and federal jurisdictions. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred a number of these actions to the District of Maryland for coordinated proceedings. Janus has notified the Panel that the remaining federal actions are related to those actions already transferred, and has requested that those actions be transferred as well. One action (alleging failure to adequately implement fair value pricing) has been remanded to state court in Madison County, Illinois, and is not subject to the federal transfer procedures, although Janus has requested the federal court to stay discovery in that action. A motion to remand is pending in another action that has not yet been transferred.

Note 18 —	Related Party Transactions

      Janus incurred fees to DST for various shareowner, portfolio accounting and record-keeping services in the amount of $9.7 million, $13.1 million and $12.0 million in 2003, 2002 and 2001, respectively. As discussed in Note 5, the Company sold 839,000 shares of DST common stock to DST in December 2001 and exchanged 32.3 million shares of DST common stock with DST in December 2003.

      Janus earns fees from the various registered investment companies for which it acts as investment advisor. Accounts receivable include amounts due from these investment companies. The table below presents this related party activity as of and for the years ended December 31 (in millions):

		Accounts
	Investment	Receivable
	Management and	from Registered
	Shareowner	Investment	12b-1 Plan
	Servicing Fees	Companies	Fees Earned

2003	$860.9	$95.1	$2.4
2002	1,003.2	94.6	8.3
2001	1,335.0	105.5	10.3

      Certain officers and directors of Janus are also officers, directors and/or trustees for the various registered investment companies for which Janus acts as investment advisor.

      Commercial Paper Investment. On October 31, 2002, Janus purchased $85 million of investment-grade commercial paper from the Janus Institutional Money Market Fund. Janus made the purchase because the credit rating of the commercial paper had been downgraded to a level that led Janus

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management to believe that it was not prudent for the fund to own the investment. The commercial paper matured on January 6, 2003, and Janus received full payment for the $85 million par value. At December 31, 2002, the commercial paper was included in cash and cash equivalents due to the short-term nature of the investment.

Note 19 — Shareholder Rights

      Shareholder Rights Plan (“Rights Plan”). Janus entered into the Rights Plan with UMB Bank, N.A., as rights agent as of June 14, 2000. In connection with the Rights Plan, the Janus Board declared a dividend of one right (“Right”) for each outstanding share of Janus common stock as of the close of business on June 14, 2000 (the “Rights Record Date”). The Rights are not exercisable or transferable separately from the shares of Janus common stock until the earlier of: (i) ten days following a public announcement that a person or group has acquired or obtained the right to acquire beneficial ownership of 15% or more of the outstanding shares of Janus common stock, or (ii) ten days following the commencement or announcement of an intention to make a tender or exchange offer that would result in an acquiring person or group beneficially owning 15% or more of the outstanding shares of Janus common stock (an “Acquiring Person”), unless the Janus Board sets a later date in either event (the earlier of (i) or (ii) being the “Rights Distribution Date”). Under the Rights Plan, the Janus Board has the option to redeem the Rights at a nominal cost or prevent the Rights from being triggered by designating certain offers for all the outstanding Janus common stock as Permitted Offers (as defined in the Rights Plan). No supplement or amendment may be made to the Rights Plan which changes the Redemption Price, the Final Expiration Date, the Purchase Price (as those terms are defined in the Rights Plan) or the number of 1/1,000ths of a share of Preferred Stock for which a Right is exercisable. Subject to the foregoing, prior to the Rights Distribution Date, Janus may amend or supplement the Rights Plan without the consent of any of the holders of the Rights. Following the Rights Distribution Date, the Rights Plan may be amended to cure any ambiguity, correct or supplement any provision that is defective or inconsistent with any other provision of the Rights Plan, or change or supplement any provision so long as such amendment or supplement does not adversely affect the holders of the Rights (other than an Acquiring Person or group). The Rights expire ten years after the Rights Record Date unless earlier redeemed by Janus.

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

      The Rights Plan is intended to encourage a potential Acquiring Person or group to negotiate directly with the Janus Board of Directors but may have certain antitakeover effects. The Rights Plan could significantly dilute the interests in Janus of an Acquiring Person. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of Janus.

Note 20 —	Segment and Geographic Information

      For purposes of segment reporting, Janus has three segments: Investment Management, representing businesses that derive the majority of their revenues from providing investment management services under investment advisory agreements; DST, composed of the Company’s equity investment in DST; and Printing and Fulfillment, composed of the graphics design, commercial printing and fulfillment operations.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of financial information concerning the segments (in millions):

	2003

	Investment		Printing and
	Management	DST	Fulfillment	Consolidated

Revenues	$987.5	$—	$7.2	$994.7
Depreciation and amortization	67.6	—	—	67.6
Other operating expenses	675.3	—	7.2	682.5

Operating income (loss)	244.6	—	—	244.6
Equity earnings of unconsolidated affiliates	3.3	64.5	—	67.8
Interest expense	(60.5)	—	—	(60.5)
Gain on DST exchange	—	631.3	—	631.3
Other, net	11.4	—	—	11.4

Pretax income	198.8	695.8	—	894.6
Income tax provision (benefit)	111.0	(176.4)	—	(65.4)
Minority interest	4.2	—	—	4.2

Net income from continuing operations	83.6	872.2	—	955.8
Discontinued Operations	(5.9)	—	—	(5.9)

Net income	$77.7	$872.2	$—	$949.9

Total assets	$4,142.3	$—	$189.9
Capital expenditures	$23.9	$—	$—

	2002

	Investment
	Management	DST	Consolidated

Revenues	$1,123.2	$—	$1,123.2
Depreciation and amortization	71.0	—	71.0
Other operating expenses	743.2	—	743.2

Operating income	309.0	—	309.0
Equity earnings of unconsolidated affiliates	—	69.1	69.1
Interest expense	(57.5)	—	(57.5)
Other, net	8.7	—	8.7

Pretax income	260.2	69.1	329.3
Income tax provision	113.0	118.8	231.8
Minority interest	3.0	—	3.0

Net income (loss) from continuing operations	144.2	(49.7)	94.5
Discontinued operations	(9.8)	—	(9.8)

Net income (loss)	$134.4	$(49.7)	$84.7

Total assets	$2,736.9	$584.8
Capital expenditures	$16.0	$—

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001

	Investment
	Management	DST	Consolidated

Revenues	$1,536.8	$—	$1,536.8
Depreciation and amortization	126.2	1.5	127.7
Operating expenses	873.8	—	873.8

Operating income (loss)	536.8	(1.5)	535.3
Equity earnings of unconsolidated affiliates	—	75.4	75.4
Interest expense	(34.5)	—	(34.5)
Other, net	48.6	—	48.6

Pretax income	550.9	73.9	624.8
Income tax provision	211.9	5.8	217.7
Minority interest	100.7	—	100.7

Net income from continuing operations	238.3	68.1	306.4
Discontinued operations	(4.1)	—	(4.1)

Net income from continuing operations	$234.2	$68.1	$302.3

Total assets	$2,811.3	$580.6
Capital expenditures	$33.3	$—

      The following summary provides information concerning Janus’ principal geographic areas as of and for the years ended December 31 (in millions):

	2003	2002	2001

Revenues:*
United States	$920.4	$1,072.8	$1,481.7
International**	74.3	50.4	55.1

Total	$994.7	$1,123.2	$1,536.8

Long-lived assets:
United States	$2,385.8	$2,395.9	$2,345.4
International**	22.6	21.1	6.6

Total	$2,408.4	$2,417.0	$2,352.0

*	Revenues are attributed to countries based on location at which services are performed.

**	Primarily the United Kingdom.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 — Quarterly Financial Data (Unaudited)

	2003

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

	(In millions, except per share amounts)
Total revenue	$231.2	$245.5	$256.6	$261.4	$994.7
Operating income	$63.5	$76.9	$80.3	$23.9	$244.6
Net income	$38.6	$47.5	$50.9	$812.9	$949.9
Earnings per share — Basic:
Income from continuing operations	$0.17	$0.22	$0.24	$3.54	$4.20
Income (loss) from discontinued operations	—	(0.01)	(0.02)	0.01	(0.03)

Net income	$0.17	$0.21	$0.22	$3.55	$4.17

Earnings per share — Diluted:
Income from continuing operations	$0.17	$0.22	$0.24	$3.51	$4.17
Income (loss) from discontinued operations	—	(0.01)	(0.02)	0.01	(0.03)

Net income	$0.17	$0.21	$0.22	$3.52	$4.14

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

	(In millions, except per share amounts)
Total revenue	$322.6	$304.8	$252.7	$243.1	$1,123.2
Operating income (loss)	$138.0	$107.5	$(13.6)	$77.1	$309.0
Net income (loss)	$97.2	$73.7	$(131.2)	$45.0	$84.7
Earnings per share — Basic:
Income (loss) from continuing operations	$0.44	$0.33	$(0.54)	$0.20	$0.43
Loss from discontinued operations	—	—	(0.05)	—	(0.05)

Net income (loss)	$0.44	$0.33	$(0.59)	$0.20	$0.38

Earnings per share — Diluted:
Income (loss) from continuing operations	$0.42	$0.33	$(0.54)	$0.20	$0.43
Loss from discontinued operations	—	—	(0.05)	—	(0.05)

Net income (loss)	$0.42	$0.33	$(0.59)	$0.20	$0.38

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

      As of December 31, 2003, Janus evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Mark Whiston, Chief Executive Officer, and Loren Starr, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Whiston and Starr concluded that, as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.

      There has been no change in Janus’ internal controls over financial reporting during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.

PART III

      The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the Annual Meeting of Shareholders scheduled for May 13, 2004 (“Proxy Statement”) will be filed no later than 120 days after December 31, 2003.

Item 10.	Directors and Executive Officers of the Registrant

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

      The information set forth in response to Item 406 of Regulation S-K under Item 1 — Business — Available Information is incorporated herein by reference in partial response to this Item 10.

Item 11.	Executive Compensation

      The information set forth in response to Item 402 of Regulation S-K under “Executive Compensation” and “Item 1 — Election of Directors — Director Compensation” in the Company’s Proxy Statement is incorporated by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information set forth in response to Item 201(d) and 403 of Regulation S-K under the heading “Stock Ownership” in the Company’s Proxy Statement is hereby incorporated by reference in response to this Item 12.

      The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

	Number of Securities
	to be Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan category	Warrants and Rights	Warrants and Rights	for Future Issuance

	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 Long Term Incentive Plan, as amended	12,200,687	$16.78	9,008,194
Employee Stock Purchase Plan	—	n/a	3,832,772
Equity compensation plans not approved by security holders — Savings-Related Share Option Scheme	6,542	$21.30	493,458

Total	12,207,229		13,334,424

      1998 Long Term Incentive Plan. The Board of Directors may grant equity awards, including restricted stock or stock options, to eligible persons, which include Janus employees, members of the Board of Directors and persons performing services for the Company. The Board of Directors determines the specific terms of each award including how many awards to issue, to whom awards will be issued, vesting terms and conditions of the award, and term of the award (not to exceed 10 years). For stock option awards the strike price cannot be less than fair market value at the date of the grant. Forfeited awards are added back to the available shares for future grant. The plan also allows for the issuance of stock appreciation rights (“SARs”) and limited stock appreciation rights (“LSARs”).

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

      Savings-Related Share Option Scheme. The Board of Directors may grant stock options to eligible Janus employees in the U.K. The purchase price for the Janus common stock is generally 85% of the fair market value at the date of grant.

Item 13.	Certain Relationships and Related Transactions

      The information set forth in response to Item 404 of Regulation S-K under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement is hereby incorporated by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

      The information set forth in response to Item 9(e) of Schedule 14A under the heading “Item 2 — Ratification of Appointment of Independent Accountants” in the Company’s Proxy Statement is hereby incorporated by reference in response to this Item 14.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     List of Documents Filed as Part of this Report

      (1) Financial Statements

      The financial statements and related notes, together with the report of Deloitte & Touche LLP dated March 9, 2004, appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

      (2) Financial Statement Schedules

      The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission appear in Part II, Item 8, Financial Statements and Supplementary Data, under the Index to Financial Statements of this Form 10-K.

      (3) List of Exhibits

      (a) Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

(3) Articles of Incorporation and Bylaws
3	.1.1	Delaware Certificate of Incorporation as Amended and Restated on June 14, 2000, is hereby incorporated by reference from Exhibit 3.1.1 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3	.1.2	Certificate of Designation dated June 15, 2000, establishing Series A Preferred Stock, is hereby incorporated by reference from Exhibit 3.1.2 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3.2		Bylaws of Janus Capital Group Inc. as Amended and Restated on December 11, 2002, is hereby incorporated by reference from Exhibit 3.1 to Janus’ Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)
3.3		Certificate of Ownership and Merger, Merging Janus Capital Corporation with and into Stilwell Financial Inc., is hereby incorporated by reference from Exhibit 3.1 to Janus’ Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)
(4) Instruments Defining the Right of Security Holders, Including Indentures
4.1		Form of Certificate representing Common Stock is hereby incorporated by reference from Exhibit 4.1 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
4	.2.1	Stockholders’ Rights Agreement, dated as of June 14, 2000, between Janus Capital Group Inc. and UMB Bank, N.A., as Rights Agent is hereby incorporated by reference from Exhibit 4.2.1 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
4	.2.2	Certificate of Designation establishing Series A Preferred Stock of Exhibit 3.1.2, is hereby incorporated by reference
4.3		Article FOURTH, Article FIFTH, Article SIXTH, Article SEVENTH and Article ELEVENTH of Exhibit 3.1.1 are hereby incorporated by reference
4.4		Article II: Article III, Section 2; and Article V of Exhibit 3.2 are hereby incorporated by reference
4.5		Indenture, dated as of November 6, 2001, between Janus Capital Group Inc. and The Chase Manhattan Bank, is hereby incorporated by reference from Exhibit 4.1 to Janus’ Current Report on Form 8-K, dated November 6, 2001

4	.6.1	Officers’ Certificate pursuant to the Indenture (as per Exhibit 4.5 above) is hereby incorporated by reference from Exhibit 4.2 to Janus’ Current Report on Form 8-K, dated November 6, 2001 (File No. 001-15253)
4	.6.2	Officers’ Certificate pursuant to the Indenture (as per Exhibit 4.5 above) is hereby incorporated by reference from Exhibit 4.1 to Janus’ Current Report on Form 8-K, dated April 5, 2002 (File No. 001-15253)
4	.6.3	Officers’ Certificate pursuant to the Indenture (as per Exhibit 4.5 above) is hereby incorporated by reference from Exhibit 4.1 to Janus’ Current Report on Form 8-K, dated July 2, 2002 (File No. 001-15253)
4	.7.1	Liquid Yield OptionTMNotes due 2031 Indenture dated April 30, 2001, by and between Janus Capital Group Inc. and The Chase Manhattan Bank, as Trustee, (the zero-coupon convertible senior notes) is hereby incorporated by reference from Exhibit 4.1 to Janus’ Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-15253)
4	.7.2	Liquid Yield OptionTMNotes due 2031 First Supplemental Indenture, dated as of April 30, 2002, between Janus Capital Group Inc. and JP Morgan Chase Bank, is hereby incorporated by reference from Exhibit 4.1 to Janus’ Current Report on Form 8-K, dated May 6, 2002 (File No. 001-15253)
4.8		Registration Rights Agreement dated April 30, 2001, by and between Janus Capital Group Inc. and Merrill Lynch & Co., is hereby incorporated by reference from Exhibit 4.2 to Janus’ Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-15253)
4.9		The Janus Capital Management LLC Liquidity Plan is hereby incorporated by reference from Exhibit 10.1 to Janus’ Current Report on Form 8-K, dated June 7, 2002 (File No. 001-15253).
(10) Material Contracts
10.1		Representative Director Indemnification Agreement is hereby incorporated by reference from Exhibit 10.1 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.2		Representative Officer Indemnification Agreement is hereby incorporated by reference from Exhibit 10.2 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.3		Intercompany Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.3 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.4		Tax Disaffiliation Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.4 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10	.5.1	The Registration Rights Agreement, dated October 24, 1995, by and between DST Systems, Inc. and Kansas City Southern Industries, Inc., which is attached as Exhibit 4.1 to the DST Systems, Inc. Registration Statement on Form S-1 dated October 30, 1995, as amended (Commission file no. 33-96526), is hereby incorporated by reference from Exhibit 10.5.1 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10	.5.2	Amendment to Registration Rights Agreement, dated June 30, 1999, by and between DST Systems, Inc. and Kansas City Southern Industries, Inc., is hereby incorporated by reference from Exhibit 10.5.2 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10	.5.3	Assignment, Consent and Acceptance Agreement, dated as of August 11, 1999, by and among DST Systems, Inc. , Kansas City Southern Industries, Inc. and Janus Capital Group Inc., which is attached as Exhibit 4.15.2 to DST’s Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-14036), is hereby incorporated by reference from Exhibit 10.5.3 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

10.6		First Amendment to the Janus Capital Group Inc. 1998 Long Term Incentive Stock Plan, as Amended and Restated effective as of May 1, 2001, is hereby incorporated by reference from Appendix C to Janus’ 2003 Proxy Statement on Schedule 14A (File No. 001-15253)*
10	.7.1	Janus Capital Group Inc. Employee Stock Purchase Plan is hereby incorporated by reference from Exhibit 10.11 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *
10	.7.2	Janus Capital Group Inc. Employee Stock Purchase Plan, as Amended and Restated Effective November 16, 2001, is hereby incorporated by reference from Exhibit 10.11.2 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15253)*
10.8		Janus Capital Group Inc. Employee Stock Ownership Plan is hereby incorporated by reference from Exhibit 10.13 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *
10	.9.1	Janus Capital Group Inc. 401(k) and Profit Sharing Plan is hereby incorporated by reference from Exhibit 10.14 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253) *
10	.9.2	Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, as Amended and Restated effective November 1, 2001, is hereby incorporated by reference from Exhibit 10.3 to Janus’ Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15253 ) *
10	.9.3	Third Amendment to the 401(k), Janus Capital Group Inc. Profit Sharing and Employee Stock Ownership Plan, dated October 2, 2002, is hereby incorporated by reference from Exhibit 10.2 to Janus’ Form 10-Q for the quarterly period ended September 30, 2002 (File No. 001-15253)*
10	.9.4	Fourth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective as of January 1, 2003, is hereby incorporated by reference from Exhibit 10.13.4 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10	.10.1	Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of December 7, 2000, among Janus Capital Group Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference from Exhibit 10.15 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-15253)
10	.10.2	Waiver and First Amendment to Five-Year Competitive Advance and Revolving Credit Facility dated February 20, 2001, among Janus Capital Group Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-15253)
10	.10.3	Second Amendment to Five-Year Competitive Advance and Revolving Credit Facility dated April 20, 2001, among Janus Capital Group Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Form 10-Q for the quarterly period ended June 30, 2001 (File No. 001-15253)
10	.10.4	Third Amendment to Five-Year Competitive Advance and Revolving Credit Facility dated October 24, 2001, among Janus Capital Group Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, is hereby incorporated by reference from Exhibit 10.2 to Janus’ Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15253)
10	.10.5	Consent, Waiver and Amendment dated October 23, 2002, among Janus Capital Group Inc., Janus Capital Corporation and Citibank, N.A., as administrative agent for the lenders named therein, with respect to the 364-Day Credit Agreement and the Five-Year Credit Agreement, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Form 10-Q for the quarterly period ended September 30, 2002 (File No. 001-15253).

10	.10.6	Sixth Amendment dated as of March 28, 2003, among Janus Capital Group Inc. and Citibank, N.A. as administrative agent for the lenders named therein, with respect to the Five-Year Credit Agreement, is hereby incorporated by reference from Exhibit 10.14.6 to Janus’ Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-15253)
10	.10.7	Amendment dated October 1, 2003, among Janus Capital Group Inc. and Citibank, N.A., as administrative agent for the lenders named herein, with respect to the Five-Year Credit Agreement, is hereby incorporated by reference from Exhibit 10.14.7 to Janus’ Form 10-Q for the quarterly period ended September 30, 2003 (File No. 001-15253)
10.11		Limited Liability Company Agreement of Janus Capital Management LLC, dated as of April 1, 2002, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Current Report on Form 8-K, dated June 7, 2002 (File No. 001-15253)
10.12		Amended and Restated Limited Liability Company Agreement of Janus Capital Management LLC, dated as of March 13, 2002, is hereby incorporated by reference to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10	.13.1	Change of Control Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.28 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10	.13.2	Amendment to Change of Control Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated December 18, 2003, is hereby incorporated by reference from Exhibit 10.34.2 to Janus’ Current Report on Form 8-K, dated December 19, 2003 (File No. 001-15253)
10.14		Change of Control Agreement by and between Janus Capital Group Inc. and Loren M. Starr, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.29 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10.15		Change of Control Agreement by and between Janus Capital Group Inc. and Thomas A. Early, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.30 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10.16		Change of Control Agreement by and between Janus Capital Group Inc. and R. Timothy Hudner, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.31 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10.17		Change of Control Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.32 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10.18		Change of Control Agreement by and between Janus Capital Group Inc. and Lars O. Soderberg, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.33 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10.19		Change of Control Agreement by and between Janus Capital Group Inc. and Girard Miller, dated as of June 30, 2003, is hereby incorporated by reference from Exhibit 10.2 to Janus’ Form 10-Q for the quarterly period ended June 30, 2003 (File No. 001-15253)
10.20		Employment Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of March 26, 2003, is hereby incorporated by reference from Exhibit 10.34 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10	.21.1	Amendment to Employment Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated December 18, 2003, is hereby incorporated by reference from Exhibit 10.34.1 to Janus’ Current Report on Form 8-K, dated December 19, 2003 (File No. 001-15253)
10	.21.2	Second amendment to Employment Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated February 13, 2004*
10.22		Employment Agreement by and between Janus Capital Group Inc. and Loren M. Starr, dated as of March 26, 2003, is hereby incorporated by reference from Exhibit 10.35 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*

10.23	Employment Agreement by and between Janus Capital Group Inc. and Thomas A. Early, dated as of March 26, 2003, is hereby incorporated by reference from Exhibit 10.36 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10.24	Employment Agreement by and between Janus Capital Group Inc. and R. Timothy Hudner, dated as of March 26, 2003, is hereby incorporated by reference from Exhibit 10.37 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10.25	Employment Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of March 26, 2003, is hereby incorporated by reference from Exhibit 10.38 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10.26	Employment Agreement by and between Janus Capital Group Inc. and Girard Miller, dated as of June 30, 2003, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Form 10-Q for the quarterly period ended June 30, 2003 (File No. 001-15253)
10.27	Employment Agreement by and between Janus Capital Group Inc. and Lars O. Soderberg, dated as of January 1, 2003, is hereby incorporated by reference from Exhibit 10.3 to Janus’ Form 10-Q for the quarterly period ended June 30, 2003 (File No. 001-15253)
10.28	Janus Capital Group Inc., Management Incentive Compensation Plan, effective January 1, 2003, is hereby incorporated by reference from Appendix B to Janus’ 2003 Proxy Statement on Schedule 14A (File No. 001-15253)
10.29	Share Exchange Agreement with DST Systems, Inc. dated August 25, 2003, is hereby incorporated by reference from Exhibit 99.A to Janus’ SC 13D/ A, dated August 25, 2003 (File No. 001-15253)
10.30	Transition agreement by and between Janus Capital Group Inc. and Thomas A. Early*
10.31	Employment Agreement by and between Janus Capital Group Inc. and Gary Black, dated March 12, 2004*
* Compensatory plan or agreement.
(12) Statements Re Computation of Ratios
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1
(21) Subsidiaries of the Company
21.1	The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1
(23) Consents of Experts and Counsel
23.1	The Consent of Independent Accountants prepared pursuant to Item 601(b)(23) of Regulation S-K is attached to this Form 10-K as Exhibit 23.1
23.2	The Consent of Independent Accountants prepared pursuant to Item 601(b)(23) of Regulation S-K is attached to this Form 10-K as Exhibit 23.2
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Mark B. Whiston, Vice Chairman of the Board, President, Chief Executive Officer and Director of Registrant
31.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant.
(32) Section 1350 Certificates
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99) Additional Exhibits
99.1	Janus Capital Group Inc. Amended and Restated Audit Committee Charter, as of March 12, 2003, is hereby incorporated by reference from Appendix A to Janus’ 2003 Proxy Statement on Schedule 14A (File No. 001-15253)

99.2	The consolidated financial statements and related notes, together with the Report of Independent Accountants, of DST Systems, Inc. (an approximate 33% owned affiliate of Janus accounted for under the equity method) for the years ended December 31, 2002, 2001 and 2000, which are included in the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 1-14036), are hereby incorporated by reference as Exhibit 99.2

(b)	Reports on Form 8-K

      On October 1, 2003, the Company filed a Current Report on Form 8-K, dated October 1, 2003, under Item 9 that furnished a statement on the findings regarding the internal review of the issues raised by New York Attorney General Eliot Spitzer.

      On October 29, 2003, the Company filed a Current Report on Form 8-K, dated October 29, 2003, under Items 7 and 12 that furnished a press release reporting its financial results for the third quarter of 2003.

      On November 18, 2003, the Company filed a Current Report on Form 8-K, dated November 17, 2003, under Items 7 and 9 that furnished a press release announcing that two top Janus Capital Group Inc. officials will speak at a Merrill Lynch Banking Financial Services Investor Conference.

      On November 18, 2003, the Company filed a Current Report on Form 8-K, dated November 18, 2003, under Items 7 and 9 that furnished a message from its CEO, Mark Whiston, providing a progress update on frequent trading issues and related actions.

      On December 2, 2003, the Company filed a Current Report on Form 8-K, dated December 1, 2003, under Item 9 that furnished a press release announcing the closing of the share exchange with DST Systems, Inc.

      On December 15, 2003, the Company filed a Current Report on Form 8-K, dated December 1, 2003, under Items 2 and 7 that furnished a statement that the Company completed a transaction with DST Systems, Inc. (“DST”) to exchange 32.3 million common shares of DST for all of the outstanding stock of a DST subsidiary, referred to as JCG Partners. The report also furnished pro forma financial information for the disposition of the Company’s investment in 32.3 million common shares of DST, as required by Article 11 of Regulation S-X.

      On December 19, 2003, the Company filed a Current Report on Form 8-K, dated December 19, 2003, under Items 5, 7 and 9 that furnished a press release announcing that the Company and the Janus Fund independent Trustees announced that the Company would pay approximately $31.5 million to fund shareholders to make amends for the impact of frequent trading that happened in certain of the Janus mutual funds as well as certain other corporate governance initiatives. The Company also announced amendments to the employment agreement and change of control agreement of its Chief Executive Officer, Mark Whiston.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JANUS CAPITAL GROUP INC.

By:
Mark B. Whiston
Vice Chairman of the Board, President,
Chief Executive Officer and Director

March 9, 2004

      The officers and directors of Janus Capital Group Inc., whose signatures appear below, hereby constitute and appoint Thomas A. Early, Loren M. Starr and Curt R. Foust, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2003, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his own act and deed all that said attorneys shall do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2004.

Signature	Title

Mark B. Whiston	Vice Chairman of the Board, President, Chief Executive Officer and Director

Loren M. Starr	Senior Vice President and Chief Financial Officer

Gregory A. Frost	Vice President and Controller (Principal Accounting Officer)

Signature	Title

S. L. Scheid	Director

P. F. Balser	Director

M. D. Bills	Director

R.N. Burt	Director

G. A. Cox	Director

J. P. Craig, III	Director

D. R. Gatzek	Director

L. H. Rowland	Director

R. Skidelsky	Director

INDEX TO EXHIBITS

			Regulation S-K
			Item 601 (b)
Exhibit No.		Document	Exhibit No.

10	.21.2	Second amendment to Employment Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated February 13, 2004	10
10.30		Transition agreement by and between Janus Capital Group Inc. and Thomas A. Early	10
10.31		Employment Agreement by and between Janus Capital Group Inc. and Gary Black, dated March 12, 2004	10
12.1		The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1	12
21.1		The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1	21
23.1		Consent of Independent Accountants — Deloitte & Touche LLP	23
23.2		Consent of Independent Accountants — PricewaterhouseCoopers LLP	23
31.1		Certification of Mark B. Whiston, Vice Chairman of the Board, President, Chief Executive Officer and Director of Registrant	31
31.2		Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant	31
32.1		Certification of Mark B. Whiston, Vice Chairman of the Board, President, Chief Executive Officer and Director of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2		Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32