Form 10-Q
period 2004-03-31
JANUS CAPITAL GROUP INC
filed 2004-05-06
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission File Number 001-15253

Janus Capital Group Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1804048 (I.R.S. Employer Identification No.)

151 Detroit Street, Denver, Colorado (Address of principal executive offices)	80206 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 4, 2004, there were 239,361,650 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. EXHIBITS AND REPORTS ON FORM&NBSP;8-K
SIGNATURES
INDEX TO EXHIBITS
EX-4.1 6.119% Senior Notes Due 2014 Indenture
EX-10.1 Consulting and Separation Agreement
EX-10.2 8th Amend. to the 5-Year Credit Agreement
EX-10.3 Assignment and Assumption Agreement
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO
EX-32.1 Certification of CEO
EX-32.2 Certification of CFO

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,278.5	$1,222.8
Accounts receivable	123.3	123.7
Investments in advised funds	92.4	78.1
Other current assets	78.9	41.6

Total current assets	1,573.1	1,466.2
Investments and other assets	412.3	386.2
Property and equipment (net of accumulated depreciation of $141.0 and $137.0, respectively)	61.0	58.7
Intangibles, net	1,331.7	1,312.3
Goodwill	1,086.2	1,108.8

Total assets	$4,464.3	$4,332.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6.8	$8.3
Accrued compensation and benefits	41.1	56.0
Current portion of long-term debt	84.0	83.8
Income taxes payable	29.3	—
Other accrued liabilities	177.5	152.8

Total current liabilities	338.7	300.9
Other liabilities:
Long-term debt	767.8	768.8
Deferred income taxes	640.3	564.3
Other liabilities	34.0	33.9

Total liabilities	1,780.8	1,667.9

Commitments and contingencies
Minority interest in consolidated subsidiaries	4.2	3.1

STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	2.4	2.4
Additional paid-in capital	258.4	265.3
Retained earnings	2,423.0	2,442.3
Unamortized restricted stock compensation	(158.5)	(183.9)
Accumulated other comprehensive income	154.0	135.1

Total stockholders’ equity	2,679.3	2,661.2

Total liabilities and stockholders’ equity	$4,464.3	$4,332.2

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Millions, Except Per Share Data)

	Three months ended March 31,
	2004	2003
Revenues:
Investment management fees	$199.2	$181.1
Shareowner servicing fees and other	50.7	50.1
Printing and fulfillment	24.5	—

Total	274.4	231.2

Operating Expenses:
Employee compensation and benefits	62.0	57.9
Restricted stock compensation	21.5	21.5
Marketing and distribution	38.9	40.9
Depreciation and amortization	15.8	18.0
General, administrative and occupancy	34.1	29.4
Cost of printing and fulfillment	22.8	—
Restructuring and impairments	14.2	—
Provision for mutual fund investigation	59.0	—

Total	268.3	167.7

Operating Income	6.1	63.5
Equity in earnings of unconsolidated affiliates	1.1	17.1
Interest expense	(14.8)	(16.1)
Other, net	3.2	3.0

Income (loss) before taxes and minority interest	(4.4)	67.5
Income tax provision	13.1	27.5
Minority interest in consolidated earnings	1.8	0.8

Income (loss) from continuing operations	(19.3)	39.2

Discontinued Operations
Loss from operations	—	(0.6)

Net Income (Loss)	$(19.3)	$38.6

Earnings per Share — Basic:
Income (loss) from continuing operations	$(0.08)	$0.17
Loss from discontinued operations	—	—

Net income (loss)	$(0.08)	$0.17

Earnings per Share — Diluted:
Income (loss) from continuing operations	$(0.08)	$0.17
Loss from discontinued operations	—	—

Net income (loss)	$(0.08)	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Three months ended March 31,
	2004	2003
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income (loss)	$(19.3)	$38.6
Adjustments to net income (loss):
Depreciation and amortization	16.3	18.0
Deferred income taxes	(27.7)	2.3
Minority interest in consolidated earnings	1.8	0.8
Undistributed earnings of unconsolidated affiliates	—	(17.1)
Restructuring and impairment charges	14.2	—
Amortization of restricted stock compensation	19.1	18.4
Loss from discontinued operations	—	0.6
Payment of deferred commissions	(5.4)	(6.7)
Other, net	0.8	0.6
Changes in working capital items:
Accounts receivable	—	(9.9)
Other current assets	(4.3)	5.8
Accounts payable and accrued compensation payable	(15.9)	(24.2)
Other accrued liabilities	98.7	12.1

Net operating	78.3	39.3

Investing Activities:
Purchase of property and equipment	(5.0)	(2.1)
Investments in subsidiaries and acquisitions	(5.8)	(12.7)
Purchase of investments	(0.7)	—
Sale of investments	—	8.1
Purchase of investments in advised funds	(11.0)	(39.9)
Other, net	1.8	—

Net investing	(20.7)	(46.6)

Financing Activities:
Proceeds from stock plans	4.7	0.8
Repurchase of common stock	(6.3)	(6.4)
Distributions to minority interest	(0.7)	(4.6)
Other, net	0.4	0.1

Net financing	(1.9)	(10.1)

Cash and Cash Equivalents:
Net increase (decrease)	55.7	(17.4)
At beginning of period	1,222.8	152.5

At end of period	$1,278.5	$135.1

Supplemental cash flow information:
Cash paid for interest	$3.1	$3.1
Cash paid for income taxes	$9.7	$1.3

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in Millions, Except Per Share)

					Unamortized	Accumulated
			Additional		Restricted	Other	Total
		Common	Paid-in	Retained	Stock	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Compensation	Income	Equity
Balance at December 31, 2002	222.5	$2.2	$—	$1,469.5	$—	$36.3	$1,508.0
Comprehensive income:
Net income				949.9			949.9
Net unrealized gain on investments						94.7	94.7
Reclassification for gains included in net income						(0.2)	(0.2)
Foreign currency translation adjustment						4.3	4.3

Comprehensive income							1,048.7
Stock option and benefit plans	0.9		7.0				7.0
Common stock repurchased	(0.7)		(8.5)				(8.5)
Conversion of Berger Financial Group LLC shares	1.6		10.1				10.1
Conversion of Janus Capital Management LLC shares to Janus common stock	15.6	0.2	270.7	32.4	(261.7)		41.6
Amortization of restricted stock awards					51.4		51.4
Issuance of restricted stock	0.7		10.6		(9.9)		0.7
Forfeiture of restricted stock awards	(1.4)		(36.3)		36.3		—
Tax impact on forfeiture of restricted stock awards			5.3				5.3
Change of interest in subsidiaries			6.4				6.4
Common stock dividends ($0.04 per share)				(9.5)			(9.5)

Balance at December 31, 2003	239.2	$2.4	$265.3	$2,442.3	$(183.9)	$135.1	$2,661.2
Comprehensive income (loss):
Net loss				(19.3)			(19.3)
Net unrealized gain on investments						18.6	18.6
Foreign currency translation adjustment						0.3	0.3

Comprehensive loss							(0.4)
Stock option and benefit plans	0.8		4.7				4.7
Common stock repurchased	(0.4)		(6.3)				(6.3)
Amortization of restricted stock awards			0.8		18.3		19.1
Issuance of restricted stock			1.2		(0.4)		0.8
Forfeiture of restricted stock awards	(0.4)		(7.5)		7.5		—
Tax impact on forfeiture of restricted stock awards			0.2				0.2

Balance at March 31, 2004	239.2	$2.4	$258.4	$2,423.0	$(158.5)	$154.0	$2,679.3

The accompanying notes are an integral part of these consolidated financial statements.

Janus Capital Group Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (the “Company” or “Janus”) management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 — Earnings Per Share

Basic earnings (loss) per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding by the dilutive impact of stock options and unvested restricted stock awards. The following is a summary of the earnings (loss) per share calculation (in millions, except per share data):

	Three months ended
	March 31,
	2004	2003
Income (loss) from continuing operations	$(19.3)	$39.2
Loss from discontinued operations	—	(0.6)

Net income (loss)	$(19.3)	$38.6

Basic earnings per share:
Weighted average common shares outstanding	230.4	223.8
Income (loss) from continuing operations	$(0.08)	$0.17
Loss from discontinued operations	—	—

Basic earnings (loss) per share	$(0.08)	$0.17

Diluted earnings per share:
Weighted average common shares outstanding	230.4	223.8
Dilutive effect of stock options and unvested restricted stock	2.0	1.0

Weighted average diluted common shares outstanding	232.4	224.8

Income (loss) from continuing operations	$(0.08)	$0.17
Loss from discontinued operations	—	—

Diluted earnings (loss) per share	$(0.08)	$0.17

The following securities have been excluded from the earnings per share computations as their inclusion would be antidilutive:

•	Stock options that have an exercise price greater than the average market price of Janus’ common stock (for the three-month periods ended March 31, 2004 and 2003, approximately 4.3 million and 5.0 million options, respectively);

•	1.9 million shares of common stock reserved for issuance upon conversion of the zero-coupon convertible notes due 2031; and

•	6.7 million and 10.8 million unvested common shares at March 31, 2004 and 2003, respectively.

Note 3 — Goodwill and Intangible Assets

The following is a summary of changes in goodwill for the three-month period ended March 31, 2004 (in millions):

Balance at beginning of period	$1,108.8
Adjustment to Capital Group Partners purchase price allocation	(26.2)
Goodwill additions	3.6

Balance at end of period	$1,086.2

The following is a summary of identified intangible assets (in millions):

	March 31,	December 31,
	2004	2003
Non-amortized intangible assets
Mutual fund advisory contracts	$943.1	$943.1
Brand name and trademark	270.5	270.5
Amortized intangible assets
Client relationships	134.1	111.8
Accumulated amortization	(16.0)	(13.1)

Net intangible assets	$1,331.7	$1,312.3

In conjunction with the exchange transaction with DST Systems, Inc. (“DST”) on December 1, 2003, Janus acquired 100% of Capital Group Partners, Inc. (“CGP”). An adjustment to goodwill, tangible assets and intangible assets was recorded during the first quarter 2004 reflecting the final purchase price allocation for the acquisition. CGP’s intangible assets are amortized over five years. Amortization expense in the first quarter 2004 includes the intangible asset amortization for CGP.

Amortization expense was $3.7 million and $1.7 million for the three-month periods ended March 31, 2004 and 2003, respectively. Total amortization expense is expected to be $17.1 million per year over the next five years.

Client relationships are amortized over their estimated lives of 5 to 25 years using the straight-line method. Within client relationships, Janus has subadvised contracts that have an allocated intangible value. To the extent such contracts are terminated, Janus will recognize an impairment charge equal to the unamortized value of the contract. During the three-month period ended March 31, 2004, a write-down of intangible assets totaling $14.2 million ($8.8 million after-tax), or $0.04 per diluted share, was recorded, associated with the termination notices by certain subadvised accounts.

Note 4 — Stock Options

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, Janus accounts for stock options granted to employees and non-employee directors using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no stock-based employee compensation cost is reflected in net income for the value of stock options as all such instruments had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if Janus had applied the fair value method of accounting to stock options (in millions, except per share data):

	Three months ended
	March 31,
	2004	2003
Net income (loss), as reported	$(19.3)	$38.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	13.7	11.4
Deduct: Total stock-based employee compensation expense as determined under the fair value based method for all awards, net of related tax effect	(16.5)	(13.3)

Pro forma net income (loss)	$(22.1)	$36.7

Earnings (loss) per basic share:
As reported	$(0.08)	$0.17
Pro forma	$(0.09)	$0.16
Earnings (loss) per diluted share:
As reported	$(0.08)	$0.17
Pro forma	$(0.09)	$0.16

Note 5 — Segment Information

For purposes of segment reporting, Janus has the following segments: Investment Management, representing businesses that derive the majority of their revenues from providing investment management services under investment advisory agreements; Printing and Fulfillment, composed of the graphics design, commercial printing and fulfillment operations (acquired December 1, 2003); and DST, comprised of Janus’ equity investment in DST (prior to December 1, 2003).

The following is a summary of financial information concerning the segments (in millions):

	Three Months Ended March 31,
	Investment		Printing and
	Management	DST	Fulfillment	Consolidated
2004:
Revenues	$249.9	N/A	$24.5	$274.4
Net loss	$(17.9)	N/A	$(1.4)	$(19.3)
2003:
Revenues	$231.2	$—	N/A	$231.2
Equity earnings	$—	$17.1	N/A	$17.1
Net income	$28.0	$10.6	N/A	$38.6
Goodwill at
March 31, 2004	$1,009.7	N/A	$76.5	$1,086.2
December 31, 2003	$1,006.1	N/A	$102.7	$1,108.8

Note 6 — Subsequent Events

LYONS. On April 30, 2004, the holders of the Liquid Yield Option Notes (“LYONS”), under existing put rights, required Janus to repurchase all of the outstanding LYONS with an accreted value of $84.0 million.

Mutual Fund Investigation. On April 27, 2004, Janus and state regulators announced agreements in principle with the Attorneys General of Colorado and New York and the Colorado Division of Securities setting forth financial agreements and certain corporate governance and compliance initiatives that will be required by such regulators to resolve their investigations concerning Janus. Janus also announced an agreement in principle with respect to monetary terms with the SEC staff, subject to the approval of the SEC Commissioners. Pursuant to such agreements, Janus would consent to the entry of a cease and desist order by the SEC, as well as consent orders or assurances of discontinuance by the New York and Colorado state authorities. Janus has agreed to pay $50.0 million in restoration to compensate investors for the adverse effects of frequent trading and $50.0 million in civil penalties. As part of the agreements in principle, Janus agreed to reduce its management fees from certain Janus funds in the amount of $25.0 million per year for five years. Specific fee reductions on a fund-by-fund basis will be determined by the independent trustees of the respective Janus funds in consultation with the New York Attorney General’s office. The fee reductions will be calculated using assets under management at a point in time, and therefore, the total reduction in revenue over a five year period could be greater than or less than $125.0 million, depending on whether assets under management in the affected funds increase or decrease. Janus also agreed to pay $1.2 million to the Colorado Attorney General to be used for investor education and to reimburse that office for the costs of their investigation. See Part II, Item 1 for further information.

The current quarter charge of $59.0 million includes $55.7 million of previously unaccrued civil penalties and restoration costs and $3.3 million of legal and other administrative expenses related to the investigation.

Debt Restructuring. On April 26, 2004, Janus completed the exchange of $286.9 million 7.00% Senior Notes, previously maturing in 2006, and $178.0 million 7.75% Senior Notes, previously maturing in 2009, for $527.4 million of 6.119% Senior Notes due 2014. During May, the Company expects that its wholly-owned subsidiary, Capital Group Partners, Inc. (“CGP”), will purchase $445.0 million of the 2014 Senior Notes. This, combined with the April 30, 2004 repurchase of $84.0 million of LYONS, will reduce Janus’ consolidated debt to approximately $378.1 million. As a result of the transactions, Janus anticipates that it will report a second quarter non-operating charge of $55.0 million ($34.1 million after-tax), or $0.15 per diluted share, primarily related to the premium paid to exchange the old bonds for new given declines in interest rates. This transaction, combined with the LYONS repurchase, is expected to reduce annual interest expense by approximately $30.0 million.

Chief Executive Officer. On April 20, 2004, Janus’ former CEO Mark Whiston announced his decision to step down from his positions with the company, its affiliates and as a member of Janus’ board. Whiston was succeeded as CEO by Steve Scheid, who will continue to serve as chairman of the Company’s board. Under the terms of a consulting and separation agreement, Whiston received a cash payment of approximately $5.8 million, which included a consulting services fee. In addition, Janus established a $7.9 million deferred compensation retirement arrangement valued in Janus mutual fund shares. Janus anticipates that the payments and benefits provided in connection with Whiston’s departure will result in a second quarter charge of approximately $17.0 million ($10.2 million after-tax), or $0.04 per diluted share. Of the total charge, $3.4 million represents the accelerated amortization of Whiston’s unvested Janus common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts, are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” and similar expressions or variations, and are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1, Business, under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003. Janus cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Available Information

Copies of Janus’ filings with the Securities and Exchange Commission (“SEC”) can be obtained from the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information can be obtained about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Overview of Operating Results

Janus had a net loss of $19.3 million, or a loss of $0.08 per diluted share, in the first quarter 2004 compared to net income of $38.6 million, or $0.17 per diluted share, in the first quarter 2003. The current quarter was affected by increased revenues from higher average assets under management, offset by the mutual fund trading investigation charge of $59.0 million ($50.2 million after-tax), or $0.21 per diluted share, a write-down of intangible assets of $14.2 million ($8.8 million after-tax), or $0.04 per diluted share, and a personnel-related charge of $7.6 million ($4.6 million after-tax), or $0.02 per diluted share. Included in first quarter 2003 income is equity earnings from DST Systems, Inc. (“DST”) of $17.1 million, or $0.05 per diluted share. Janus no longer records equity earnings from DST as of December 1, 2003, the date the exchange transaction closed.

Significant Developments and Transactions

Mutual Fund Investigation. On April 27, 2004, Janus and state regulators announced agreements in principle with the Attorneys General of Colorado and New York and the Colorado Division of Securities setting forth financial agreements and certain corporate governance and compliance initiatives that will be required by such regulators to resolve their investigations concerning Janus. Janus also announced an agreement in principle with respect to monetary terms with the SEC staff, subject to the approval of the SEC Commissioners. Pursuant to such agreements, Janus would consent to the entry of a cease and desist order by the SEC, as well as consent orders or assurances of discontinuance by the New York and Colorado state authorities. Janus has agreed to pay $50.0 million in restoration to compensate investors for the adverse effects of frequent trading and $50.0 million in civil penalties. As part of the agreements in principle, Janus agreed to reduce its management fees from certain Janus funds in the amount of $25.0 million per year for five years. Specific fee reductions on a fund-by-fund basis will be determined by the independent trustees of the respective Janus funds in consultation with the New York Attorney General’s office. The fee reductions will be calculated using assets under management at a point in time, and therefore, the total reduction in revenue over a five year period could be greater than or less than $125.0 million, depending on whether assets under management in the affected funds increase or decrease. Janus also agreed to pay $1.2 million to the Colorado Attorney General to be used for investor education and to reimburse that office for the costs of their investigation. See Part II, Item 1 for further information.

The current quarter charge of $59.0 million includes $55.7 million of previously unaccrued civil penalties and restoration costs and $3.3 million of legal and other administrative expenses related to the investigation.

Debt Restructuring. On April 26, 2004, Janus completed the exchange of $286.9 million 7.00% Senior Notes, previously maturing in 2006, and $178.0 million 7.75% Senior Notes, previously maturing in 2009, for $527.4 million of 6.119% Senior Notes due 2014. During May, the Company expects that its wholly-owned subsidiary, Capital Group Partners, Inc. (“CGP”), will purchase $445.0 million of the 2014 Senior Notes. This, combined with the April 30, 2004 repurchase of $84.0 million of LYONS, will reduce Janus’ consolidated debt to approximately $378.1 million. As a result of the transactions, Janus anticipates that it will report a second quarter non-operating charge of $55.0 million ($34.1 million after-tax), or $0.15 per diluted share, primarily related to the premium paid to exchange the old bonds for new given declines in interest rates. This transaction, combined with the LYONS repurchase, is expected to reduce annual interest expense by approximately $30.0 million.

Write-down of Intangible Assets. A write-down of intangible assets totaling $14.2 million was recorded in the first quarter 2004, to account for future asset withdrawals that certain subadvised accounts and institutional clients announced after their year-end client reviews.

Personnel Changes. On April 20, 2004, Janus’ former CEO Mark Whiston announced his decision to step down from his positions with the company, its affiliates and as a member of Janus’ board. Whiston was succeeded as CEO by Steve Scheid, who will continue to serve as chairman of the Company’s board. Under the terms of a consulting and separation agreement, Whiston received a cash payment of approximately $5.8 million, which included a consulting services fee. In addition, Janus established a $7.9 million deferred compensation retirement arrangement valued in Janus mutual fund shares. Janus anticipates that the payments and benefits provided in connection with Whiston’s departure will result in a second quarter charge of approximately $17.0 million ($10.2 million after-tax), or $0.04 per diluted share. Of the total charge, $3.4 million represents the accelerated amortization of Whiston’s unvested Janus common stock.

Gary D. Black, formerly the chief investment officer for Goldman Sachs Asset Management’s Global Equities business, was appointed president and chief investment officer of Janus effective April 26, 2004. Black is responsible for the performance of all Janus Capital Group products and investment management activities, including overseeing Janus portfolio managers, research analysts and trading personnel.

As previously disclosed, Janus recorded a $7.6 million charge ($4.6 million after-tax), or $0.02 per diluted share, during the first quarter 2004 to reflect retirement-related costs for Janus’ General Counsel. Of the total charge, $4.0 million will be paid in cash and is reflected in employee compensation and benefits. The remaining charge of $3.6 million represents acceleration of unvested stock and is reflected in restricted stock compensation.

RESULTS OF OPERATIONS BY SEGMENT

For purposes of segment reporting, Janus has the following segments: Investment Management, representing businesses that derive the majority of their revenues from providing investment management services under investment advisory agreements; and Printing and Fulfillment, composed of the graphics design, commercial printing and fulfillment operations (acquired December 1, 2003).

Prior to December 1, 2003, Janus’ equity investment in DST was also considered a segment. As a result of the December 1, 2003, exchange transaction with DST, the company no longer records equity earnings from DST. For the first quarter 2003, equity earnings from DST totaled $17.1 million, or $0.05 per diluted share.

RESULTS OF OPERATIONS — INVESTMENT MANAGEMENT SEGMENT

Business Overview

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

As part of the agreements in principle reached with regulators (see Part II, Item 1), Janus agreed to reduce its management fees from certain mutual funds in the amount of $25.0 million per year for five years. Specific fee reductions on a fund-by-fund basis will be determined by the independent trustees of the respective Janus funds in consultation with the New York Attorney General’s office. The fee reductions will be calculated using assets under management at a point in time, and therefore, the total reduction in revenue over a five year period could be greater than or less than $125.0 million, depending on whether assets under management in the affected funds increase or decrease.

Results of Operations

	Three months ended March 31,
	2004	2003
	(Dollars in Millions)
Revenues:
Investment management fees	$199.2	$181.1
Shareowner servicing fees and other	50.7	50.1

Total	249.9	231.2

Operating Expenses:
Employee compensation and benefits	60.5	57.9
Restricted stock compensation	21.5	21.5
Marketing and distribution	38.9	40.9
Depreciation and amortization	14.0	18.0
General, administrative and occupancy	33.3	29.4
Restructuring and impairments	14.2	—
Provision for mutual fund investigation	59.0	—

Total	241.4	167.7

Operating Income	8.5	63.5
Equity in earnings of unconsolidated affiliates	1.1	—
Interest expense	(14.8)	(16.1)
Other, net	3.2	3.0

Income (loss) before taxes and minority interest	(2.0)	50.4
Income tax provision	14.1	21.0
Minority interest in consolidated earnings	1.8	0.8
Discontinued operations loss	—	0.6

	15.9	22.4

Net Income (Loss)	$(17.9)	$28.0

Three Months Ended March 31, 2004, Compared with the Three Months Ended March 31, 2003

Assets Under Management/Revenue. Assets under management totaled $145.0 billion at March 31, 2004, a $12.3 billion increase from assets of $132.7 billion at March 31, 2003, caused by market appreciation of $38.3 billion offset by net outflows of $24.5 billion and asset dispositions of approximately $1.5 billion. Average assets under management in the first quarter 2004 increased 9.9% to $148.4 billion from $135.0 billion in the first quarter 2003.

Investment management and shareowner servicing fees are generally based upon a percentage of the market value of assets under management and are calculated under contractual agreements with the Company’s mutual funds, subadvised relationships and separate accounts. Investment management revenue increased 10.0% to $199.2 million from $181.1 million in the first quarter 2003, reflecting the increase in average assets under management.

Shareowner servicing fees and other revenue remained comparable with the first quarter 2003. An increase in asset-based shareowner servicing fees was offset by a decrease in money market administration fees as a result of a 23.9% decline in average money market assets under management.

Expenses. Employee compensation and benefits increased $2.6 million, or 4.5%, primarily caused by higher severance costs in the current quarter from the cash payments accrued for Janus’ general counsel (see personnel changes above). Higher average assets under management and improved relative investment performance drove an increase in contractually-based incentive compensation paid to portfolio and sales management personnel, which was offset by a final adjustment made to the 2003 companywide core bonus accrual.

Restricted stock compensation includes a $3.6 million decline in the quarterly amortization rate caused by employee departures and the resulting forfeiture of unvested restricted stock. This reduction was offset by an equivalent charge for the personnel-related accelerated vesting of unvested stock (see personnel changes above).

Marketing and distribution expense declined $2.0 million, or 4.9%, primarily due to lower overall marketing and promotion expenditures as a result of reduced spending on Janus retail products in television, print and other media advertising. Janus expects advertising expense to increase by approximately $4.0 million in the second quarter, as a result of a new print and television advertising campaign.

General, administrative and occupancy expenses increased primarily as a result of cash payments for certain investment research-related third-party products and services previously acquired with soft dollars.

Depreciation and amortization decreased as a result of past significant technology-related capital assets becoming fully depreciated during the second half of 2003.

RESULTS OF OPERATIONS — PRINTING AND FULFILLMENT SEGMENT

Business Overview

Janus’ operating unit of CGP (d.b.a. “Rapid Solutions Group”, or “RSG”) provides its clients with digital marketing and compliance communication solutions that support institutional and direct-to-consumer marketing channels. RSG has more than 480 employees in five facilities strategically located across the United States. Operating income for RSG is principally derived from digital printing and fulfillment operations, and offset printing.

Digital Printing / Fulfillment Operations. The digital operation focuses its business strategy on providing clients with communication solutions using leading-edge print-on-demand technology and software applications that support the process of improving the effectiveness of customer communication through personalization and customization, while decreasing material obsolescence. Approximately 75% of RSG’s revenue is derived from these operations, which include:

•	Customized print-on-demand of personalized marketing material, portfolio reports and other investor communication materials;

•	Printing and delivery of electronic and paper trade confirmations for brokerage firms;

•	Print and delivery of semiannual reports, annual reports and prospectus compliance documents for the securities industry;

•	Individualized print-on-demand of four-color customer welcome and enrollment kits and portfolio statements; and

•	Self-service web portals offering complete online document ordering, dynamic kit building and inventory and fulfillment management.

Offset Printing. The offset printing operations provide customers with full-service graphic and design solutions through prepress services and high-speed, high-quality offset printing for a wide variety of work, including direct marketing packages, brochures, preprinted base stock and collateral pieces.

Results of Operations

Three months ended March 31, 2004
(Dollars in Millions)

Printing and fulfillment revenue	$17.8
Out-of-pocket reimbursements	6.7
Cost of printing and fulfillment	(22.8)

1.7
Other Expenses:
Employee compensation and benefits	1.5
Depreciation and amortization	1.8
General, administrative and occupancy	0.8

Operating loss	(2.4)
Income tax benefit	1.0

Net loss	$(1.4)

For the first quarter 2004, the printing and fulfillment segment realized a net loss of $1.4 million. The loss includes $0.7 million of depreciation and $1.8 million of amortization expense associated with the allocation of purchase price to fixed assets and identifiable intangibles.

Included within cost of printing and fulfillment are those expenses that are directly related to production, including salaries, materials, postage, rent on production facilities, lease payments for equipment and depreciation on owned production equipment. Also included are reimbursable expenses incurred by RSG on behalf of its customers. This expense and the corresponding reimbursement are reported gross as revenue and a component of cost of printing and fulfillment.

RSG intends to invest $15.0 million in equipment during 2004 to buy out current operating leases, improve technology capabilities and purchase more advanced digital printing equipment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of consolidated cash flow data for the three-month periods ended March 31, 2004 and 2003, is as follows (in millions):

Cash flows provided by (used for):	2004	2003
Operating activities	$78.3	$39.3
Investing activities	(20.7)	(46.6)
Financing activities	(1.9)	(10.1)

Net increase (decrease) in cash and cash equivalents	55.7	(17.4)
Balance beginning of period	1,222.8	152.5

Balance end of period	$1,278.5	$135.1

Three Months Ended March 31, 2004, Compared with the Three Months Ended March 31, 2003

Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital expenditures. Janus generated $78.3 million of cash flows from operations in the first quarter 2004 compared to $39.3 million in the comparable 2003 quarter, an increase of $39.0 million. This increase is attributable to higher assets under management in the current quarter and the payment of $23.0 million of previously accrued restructuring and severance payments in the first quarter 2003.

Net cash expended in investing activities in the first quarter 2004 and 2003 related primarily to the investments in advised funds and investments in subsidiaries.

Future Capital Requirements

Short-Term Capital Requirements. Janus believes current cash and cash equivalents plus expected cash flows from operations in 2004 should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include the payment of restoration and civil penalties relating to the mutual fund investigation of $101.2 million, ongoing legal and other administrative costs associated with the mutual fund investigation, the April 30, 2004 repurchase of $84.0 million of zero-coupon senior notes, interest payments on outstanding debt, the debt restructuring transaction (see Significant Developments and Transactions above), deferred commission payments and $32.0 million of estimated capital expenditures through the end of the year.

Capital Group Partners. As discussed in the 2003 Annual Report on Form 10-K, the tax opinions received by Janus as part of the DST exchange transaction were based on certain representations from Janus that the cash involved in the transaction would only be used (subject to certain limitations) for debt repurchases, common stock repurchases, capital expenditures, RSG working capital and possible business acquisitions. It is expected that CGP will purchase $445.0 million of the 2014 Senior Notes in May of 2004 (see Significant Developments and Transactions above). At March 31, 2004, $1.0 billion of Janus’ consolidated cash and cash equivalents is recorded at CGP.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has had no significant changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, Janus evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Steve Scheid, Chief Executive Officer, and Loren Starr, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Scheid and Starr concluded that, as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.

There has been no change in Janus’ internal controls over financial reporting during the first quarter 2004 that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Mutual Fund Investigation

In September 2003, the Securities and Exchange Commission (“SEC”) and the Office of the New York State Attorney General (“NYAG”) publicly announced that they were investigating trading practices in the mutual fund industry. The investigations were prompted by the NYAG’s settlement with a hedge fund, Canary Capital, which allegedly engaged in irregular trading practices with certain mutual fund companies. While Janus was not named as a defendant in the NYAG complaint against the hedge fund, Janus was mentioned in the complaint as having allowed Canary Capital to “market time” certain Janus funds. Market timing is an investment technique involving frequent short-term trading of mutual fund shares that is designed to exploit market movements or inefficiencies in the way mutual fund companies price their shares. The NYAG complaint against Canary Capital alleged that this practice is in contradiction to policies stated in the prospectuses for certain Janus funds.

On April 27, 2004, Janus and state regulators announced agreements in principle with the Attorneys General of Colorado and New York and the Colorado Division of Securities setting forth financial agreements and certain corporate governance and compliance initiatives that will be required by such regulators to resolve their investigations concerning Janus. Janus also announced an agreement in principle with respect to monetary terms with the SEC staff, subject to the approval of the SEC Commissioners. Pursuant to such agreements, Janus would consent to the entry of a cease and desist order by the SEC, as well as consent orders or assurances of discontinuance by the New York and Colorado state authorities. Janus has agreed to pay $50.0 million in restoration to compensate investors for the adverse effects of frequent trading and $50.0 million in civil penalties. As part of the agreements in principle, Janus agreed to reduce its management fees from certain Janus funds in the amount of $25.0 million per year for five years. Specific fee reductions on a fund-by-fund basis will be determined by the independent trustees of the respective Janus funds in consultation with the New York Attorney General’s office. The fee reductions will be calculated using assets under management at a point in time, and therefore, the total reduction in revenue over a five year period could be greater than or less than $125.0 million, depending on whether assets under management in the affected funds increase or decrease. Janus also agreed to pay $1.2 million to the Colorado Attorney General to be used for investor education and to reimburse that office for the costs of their investigation. As part of its agreement with the New York Attorney General’s Office, Janus has agreed that it will not seek insurance reimbursement for the $100.0 million payment. Certain costs and expenses related to the mutual fund investigation may be recoverable, but Janus is unable to assess any possible insurance reimbursements at this time.

As a part of the agreement, Janus has also agreed to adopt more stringent policies, procedures and governance measures similar to those agreed to by other mutual fund companies that have reached settlements with regulatory agencies. The measures include, among others:

•	that Janus Funds’ boards continue to have an independent chairman,

•	refined policies and procedures to detect and deter market timing activities,

•	enhanced compliance and ethics controls,

•	new requirements for disclosure to investors of expenses and fees, and

•	a commitment to hire a senior officer or independent consultant reporting to the fund trustees to assist in the review of fees charged by the funds to investors.

The other legal and regulatory agencies that are investigating trading practices at Janus, including the West Virginia Attorney General, the Florida Department of Financial Services and the Vermont Securities Division, are not bound by Janus’ agreements with the SEC and the New York and Colorado agencies. In addition, the SEC has an ongoing compliance examination concerning other subjects, such as the terms of agreements between Janus and brokerage firms that sell Janus funds to the public, which is not resolved in the agreement in principle. Janus has been and intends to continue cooperating with these agencies.

Janus International Limited (“JIL”), the named investment advisor of Janus’ main offshore fund family Janus World Funds Plc (“JWF”), retained outside legal counsel to conduct an investigation into the issues raised by the NYAG relating to JWF. As previously disclosed, counsel concluded from their findings that, while there were several limited discretionary frequent trading arrangements in respect of JWF (which have now been terminated by JIL), there was no evidence of wrongdoing on the part of JIL in relation to frequent trading in JWF. Additionally, independent consulting economists engaged by JIL calculated that the impact of those arrangements in JWF was negligible. The legal advisers to JWF confirmed to the board of directors of JWF that they had no basis to disagree with the conclusions of JIL’s outside legal counsel that there was no evidence of wrongdoing on the part of JIL in relation to frequent trading in JWF. Nonetheless, in order to avoid any possible issue as to whether investors may have been disadvantaged by the permitted arrangements, JIL decided to make an ex gratia payment to JWF equal to the impact calculated by the consulting economists referred to above. In light of the matters contained in the report of JIL’s outside legal counsel, and the ex gratia payment, JIL, having met with both the Financial Services Authority in the United Kingdom and the Irish Financial Services Regulatory Authority, has

been advised that neither regulator is proposing to take any action. The payment to JWF is not material to Janus’ financial condition.

Civil Lawsuits

Subsequent to the initiation of the investigations by the NYAG and the SEC, more than 60 civil lawsuits were filed in various state and federal courts against Janus, and related entities and individuals, based on allegations similar to those contained in the NYAG complaint against Canary Capital. In general, these lawsuits allege that Janus allowed certain hedge funds and other investors to engage in “market timing” trades in Janus Funds. Such lawsuits assert a variety of theories for recovery including, but not limited to, the federal securities laws, other federal statutes (including ERISA and RICO), and various common law doctrines.

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

All but one of the “market timing” lawsuits filed against Janus that were filed in, or removed to, federal court have been finally or conditionally transferred to the Federal District Court in Baltimore, Maryland for coordinated proceedings. Consolidated amended complaints are due in that court on May 28, 2004.

One “market timing” lawsuit, based on allegations that Janus failed adequately to implement fair value pricing, was remanded to the Illinois state circuit court for Madison County, Illinois, where it is now pending. Janus has appealed the order of remand to the federal court of appeals.

In addition to the “market timing” lawsuits, three lawsuits were filed in April 2004 against Janus and related entities challenging the investment advisory fees charged by Janus to certain funds managed by Janus. These actions were filed in federal courts in the Western District of Missouri and the Southern District of Illinois, and in state court in Madison County, Illinois by fund investors. They assert claims under Section 36(b) of the Investment Company Act and for breach of contract. The plaintiffs in these cases do not seek a specified amount of damages or other relief. At this early stage of the litigation, it is not possible to estimate the expense or exposure, if any, that they may represent.

Management strongly believes that the claims made in each of these lawsuits are without merit and intends vigorously to defend against them.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 25, 2000, the Janus Board of Directors authorized the expenditure of $1.0 billion to repurchase up to 20 million shares of Janus common stock from the open market. As of March 31, 2004, 17.8 million shares are available for repurchase. The stock repurchase program expires on July 25, 2004. No repurchases of common shares were made under this plan in the three months ended March 31, 2004.

As a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934), Janus repurchased approximately 389,000 shares of common stock on March 31, 2004, at a price of $16.28 per share, to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards. These repurchases were made directly from Janus employees.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

3.1.1	Delaware Certificate of Incorporation as Amended and Restated on June 14, 2000, is hereby incorporated by reference from Exhibit 3.1.1 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

3.1.2	Certificate of Designation dated June 15, 2000, establishing Series A Preferred Stock, is hereby incorporated by reference from Exhibit 3.1.2 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

3.2	Bylaws of Janus Capital Group Inc. as Amended and Restated on December 11, 2002, is hereby incorporated by reference from Exhibit 3.2 to Janus’ Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)

3.3	Certificate of Ownership and Merger, Merging Janus Capital Corporation with and into Stilwell Financial Inc., is hereby incorporated by reference from Exhibit 3.1 to Janus’ Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)

4.1	6.119% Senior Notes Due 2014 Indenture, dated April 26, 2004, between Janus Capital Group Inc. and JPMorgan Chase Bank, as Trustee

10.1	Consulting and Separation Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of April 20, 2004

10.2	Eighth Amendment dated as of April 14, 2004, among Janus Capital Group Inc. and Citibank, N.A. as administrative agent for the lenders named therein, with respect to the Five-Year Credit Agreement

10.3	Assignment and Assumption Agreement, dated March 16, 2004, between Janus Capital Group Inc. and Capital Group Partners, Inc.

31.1	Certification of Steven L. Scheid, Chairman of the Board and Chief Executive Officer of Registrant

31.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant

32.1	Certification of Steven L. Scheid, Chairman of the Board and Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

On January 23, 2004, the Company filed a Current Report on Form 8-K, dated January 22, 2004, under Item 9 that furnished a press release announcing that three top Janus officials will speak at the Citigroup Smith Barney Financial Services Investor Conference.

On February 4, 2004, the Company filed a Current Report on Form 8-K, dated February 4, 2004, under Item 12 that furnished a press release reporting Janus Capital Group’s fourth quarter and year-end 2003 financial results.

On February 13, 2004, the Company filed a Current Report on Form 8-K/A, dated December 1, 2003, under Items 2 and 7 that furnished a statement that the Company completed a transaction with DST Systems, Inc. (“DST”) to exchange 32.3 million common shares of DST for all of the outstanding stock of a DST subsidiary, referred to as Capital Group Partners. The report also furnished historical financial statements of Capital Group Partners and, as required by Article 11 of Regulation S-X, pro forma financial information for the acquisition of Capital Group Partners.

On March 8, 2004, the Company filed a Current Report on Form 8-K, dated March 5, 2004, under Item 9 that furnished a press release reporting February 2004 assets under management and announcing that two Janus executives will speak at the JPMorgan Small Cap Conference.

On March 9, 2004, the Company filed a Current Report on Form 8-K, dated March 8, 2004, under Item 9 that furnished a press release announcing the appointments of Michael D. Bills and Deborah R. Gatzek to the Janus board of directors and announcing that Helen Young Hayes, whose term expires in May, will step down from the Janus board of directors.

On March 16, 2004, the Company filed a Current Report on Form 8-K, dated March 15, 2004, under Item 9 that furnished a press release announcing that Gary D. Black, chief investment officer for Goldman Sachs Asset Management’s Global Equities business, has been appointed president and chief investment officer of Janus.

On March 16, 2004, the Company filed a Current Report on Form 8-K, dated March 16, 2004, under Items 5 and 7 that furnished a press release announcing the Company’s offers to exchange any and all of its $400,000,000 in outstanding 7.00% Senior Notes dues 2006 and $200,000,000 in outstanding 7.75% Notes due 2009 for New Senior Notes due 2014 (the “New Notes”). Following the completion of the exchange, Janus and/or its wholly owned subsidiary Capital Group Partners, Inc. are currently expected to purchase up to $465 million of the New Notes for cash.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2004

Janus Capital Group Inc.

/s/ Steven L. Scheid

Steven L. Scheid, Chairman of the Board and Chief Executive Officer

/s/ Loren M. Starr

Loren M. Starr, Senior Vice President and Chief Financial Officer

/s/ Gregory A. Frost

Gregory A. Frost, Vice President and Controller (Principal Accounting Officer)

JANUS CAPITAL GROUP INC.
INDEX TO EXHIBITS

		Regulation S-K
		Item 601 (b)
Exhibit No.	Document	Exhibit No.
4.1	6.119% Senior Notes Due 2014 Indenture, dated April 26, 2004, between Janus Capital Group Inc. and JPMorgan Chase Bank, as Trustee	4

10.1	Consulting and Separation Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of April 20, 2004	10

10.2	Eighth Amendment dated as of April 14, 2004, among Janus Capital Group Inc. and Citibank, N.A. as administrative agent for the lenders named therein, with respect to the Five-Year Credit Agreement	10

10.3	Assignment and Assumption Agreement, dated March 16, 2004, between Janus Capital Group Inc. and Capital Group Partners, Inc.	10

31.1	Certification of Steven L. Scheid, Chairman of the Board and Chief Executive Officer of Registrant	31

31.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Steven L. Scheid, Chairman of the Board and Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32