Form 10-Q
period 2004-06-30
JANUS CAPITAL GROUP INC
filed 2004-07-29
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 21, 2004, there were 239,363,982 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,100.6	$1,222.8
Accounts receivable	114.8	123.7
Investments in advised funds	93.5	78.1
Other current assets	70.9	41.6

Total current assets	1,379.8	1,466.2
Investments and other assets	85.7	386.2
Property and equipment (net of accumulated depreciation of $116.2 and $137.0, respectively)	66.6	58.7
Intangibles, net	1,328.1	1,312.3
Goodwill	1,086.9	1,108.8

Total assets	$3,947.1	$4,332.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7.2	$8.3
Accrued compensation and benefits	38.4	56.0
Current portion of long-term debt	—	83.8
Income taxes payable	145.2	—
Other accrued liabilities	172.1	152.8

Total current liabilities	362.9	300.9
Other liabilities:
Long-term debt	378.2	768.8
Deferred income taxes	490.1	564.3
Other liabilities	40.2	33.9

Total liabilities	1,271.4	1,667.9

Commitments and contingencies
Minority interest in consolidated subsidiaries	0.5	3.1

STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	2.4	2.4
Additional paid-in capital	253.2	265.3
Retained earnings	2,543.6	2,442.3
Unamortized restricted stock compensation	(137.8)	(183.9)
Accumulated other comprehensive income	13.8	135.1

Total stockholders’ equity	2,675.2	2,661.2

Total liabilities and stockholders’ equity	$3,947.1	$4,332.2

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Investment management fees	$187.9	$194.0	$387.1	$375.1
Shareowner servicing fees and other	47.3	51.5	98.0	101.6
Printing and fulfillment	23.6	—	48.1	—

Total	258.8	245.5	533.2	476.7

Operating Expenses:
Employee compensation and benefits	72.5	59.7	134.5	117.6
Restricted stock compensation	18.8	20.5	40.3	42.0
Marketing and fulfillment	8.8	6.5	12.9	12.0
Distribution	31.6	36.1	66.4	71.5
Depreciation and amortization	14.4	16.8	30.2	34.8
General, administrative and occupancy	36.2	29.0	70.3	58.4
Cost of printing and fulfillment	22.3	—	45.1	—
Restructuring and impairments	—	—	14.2	—
Provision for mutual fund investigation	6.0	—	65.0	—

Total	210.6	168.6	478.9	336.3

Operating Income	48.2	76.9	54.3	140.4
Equity in earnings of unconsolidated affiliates	1.6	18.7	2.7	35.8
Gain on disposition of DST common shares	228.0	—	228.0	—
Interest expense	(11.6)	(14.6)	(26.4)	(30.7)
Loss on early extinguishment of debt	(55.5)	—	(55.5)	—
Other, net	2.9	1.2	6.1	4.2

Income before taxes and minority interest	213.6	82.2	209.2	149.7
Income tax provision	81.2	30.9	94.3	58.4
Minority interest in consolidated earnings	2.2	0.8	4.0	1.6

Income from continuing operations	130.2	50.5	110.9	89.7

Discontinued Operations
Loss from operations	—	(3.0)	—	(3.6)

Net Income	$130.2	$47.5	$110.9	$86.1

Earnings per Share - Basic:
Income from continuing operations	$0.56	$0.22	$0.48	$0.39
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net income	$0.56	$0.21	$0.48	$0.38

Earnings per Share - Diluted:
Income from continuing operations	$0.56	$0.22	$0.48	$0.39
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net income	$0.56	$0.21	$0.48	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Six months ended
	June 30,
	2004	2003
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$110.9	$86.1
Adjustments to net income:
Depreciation and amortization	31.5	34.8
Deferred income taxes	(47.5)	(3.3)
Minority interest in consolidated earnings	4.0	1.6
Undistributed earnings of unconsolidated affiliates	—	(35.8)
Restructuring and impairment charges	14.2	—
Amortization of restricted stock compensation	35.8	34.7
Gain on disposition of DST common shares	(228.0)	—
Loss on early extinguishment of debt	55.5	—
Loss from discontinued operations	—	3.6
Payment of deferred commissions	(6.6)	(20.5)
Other, net	1.9	3.6
Changes in working capital items:
Accounts receivable	8.0	(14.7)
Other current assets	(1.2)	18.4
Accounts payable and accrued compensation payable	(18.3)	(24.4)
Other accrued liabilities	163.1	(25.5)

Net operating	123.3	58.6

Investing Activities:
Purchase of property and equipment	(15.8)	(5.1)
Investments in subsidiaries and acquisitions	(5.8)	(109.9)
Purchase of investments	(10.8)	(1.0)
Proceeds from disposition of DST common shares	336.2	—
Sale of investments	—	8.4
Purchase of investments in advised funds	(11.3)	(51.3)
Sale of investments in advised funds	0.4	18.1
Other, net	1.8	—

Net investing	294.7	(140.8)

Financing Activities:
Repayment of long-term debt	(529.0)	—
Debt issuance costs	(3.4)	—
Proceeds from stock plans	6.1	5.1
Repurchase of common stock	(7.5)	(6.4)
Distributions to minority interest	(6.7)	(15.8)
Other, net	0.3	0.7

Net financing	(540.2)	(16.4)

Cash and Cash Equivalents:
Net decrease	(122.2)	(98.6)
At beginning of period	1,222.8	152.5

At end of period	$1,100.6	$53.9

Supplemental cash flow information:
Cash paid for interest	$27.5	$29.6
Cash paid for income taxes	$35.7	$48.4

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in Millions, Except Per Share)

					Unamortized	Accumulated
			Additional		Restricted	Other	Total
		Common	Paid-in	Retained	Stock	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Compensation	Income	Equity
Balance at December 31, 2002	222.5	$2.2	$—	$1,469.5	$—	$36.3	$1,508.0
Comprehensive income:
Net income				949.9			949.9
Net unrealized gain on investments						94.7	94.7
Reclassification for gains included in net income						(0.2)	(0.2)
Foreign currency translation adjustment						4.3	4.3

Comprehensive income							1,048.7
Stock option and benefit plans	0.9		7.0				7.0
Common stock repurchased	(0.7)		(8.5)				(8.5)
Conversion of Berger Financial Group LLC shares	1.6		10.1				10.1
Conversion of Janus Capital Management LLC shares to Janus common stock	15.6	0.2	270.7	32.4	(261.7)		41.6
Amortization of restricted stock awards					51.4		51.4
Issuance of restricted stock	0.7		10.6		(9.9)		0.7
Forfeiture of restricted stock awards	(1.4)		(36.3)		36.3		—
Tax impact on forfeiture of restricted stock awards			5.3				5.3
Change of interest in subsidiaries			6.4				6.4
Common stock dividends ($0.04 per share)				(9.5)			(9.5)

Balance at December 31, 2003	239.2	$2.4	$265.3	$2,442.3	$(183.9)	$135.1	$2,661.2
Comprehensive loss:
Net income				110.9			110.9
Net unrealized gain on investments						19.5	19.5
Reclassification for gains included in net income						(140.8)	(140.8)

Comprehensive loss							(10.4)
Stock option and benefit plans	0.9		5.5				5.5
Common stock repurchased	(0.4)		(7.4)				(7.4)
Amortization of restricted stock awards					35.8		35.8
Issuance of restricted stock	0.4		7.8		(6.2)		1.6
Forfeiture of restricted stock awards	(0.8)		(16.5)		16.5		—
Tax impact on forfeiture of restricted stock awards			(1.5)				(1.5)
Common stock dividends ($0.04 per share)				(9.6)			(9.6)

Balance at June 30, 2004	239.3	$2.4	$253.2	$2,543.6	$(137.8)	$13.8	$2,675.2

The accompanying notes are an integral part of these consolidated financial statements.

Janus Capital Group Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

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

Note 2 – Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding by the dilutive impact of stock options, employee stock purchase plan shares (“ESPP”) and unvested restricted stock awards. The following is a summary of the earnings per share calculation (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Income from continuing operations	$130.2	$50.5	$110.9	$89.7
Loss from discontinued operations	—	(3.0)	—	(3.6)

Net income	$130.2	$47.5	$110.9	$86.1

Basic earnings per share:
Weighted average common shares outstanding	232.2	228.9	231.3	226.4
Income from continuing operations	$0.56	$0.22	$0.48	$0.39
Loss from discontinued operations	—	(0.01)	—	(0.01)

Basic earnings per share	$0.56	$0.21	$0.48	$0.38

Diluted earnings per share:
Weighted average common shares outstanding	232.2	228.9	231.3	226.4
Dilutive effect of stock options, ESPP awards and unvested restricted stock	1.8	1.8	1.8	1.6

Weighted average diluted common shares outstanding	234.0	230.7	233.1	228.0

Income from continuing operations	$0.56	$0.22	$0.48	$0.39
Loss from discontinued operations	—	(0.01)	—	(0.01)

Diluted earnings per share	$0.56	$0.21	$0.48	$0.38

The following securities have been excluded from the earnings per share computations as their inclusion would be antidilutive:

•	Stock options that have an exercise price greater than the average market price of Janus’ common stock (for the three-month periods ended June 30, 2004 and 2003, approximately 9.1 million and 4.6 million options, respectively, were excluded and for the six-month periods ended June 30, 2004 and 2003, approximately 4.3 million and 8.4 million options, respectively, were excluded ); and

•	6.6 million and 9.8 million unvested restricted stock awards at June 30, 2004 and 2003, respectively.

Note 3 — DST Systems, Inc.

On December 1, 2003, Janus exchanged 32.3 million common shares of DST Systems, Inc. (“DST”) for 100% of Capital Group Partners (“CGP”), a corporation which includes a printing and graphics design business (“Rapid Solutions Group” or “RSG”) with a value of $115 million and $999.3 million in cash. While there are no legal or third party restrictions on the use of the cash, the opinions received from Janus’ tax advisors as part of the transaction were based on certain representations made by Janus that the cash would not be distributed or loaned to Janus or any Janus affiliate and that any purchases of Janus debt or common stock would be subject to certain maximum limits. To the extent Janus fails to meet its representations, it could increase the possibility of the Internal Revenue Service successfully challenging the tax-free treatment of the transaction. As previously disclosed, possible uses of these funds include capital expenditures, working capital at RSG, investments and acquisitions. (See Liquidity and Capital Resources)

On June 16, 2004 Janus sold its remaining 7.4 million shares of DST common stock to an unrelated third party. The sale resulted in a gain of $228.0 million. The Company received cash proceeds of $336.2 million, or $208.0 million net of income taxes.

Note 4 – Goodwill and Intangible Assets

The following is a summary of changes in goodwill for the six-month period ended June 30, 2004 (in millions):

Balance at December 31, 2003	$1,108.8
Adjustment to Capital Group Partners purchase price allocation	(27.7)
Goodwill additions	5.8

Balance at June 30, 2004	$1,086.9

The following is a summary of identified intangible assets (in millions):

	June 30,	December 31,
	2004	2003
Non-amortized intangible assets
Mutual fund advisory contracts	$943.1	$943.1
Brand name and trademark	270.5	270.5
Amortized intangible assets
Client relationships	134.1	111.8
Accumulated amortization	(19.6)	(13.1)

Net intangible assets	$1,328.1	$1,312.3

In conjunction with the DST exchange transaction, Janus acquired 100% of CGP on December 1, 2003. An adjustment to goodwill, tangible assets and intangible assets was recorded in 2004 reflecting the final purchase price allocation for the acquisition. CGP’s intangible assets are amortized over five years. Amortization expense in the first quarter 2004 includes the intangible asset amortization for CGP.

Amortization expense was $3.6 million and $1.8 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $7.3 million and $3.5 million for the six-month periods ended June 30, 2004 and 2003, respectively. Total amortization expense is expected to be $17.1 million per year over the next five years.

Client relationships are amortized over their estimated lives of 5 to 25 years using the straight-line method. Within client relationships, Janus has subadvised contracts that have an allocated intangible value. To the extent a subadvised contract notifies Janus of its intent to terminate its contract, Janus will recognize an impairment charge equal to the unamortized value of the intangible asset recorded for such contract. In the first quarter 2004, a write-down of intangible assets totaling $14.2 million ($8.8 million after-tax), or $0.04 per diluted share, was recorded associated with the termination notices received in the first quarter 2004 from certain subadvised accounts. This impairment is included within restructuring and impairments on Janus’ statement of income.

Note 5 – Long-Term Debt

On April 26, 2004, Janus exchanged $465.1 million of senior notes (comprised of $286.9 million of the 7.000% senior notes due 2006 and $178.0 million of the 7.750% senior notes due 2009) for $527.4 million of 6.119% senior notes (“6.119% Notes”) due April 15, 2014. The 6.119% Notes pay interest semiannually on April 15 and October 15. On May 19, 2004, Janus’ wholly-owned subsidiary, CGP, exercised its right to repurchase $445.0 million aggregate principal amount of the 6.119% Notes. As a result of this transaction, Janus recorded a second quarter non-operating charge of $55.5 million ($33.3 million, net of tax), primarily related to the premium paid to exchange the old notes for the new notes given declines in interest rates.

On April 30, 2004, the holders of the Liquid Yield Option Notes (“LYONS”), under existing put rights, required Janus to repurchase all of the outstanding LYONS with an accreted value of $84.0 million.

Note 6 – Stock Options

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, Janus accounts for stock options granted to employees and non-employee directors using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Accordingly, the value of stock options is not reflected in Janus’ statement of income as all such instruments had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if Janus had applied the fair value method of accounting to stock options (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$130.2	$47.5	$110.9	$86.1
Add: Restricted stock compensation expense included in reported net income, net of related tax effect	11.5	9.0	25.2	20.4
Deduct: Total stock-based employee compensation expense as determined under the fair value based method for all awards, net of related tax effect	(15.6)	(11.1)	(32.1)	(24.4)

Pro forma net income	$126.1	$45.4	$104.0	$82.1

Earnings per basic share:
As reported	$0.56	$0.21	$0.48	$0.38
Pro forma	$0.54	$0.20	$0.45	$0.36
Earnings per diluted share:
As reported	$0.56	$0.21	$0.48	$0.38
Pro forma	$0.54	$0.20	$0.45	$0.36

Note 7 — Mutual Fund Investigation

On April 27, 2004, Janus and state regulators announced agreements in principle with the Attorneys General of Colorado and New York and the Colorado Division of Securities setting forth financial agreements and certain corporate governance and compliance initiatives that will be required by such regulators to resolve their investigations concerning Janus. Janus also announced an agreement in principle with respect to monetary terms with the SEC staff, subject to the approval of the SEC Commissioners. Pursuant to such agreements, Janus would consent to the entry of a cease and desist order by the SEC, as well as consent orders or assurances of discontinuance by the New York and Colorado state authorities. Janus has agreed to pay $50.0 million in restoration to compensate investors for the adverse effects of frequent trading and $50.0 million in civil penalties. As part of the agreements in principle, Janus agreed to reduce its management fees from certain Janus funds, which went into effect July 1, 2004. As a result, the Company is estimating that management fee revenue will decline approximately $25.0 million over the next twelve months, assuming assets under management remain constant at approximately $135.0 billion. However, the total annual reduction will be greater if assets under management increase or less if assets under management decrease. Janus also agreed to pay $1.2 million to the Colorado Attorney General to be used for investor education and to reimburse that office for the costs of their investigation. See Part II, Item 1 for additional information.

The year to date charge for the mutual fund investigation of $65.0 million includes $55.7 million of previously unaccrued civil penalties and restoration costs and $9.3 million of legal and other administrative expenses related to the investigation. The second quarter charge of $6.0 million represents legal and other administrative costs associated with the matter.

Note 8 – Segment Information

Reportable segments are identified by management based on Janus’ organizational structure and the business activities from which it earns revenue. Janus has determined that it has two primary lines of business; investment management and printing and fulfillment.

The investment management segment derives revenue and net income from providing investment management, administration, distribution and related services to individual and institutional investors primarily through the Janus series of mutual funds and other investment products. Revenue is largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets and in the composition of assets under management impact revenue and operating results. The majority of this segment’s revenue is derived from contracts to manage mutual funds, which are subject to annual review and approval by each fund’s Board of Trustees and/or its shareholders.

The printing and fulfillment segment derives revenue from digital printing of marketing and compliance communication, fulfillment services (primarily to the financial services industry) and offset printing.

In addition, Janus’ equity investment in DST was considered a segment prior to December 1, 2003. The following is a summary of financial information concerning the segments (in millions):

	Three Months Ended June 30,
	Investment		Printing and
	Management	DST	Fulfillment	Consolidated
2004:
Revenues	$235.2	N/A	$23.6	$258.8
Net income (loss)	$132.4	N/A	$(2.2)	$130.2
2003:
Revenues	$245.5	$—	N/A	$245.5
Equity earnings	$0.6	$18.1	N/A	$18.7
Net income	$36.3	$11.2	N/A	$47.5
Goodwill at
June 30, 2004	$1,011.9	N/A	$75.0	$1,086.9
December 31, 2003	$1,006.1	N/A	$102.7	$1,108.8

	Six Months Ended June 30,
	Investment		Printing and
	Management	DST	Fulfillment	Consolidated
2004:
Revenues	$485.1	N/A	$48.1	$533.2
Net income (loss)	$114.5	N/A	$(3.6)	$110.9
2003:
Revenues	$476.7	$—	N/A	$476.7
Equity earnings	$0.6	$35.2	N/A	$35.8
Net income	$64.3	$21.8	N/A	$86.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. (“Janus” or the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts, are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” and similar expressions or variations, and are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1, Business, under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003. Janus cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Janus makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments thereto as soon as reasonably practical after such filing has been made with the SEC. Reports may be obtained through the Janus website (www.Janus.com) or by contacting Janus at 303-691-3905.

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

Results of Operations

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

Net income totaled $130.2 million, or $0.56 per diluted share, in the second quarter 2004 compared to net income of $47.5 million, or $0.21 per diluted share, in the second quarter 2003. Total revenue for the investment management segment (Janus’ primary business) decreased 4.2% from the second quarter of 2003, due to lower average assets under management caused by net outflows in Janus’ mutual fund products and institutional accounts. Although Janus does not always know the reasons behind each individual investor and institutional account’s decision to redeem their money out of a Janus product, the Company believes that some of the recent outflows might have been influenced by the mutual fund investigation. From January 1 to August 31 of 2003, Janus’ net outflows from long-term (non-money market) assets totaled $3.0 billion. Since the announcement of the mutual fund investigation in September 2003, Janus’ net outflows through June 30, 2004 from long-term assets totaled $27.0 billion.

In July 2004, Janus was informed that a client intends to redeem assets totaling approximately $5 billion by year-end, subject to approval by its board of directors in early August.

The current quarter results were also impacted by the following items:

•	A gain of $228.0 million ($140.5 million after-tax), or $0.60 per diluted share on the sale of Janus’ remaining 9% investment in DST;

•	Charges relating to the debt restructuring of $55.5 million ($33.3 million after-tax), or $0.14 per diluted share;

•	Legal and administrative costs associated with the mutual fund investigation of $6.0 million ($3.8 million after-tax), or $0.01 per diluted share;

•	Severance charges of $21.6 million ($13.7 million after-tax), or $0.06 per diluted share;

•	The addition of the printing and fulfillment operations in 2004, which generated an operating loss of $3.6 million ($2.2 million after-tax), or $0.01 per diluted share; and

•	The loss of equity earnings from DST Systems, Inc. (“DST”). Janus no longer records equity earnings from DST as of December 1, 2003, the date the exchange transaction closed.

With respect to Janus’ financial position, two significant transactions were completed during the current quarter. Janus sold its remaining 9% ownership of DST, which generated $208.0 million in after-tax cash proceeds, and the debt restructuring was completed, which reduced Janus’ total debt from $852.6 million at December 31, 2003 to $378.2 million at June 30, 2004.

Significant Developments and Transactions

DST Systems, Inc. On June 16, 2004 Janus sold its remaining 7.4 million shares of DST common stock to an unrelated third party. The sale resulted in a gain of $228.0 million. The Company received cash proceeds of $336.2 million, or $208.0 million net of income taxes.

Debt Restructuring. On April 26, 2004, Janus completed the exchange of $286.9 million 7.00% senior notes, previously maturing in 2006, and $178.0 million 7.75% senior notes, previously maturing in 2009, for $527.4 million of 6.119% senior notes due 2014. During May 2004, Janus’ wholly-owned subsidiary, Capital Group Partners, Inc. (“CGP”), exercised its right to repurchased $445.0 million of the 2014 senior notes. This, combined with the April 30, 2004 repurchase of $84.0 million of LYONS, reduced Janus’ consolidated debt to approximately $378.2 million, and is expected to reduce annual interest expense by approximately $30.0 million.

As a result of the debt extinguishment, Janus incurred a second quarter non-operating charge of $55.5 million ($33.3 million after-tax), or $0.14 per diluted share, primarily related to the premium paid to exchange the old notes for new notes given declines in interest rates.

Mutual Fund Investigation. On April 27, 2004, Janus and state regulators announced agreements in principle with the Attorneys General of Colorado and New York and the Colorado Division of Securities setting forth financial agreements and certain corporate governance and compliance initiatives that will be required by such regulators to resolve their investigations concerning Janus. Janus also announced an agreement in principle with respect to monetary terms with the SEC staff, subject to the approval of the SEC Commissioners. Pursuant to such agreements, Janus would consent to the entry of a cease and desist order by the SEC, as well as consent orders or assurances of discontinuance by the New York and Colorado state authorities. Janus has agreed to pay $50.0 million in restoration to compensate investors for the adverse effects of frequent trading and $50.0 million in civil penalties. As part of the agreements in principle, Janus agreed to reduce its management fees from certain Janus funds, which went into effect July 1, 2004. As a result, the Company is estimating that management fee revenue will decline approximately $25.0 million over the next twelve months, assuming assets under management remain constant at approximately $135.0 billion. However, the total annual reduction will be greater if assets under management increase or less if assets under management decrease. Janus also agreed to pay $1.2 million to the Colorado Attorney General to be used for investor education and to reimburse that office for the costs of their investigation. See Part II, Item 1 for additional information.

The year to date charge for the mutual fund investigation of $65.0 million includes $55.7 million of previously unaccrued civil penalties and restoration costs and $9.3 million of legal and other administrative expenses related to the investigation. Approximately $36.0 million of the civil penalty and restoration charge is not tax deductible, which increased Janus’ effective tax rate in the first six months of 2004. The second quarter charge of $6.0 million represents legal and other administrative costs associated with the matter.

Write-down of Intangible Assets. In the first quarter 2004, a write-down of intangible assets totaling $14.2 million was recorded associated with the termination notices received in the first quarter 2004 from certain subadvised accounts. This impairment is included within restructuring and impairments on Janus’ statement of income.

Personnel Changes. As previously disclosed in the second quarter 2004, Janus’ former CEO resigned, and Jason Yee replaced Laurence Chang as portfolio manager of the Janus Worldwide Fund. The estimated payments and benefits provided to both individuals resulted in a current quarter charge of $21.6 million.

In the first quarter 2004, Janus recorded a $7.6 million charge ($4.6 million after-tax), or $0.02 per diluted share, to reflect retirement-related costs for Janus’ General Counsel. Of this total charge, $4.0 million was paid in cash and is reflected in employee compensation and benefits. The remaining charge of $3.6 million represents acceleration of unvested stock and is reflected in restricted stock compensation.

As previously disclosed, in April 2004, Lars O. Soderberg, who had served as the Company’s Executive Vice President, Institutional Services, agreed to take a leave of absence. Subsequent to his taking a leave of absence, Mr. Soderberg entered into an agreement with the Company (attached as Exhibit 10.4) pursuant to which he has resigned from the Company.

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

Prior to December 1, 2003, Janus’ equity investment in DST was also considered a segment. As a result of the December 1, 2003, exchange transaction with DST, the company no longer records equity earnings from DST. In the first six months of 2003 Janus recorded $35.2 million ($21.8 million after-taxes) in equity earnings from its equity method investment in DST.

INVESTMENT MANAGEMENT SEGMENT

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Revenues:
Investment management fees	$187.9	$194.0	$387.1	$375.1
Shareowner servicing fees and other	47.3	51.5	98.0	101.6

Total	235.2	245.5	485.1	476.7

Operating Expenses:
Employee compensation and benefits	70.7	59.7	131.2	117.6
Restricted stock compensation	18.8	20.5	40.3	42.0
Marketing and fulfillment	8.8	6.5	12.9	12.0
Distribution	31.6	36.1	66.4	71.5
Depreciation and amortization	12.3	16.8	26.3	34.8
General, administrative and occupancy	35.2	29.0	68.5	58.4
Restructuring and impairments	—	—	14.2	—
Provision for mutual fund investigation	6.0	—	65.0	—

Total	183.4	168.6	424.8	336.3

Operating Income	51.8	76.9	60.3	140.4
Equity in earnings of unconsolidated affiliates	1.6	0.6	2.7	0.6
Gain on disposition of DST common shares	228.0	—	228.0	—
Interest expense	(11.6)	(14.6)	(26.4)	(30.7)
Loss on early extinguishment of debt	(55.5)	—	(55.5)	—
Other, net	2.5	1.2	5.7	4.2

Income before taxes and minority interest	216.8	64.1	214.8	114.5
Income tax provision	82.2	24.0	96.3	45.0
Minority interest in consolidated earnings	2.2	0.8	4.0	1.6
Discontinued operations loss	—	3.0	—	3.6

	84.4	27.8	100.3	50.2

Net Income	$132.4	$36.3	$114.5	$64.3

Three Months Ended June 30, 2004, Compared with the Three Months Ended June 30, 2003

Assets Under Management/Revenue. Assets under management totaled $135.4 billion at June 30, 2004, a $14.4 billion decrease from assets of $149.8 billion at June 30, 2003, caused by market appreciation of $23.1 billion offset by net outflows of $36.0 billion and asset dispositions of approximately $1.5 billion.

Average assets under management in the second quarter 2004 decreased 3.1% to $138.6 billion from $143.1 billion in the second quarter 2003, due primarily to outflows in Janus’ mutual fund products and institutional accounts.

Investment management fees are generally based upon a percentage of the market value of assets under management and are calculated under contractual agreements with the Company’s mutual funds, subadvised relationships and separate accounts. Investment management revenue decreased 3.1% to $187.9 million from $194.0 million in the second quarter 2003, consistent with the decrease in average assets under management.

Shareowner servicing fees are based on a percentage of average assets under management in Janus’ primary fund group, the Janus Investment Fund (“JIF”). Such fees declined $4.2 million to $47.3 million, largely driven by the decrease in average assets under management in the JIF series of mutual funds.

Expenses. Employee compensation and benefits increased $11.0 million, or 18.4%, as a result of severance charges and increased incentive compensation. In the second quarter 2004 Janus recorded $18.2 million of severance expense related to the resignation of Janus’ former CEO and the replacement of a portfolio manager (see personnel changes above). During the second quarter 2003, Janus paid $6.8 million of retention bonuses and severance charges related to the January 1, 2003 reorganization between Janus and Stilwell Financial Inc.

Investment personnel are generally compensated based on the level of assets they manage combined with their relative fund performance. As a result of improved relative investment performance, contractually-based incentive compensation increased $4.7 million in comparison to the same period last year. This increase in performance-based compensation was offset by a $3.4 million decline in other asset-based incentive compensation, including sales commissions and the companywide annual bonus.

Restricted stock compensation declined $1.7 million from $20.5 million to $18.8 million, caused by a $5.1 million decline in the overall amortization rate from former employees’ forfeitures of unvested restricted stock awards, offset by a $3.4 million accelerated vesting charge related to the resignation of Janus’ former CEO (see personnel changes above).

Marketing and fulfillment increased $2.3 million due to Janus’ new print and television advertising campaign that began in April 2004, which increased expenses by $4.5 million. This increase was offset by $2.2 million of lower institutional marketing and fulfillment charges in the current quarter.

Distribution expense decreased 12.5%, or $4.5 million, as a result of a decline in average assets under management distributed through the third-party or adviser-assisted segment. Distribution fees are based on a contractual percentage of the market value of assets under management distributed through the third-party or adviser-assisted segment.

Depreciation and amortization decreased as a result of past significant technology-related capital assets becoming fully depreciated during the second half of 2003.

General, administrative and occupancy expenses increased $6.2 million. Approximately $2.0 million of the increase was due to cash payments for certain third-party products and services previously acquired with soft dollars. The majority of the remaining difference relates to increased occupancy-related costs from the Company’s new headquarters in Denver and the closure of a satellite office in Westport, Connecticut.

Six Months Ended June 30, 2004, Compared with the Six Months Ended June 30, 2003

Assets Under Management/Revenue. Average assets under management for the first six months of 2004 increased 3.2% to $143.5 billion from $139.0 billion in the comparable period in 2003. Investment management revenue increased 3.2% to $387.1 million from $375.1 million for the first six months of 2003, consistent with the increase in average assets under management.

Shareowner servicing fees and other revenue declined $3.6 million to $98.0 million, due primarily to a decrease in money market administration fees. Money market administration fees, which are calculated based on average assets under management in Janus’ money market funds, declined $4.7 million, or 33.7%, as a direct result of a similar decline in average money market assets under management.

Expenses. Employee compensation and benefits increased $13.6 million, or 11.6%, as a result of severance charges and increased incentive compensation. In the first six months of 2004, Janus recorded $22.2 million related to the resignations of Janus’ former CEO and General Counsel, and the replacement of a portfolio manager (see personnel changes above). In the comparable 2003 period, Janus paid $6.8 million of retention bonuses and severance charges related to the January 1, 2003 reorganization between Janus and Stilwell Financial Inc.

Investment personnel are generally compensated based on the level of assets they manage combined with their relative fund performance. As a result of improved relative investment performance, contractually-based incentive compensation increased $7.4 million in comparison to the same period last year. This increase in performance-based compensation was offset by a decline in the annual companywide bonus.

Restricted stock compensation declined $1.7 million from $42.0 million to $40.3 million, caused by a $8.7 million decline in the overall amortization rate from former employees’ forfeitures of unvested restricted stock awards, offset by a $7.0 million accelerated vesting charge related to the resignation of Janus’ CEO and General Counsel (see personnel changes above).

Distribution expense decreased 7.1%, or $5.1 million, as a result of a decline in assets under management distributed through the third-party or adviser-assisted segment. Distribution fees are based on a contractual percentage of the market value of assets under management distributed through the third-party or adviser-assisted segment.

General, administrative and occupancy expenses increased $10.1 million. Approximately $4.0 million of the increase was due to cash payments for certain third-party products and services previously acquired with soft dollars. The majority of the remaining increase is due to occupancy-related costs from the company’s new headquarters in Denver and the closure of a satellite office in Westport, Connecticut.

PRINTING AND FULFILLMENT SEGMENT

Business Overview

Rapid Solutions Group (“RSG”), the operating business of CGP, a wholly-owned subsidiary of Janus, provides clients with digital marketing and compliance communication solutions that support institutional and direct-to-consumer marketing channels. RSG has more than 480 employees in five facilities strategically located across the United States. Operating income for RSG is principally derived from digital printing and fulfillment operations, and offset printing.

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

Results of Operations

	Three months ended
	June 30, 2004	March 31, 2004
(Dollars in Millions)
Printing and fulfillment revenue	$18.4	$17.8
Out-of-pocket reimbursements	5.2	6.7
Cost of printing and fulfillment	(22.3)	(22.8)

	1.3	1.7
Other Expenses:
Employee compensation and benefits	1.8	1.5
Depreciation and amortization	2.1	1.8
General, administrative and occupancy	1.0	0.8

Operating loss	(3.6)	(2.4)
Other income	0.4	—
Income tax benefit	1.0	1.0

Net loss	$(2.2)	$(1.4)

Note: No prior year results are available because RSG was acquired December 1, 2003.

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

The printing and fulfillment segment realized a net loss of $2.2 million in the second quarter 2004, compared to a net loss of $1.4 million in the first quarter 2004. RSG experienced a slight decline in overall operating results in the second quarter due primarily to increased administrative costs related to new RSG functions that were previously performed by DST.

RSG intends to invest a total of $15.0 million in equipment during 2004 to buy out current operating leases, improve technology capabilities and purchase more advanced digital printing equipment.

Liquidity and Capital Resources

Cash Flows

A summary of consolidated cash flow data for the six month periods ended June 30, 2004 and 2003, is as follows (in millions):

	2004	2003
Cash flows provided by (used for):
Operating activities	$123.3	$58.6
Investing activities	294.7	(140.8)
Financing activities	(540.2)	(16.4)

Net decrease in cash and cash equivalents	(122.2)	(98.6)
Balance beginning of period	1,222.8	152.5

Balance end of period	$1,100.6	$53.9

Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital expenditures. Janus generated $123.3 million of cash flows from operations in the first six months of 2004 compared to $58.6 million in the comparable 2003 period, an increase of $64.7 million. This increase is attributable primarily to changes in working capital items, including the increase in the mutual fund investigation liability of $50.0 million. The first six months of 2003 included payments of $33.8 million for previously accrued restructuring and severance payments.

Cash provided by investing activities over the first six months of 2004 of $294.7 million was primarily generated by the cash proceeds of $336.2 million received from the sale of 7.4 million shares of DST, offset by capital expenditures and other investments. Cash used for investing activities of $140.8 million in the six-month period ended June 30, 2003 related to investments in advised funds, the acquisition of the Berger minority interest, the exercise of a call option to purchase an additional 27.5% of Enhanced Investment Technologies, LLC (“INTECH”) from the minority owners and the acquisition of a 30% ownership interest in Perkins, Wolf, McDonnell and Company, LLC (“PWM”).

Cash used for financing activities for the six-month period ended June 30, 2004 includes the repurchase of $529.0 million of long-term debt (see Significant Developments and Transactions above).

Future Capital Requirements

Short-Term Capital Requirements. Janus believes current cash and cash equivalents plus expected cash flows from operations in 2004 should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include the payment of restoration and civil penalties relating to the mutual fund investigation of $101.2 million, ongoing legal and other administrative costs associated with the mutual fund investigation, income taxes of $128.0 million from the June 2004 sale of DST stock, the annual $0.04 per share dividend declared in the second quarter of $9.6 million, interest payments on outstanding debt, deferred commission payments and $20.0 million of estimated capital expenditures through the end of the year.

Capital Group Partners. On December 1, 2003, Janus exchanged 32.3 million common shares of DST Systems, Inc. (“DST”) for 100% of CGP, a corporation which includes a printing and graphics design business with a value of $115 million and $999.3 million in cash. While there are no legal or third party restrictions on the use of the cash, the opinions received from Janus’ tax advisors as part of the transaction were based on certain representations made by Janus that the cash would not be distributed or loaned to Janus or any Janus affiliate and that any purchases of Janus debt or common stock would be subject to certain maximum limits. To the extent Janus fails to meet its representations, it could increase the possibility of the Internal Revenue Service successfully challenging the tax-free treatment of the transaction.

At June 30, 2004, $554.4 million of Janus’ consolidated cash and cash equivalents is recorded at CGP. Based on the representations made to its tax advisors, Janus may use the cash as follows:

•	up to $300.0 million to purchase Janus common stock in open market transactions over the next three years;

•	$15.0 million or more for capital expenditures in CGP’s business operations;

•	approximately $20.0 to $50.0 million for working capital at RSG; and

•	the remaining cash may be invested in publicly traded debt and equity securities pending its use by CGP in making acquisitions of operating businesses and as operating capital and working capital in its existing and acquired business operations.

2002 and 2001 Restructurings. During 2002 and 2001 Janus completed two restructurings that included the reduction of headcount and closure of facilities. All liabilities associated with these restructurings were paid by the second quarter 2003. The closure of facilities, for which Janus has long-term leases, is the only remaining liability associated with the 2002 and 2001 restructurings. Net of sublease payments, Janus expects to pay $1.9 million during 2004 and $7.8 million thereafter to complete its obligation related to such facilities.

Stock Repurchase Plan. Janus’ existing stock repurchase authorization expired on July 25, 2004. On July 20, 2004, Janus’ Board of Directors agreed to a new authorization of up to $500 million to repurchase shares of Janus common stock. This new authorization will expire on December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

As of June 30, 2004, Janus evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Steve Scheid, Chief Executive Officer, and Loren Starr, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Scheid and Starr concluded that, as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.

There has been no change in Janus’ internal controls over financial reporting during the second quarter 2004 that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.

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

On April 27, 2004, Janus and state regulators announced agreements in principle with the Attorneys General of Colorado and New York and the Colorado Division of Securities setting forth financial agreements and certain corporate governance and compliance initiatives that will be required by such regulators to resolve their investigations concerning Janus. Janus also announced an agreement in principle with respect to monetary terms with the SEC staff, subject to the approval of the SEC Commissioners. Pursuant to such agreements, Janus would consent to the entry of a cease and desist order by the SEC, as well as consent orders or assurances of discontinuance by the New York and Colorado state authorities. Janus has agreed to pay $50.0 million in restoration to compensate investors for the adverse effects of frequent trading and $50.0 million in civil penalties. As part of the agreements in principle, Janus agreed to reduce its management fees from certain Janus funds, which went into effect July 1, 2004. As a result, the Company is estimating that management fee revenue will decline approximately $25.0 million over the next twelve months, assuming assets under management remain constant at approximately $135.0 billion. However, the total annual reduction will be greater if assets under management increase or less if assets under management decrease. Janus also agreed to pay $1.2 million to the Colorado Attorney General to be used for investor education and to reimburse that office for the costs of their investigation. As part of its agreement, Janus has agreed that it will not seek insurance reimbursement for the $100.0 million payment. Certain costs and expenses related to the mutual fund investigation may be recoverable, but Janus is unable to assess any possible insurance reimbursements at this time.

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

All but one of the “market timing” lawsuits filed against Janus that were filed in, or removed to, federal court have been finally or conditionally transferred to the Federal District Court in Baltimore, Maryland for coordinated proceedings. Consolidated amended complaints are due in that court on September 29, 2004.

One “market timing” lawsuit, based on allegations that Janus failed adequately to implement fair value pricing, was remanded to the Illinois state circuit court for Madison County, Illinois, where it is now pending. Janus has appealed the order of remand to the federal court of appeals.

In addition to the “market timing” lawsuits, three lawsuits were filed in April 2004 against Janus and related entities challenging the investment advisory fees charged by Janus to certain funds managed by Janus. These actions were filed in federal courts in the Western District of Missouri and the Southern District of Illinois, and in state court in Madison County, Illinois by fund investors. They assert claims under Section 36(b) of the Investment Company Act and for breach of contract. The plaintiffs in these cases do not seek a specified amount of damages or other relief. At this early stage of the litigation, it is not possible to estimate the expense or exposure, if any, that they may represent. The one action filed in Madison County, Illinois has been voluntarily dismissed by the plaintiff.

Management believes that the claims made in each of these lawsuits are without merit and intends to defend against them.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On July 20, 2004, the Janus Board of Directors authorized the expenditure of up to $500 million to repurchase shares of Janus common stock from the open market. The new stock repurchase authorization expires on December 31, 2006. The previous authorization, which provided for the repurchase of up to 17.8 million shares, expired on July 25, 2004. No repurchases of common shares were made under the previous authorization in the six months ended June 30, 2004.

As a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934), Janus repurchased the following shares to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards. These repurchases were made directly from Janus employees.

	(a) Total		(c) Total Number of	(d) Maximum Number (or
	Number of		Shares (or Units)	Approximate Dollar Value) of
	Shares (or		Purchased as Part of	Shares (or Units) that May Yet
	Units)	(b) Average Price Paid	Publicly Announced Plans	Be Purchased Under the
Period	Purchased	per Share (or Unit)	or Programs	Plans or Programs
January 1, 2004 - March 31, 2004	388,957	$16.28	—	17.8 million shares

April 1, 2004 - June 30, 2004	73,316	$15.35	—	17.8 million shares

Total	462,273	$16.13	—

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Janus Capital Group Inc. was held in Denver, Colorado, on May 13, 2004. At that meeting, the stockholders considered and acted upon the following proposals:

The Election of Directors. By the vote reflected below, the stockholders elected the following individuals to serve as directors until the 2007 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

Director	For	Withheld
G. Andrew Cox	208,755,231	5,801,081
James P. Craig, III	208,412,572	6,143,740
Deborah R. Gatzek	209,231,841	5,324,471

Proposal 2. The stockholders voted to approve the Ratification of the Appointment of Independent Accountants Deloitte & Touche LLP.

This proposal is fully described in the Proxy Statement. Voting was as follows:

	For	Against	Abstain
Proposal 2	198,949,576	14,235,679	1,371,057

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

3.1.1	Delaware Certificate of Incorporation as Amended and Restated on June 14, 2000, is hereby incorporated by reference from Exhibit 3.1.1 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

3.1.2	Certificate of Designation dated June 15, 2000, establishing Series A Preferred Stock, is hereby incorporated by reference from Exhibit 3.1.2 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

3.2	Bylaws of Janus Capital Group Inc. as Amended and Restated on December 11, 2002, is hereby incorporated by reference from Exhibit 3.2 to Janus’ Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)

3.3	Certificate of Ownership and Merger, Merging Janus Capital Corporation with and into Stilwell Financial Inc., is hereby incorporated by reference from Exhibit 3.1 to Janus’ Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)

10.1	Bonus deferral agreement by and between Janus Capital Group Inc. and Robin C. Beery

10.2	Bonus deferral agreement by and between Janus Capital Group Inc. and Loren M. Starr

10.3	Bonus deferral agreement by and between Janus Capital Group Inc. and Girard C. Miller

10.4	Separation agreement by and between Janus Capital Group Inc. and Lars O. Soderberg

31.1	Certification of Steven L. Scheid, Chairman of the Board and Chief Executive Officer of Registrant

31.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant

32.1	Certification of Steven L. Scheid, Chairman of the Board and Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On April 5, 2004, the Company filed a Current Report on Form 8-K, dated April 5, 2004, under Item 5 that furnished a statement announcing that Janus’ Executive Vice President, Institutional Services, Lars O. Soderberg, who also served on the Company’s Management Committee, has agreed to take a leave of absence

On April 6, 2004, the Company filed a Current Report on Form 8-K, dated April 6, 2004, under Items 5 and 7 that furnished a press release announcing that $465.1 million of Janus’ notes were tendered as of April 5, 2004 meeting the minimum satisfaction of the tender offer.

On April 13, 2004, the Company filed a Current Report on Form 8-K, dated April 12, 2004, under Item 5 that furnished a press release announcing the anticipated pricing for its current offers to exchange its 7.00% senior notes due 2006 and its 7.75% Notes due 2009.

On April 15, 2004, the Company filed a Current Report on Form 8-K, dated April 15, 2004, under Items 5 and 7 that furnished a press release announcing pricing and extension of its exchange offers.

On April 20, 2004, the Company filed a Current Report on Form 8-K, dated April 20, 2004, under Items 5 and 7 that furnished a press release announcing that CEO Mark Whiston, 42, has decided to step down from his positions within the company, its affiliates and as a member of Janus’ Board. Whiston will be succeeded as CEO by Steve Scheid, who will continue to serve as chairman of the company’s Board. The Company also furnished a press release announcing the grant of withdrawal rights in connection with its pending exchange offers with respect to all of its outstanding 7.00% senior notes due 2006 and all of its 7.75% Notes due 2009.

On April 28, 2004, the Company filed a Current Report on Form 8-K, dated April 27, 2004, under Item 12 that furnished a press release reporting its financial results for the first quarter 2004 and announcing that Janus has reached agreements in principle with regulators.

On April 28, 2004, the Company filed a Current Report on Form 8-K, dated April 26, 2004, under Items 5 and 7 that furnished a press release announcing the completion of its pending exchange offers.

On May 7, 2004, the Company filed a Current Report on Form 8-K, dated May 7, 2004, under Item 9 that furnished a statement announcing that two Janus executives will speak at the UBS Global Financial Services Conference in New York.

On June 16, 2004, the Company filed a Current Report on Form 8-K, dated June 16, 2004, under Item 5 that furnished a statement announcing that Janus Capital Group Inc. sold its remaining 7.4 million shares of common stock of DST Systems, Inc. Janus received proceeds of $336 million on a pretax basis ($208 million after taxes). The transaction will result in a second quarter gain of $228 million, or $100 million after taxes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2004

Janus Capital Group Inc.

/s/ Steven L. Scheid

Steven L. Scheid,
Chairman of the Board and
Chief Executive Officer

/s/ Loren M. Starr

Loren M. Starr,
Senior Vice President and
Chief Financial Officer

/s/ Gregory A. Frost

Gregory A. Frost,
Vice President and Controller (Principal
Accounting Officer)

JANUS CAPITAL GROUP INC.

INDEX TO EXHIBITS

		Regulation S-K
Exhibit		Item 601 (b)
No.	Document	Exhibit No.
10.1	Bonus deferral agreement by and between Janus Capital Group Inc. and Robin C. Beery	10

10.2	Bonus deferral agreement by and between Janus Capital Group Inc. and Loren M. Starr	10

10.3	Bonus deferral agreement by and between Janus Capital Group Inc. and Girard C. Miller	10

10.4	Separation agreement by and between Janus Capital Group Inc. and Lars O. Soderberg	10

31.1	Certification of Steven L. Scheid, Chairman of the Board and Chief Executive Officer of Registrant	31

31.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Steven L. Scheid, Chairman of the Board and Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32