Form 10-Q
period 2004-09-30
JANUS CAPITAL GROUP INC
filed 2004-10-25
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 22, 2004, there were 236,288,283 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions)

	September 30,	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$864.6	$1,222.8
Accounts receivable	103.9	123.7
Investments in advised funds	96.5	78.1
Income taxes receivable	18.9	—
Other current assets	33.8	41.6

Total current assets	1,117.7	1,466.2

Investments and other assets	84.5	386.2
Property and equipment (net of accumulated depreciation of $118.7 and $137.0, respectively)	67.8	58.7
Intangibles, net	1,319.7	1,312.3
Goodwill	1,083.2	1,108.8

Total assets	$3,672.9	$4,332.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4.7	$8.3
Accrued compensation and benefits	44.1	56.0
Current portion of long-term debt	—	83.8
Other accrued liabilities	60.6	152.8

Total current liabilities	109.4	300.9

Other liabilities:
Long-term debt	377.9	768.8
Deferred income taxes	444.8	564.3
Other liabilities	45.3	33.9

Total liabilities	977.4	1,667.9

Commitments and contingencies

Minority interest in consolidated subsidiaries	2.0	3.1

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	2.4	2.4
Additional paid-in capital	206.5	265.3
Retained earnings	2,594.9	2,442.3
Unamortized restricted stock compensation	(122.8)	(183.9)
Accumulated other comprehensive income	12.5	135.1

Total stockholders’ equity	2,693.5	2,661.2

Total liabilities and stockholders’ equity	$3,672.9	$4,332.2

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Investment management fees	$170.2	$203.0	$557.3	$578.1
Shareowner servicing fees and other	45.0	53.6	143.0	155.2
Printing and fulfillment	22.6	—	70.7	—

Total	237.8	256.6	771.0	733.3

Operating Expenses:
Employee compensation and benefits	57.9	56.7	192.4	174.3
Restricted stock compensation	15.8	18.6	56.1	60.6
Marketing and fulfillment	6.5	4.6	19.4	16.6
Distribution	29.2	36.5	95.6	108.0
Depreciation and amortization	13.3	16.5	43.5	51.3
General, administrative and occupancy	32.8	31.8	103.1	90.2
Cost of printing and fulfillment	22.8	—	67.9	—
Restructuring and impairments	10.2	2.6	24.4	2.6
Provision for mutual fund investigation	—	9.0	65.0	9.0

Total	188.5	176.3	667.4	512.6

Operating Income	49.3	80.3	103.6	220.7

Equity in earnings of unconsolidated affiliates	1.6	19.5	4.3	55.3
Gain on disposition of DST common shares	—	—	228.0	—
Interest expense	(4.8)	(14.8)	(31.2)	(45.5)
Loss on early extinguishment of debt	—	—	(55.5)	—
Other, net	4.9	3.1	11.0	7.3

Income before taxes and minority interest	51.0	88.1	260.2	237.8

Income tax provision (benefit)	(3.2)	32.1	91.1	90.5
Minority interest in consolidated earnings	2.9	1.1	6.9	2.7

Income from continuing operations	51.3	54.9	162.2	144.6

Discontinued Operations — Nelson
Loss from operations	—	(0.1)	—	(3.7)
Loss on disposal (net of tax benefit of $1.5)	—	(3.9)	—	(3.9)

Loss from discontinued operations — Nelson	—	(4.0)	—	(7.6)

Net Income	$51.3	$50.9	$162.2	$137.0

Earnings per Share — Basic:
Income from continuing operations	$0.22	$0.24	$0.70	$0.63
Loss from discontinued operations	—	(0.02)	—	(0.03)

Net income	$0.22	$0.22	$0.70	$0.60

Earnings per Share — Diluted:
Income from continuing operations	$0.22	$0.24	$0.70	$0.63
Loss from discontinued operations	—	(0.02)	—	(0.03)

Net income	$0.22	$0.22	$0.70	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Nine months ended
	September 30,
	2004	2003
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$162.2	$137.0
Adjustments to net income:
Depreciation and amortization	45.7	51.3
Deferred income taxes	(62.2)	13.3
Minority interest in consolidated earnings	6.9	2.7
Undistributed earnings of unconsolidated affiliates	—	(53.7)
Restructuring and impairment charges	24.4	—
Amortization of restricted stock compensation	49.9	50.9
Gain on disposition of DST common shares	(228.0)	—
Loss on early extinguishment of debt	55.5	—
Loss from discontinued operations	—	7.6
Payment of deferred commissions	(8.8)	(24.2)
Other, net	1.0	6.0
Changes in working capital items:
Accounts receivable	19.5	(14.8)
Other current assets	1.3	8.9
Accounts payable and accrued compensation payable	(15.4)	(5.6)
Other accrued liabilities	(106.7)	(11.2)

Net operating	(54.7)	168.2

Investing Activities:
Purchase of property and equipment	(23.4)	(13.0)
Investments in subsidiaries and acquisitions	(5.8)	(116.7)
Purchase of investments	(11.8)	(1.0)
Proceeds from disposition of DST common shares	336.2	—
Sale of investments	8.0	9.0
Purchase of investments in advised funds	(21.6)	(70.5)
Sale of investments in advised funds	7.2	21.4
Other, net	1.8	—

Net investing	290.6	(170.8)

Financing Activities:
Repayment of long-term debt	(529.0)	—
Debt issuance costs	(3.4)	—
Proceeds from stock plans	6.7	6.5
Repurchase of common stock	(50.9)	(6.4)
Distributions to minority interest	(8.0)	(17.2)
Dividends paid to shareholders	(9.6)	(9.5)
Other, net	0.1	(0.2)

Net financing	(594.1)	(26.8)

Cash and Cash Equivalents:
Net decrease	(358.2)	(29.4)
At beginning of period	1,222.8	152.5

At end of period	$864.6	$123.1

Supplemental cash flow information:
Cash paid for interest	$32.3	$32.7
Cash paid for income taxes	$211.8	$65.4

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in Millions, Except Per Share)

					Unamortized	Accumulated
			Additional		Restricted	Other	Total
		Common	Paid-in	Retained	Stock	Comprehensive	Stockholders'
	Shares	Stock	Capital	Earnings	Compensation	Income	Equity
Balance at December 31, 2002	222.5	$2.2	$—	$1,469.5	$—	$36.3	$1,508.0

Comprehensive income:
Net income				949.9			949.9
Net unrealized gain on investments						94.7	94.7
Reclassification for gains included in net income						(0.2)	(0.2)
Foreign currency translation adjustment						4.3	4.3

Comprehensive income							1,048.7
Stock option and benefit plans	0.9		7.0				7.0
Common stock repurchased	(0.7)		(8.5)				(8.5)
Conversion of Berger Financial Group LLC shares	1.6		10.1				10.1
Conversion of Janus Capital Management LLC shares to Janus common stock	15.6	0.2	270.7	32.4	(261.7)		41.6
Amortization of restricted stock awards					51.4		51.4
Issuance of restricted stock	0.7		10.6		(9.9)		0.7
Forfeiture of restricted stock awards	(1.4)		(36.3)		36.3		—
Tax impact on forfeiture of restricted stock awards			5.3				5.3
Change of interest in subsidiaries			6.4				6.4
Common stock dividends ($0.04 per share)				(9.5)			(9.5)

Balance at December 31, 2003	239.2	$2.4	$265.3	$2,442.3	$(183.9)	$135.1	$2,661.2

Comprehensive income:
Net income				162.2			162.2
Net unrealized gain on investments						17.4	17.4
Reclassification for gains included in net income						(139.9)	(139.9)
Foreign currency translation adjustment						(0.1)	(0.1)

Comprehensive income							39.6
Stock option and benefit plans	1.1		6.9				6.9
Common stock repurchased	(3.6)		(50.9)				(50.9)
Amortization of restricted stock awards					49.9		49.9
Issuance of restricted stock	0.5		10.0		(8.4)		1.6
Forfeiture of restricted stock awards	(0.9)		(19.6)		19.6		—
Tax impact on forfeiture of restricted stock awards			(5.2)				(5.2)
Common stock dividends ($0.04 per share)				(9.6)			(9.6)

Balance at September 30, 2004	236.3	$2.4	$206.5	$2,594.9	$(122.8)	$12.5	$2,693.5

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

The accompanying consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 — Earnings Per Share

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Income from continuing operations	$51.3	$54.9	$162.2	$144.6
Loss from discontinued operations	—	(4.0)	—	(7.6)

Net income	$51.3	$50.9	$162.2	$137.0
Dilutive securities at subsidiaries and affiliates	—	(0.1)	—	(0.3)

Net income for dilutive computation	$51.3	$50.8	$162.2	$136.7

Basic earnings per share:
Weighted average common shares outstanding	231.8	229.2	231.5	227.3

Income from continuing operations	$0.22	$0.24	$0.70	$0.63
Loss from discontinued operations	—	(0.02)	—	(0.03)

Basic earnings per share	$0.22	$0.22	$0.70	$0.60

Diluted earnings per share:
Weighted average common shares outstanding	231.8	229.2	231.5	227.3
Dilutive effect of stock options, ESPP awards and unvested restricted stock	1.2	2.5	1.5	1.9

Weighted average diluted common shares outstanding	233.0	231.7	233.0	229.2

Income from continuing operations	$0.22	$0.24	$0.70	$0.63
Loss from discontinued operations	—	(0.02)	—	(0.03)

Diluted earnings per share	$0.22	$0.22	$0.70	$0.60

The following securities have been excluded from the earnings per share computations as their inclusion would be antidilutive:

•	Stock options that have an exercise price greater than the average market price of Janus’ common stock (for the three-month periods ended September 30, 2004 and 2003, approximately 14.1 million and 4.4 million options, respectively, were excluded and for the nine-month periods ended September 30, 2004 and 2003, approximately 9.0 million and 4.6 million options, respectively, were excluded ); and

•	6.4 million and 9.4 million shares of unvested restricted stock at September 30, 2004 and 2003, respectively.

Note 3 — DST Systems, Inc.

On December 1, 2003, Janus exchanged 32.3 million common shares of DST Systems, Inc. (“DST”) for 100% of Capital Group Partners (“CGP”), a corporation which includes a printing and graphics design business (“Rapid Solutions Group” or “RSG”) with a value of $115 million and $999.3 million in cash. While there are no legal or third party restrictions on the use of the cash, the opinions received from Janus’ tax advisors as part of the transaction were based on certain representations made by Janus that the cash would not be distributed or loaned to Janus or any Janus affiliate and that any purchases of Janus debt or common stock would be subject to certain maximum limits. To the extent Janus fails to meet its representations, it could increase the possibility of the Internal Revenue Service successfully challenging the tax-free treatment of the transaction. As previously disclosed, possible uses of these funds include capital expenditures, working capital at RSG, investments and acquisitions. (See Liquidity and Capital Resources)

On June 16, 2004, Janus sold its remaining 7.4 million shares of DST common stock to an unrelated third party. The sale resulted in a gain of $228.0 million. The Company received cash proceeds of $336.2 million, or $208.0 million net of income taxes.

Note 4 — Goodwill and Intangible Assets

The following is a summary of changes in goodwill for the nine-month period ended September 30, 2004 (in millions):

Balance at December 31, 2003	$1,108.8
Adjustment to Capital Group Partners purchase price allocation	(27.7)
Disposition of Bay Isle’s Private Client Asset Management division	(3.7)
Goodwill additions	5.8

Balance at September 30, 2004	$1,083.2

The following is a summary of identified intangible assets (in millions):

	September 30,	December 31,
	2004	2003
Non-amortized intangible assets
Mutual fund advisory contracts	$943.1	$943.1
Brand name and trademark	270.5	270.5
Amortized intangible assets
Client relationships	127.9	111.8
Accumulated amortization	(21.8)	(13.1)

Net intangible assets	$1,319.7	$1,312.3

In conjunction with the DST exchange transaction, Janus acquired 100% of CGP on December 1, 2003. An adjustment to goodwill, tangible assets and intangible assets was recorded in 2004 reflecting the final purchase price allocation for the acquisition. CGP’s intangible assets are amortized over five years.

Amortization expense was $3.5 million and $1.7 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $10.8 million and $5.1 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Total amortization expense is expected to be $16.6 million per year over the next five years.

Client relationships are amortized over their estimated lives of 5 to 25 years using the straight-line method. Within client relationships, Janus has subadvised contracts that have an allocated intangible value. To the extent a subadvised contract notifies Janus of its intent to terminate its contract, Janus will recognize an impairment charge equal to the unamortized value of the intangible asset recorded for such contract. In the first quarter 2004, a write-down of intangible assets totaling $14.2 million ($8.8 million after-tax) was recorded associated with the termination notices received in the first quarter 2004 from certain subadvised accounts. This impairment is included within restructuring and impairments on Janus’ statement of income.

Bay Isle Financial. On September 14, 2004, Janus completed the sale of Bay Isle’s Private Client Asset Management division for cash proceeds of $8.0 million. The division managed $0.6 billion of assets at the date of disposition. The transaction resulted in a pretax loss of $2.0 million, primarily due to the write-off of $3.7 million of goodwill and $4.8 million of intangible assets assigned to the division. The loss is included within restructuring and impairments on Janus’ statement of income.

Note 5 — Long-Term Debt

On April 26, 2004, Janus issued $527.4 million of 6.119% senior notes (“6.119% Notes”) due April 15, 2014 in exchange for $465.1 million of senior notes (comprised of $286.9 million of the 7.000% senior notes due 2006 and $178.0 million of the 7.750% senior notes due 2009). The 6.119% Notes pay interest semiannually on April 15 and October 15. On May 19, 2004, Janus’ wholly-owned subsidiary, CGP, exercised its right to repurchase $445.0 million aggregate principal amount of the 6.119% Notes. As a result of this transaction, Janus recorded a second quarter non-operating charge of $55.5 million ($33.3 million, net of tax), primarily related to the premium paid to exchange the old notes for the new notes given declines in interest rates.

On April 30, 2004, the holders of the Liquid Yield Option Notes (“LYONS”), under existing put rights, required Janus to repurchase all of the outstanding LYONS with an accreted value of $84.0 million.

Note 6 — Income Taxes

At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed. Janus believes that it has accrued adequate income tax reserves and associated interest for any material future tax assessments that may be proposed. As a result of the favorable resolution of recent audits and negotiations with taxing authorities, Janus reversed $22.5 million of previously accrued income taxes and $2.5 million of related interest expense during the third quarter 2004.

Note 7 — Restructuring and asset impairment charges

2001 Restructuring. During 2001, due to decreased shareholder transaction volume combined with increased functionality of the Janus.com website, Janus closed its call center in Austin, Texas (“2001 Restructuring”). At the time of closure, Janus recorded a charge of $36.6 million, representing the projected shortfall of sublease income compared to Janus’ contractual rent payments through 2010. During the current quarter, a change in the market conditions in Austin resulted in a decrease of the projected future sublease income that Janus may receive through the end of its lease term. This change in assumptions resulted in an additional accrual of $8.2 million.

The following table summarizes the accrued liability for the 2001 Restructuring, included in other liabilities in the consolidated balance sheet (in millions):

December 31, 2003	$9.7
Reductions	(3.8)
Adjustments	8.2

September 30, 2004	$14.1

Current portion	3.2
Long-term portion	10.9

$14.1

The following items comprise Janus’ restructuring and impairment charges (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Intangibles impairment	$—	$—	$14.2	$—
Disposition of Bay Isle’s Private Client Asset Management division	2.0	—	2.0	—
Fund proxy costs (Berger)	—	2.6	—	2.6
2001 Restructuring	8.2	—	8.2	—

Total	$10.2	$2.6	$24.4	$2.6

Note 8 — Stock Options

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation”, Janus accounts for stock options granted to employees and non-employee directors using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees”. Accordingly, the value of stock options is not reflected in Janus’ statement of income as all such instruments had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if Janus had applied the fair value method of accounting to stock options (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$51.3	$50.9	$162.2	$137.0
Add: Restricted stock compensation expense included in reported net income, net of related tax effect	10.1	12.1	35.3	34.1
Deduct: Total stock-based employee compensation expense as determined under the fair value based method for all awards, net of related tax effect	(14.1)	(14.1)	(46.2)	(40.0)

Pro forma net income	$47.3	$48.9	$151.3	$131.1

Basic earnings per share:
As reported	$0.22	$0.22	$0.70	$0.60
Pro forma	$0.20	$0.21	$0.65	$0.57

Diluted earnings per share:
As reported	$0.22	$0.22	$0.70	$0.60
Pro forma	$0.20	$0.21	$0.65	$0.57

Note 9 — Mutual Fund Investigation

In August 2004, Janus reached final settlements with the Attorneys General of Colorado and New York, the Colorado Division of Securities, and the SEC. Pursuant to these settlement agreements, Janus consented to the entry of a cease and desist order by the SEC, as well as consent orders or assurances of discontinuance by the New York and Colorado state authorities. In accordance with the agreements, Janus paid $50.0 million in restoration to compensate investors for the adverse effects of frequent trading and $50.0 million in civil penalties. In addition, as part of its required undertakings in the settlements, Janus reduced its management fee charged to most of its mutual funds, effective July 1, 2004. As a result, the Company is estimating that management fee revenue will decline approximately $25.0 million per annum, assuming assets under management remain constant at approximately $135.0 billion. However, the total annual reduction will be greater if assets under management increase or less if assets under management decrease. The reduction in the third quarter 2004 totaled $5.9 million. Certain other undertakings required in the settlements may result in increased general and administrative expenses in future periods, although the significance of such expenses cannot be determined at this time. Janus also paid $1.2 million to the Colorado Attorney General to be used for investor education and to reimburse that office for the costs of their investigation.

The year to date charge for the mutual fund investigation of $65.0 million includes $55.7 million of previously unaccrued civil penalties and restoration costs and $9.3 million of legal and other administrative expenses related to the investigation. Approximately $36.0 million of the civil penalty and restoration charge is not tax deductible, which increased Janus’ effective tax rate in the first nine months of 2004.

Note 10 — Segment Information

Reportable segments are identified by management based on Janus’ organizational structure and the business activities from which it earns revenue. Janus has determined that it has two primary lines of business: investment management and printing and fulfillment.

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

In addition, Janus’ equity investment in DST was considered a segment prior to December 1, 2003. The following is a summary of financial information concerning the segments (in millions):

	Three Months Ended September 30,
	Investment		Printing and
	Management	DST	Fulfillment	Consolidated
2004:
Revenues	$215.2	N/A	$22.6	$237.8
Net income (loss)	$53.7	N/A	$(2.4)	$51.3
2003:
Revenues	$256.6	$—	N/A	$256.6
Equity earnings	$1.2	$18.3	N/A	$19.5
Net income	$39.6	$11.3	N/A	$50.9
Goodwill at
September 30, 2004	$1,008.2	N/A	$75.0	$1,083.2
December 31, 2003	$1,006.1	N/A	$102.7	$1,108.8

	Nine Months Ended September 30,
	Investment		Printing and
	Management	DST	Fulfillment	Consolidated
2004:
Revenues	$700.3	N/A	$70.7	$771.0
Net income (loss)	$168.2	N/A	$(6.0)	$162.2
2003:
Revenues	$733.3	$—	N/A	$733.3
Equity earnings	$1.8	$53.5	N/A	$55.3
Net income	$103.9	$33.1	N/A	$137.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. (“Janus” or the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts, are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” and similar expressions or variations, and are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in our Registration Statement Under the Securities Act of 1933 on Form S-4 dated June 10, 2004 and Part I, Item 1, Business, under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003. Janus cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Net income totaled $51.3 million, or $0.22 per diluted share, in the third quarter 2004 compared to net income of $50.9 million, or $0.22 per diluted share, in the third quarter 2003. Total revenue for the investment management segment (Janus’ primary business) decreased 16.1% from the third quarter of 2003, due to the July 1, 2004 management fee reductions and lower average assets under management caused by general market declines and net outflows in Janus’ mutual fund products and institutional accounts. Although Janus does not always know the reasons behind each individual investor and institutional account’s decision to redeem their money out of a Janus product, the Company believes that some of the outflows in recent quarters might have been influenced by the mutual fund investigation. In July 2004, Janus was informed that a client intends to redeem assets with a current value of approximately $4.6 billion. Janus expects that $1.9 billion of these assets will be redeemed in the fourth quarter 2004, with the remaining assets being redeemed in 2005.

The current quarter results were also affected by the following items compared with the third quarter of 2003:

•	Management fee reductions of $5.9 million resulting from agreements made with various regulators relating to the mutual fund investigation (See Significant Developments and Transactions-Mutual Fund Investigation);

•	The reversal of $25.0 million of tax reserves and related interest accruals from the favorable resolution of certain outstanding tax matters;

•	The addition of the printing and fulfillment operations in 2004, which generated an operating loss of $4.2 million; and

•	No longer recording equity earnings from DST Systems, Inc. (“DST”) as of December 1, 2003.

Significant Developments and Transactions

Stock Repurchases. On July 20, 2004, Janus’ Board of Directors agreed to a new authorization of up to $500 million to repurchase shares of Janus common stock through December 31, 2006. Under this authorization, Janus repurchased 3.0 million common shares for an aggregate purchase price of $41.6 million during the third quarter 2004. Other repurchases during the year resulted from a share withholding program to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards.

Facility Charge. During 2001, due to decreased shareholder transaction volume combined with increased functionality of the Janus.com website, Janus closed its call center in Austin, Texas. At the time of closure, Janus recorded a charge of $36.6 million, representing the projected shortfall of sublease income compared to Janus’ contractual rent payments through 2010. During the current quarter, a change in market conditions in Austin resulted in a decrease of the projected future sublease income that Janus may receive through the end of its lease term. This change in assumptions resulted in an additional accrual of $8.2 million.

Bay Isle. On September 14, 2004, Janus completed the sale of Bay Isle’s Private Client Asset Management division for $8.0 million. The division managed $0.6 billion of assets at the date of disposition. The transaction resulted in a pretax loss of $2.0 million, primarily due to the write-off of goodwill and intangible assets assigned to the division. The loss is included within restructuring and impairments on Janus’ statement of income.

DST Systems, Inc. On June 16, 2004, Janus sold its remaining 7.4 million shares of DST common stock to an unrelated third party. The sale resulted in a gain of $228.0 million. The Company received cash proceeds of $336.2 million, or $208.0 million net of income taxes.

Debt Restructuring. On April 26, 2004, Janus issued $527.4 million of 6.119% senior notes (“6.119% Notes”) due April 15, 2014 in exchange for $465.1 million of senior notes (comprised of $286.9 million of the 7.000% senior notes due 2006 and $178.0 million of the 7.750% senior notes due 2009). During May 2004, Janus’ wholly-owned subsidiary, Capital Group Partners, Inc. (“CGP”), exercised its right to repurchased $445.0 million of the 2014 senior notes. This, combined with the April 30, 2004 repurchase of $84.0 million of LYONS, reduced Janus’ consolidated debt to approximately $377.9 million, and is expected to reduce annual interest expense by approximately $30.0 million.

As a result of the debt extinguishment, Janus incurred a second quarter non-operating charge of $55.5 million ($33.3 million after-tax) primarily related to the premium paid to exchange the old notes for new notes given declines in interest rates.

Mutual Fund Investigation. In August 2004, Janus reached final settlements with the Attorneys General of Colorado and New York, the Colorado Division of Securities, and the SEC. Pursuant to these settlement agreements, Janus consented to the entry of a cease and desist order by the SEC, as well as consent orders or assurances of discontinuance by the New York and Colorado state authorities. In accordance with the agreements, Janus paid $50.0 million in restoration to compensate investors for the adverse effects of frequent trading and $50.0 million in civil penalties. As part of its required undertakings in the settlements, Janus reduced its management fee charged to most of its mutual funds, effective July 1, 2004. As a result, the Company is estimating that management fee revenue will decline approximately $25.0 million per annum, assuming assets under management remain constant at approximately $135.0 billion. However, the total annual reduction will be greater if assets under management increase or less if assets under management decrease. The reduction in the third quarter of 2004 totaled $5.9 million. Certain other undertakings required in the settlements may result in increased general and administrative expenses in future periods, although the significance of such expenses cannot be determined at this time. Janus also paid $1.2 million to the Colorado Attorney General to be used for investor education and to reimburse that office for the costs of their investigation.

The year to date charge for the mutual fund investigation of $65.0 million includes $55.7 million of previously unaccrued civil penalties and restoration costs and $9.3 million of legal and other administrative expenses related to the investigation. Approximately $36.0 million of the civil penalty and restoration charge is not tax deductible, which increased Janus’ effective tax rate in the first nine months of 2004.

Write-down of Intangible Assets. In the first quarter 2004, a write-down of intangible assets totaling $14.2 million was recorded associated with the termination notices received in the first quarter 2004 from certain subadvised accounts. This impairment is included within restructuring and impairments on Janus’ statement of income.

Personnel Changes. For the nine-months ended September 30, 2004, Janus has recorded approximately $31.8 million ($19.9 million after-tax) in charges for payments and benefits to several Janus executives and a portfolio manager. Of the total charge, $24.8 million represents severance payments and is reflected in employee compensation and benefits. The remaining charge of $7.0 million represents acceleration of unvested stock and is reflected in restricted stock compensation.

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

Prior to December 1, 2003, Janus’ equity investment in DST was also considered a segment. As a result of the December 1, 2003, exchange transaction with DST, the company no longer records equity earnings from DST. In the first nine months of 2003 Janus recorded $53.5 million ($33.1 million after-taxes) in equity earnings from its equity method investment in DST.

INVESTMENT MANAGEMENT SEGMENT

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Revenues:
Investment management fees	$170.2	$203.0	$557.3	$578.1
Shareowner servicing fees and other	45.0	53.6	143.0	155.2

Total	215.2	256.6	700.3	733.3

Operating Expenses:
Employee compensation and benefits	56.7	56.7	187.9	174.3
Restricted stock compensation	15.8	18.6	56.1	60.6
Marketing and fulfillment	6.5	4.6	19.4	16.6
Distribution	29.2	36.5	95.6	108.0
Depreciation and amortization	11.5	16.5	37.8	51.3
General, administrative and occupancy	31.8	31.8	100.3	90.2
Restructuring and impairments	10.2	2.6	24.4	2.6
Provision for mutual fund investigation	—	9.0	65.0	9.0

Total	161.7	176.3	586.5	512.6

Operating Income	53.5	80.3	113.8	220.7

Equity in earnings of unconsolidated affiliates	1.6	1.2	4.3	1.8
Gain on disposition of DST common shares	—	—	228.0	—
Interest expense	(4.8)	(14.8)	(31.2)	(45.5)
Loss on early extinguishment of debt	—	—	(55.5)	—
Other, net	4.7	3.1	10.4	7.3

Income before taxes and minority interest	55.0	69.8	269.8	184.3

Income tax provision (benefit)	(1.6)	25.1	94.7	70.1
Minority interest in consolidated earnings	2.9	1.1	6.9	2.7
Discontinued operations loss	—	4.0	—	7.6

Net Income	$53.7	$39.6	$168.2	$103.9

Three Months Ended September 30, 2004, Compared with the Three Months Ended September 30, 2003

Assets Under Management/Revenue. Assets under management totaled $130.2 billion at September 30, 2004, a $16.3 billion decrease from assets of $146.5 billion at September 30, 2003, caused by market appreciation of $15.9, net outflows of $30.1 billion and asset dispositions of $2.1 billion.

Average assets under management in the third quarter 2004 decreased 13.4% to $129.2 billion from $149.2 billion in the third quarter 2003, due primarily to outflows in Janus’ mutual fund products and institutional accounts, offset by market appreciation.

Investment management fees are generally based upon a percentage of the market value of assets under management and are calculated under contractual agreements with the Company’s mutual funds, subadvised relationships and separate accounts. Investment management fees decreased 16.2% to $170.2 million, driven by the decline in average assets under management of 13.4% combined with the July 1, 2004 management fee reductions. The reduction totaled $5.9 million during the third quarter 2004.

Shareowner servicing fees are based on a percentage of average assets under management in Janus’ primary fund group, the Janus Investment Fund (“JIF”). Such fees declined $8.6 million to $45.0 million, caused by the decrease in average assets under management in the JIF series of mutual funds.

Expenses. Employee compensation and benefits remained comparable to the same period last year. The improvement of relative fund performance increased contractually-based incentive compensation approximately

$4.8 million in comparison to the same period last year. This increase was offset by declines in asset-based incentive compensation and the companywide discretionary bonus plan.

Restricted stock compensation declined $2.8 million from $18.6 million to $15.8 million, caused by a decline in the overall amortization rate from former employees’ forfeitures of unvested restricted stock awards.

Marketing and fulfillment increased 41.3% due to the launch of a new print and television advertising campaign running from September 2004 through year-end. Janus expects that this new campaign will increase marketing expense by approximately $3.0 million in the fourth quarter 2004.

Distribution expense decreased 20.0%, or $7.3 million, as a result of a 21% decline in average assets under management subject to third party concessions. Distribution fees are based on a contractual percentage of the market value of assets under management distributed through the third-party or adviser-assisted segment.

Depreciation and amortization decreased $5.0 million from $16.5 million to $11.5 million as a result of significant technology-related capital assets becoming fully depreciated at the end of 2003, and a decline in the amortization of deferred commissions of approximately $2.3 million. Commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized generally over four years. The decrease in the amortization rate was caused by lower sales of products subject to such commissions.

Interest expense decreased $10.0 million as a result of the retirement of $529.0 million of debt in April and May of 2004, combined with the release of $2.5 million in accrued interest related to tax matters.

Income taxes and the Company’s effective tax rate declined significantly due to the reversal of $22.5 million of tax reserves based on the favorable resolution of certain outstanding tax matters.

Nine Months Ended September 30, 2004, Compared with the Nine Months Ended September 30, 2003

Assets Under Management/Revenue. Average assets under management for the first nine months of 2004 decreased 2.6% to $138.7 billion from $142.4 billion in the comparable period in 2003. Investment management revenue decreased 3.6% to $557.3 million from $578.1 million for the first nine months of 2003, consistent with the decrease in average assets under management and the reduction in management fees, which took effect July 1, 2004.

Shareowner servicing fees and other revenue declined $12.2 million to $143.0 million, due primarily to a decrease in money market administration fees. Money market administration fees, which are calculated based on average assets under management in Janus’ money market funds, declined $6.7 million, or 32.7%, as a direct result of a similar decline in average money market assets under management.

Expenses. Employee compensation and benefits increased $13.6 million, or 7.8%, as a result of severance charges and increased incentive compensation. In the first nine months of 2004, Janus recorded $24.8 million of severance related to the resignations of several executives and a portfolio manager. In the comparable 2003 period, Janus paid $12.1 million of retention bonuses and severance charges related to the January 1, 2003 reorganization between Janus and Stilwell Financial Inc.

Investment personnel are generally compensated based on the level of assets they manage combined with their relative fund performance. As a result of improved relative investment performance, contractually-based incentive compensation increased $10.2 million in comparison to the same period last year. This increase in performance-based compensation was offset by a decline in the annual companywide discretionary bonus plan of $9.0 million.

Restricted stock compensation declined $4.5 million, caused by the decline in the overall amortization rate from former employees’ forfeitures of unvested restricted stock awards, offset by a $7.0 million accelerated vesting charge related to the resignation of former executive officers.

Distribution expense decreased 11.5%, or $12.4 million, as a result of a similar percentage decline in assets under management subject to third party concessions. Distribution fees are based on a contractual percentage of the market value of assets under management distributed through the third-party or adviser-assisted segment.

Depreciation and amortization expense decreased 26.3%, or $13.5 million as a result of significant technology-related capital assets becoming fully depreciated during the second half of 2003 and a decline in the amortization of deferred commissions of approximately $5.1 million from lower sales of products subject to commissions.

General, administrative and occupancy expenses increased $10.1 million. On January 1, 2004, Janus stopped using trading commissions to purchase third-party products and services (commonly referred to as soft dollars). Approximately $5.3 million of the increase was due to current year charges for such products that previously were acquired with soft dollars. The majority of the remaining increase is due to increased occupancy-related costs from the company’s new headquarters in Denver and the closure of a satellite office in Westport, Connecticut.

PRINTING AND FULFILLMENT SEGMENT

Business Overview

Rapid Solutions Group (“RSG”), the operating business of CGP, a wholly-owned subsidiary of Janus, provides clients with digital marketing and compliance communication solutions that support institutional and direct-to-consumer marketing channels. RSG has more than 500 employees in five facilities strategically located across the United States. Operating income for RSG is principally derived from digital printing and fulfillment operations, and offset printing.

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

Offset Printing. The offset printing operations provide customers with full-service graphic and design solutions through pre-press services and high-speed, high-quality offset printing for a wide variety of work, including direct marketing packages, brochures, preprinted base stock and collateral pieces.

Results of Operations

	Three months ended
	September 30, 2004	June 30, 2004	March 31, 2004
	(Dollars in Millions)
Printing and fulfillment revenue	$16.5	$18.4	$17.8
Out-of-pocket reimbursements	6.1	5.2	6.7
Cost of printing and fulfillment	(22.8)	(22.3)	(22.8)

	(0.2)	1.3	1.7
Other expenses	4.0	4.9	4.1

Operating loss	(4.2)	(3.6)	(2.4)
Tax benefit and other income	1.8	1.4	1.0

Net loss	$(2.4)	$(2.2)	$(1.4)

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

The printing and fulfillment segment realized a net loss of $2.4 million in the third quarter 2004, compared to a net loss of $2.2 million in the second quarter 2004. RSG experienced a slight decline in overall operating results in the third quarter due to the normal seasonal decline in revenues combined with lower than expected production from the offset printing business.

Liquidity and Capital Resources

Cash Flows

A summary of consolidated cash flow data for the nine-month periods ended September 30, 2004 and 2003, is as follows (in millions):

Cash flows provided by (used for):	2004	2003

Operating activities	$(54.7)	$168.2
Investing activities	290.6	(170.8)
Financing activities	(594.1)	(26.8)

Net decrease in cash and cash equivalents	(358.2)	(29.4)
Balance beginning of period	1,222.8	152.5

Balance end of period	$864.6	$123.1

Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital expenditures. Cash used for operating activities in the first nine months of 2004 totaled $54.7 million compared to $168.2 million provided from operations in the comparable 2003 period. This decrease is attributable to payments related to the mutual fund regulatory settlement of $101.2 million and income taxes of $128.0 million related to the June sale of 7.4 million shares of DST. The first nine months of 2003 included payments of $35.3 million for previously accrued restructuring and severance payments.

Cash provided by investing activities over the first nine months of 2004 was primarily generated by proceeds of $336.2 million received from the sale of 7.4 million shares of DST, offset by capital expenditures and other investments. Cash used for investing activities of $170.8 million in the nine month period ended September 30, 2003 related to investments in advised funds, the acquisition of the Berger minority interest, the exercise of a call option to purchase an additional 27.5% of Enhanced Investment Technologies, LLC (“INTECH”) from the minority owners and the acquisition of a 30% ownership interest in Perkins, Wolf, McDonnell and Company, LLC (“PWM”).

Cash used for financing activities for the nine month period ended September 30, 2004 includes the repurchase of $529.0 million of long-term debt (see Significant Developments and Transactions above) and common stock repurchases of $50.9 million (see Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities).

Future Capital Requirements

Short-Term Capital Requirements. Janus believes current cash and cash equivalents plus expected cash flows from operations in 2004 should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ongoing common stock repurchases, income tax payments, interest payments on outstanding debt, and seed money investments.

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

At September 30, 2004, $508.6 million of Janus’ consolidated cash and cash equivalents is recorded at CGP. Based on the representations made to its tax advisors, the following are possible uses of the CGP funds and actions taken to date:

•	purchase up to $450.0 million of Janus’ outstanding indebtedness in open market transactions. During May 2004, CGP purchased $445.0 million of Janus’ 2014 senior notes.

•	purchase up to $300.0 million of Janus common stock in open market transactions. In the third quarter 2004 CGP purchased 3.0 million shares of Janus common stock at an aggregate price of $41.6 million;

•	a minimum of $15.0 million for capital expenditures in CGP’s business operations. Through September 30, 2004 CGP has expended $14.5 million in capital expenditures for the operations of RSG; and

•	approximately $20.0 to $50.0 million for working capital at RSG.

The remaining cash may be invested in publicly traded debt and equity securities pending its use by CGP in making acquisitions of operating businesses and as operating capital and working capital in its existing and acquired business operations.

2002 and 2001 Restructurings. During 2002 and 2001 Janus completed two restructurings that included the reduction of headcount and closure of facilities. With the exception of liabilities associated with the closure of facilities, for which Janus has long-term leases, all remaining liabilities associated with these restructurings were paid by the second quarter 2003. Net of sublease payments, Janus expects to pay $3.2 million within the next twelve months and $10.9 million thereafter to complete its obligation related to such facilities.

Stock Repurchase Plan. Janus’ prior stock repurchase authorization expired on July 25, 2004. On July 20, 2004, Janus’ Board of Directors agreed to a new authorization of up to $500 million for the Company or its subsidiaries to repurchase shares of Janus common stock. This new authorization will expire on December 31, 2006. The Company cautions that there are no assurances that any future repurchases will actually occur.

Credit Facility. On October 20, 2004, the Company entered into a $200 million 364-Day Competitive Advance and Revolving Credit Facility Agreement with a syndicate of banks. The facility contains a number of financial covenants such as a specified financing leverage, minimum net worth, earnings and fixed charge coverage.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

As of September 30, 2004, Janus evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Steve Scheid, Chief Executive Officer, and Loren Starr, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Scheid and Starr concluded that, as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.

There has been no change in Janus’ internal controls over financial reporting during the third quarter 2004 that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Civil Lawsuits

In September 2003, the Securities and Exchange Commission (“SEC”) and the Office of the New York State Attorney General (“NYAG”) publicly announced that they were investigating trading practices in the mutual fund industry. The investigations were prompted by the NYAG’s settlement with a hedge fund, Canary Capital, which allegedly engaged in irregular trading practices with certain mutual fund companies. While Janus was not named as a defendant in the NYAG complaint against the hedge fund, Janus was mentioned in the complaint as having allowed Canary Capital to “market time” certain Janus funds. Market timing is an investment technique involving frequent short-term trading of mutual fund shares that is designed to exploit market movements or inefficiencies in the way mutual fund companies price their shares. The NYAG complaint against Canary Capital alleged that this practice is in contradiction to policies stated in the prospectuses for certain Janus funds. On August 18, 2004, Janus and state regulators announced that final settlements were reached with the Attorneys General of Colorado and New York, the Colorado Division of Securities and the SEC relating to the mutual fund investigation.

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

All but one of the “market timing” lawsuits filed against Janus that were filed in, or removed to, federal court have been finally or conditionally transferred to the Federal District Court in Baltimore, Maryland for coordinated proceedings. On September 29, 2004, five consolidated amended complaints were filed in that court. These complaints are the operative complaints in the coordinated proceedings and, as a practical matter, supersede the previously filed complaints. The five complaints include (i) claims by a putative class of Janus Fund investors asserting claims on behalf of the investor class, (ii) derivative claims by investors in the Janus Funds ostensibly on behalf of the Janus Funds, (iii) claims on behalf of participants in the Janus 401(k) plan, (iv) claims brought on behalf of shareholders of Janus Capital Group Inc. on a derivative basis against the Board of Directors of Janus Capital Group Inc., and (v) claims by a putative class of shareholders of Janus Capital Group Inc. asserting claims on behalf of the shareholders. Each of the five complaints names Janus Capital Group Inc. and/or Janus Capital Management LLC as a defendant. In addition, the following are named as defendants in one or more of the actions: Janus Investment Fund, Janus Aspen Series, Janus Adviser Series, Janus Distributors LLC, INTECH, Bay Isle, Perkins Wolf, the Advisory Committee of the Janus 401(k) plan, and the current or former directors of Janus Capital Group Inc.

One “market timing” lawsuit, based on allegations that Janus failed adequately to implement fair value pricing, was remanded to the Illinois state circuit court for Madison County, Illinois, where it is now pending. Janus has appealed the order of remand to the Federal Court of Appeals.

In addition to the “market timing” lawsuits, three lawsuits were filed in April 2004 against Janus and related entities challenging the investment advisory fees charged by Janus to certain funds managed by Janus. These actions were filed in federal courts in the Western District of Missouri and the Southern District of Illinois, and in state court in Madison County, Illinois by fund investors. They assert claims under Section 36(b) of the Investment Company Act and for breach of contract. The action filed in Madison County, Illinois has been voluntarily dismissed by the plaintiff and the actions filed in federal courts in the Western District of Missouri and the Southern District of Illinois have been transferred to the Federal District Court for the District of Colorado. The plaintiffs in these cases do not seek a specified amount of damages or other relief. At this early stage of the litigation, it is not possible to estimate the expense or exposure, if any, that they may represent.

Management believes that the claims made in each of these lawsuits are without merit and intends to defend against them. Although there can be no assurances, at this time management believes, based on information currently available, that it is not probable that the ultimate outcome of each of the actions will have a material adverse effect on the consolidated financial condition of the Company. As discussed above, the Company has agreed to pay $50 million in “restitution or disgorgement” to funds and/or fund investors as part of its settlement with the SEC. The Company believes that this amount is more than sufficient to compensate affected funds and/or fund investors for any losses attributable to discretionary frequent trading, although there can be no assurance that this amount will be available or adequate to satisfy any liability arising out of the civil actions in whole or in part.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On July 20, 2004, the Janus Board of Directors agreed to a new authorization of up to $500 million to repurchase shares of Janus common stock from the open market through December 31, 2006. The previous authorization, which provided for the repurchase of up to 17.8 million shares, expired on July 25, 2004.

For the nine months ended September 30, 2004, Janus repurchased 536,597 shares as a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards. These repurchases were made directly from Janus employees.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of		of Publicly	that May Yet Be
	Shares (or Units)	(b) Average Price Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share (or Unit)	Programs	Plans or Programs
January 1, 2004 - March 31, 2004	388,957	$16.28	—	17.8 million shares
April 1, 2004 - June 30, 2004	73,316	$15.35	—	17.8 million shares
July 1, 2004 - September 30, 2004	3,138,392	$13.83	3,019,100	$458 million
Total	3,600,665	$14.12	3,019,100

Item 6. Exhibits.

a) Exhibits

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

Date: October 25, 2004

Janus Capital Group Inc.

/s/ Steven L. Scheid

Steven L. Scheid,
Chairman of the Board and
Chief Executive Officer

/s/ Loren M. Starr

Loren M. Starr,
Senior Vice President and
Chief Financial Officer

/s/ Gregory A. Frost

Gregory A. Frost,
Vice President and Controller
(Principal Accounting Officer)

JANUS CAPITAL GROUP INC.
INDEX TO EXHIBITS

		Regulation S-K Item 601
Exhibit No.	Document	(b) Exhibit No.
31.1	Certification of Steven L. Scheid, Chairman of the Board and Chief Executive Officer of Registrant	31

31.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Steven L. Scheid, Chairman of the Board and Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32