Form 10-K
period 2004-12-31
JANUS CAPITAL GROUP INC
filed 2005-03-14
CIK 1065865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None
Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐
The Company’s common stock is listed on the New York Stock Exchange under the symbol “JNS”. As of March 4, 2005, 230,947,702 shares of common stock were outstanding. On such date, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $3,438,811,282 (based on the closing price of the common stock on New York Stock Exchange on March 4, 2005).
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into which incorporated

Company’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders	Part III

JANUS CAPITAL GROUP INC.
2004 FORM 10-K ANNUAL REPORT

		Page

PART I

Item 1.	Business	2
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II

Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters	14
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 8.	Financial Statements and Supplementary Data	30
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A.	Controls and Procedures	64
Item 9B.	Other Information	64

PART III

Item 10.	Directors and Executive Officers of the Registrant	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64
Item 13.	Certain Relationships and Related Transactions	64
Item 14.	Principal Accountant Fees and Services	64

PART IV

Item 15.	Exhibits and Financial Statement Schedules	64
	Signatures	70
Bylaws
Amendment to 401(k) Profit Sharing & Employee Stock Ownership Plan
Amendment to 401(k) Profit Sharing & Employee Stock Ownership Plan
Amended and Restated Directors' Deferred Fee Plan
Employee Stock Purchase Plan as Amended and Restated
First and Second Amendments to Profit Sharing and Stock Plan
Computation of Ratio of Earnings to Fixed Charges
List of the Subsidiaries
Consent of Independent Registered Public Accounting Firm
Consent of Independent Registered Public Accounting Firm
Certification of Steven L. Scheid, Chairman, CEO and Director
Certification of Loren M. Starr, Senior Vice President and CFO
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Lipper and Morningstar Ratings

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. (“Janus” or the “Company”) may make other written and oral communications from time to time (including, without limitation, in the Company’s 2004 Annual Report to Stockholders) that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part  I, Item 1, Business, under “Risk Factors,” and elsewhere in this report. Janus cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 1.	Business
BUSINESS AND DISTRIBUTION STRATEGY
Overview
Janus Capital Group Inc. and its consolidated subsidiaries (collectively, “Janus” or the “Company”) sponsor, market and provide investment advisory, distribution and administrative services to mutual funds and separate accounts in both domestic and international markets (the “Investment Management segment”). The Company also owns a printing and fulfillment business (the “Printing and Fulfillment segment”), acquired on December 1, 2003, as part of an exchange transaction with DST Systems, Inc. (“DST”). See additional information in Part II, Item 8, Financial Statements and Supplementary Data, Note 6 — DST Exchange Transaction, of this Form 10-K.
Janus’ significant subsidiaries and equity method investments at December 31, 2004, include:

•	Janus Capital Management LLC (“JCM”) (wholly-owned subsidiary). JCM offers growth equity, core and international equity funds, as well as balanced, specialty fixed-income and money market funds. JCM’s investment management contracts include the Janus Investment Fund (“JIF”), the Janus Aspen Series (“JAS”), the Janus Adviser Series (“JAD”), the Janus World Funds Plc (“JWF”), and subadvised and private accounts.

•	Enhanced Investment Technologies, LLC (“INTECH”) (approximate 78% owned subsidiary). INTECH provides investment management services based on a mathematical theory that attempts to capitalize on the random nature of stock price movements. INTECH’s goal is to achieve long-term returns that outperform a passive index, while controlling risks and trading costs. INTECH manages institutional and private accounts and subadvises certain Janus mutual funds.

•	Perkins, Wolf, McDonnell and Company, LLC (“PWM”) (approximate 30% ownership, accounted for under the equity method). PWM subadvises certain of Janus’ small- and mid-cap value mutual funds.

•	Capital Group Partners, Inc. (“CGP”) (wholly-owned subsidiary). The operating business of CGP, Rapid Solutions Group (“RSG”), provides printing and fulfillment services and graphic design capabilities, with a client concentration in the financial services industry.
The majority of Janus’ revenues are dependent on its Investment Management segment. Revenues are driven by the total value and composition of assets under management. Managed assets primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets, relative investment performance, net flows and changes in the composition of assets under management are all factors that have a direct effect on the Company’s operating results.
Janus organizes and manages its Investment Management segment by investment discipline and distribution channel. As of December 31, 2004, the Company’s assets under management totaled $139.0 billion across multiple investment disciplines, including growth equity ($69.0 billion), core/blend ($17.4 billion), mathematical/quantitative ($25.8 billion), fixed income ($6.2 billion), value ($9.8 billion) and money market ($10.8 billion). The Company’s primary objective is to generate strong and consistent investment performance in all disciplines. Success is measured by long-term investment performance relative to competing investment advisors. For the one- and three-year periods ended December 31, 2004, approximately 60% and 68%, respectively, of the JIF funds (the Company’s primary fund family) were ranked in the top two Lipper Analytics quartiles based upon total returns, compared to 55% and 38% for the one- and three-year periods, respectively, as of December 31, 2003.
The Company’s assets under management at December 31, 2004, of $139.0 billion are composed of assets in each of Janus’ three distribution channels, consisting of Retail ($47.5 billion), Global Advisors ($55.7 billion), and Janus Institutional Asset Management ($35.8 billion). Janus’ objective is to maintain cost-effective distribution in channels that provide the greatest opportunity for client sales and asset retention. The success of the Company’s distribution is measured by long-term net flows, defined as gross sales less redemptions, excluding the impact of money market flows. In 2004, Janus’ long-term net outflows totaled approximately $20.6 billion.

Assets Under Management By Investment Discipline ($139.0 Billion)	Assets Under Management By Distribution Channel ($139.0 Billion)

Investment Discipline
The Company considers itself a leader in fundamental investment research, beginning with the launch of the Janus Fund more than 35 years ago. JCM offers growth equity, core and international equity funds, as well as balanced, specialty fixed-income and money market funds, utilizing intensive company research and a rigorous portfolio management methodology.
During the 2002-2003 time frame, Janus expanded its discipline offerings through acquisitions and investments to include mathematical/quantitative (INTECH) and value (PWM). INTECH, founded in 1987, seeks to outperform various indices by using a mathematical process that seeks to capitalize on market volatility while controlling overall risk relative to the index. Mathematical/quantitative assets grew more than 80% in 2004, ending the year at $25.8 billion. The Company’s value discipline is managed primarily by PWM.

Prior to opening a new fund, Janus carefully evaluates whether the fund meets its clients’ needs, whether the Company can manage the fund to deliver consistently strong investment performance, and whether the investment process employed is aligned with Janus’ overall research-oriented investment philosophy. In the first quarter of 2005, Janus introduced two new funds to the market; a small-midcap fund (Janus Triton Fund) and a “best-ideas” research fund (The Janus Research Fund).
Distribution Channels
Janus offers investment advisory services to individual and institutional investors primarily through the various Janus mutual fund products as well as through separately managed and institutional accounts. In 2004, Janus’ sales organization capabilities were segmented into three broad distribution channels (Retail, Global Advisors and Janus Institutional Asset Management) in order to provide the appropriate client solutions and support. The Company made significant investments in these channels in 2004, and is committed in the future to position Janus in these or other channels where the Company is underpenetrated compared to the net flow opportunity.
Retail Channel
The Retail channel comprised 34% of assets under management as of December 31, 2004. These assets are distributed to self-directed individual investors who access Janus on both a direct basis as well as through supermarket platforms. These investors are primarily served through Janus’ original fund family, JIF. The Retail channel is reviewing its approach to customer service with the goal of generating leads and sales prospects.
Another important component of the Retail channel’s strategy is the strengthening of the brand through both print and television advertising campaigns. Janus’ ongoing advertising campaign is attempting to re-establish the Janus name in the marketplace and underscore Janus’ research-driven investment process, which the Company views as a competitive advantage. A tracking study conducted in the fall of 2004 shows that Janus continues to be one of America’s most well-known money managers.
Global Advisors Channel
The Global Advisors channel is organized to provide solutions for the advice-driven market, whether that advice comes from an asset manager, bank/trust, broker-dealer, independent planner, third-party administrator, insurance agent or sub-advisory relationship. It is building an integrated distribution platform to manage its $55.7 billion in assets, which constitute 40% of Janus’ total assets under management as of December 31, 2004. Janus has realigned the Global Advisors channel to focus resources on distributor needs rather than product/performance-driven sales and is targeting product platforms that tend to have high asset retention rates in order to enhance long-term returns and margin. Products are sold in this channel utilizing Janus’ JAS and JAD investment classes in particular. JAD offers multiple share classes (including A & R shares launched in September 2004) and is sold exclusively through financial intermediaries and retirement plans. The Global Advisors channel also seeks to distribute mutual funds and separate accounts through offshore relationships with international distributors.
Janus Institutional Asset Management Channel
The Janus Institutional Asset Management channel targets endowment/foundation, corporate and Taft-Hartley business. It consisted of $35.8 billion in assets as of December 31, 2004, representing 26% of total assets under management. The channel focuses on distribution through both consulting relationships and on a direct basis, with 75% of the assets in separately managed accounts and 25% in the institutional money market area. While the current separate account asset base is weighted heavily towards INTECH, the Company has also positioned several products within the Janus growth equity and core/blend disciplines that Janus believes are attractive to the institutional marketplace.
Investment Performance
The success of Janus’ Investment Management segment is dependent upon its ability to deliver strong and consistent investment performance across its various investment disciplines. For the one- and three-year periods ended December 31, 2004, approximately 60% and 68%, respectively, of the JIF funds (the Company’s primary fund family) were ranked in the top two Lipper Analytics quartiles based upon total returns, compared to 55% and 38%, respectively, for the one- and three-year periods, ended December 31, 2003. In addition, half of the JIF funds carried a 4 or a 5 overall Morningstar Ratingtm, based on risk adjusted returns as of December 31, 2004. (See Exhibit 99.2 for complete Lipper and Morningstar rankings)
Janus’ investment teams are led by its Chief Investment Officer who is charged with driving investment performance across all disciplines and subsidiaries while maintaining a disciplined investment approach. Janus’ investment teams seek to identify strong businesses with sustainable competitive advantages and improving returns on capital that sell at a discount to what the teams believe they are worth. Janus believes its depth of research, its willingness to focus on investments where Janus has a research edge, and its commitment to delivering superior, long-term results for its clients are what differentiates Janus from its competitors.
The following graphs present the percentage of JIF funds in the top two Lipper Analytics quartiles based upon total returns on a one- and three-year basis (see Exhibit 99.2 for complete Lipper rankings, data presented reflects past performance which is no guarantee of future results):
Many of the funds managed by Janus have established impressive track records. Standouts include the Janus Twenty Fund, Janus Contrarian Fund, Janus Mercury Fund, Janus Orion Fund, Janus Enterprise Fund, Janus Core Equity Fund, Janus Growth and Income Fund, and Janus Venture Fund, which were in their top Lipper Analytics quartiles for the one- and three-year time periods ended December 31, 2004. The Janus Twenty Fund finished 2004 as the top-performing large-cap growth fund in the United States out of 652 funds in its Lipper Analytics category.
Since 2000, JCM has actively worked on increasing the number of research analysts and the number of stocks it covers. JCM now covers over 960 domestic and international stocks versus coverage of 500 stocks at the end of 2000.
As of January 1, 2005, 100% of Janus’ Denver-based portfolio managers have agreed to be compensated on a new plan that pays them based on longer term investment performance and consistency. In addition, the new plan ties long-term incentives to investment performance by embedding those incentives within the compensation plan. The new plan also provides for some degree of compensation reductions in the event of significant market deterioration.
COMPETITION
The investment management industry is relatively mature and saturated with competitors that provide services similar to Janus and often have undifferentiated capabilities. As such, Janus generally encounters significant competition in most areas of its business. Janus competes with mutual fund advisors, brokerage and investment banking firms, insurance companies, banks and other financial institutions, many of which are larger, have proprietary access to distribution, have a broader range of product choices and investment capabilities, and have greater capital resources. Janus’ ability to successfully compete in this market is based on its ability to achieve consistently strong investment performance; to maintain its current distribution relationships and to continue to build new ones; to develop products with pricing that aligns well with its distribution channels and are attractive to underlying clients and investors; to offer multiple investment choices; to provide effective shareowner servicing; to retain and grow the confidence of its clients; and to develop and leverage its brand. Additionally, Janus’ ability to successfully compete with other investment management companies is highly dependent on its reputation and its relationship with clients. Janus’ involvement in the market timing investigation may have damaged its reputation with existing and possible future clients. Companies that were not implicated in the mutual fund investigation may have an advantage over Janus in their ability to attract new investments.
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
REGULATION
The investment management industry is subject to extensive federal and state laws and regulations intended to benefit or protect the shareholders of funds managed by Janus and advisory clients of Janus. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of Janus’ business for failure to comply with the laws and regulations. Possible consequences or sanctions for such failure to comply include, but are not limited to, voiding of investment advisory and subadvisory agreements; the suspension of individual employees; limitations on engaging in certain lines of business for specified periods of time; and/or revocation of registrations, disgorgement of profits, censures and fines.
The Securities and Exchange Commission (“SEC”) is the federal agency generally responsible for administering the federal securities laws. Certain subsidiaries of Janus are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisers Act”) and, as such, are supervised by the SEC. The Investment Advisers Act requires registered investment advisors to comply with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations. Certain subsidiaries of Janus are also registered with regulatory authorities in various states, and thus are subject to the oversight and regulation of such states’ regulatory agencies.
Through its subsidiaries, Janus acts as advisor or subadvisor to both proprietary and non-proprietary mutual funds, which are registered with the SEC pursuant to the Investment Company 1940 Act, as amended (the “1940 Act”). Janus subsidiaries also serve as advisor or subadvisor to separately managed accounts and commingled accounts that are not required to register under the 1940 Act. Janus subsidiaries are governed by the Investment Advisers Act with respect to their advisory and subadvisory services. As an advisor or subadvisor to a registered investment company, Janus must comply with the requirements of the 1940 Act and related regulations. In addition, the advisor or subadvisor to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the “Code”).
Janus’ broker-dealer subsidiary is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is a member firm of the National Association of Securities Dealers (the “NASD”), the securities industry’s self-regulatory organization. The NASD has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives.

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
Janus subsidiaries are also subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) and related regulations to the extent they are considered “fiduciaries” under ERISA with respect to some of their clients. ERISA, related provisions of the Code, and regulations issued by the Department of Labor impose duties on persons who are fiduciaries under ERISA, and prohibit some transactions involving the assets of each ERISA plan which is a client of a Janus subsidiary, as well as some transactions by the fiduciaries (and several other related parties) to such plans.
Certain Janus subsidiaries are authorized to conduct investment business in international markets and are subject to foreign regulation. Globally, Janus is subject to the regulatory supervision and requirements of various agencies, including the Financial Services Authority in the United Kingdom, the Central Bank of Ireland, the Irish Financial Services Regulatory Authority, the Securities and Futures Commission of Hong Kong, the Financial Services Agency of Japan, and the Ontario and Alberta Securities Commission. These regulatory agencies have broad supervisory and disciplinary powers, including, among others, the power to temporarily or permanently revoke the authorization to carry on regulated business, the suspension of registered employees, censures and fines for both regulated businesses and their registered employees.
In connection with regulatory settlements reached in August 2004 with the Attorneys General of Colorado and New York, the Colorado Division of Securities and the SEC related to the market timing investigation (see Item 3), the following key obligations were imposed on Janus, among others:

•	Janus has established a Code of Ethics Oversight Committee that has responsibility for all matters relating to issues arising under the Janus Code of Ethics. Janus is required to hold at least quarterly meetings of the Code of Ethics Oversight Committee to review violations of the Code of Ethics as well as to consider policy matters relating to the Code of Ethics. Any violation of the Code of Ethics must be communicated to the Janus funds’ Trustees.

•	In 2005 and every other year thereafter, Janus must engage an independent third party to conduct a comprehensive review of Janus’ supervisory, compliance and other policies and procedures designed to prevent and detect breaches of fiduciary duty, breaches of the Janus Code of Ethics and federal securities law violations by Janus and its employees, including a review of Janus’ market timing controls. Any findings or recommendations as a part of these reviews must be reported to the SEC, Janus, and the Janus funds’ Trustees.
RISK FACTORS
To the extent that Janus’ reputation was damaged in recent years as a result of inconsistent fund performance, being involved in the market timing investigation, or other regulatory inquiries and related litigation, net outflows may continue.
Janus’ inconsistent fund performance in recent years and its involvement in the market timing investigation and the related settlements and litigation (see Item 3) may have damaged its reputation with existing and future clients. Janus’ ability to generate positive net flows will partially depend on investor confidence. If Janus does not succeed in its efforts to restore or maintain investor confidence, net outflows may continue which may result in a decline in revenue and profitability.

Increased compliance and governance requirements imposed by the settlement agreements had a material effect on Janus, and the settlement requirements as well as changes in the regulatory environment, may continue to have a material effect on Janus in the future.
As a result of the regulatory settlements that Janus entered into in connection with the market timing investigations, regulators have imposed additional compliance and governance requirements on Janus. These requirements have increased Janus’ cost of doing business and may result in additional future operating expenses.
The regulatory environment in which Janus operates has changed and may continue to change. Janus may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. Compliance with these and other new reporting and operational requirements and regulations may increase the cost of operating mutual funds and related products.
The outcomes of civil lawsuits brought against Janus may have a material adverse effect on the business, financial condition and results of operations.
Janus, the Janus board of directors, certain of the Janus funds, the Janus fund’s trustees and certain (past and present) officers of Janus are named as defendants in coordinated proceedings in the U.S. District Court for the District of Maryland that involve allegations stemming from the market timing investigations. A separate action has been filed challenging the investment advisory fees charged by Janus to certain funds managed by Janus. These lawsuits, most of which are pleaded as class actions, seek unspecified compensatory and punitive damages. Although discovery has recently commenced, the consolidated case is in a preliminary stage, and, as a result, Janus is unable to determine the total potential effect that they may have on Janus’ results of operations, financial position and cash flows, or to estimate the range of potential losses that would be incurred if the plaintiffs in any of these actions were to prevail. Any settlement or judgment on the merits of these actions could have a material adverse effect on Janus’ liquidity, results of operations and financial condition.
Any decrease in assets under management would adversely affect Janus’ revenues and profits.
Almost all of Janus’ revenues are largely dependent on the total value and composition of assets under management. Any decrease in the value or amount of assets under management would cause a decline in revenues and operating results. Assets under management may decline for various reasons, many of which are not under Janus’ control. For any period in which revenues decline, profits and profit margins may decline by a greater proportion because certain expenses are fixed.
Other factors that could decrease assets under management (and, therefore, revenues) include the following:

•	Declines in the market value of the assets in the funds and accounts managed. Declines could be caused by price declines in the securities markets generally, by price declines in the market segments in which those assets are concentrated or by firm-specific events that may significantly affect the valuation of individual security holdings held in Janus’ mutual funds and client accounts. Janus’ assets under management are concentrated in the U.S. equity markets and, to a lesser extent, in the international equity markets. The effect of market price declines will be compounded if the funds and accounts managed underperform the applicable market or segment. In the case of money market funds, which invest exclusively in high-quality, short-term money market instruments, as well as other funds that invest in fixed income securities, the value of the assets in such funds may decline as a result of changes in interest rates, an issuer’s actual or perceived creditworthiness or an issuer’s ability to meet its obligations.

•	Redemptions and other withdrawals from the funds and accounts managed. Investors (in response to adverse market conditions, regulatory investigations, civil lawsuits, poor investment performance, the pursuit of other investment opportunities or otherwise) may reduce their investments in mutual funds in general, their investments in specific Janus funds or in the market segments in which Janus’ funds and client accounts are concentrated.

•	The funds managed by Janus may be vulnerable to political or economic risks. The funds managed by Janus may invest significant funds in international markets that are subject to risk of loss from political or diplomatic developments, government policies, currency fluctuations and changes in legislation related to foreign ownership. International markets, particularly emerging markets, are often smaller, may not have the liquidity of established markets, may lack established regulations, and may experience significantly more volatility than established markets.

•	The funds managed by Janus are concentrated in the Growth Equity discipline. At December 31, 2004, half of Janus’ assets under management were concentrated in the growth equity investment discipline. During periods where the general investing public does not favor the growth equity discipline, Janus may experience a reduction of gross sales or increase in gross redemptions, which may adversely affect Janus’ financial results and financial position.

Janus’ business is dependent on investment advisory agreements that are subject to termination, non-renewal or reductions in fees.
Most of Janus’ revenues are derived pursuant to investment advisory agreements with mutual funds and other separate and private accounts. The termination of, or failure to renew, one or more of these agreements or the reduction of the fee rates applicable to such agreements, could have a material adverse effect on revenues and profits. With respect to investment advisory agreements with mutual funds, these agreements may be terminated by either party with notice, or terminated in the event of an “assignment” (as defined in the 1940 Act), and must be approved and renewed annually by the independent members of each fund’s board of directors or trustees, or its shareowners, as required by law. In addition, the board of directors or trustees of certain funds and separate and private accounts generally may terminate these investment advisory agreements upon written notice for any reason and without penalty.
Janus’ inability to access clients through third-party distribution channels would have a material adverse effect on Janus’ financial condition, results of operations and business prospects.
Janus’ ability to market its mutual funds, subadvisory services and investment services is partly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, brokers, banks and other distribution channels. These companies generally offer their clients various investment products in addition to, and in competition with, Janus. Further, the private account business uses referrals from financial planners, professional investment advisors and other professionals. Janus cannot be certain that it will continue to have access to these third-party distribution channels or have an opportunity to offer some or all of its products through these channels. The inability to access clients through third-party distribution channels could have a material adverse effect on Janus’ ability to maintain or increase assets under management, its financial condition, results of operations or business prospects.
To increase its client base and assets under management, Janus is committing significant resources to expand its Global Advisors and Janus Institutional Asset Management channels. If Janus is unable to successfully compete in these channels, it could have a material adverse effect on Janus’ results of operations and financial condition.
If the Internal Revenue Service (“IRS”) were to successfully contend that the exchange transaction with DST did not qualify as a tax-free reorganization, Janus would face a significant tax liability.
On December 1, 2003, Janus exchanged 32.3 million common shares of DST for 100% of the shares of CGP (the “DST exchange transaction”). The transaction was implemented in reliance on opinions from Janus’ tax advisors that, although the matter is not free from doubt, the transaction should qualify as a tax-free exchange under Section 355 of the Code. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Long-Term Liquidity and Capital Requirements, Other Sources of Liquidity.
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
If the IRS were to successfully challenge the tax-free treatment of the DST exchange transaction, Janus would be deemed to have a taxable gain of up to $1.1 billion as of December 1, 2003, the effective date of the DST exchange transaction, resulting in an additional tax liability of up to $430 million. Janus would also be required to pay interest on such tax liability through the date of the tax payment. Such payment would have a material adverse effect on Janus’ liquidity, results of operations and financial condition.
If Janus is unable to attract and retain key personnel, it could have a material adverse effect on the Company’s future success.
The investment management business is highly dependent on the ability to attract, retain and motivate highly skilled, and often highly specialized, technical, executive and management personnel. The market for investment managers is extremely competitive and is increasingly characterized by the frequent movement of investment managers among different firms. In the past two years, Janus has experienced a greater level of turnover than its historically low levels. If such turnover continues and Janus is unable to replace key personnel with highly qualified individuals, it could have an adverse effect on Janus’ results of operations and financial condition. Additionally, the departure of an investment manager may also cause the loss of clients, as individual investment managers often maintain a strong, personal relationship with their clients, which could have an adverse effect on Janus’ results of operations and financial condition.
Janus’ business is vulnerable to failures in support systems and customer service functions that could lead to loss of customers or claims against Janus.
The ability to consistently and reliably obtain securities pricing information, process shareowner transactions and provide reports and other customer service to the shareowners of funds managed by Janus is essential to Janus’ operations. Any delays or inaccuracies in obtaining pricing information, processing shareowner transactions or providing reports, and any inadequacies in other customer service could alienate customers and potentially give rise to claims against Janus. Janus’ customer service capabilities, as well as Janus’ ability to obtain prompt and accurate securities pricing information and to process shareowner transactions and reports, is highly dependent on communications and information systems and on third-party vendors.
Although Janus has established disaster recovery plans, these systems could suffer failures or interruptions due to various natural or man-made causes, and the backup procedures and capabilities may not be adequate to avoid extended interruptions. Additionally, Janus places significant reliance on its automated customer service systems, thereby increasing the related risks if such systems were to fail. A failure of these systems could have an adverse effect on Janus’ results of operations and financial condition.
Anti-takeover provisions of Janus’ governing documents and the rights plan could delay or prevent a change in control of the Company.
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
Janus has material goodwill and intangible assets, which are subject to potential impairment.
Intangible assets and goodwill totaled $2.4 billion at December 31, 2004. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. Any impairment of goodwill and intangibles could have a material adverse effect on Janus’ results of operations. For additional information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates.
The Printing and Fulfillment segment operates in a highly competitive industry.
RSG operates in a highly competitive industry. Competitive factors include not only the speed and accuracy with which RSG can meet customer needs, but also the price and quality of such services. Many of RSG’s competitors have an advantage in the fact that they are larger, have greater resources and offer a wider range of services. If RSG is unsuccessful in this market, it may not be able to retain current clients or grow the business through the addition of new clients, which could have an adverse effect on Janus’ results of operations and financial condition.
EMPLOYEES
As of December 31, 2004, Janus had approximately 1,000 full-time employees in the Investment Management segment and approximately 465 full-time employees in the Printing and Fulfillment segment. No Janus employees are represented by a labor union.
AVAILABLE INFORMATION
Copies of Janus’ filings with the SEC can be obtained from the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information can be obtained about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Janus makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments thereto as soon as reasonably practical after such filing has been made with the SEC. Reports may be obtained through the Investor Relations section of Janus’ website (http://ir.janus.com) or by contacting Janus at (303) 691-3905. The contents of Janus’ website are not incorporated herein for any purpose.
Janus’ Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer, chief financial officer and controller) (the “Officer Code”); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees of the board of directors (including the Audit, Compensation and Nominating and Corporate Governance committees) are available on its website (www.Janus.com), and printed copies are available to any shareholder upon request by calling Janus at 303-691-3905. Any future amendments to or waivers of the Officer Code will be posted to the Janus website.
ADDITIONAL FINANCIAL INFORMATION
See additional financial information on segments and geographical areas in Part II, Item 8, Financial Statements and Supplementary Data, Note 20 — Segment and Geographic Information, of this Form 10-K.

Item 2.	Properties
Janus’ headquarters are located in Denver, Colorado. Janus’ Investment Management segment leases office space from non-affiliated companies for administrative, investment and shareowner servicing operations in Denver, Colorado; New York, New York; Oakland, California; Princeton, New Jersey; Palm Beach Gardens, Florida; the United Kingdom; Hong Kong; Tokyo; and Milan.
The Printing and Fulfillment segment leases office space and equipment from non-affiliated companies for administrative, warehousing and production operations in Melville, New York; Kansas City, Missouri; Chicago, Illinois; and Sacramento, California.

In the opinion of management, the space and equipment owned or leased by the Company are adequate for existing operating needs.

Item 3.	Legal Proceedings
Market Timing Investigation — Regulatory Settlements and Litigation
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
In August 2004, Janus reached final settlements with the Attorneys General of Colorado and New York, the Colorado Division of Securities and the SEC. Pursuant to these settlement agreements, Janus consented to the entry of a cease and desist order by the SEC, as well as consent orders or assurances of discontinuance by the New York and Colorado state authorities. In accordance with the agreements, Janus paid $50.0 million in restoration to compensate investors for the adverse effects of frequent trading and $50.0 million in civil penalties. In addition, as part of its required undertakings in the settlements, Janus reduced its management fee charged to most of its mutual funds, effective July 1, 2004. The reduction led to reduced management fee revenue in the amount of $11.7 million over the last half of 2004. Certain other undertakings required in the settlements may result in increased general and administrative expenses in future periods, although the significance of such expenses cannot be determined at this time. Janus also paid $1.2 million to the Colorado Attorney General to be used for investor education and to reimburse that office for the costs of their investigation. As discussed above, the Company has agreed to pay $50 million in “restitution or disgorgement” to funds and/or fund investors as part of its settlement with the SEC and other regulatory agencies. The Company believes that this amount is sufficient to compensate affected funds and/or fund investors for any losses attributable to discretionary frequent trading, although there can be no assurance that this amount will be available or adequate to satisfy any liability arising out of the civil actions in whole or in part.
The 2004 charge for the mutual fund investigation of $65.0 million includes $55.7 million of previously unaccrued civil penalties and restoration costs and $9.3 million of legal fees and other administrative expenses related to the investigation. The 2003 charge of $71.8 million includes $45.5 million for estimated civil penalties and restitution costs, and $26.3 million for legal fees, shareholder communications and other administrative expenses related to the investigation. Certain expenses related to these issues may be recoverable from Janus’ insurance carriers, but Janus is unable to assess any possible insurance reimbursement at this time.
Subsequent to the initiation of the investigations by the NYAG and the SEC, more than 60 civil lawsuits were filed in various state and federal courts against Janus, and related entities and individuals, based on allegations similar to those contained in the NYAG complaint against Canary Capital. In general, these lawsuits allege that Janus allowed certain hedge funds and other investors to engage in market timing trades in Janus funds. Such lawsuits assert a variety of theories for recovery, including, but not limited to, alleged violations of the federal securities laws, other federal statutes (including ERISA and RICO), and various common law doctrines.
Almost all of the market timing lawsuits filed against Janus that were filed in, or removed to, federal court have been finally or conditionally transferred to the U.S. District Court in Baltimore, Maryland, for coordinated proceedings (Case Number MDL No. 1586, 04-MD-15863, U.S. District Court for the District of Maryland). On September 29, 2004, five consolidated amended complaints were filed in that court. These complaints are the operative complaints in the coordinated proceedings and, as a practical matter, supersede the previously filed complaints. The five complaints include (i) claims by a putative class of Janus fund investors asserting claims on behalf of the investor class, (ii) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds, (iii) claims on behalf of participants in the Janus 401(k) plan, (iv) claims brought on behalf of shareholders of Janus Capital Group Inc. on a derivative basis against the Board of Directors of Janus Capital Group Inc., and (v) claims by a putative class of shareholders of Janus Capital Group Inc. asserting claims on behalf of the shareholders. Each of the five complaints names Janus Capital Group Inc. and/or Janus Capital Management LLC as a defendant. In addition, the following are named as defendants in one or more of the actions: Janus Investment Fund, Janus Aspen Series, Janus Adviser Series, Janus Distributors LLC, INTECH, Bay Isle, PWM, the Advisory Committee of the Janus 401(k) plan, and the current or former directors of Janus Capital Group Inc.
One market timing lawsuit, based on allegations that Janus failed adequately to implement fair value pricing was remanded to the Illinois state circuit court for Madison County, Illinois, and is not currently subject to federal transfer procedures. Janus has appealed the decision to the Seventh Circuit Court of Appeals. In early 2005, another lawsuit was filed in the State of Kansas alleging violations under Kansas law based on Janus’ involvement in the market timing allegations (Allison v. Janus, et al. 05CV00873).
Excessive Fee Litigation
Three lawsuits were filed in April 2004 against Janus and related entities challenging the investment advisory fees charged by Janus to certain funds managed by Janus. These actions were filed by fund investors in federal courts in the Western District of Missouri (Fleisher, et al. v. Janus Capital Management, LLC, et al., Case Number 04-4062-SOW) and the Southern District of Illinois (Sins, et al. v. Janus Capital Management, LLC, et al., Case Number 04-WM-1647), and in state court in Madison County, Illinois (Dressel, et al. v. Janus Capital Corporation, Case Number 04-00303-DRH). Fleisher and Sins asserted breach of fiduciary duty under Section 36(b) of the Investment Company Act, and Dressel asserted a claim for breach of contract. The Dressel action has been voluntarily dismissed by the plaintiff, and the Fleisher and Sins actions have been consolidated and transferred to the U.S. District Court for the District of Colorado. Discovery is required to be completed by November 2005. The plaintiffs in the consolidated case seek declaratory and injunctive relief and an unspecified amount of damages. At this early stage of the litigation, it is not possible to estimate the expense or exposure, if any, that they may represent.
Class Action Claims Litigation
On January 11, 2005, Janus and related entities were named as defendants in a class action complaint relating to the submission of claims as class members under numerous class actions. Davis v. Bailey, et al. (Case Number 05-MK-42) was filed in the U.S. District Court for the District of Colorado. The Davis action was filed on behalf of fund investors and alleges that Janus failed to make appropriate filings to ensure that the Janus mutual funds participated in various class action settlements, and that Janus and others thereby breached fiduciary duties owed to mutual fund shareholders. The action asserts claims under Sections 36(a) and (b), and 47(b) of the Investment Company Act and for breach of fiduciary duty.
Management believes that the claims made in the civil actions described above (market timing litigation, excessive fee litigation and the class action claims litigation) have little or no merit and intends to defend against them. Although there can be no assurances, at this time management believes, based on information currently available, that it is not probable that the ultimate outcome of each of the actions will have a material adverse effect on the consolidated financial condition of the Company, although they might be material to the operating results for a particular period depending, in part, upon operating results for that period.
Other Matters
In addition to the matters described above, in the normal course of business, the Company has been named, from time to time, as a defendant or respondent in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its business activities. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty the eventual loss or range of loss related to such matters.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the three-month period ended December 31, 2004.
PART II

Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters
Janus’ common stock is traded on the New York Stock Exchange (“NYSE”) (symbol: JNS). The following table sets forth the high and low sale and closing prices as reported on the NYSE composite tape for each completed quarter since January 1, 2003.

	1st Q ’03	2nd Q ’03	3rd Q ’03	4th Q ’03	1st Q ’04	2nd Q ’04	3rd Q ’04	4th Q ’04

High price	$14.73	$18.04	$19.00	$16.51	$17.90	$16.98	$16.58	$16.90
Low price	$9.46	$11.37	$13.25	$13.03	$15.55	$14.34	$12.60	$13.44
Closing price	$11.39	$16.40	$13.97	$16.41	$16.38	$16.49	$13.61	$16.81
On March 4, 2005, there were approximately 4,208 holders of record of Janus’ outstanding common stock.
Janus declared an annual $0.04 per share dividend in the second quarter of 2004, 2003 and 2002. Janus anticipates paying an annual $0.04 per share dividend in 2005. The payment of cash dividends is within the discretion of Janus’ Board of Directors and will depend on many other factors, including, but not limited to, Janus’ results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.
On July 20, 2004, the Janus Board of Directors agreed to a new authorization of up to $500 million to repurchase shares of Janus common stock from the open market through December 31, 2006. The previous authorization, which provided for the repurchase of up to 17.8 million shares, expired on July 25, 2004.

For the year ended December 31, 2004, Janus repurchased 986,484 shares as part of a share withholding program (established under Rule 10b5-1 of the Exchange Act) to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards. These repurchases were made directly from Janus employees.

	(a)	(b)		(d)
			(c)	Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that May Yet
	Shares (or Units)	Average Price Paid	Publicly Announced	be Purchased Under
2004 Period	Purchased	per Share (or Unit)	Plans or Programs	the Plans or Programs

1/1 - 3/31	388,957	$16.28	—	17.8 million shares
4/1 - 6/30	73,316	$15.35	—	17.8 million shares
7/1 - 9/30	3,138,392	$13.83	3,019,100	$458 million
10/1 - 10/31	411,500	$15.25	411,500	$452 million
11/1 - 11/30	970,000	$15.92	970,000	$437 million
12/1 - 12/31	1,630,619	$16.63	1,225,700	$416 million

Total (fourth quarter)	3,012,119	$16.21	2,607,200

2004 Total	6,612,784	$15.07	5,626,300

In January and February 2005, Janus repurchased an additional 4.3 million shares at a total price of $61.9 million. The Company cautions that there are no assurances that any future repurchases will actually occur.

Item 6.	Selected Financial Data
The selected financial data below should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K and the consolidated financial statements and the related notes thereto, and Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K. The amounts shown have been restated to reflect the fair value of stock options associated with the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”).

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in millions, except per share data)
Income Statement:
Revenues	$1,010.8	$994.7	$1,123.2	$1,536.8	$2,227.0
Operating expenses	898.9	761.6	826.2	1,010.6	1,195.0

Operating income	111.9	233.1	297.0	526.2	1,032.0
Interest expense	(38.4)	(60.5)	(57.5)	(34.5)	(7.4)
Gain on disposition of DST common shares	228.0	631.3	—	28.8	—
Loss on early extinguishment of debt	(55.5)	—	—	—	—
Other, net	19.6	11.4	8.7	19.8	102.5

Pretax income	265.6	815.3	248.2	540.3	1,127.1
Income tax (provision) benefit	(92.2)	69.7	(227.2)	(214.2)	(424.2)
Equity in earnings of unconsolidated affiliates	6.1	67.8	69.1	75.4	70.8
Minority interest	(10.0)	(4.2)	(3.0)	(100.7)	(112.1)

Income from continuing operations	169.5	948.6	87.1	300.8	661.6
Discontinued operations	—	(5.9)	(9.8)	(4.1)	(2.5)

Net income	$169.5	$942.7	$77.3	$296.7	$659.1

Earnings per Share — Basic
Income from continuing operations	$0.73	$4.17	$0.40	$1.37	$2.97
Net income per share	$0.73	$4.14	$0.35	$1.35	$2.96
Earnings per Share — Diluted
Income from continuing operations	$0.73	$4.14	$0.40	$1.34	$2.94
Net income per share	$0.73	$4.11	$0.35	$1.27	$2.88

Dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.02
Balance Sheet:
Total assets	$3,767.6	$4,332.2	$3,335.0	$3,400.7	$1,587.7
Long-term debt obligations	$377.5	$768.8	$856.0	$399.5	$—
Other long-term liabilities	$495.9	$598.2	$764.9	$724.9	$253.8
Operating Data (in billions):
Total assets under management	$139.0	$151.5	$138.4	$192.5	$258.1
Average assets under management	$137.8	$144.1	$162.8	$212.7	$299.5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW OF OPERATING RESULTS
Business
Janus’ revenue is principally derived from providing investment advisory services to individual and institutional investors, primarily through a diverse set of U.S. and international stock, bond and money market mutual funds and other investment products. Revenue is largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets and in the composition of assets under management directly affect revenue and operating results. A smaller portion of Janus’ revenue arises from digital and offset printing and fulfillment services.
Total assets under management ended the year at $139.0 billion, including $128.2 billion in equity and bond mutual funds and $10.8 billion in money market funds. Positive equity market returns in 2004 resulted in market appreciation of $13.7 billion, which was offset by net outflows of $25.5 billion ($20.6 billion net long-term outflows), primarily concentrated in Janus’ growth equity products. Although 2004 net outflows increased as compared to 2003, more than 80% of the total occurred during the first half of 2004. During the second half of the year, the following positive trends emerged:

•	Gross redemptions of long-term products (excluding money market funds) stabilized in the second half of 2004 to their lowest level in six years;

•	Long-term net flows improved $11.0 billion in the second half of 2004 versus the first half of the year; and

•	Janus’ mathematical/quantitative discipline managed by INTECH continued to have strong gross sales of more than $10 billion in 2004.
During the second half of 2004, Janus renewed its investment in brand advertising and expanded its sales efforts by realigning its distribution channels and adding experienced sales professionals. Janus believes that these measures, combined with continued strong investment performance, should improve its gross sales and net flows in future years.
2004 Overview — A Year of Rebuilding
During 2004, after two very challenging years, Janus resolved its regulatory issues and made significant progress on its strategic priorities, as follows:

•	Restoring investor confidence. The Company strengthened the management team through several key hires, including Steve Scheid, Chief Executive Officer, and Gary Black, Chief Investment Officer. Additionally, the Company further aligned the interests of the Company’s portfolio managers and executives with Janus fund holders and stockholders through the adoption of a new performance-driven portfolio manager compensation plan and the development of Janus common stock and mutual fund ownership guidelines.

•	Delivering consistent, strong investment performance. At the end of 2004, more than 60% and 68% of the JIF funds, the Company’s primary fund family, were in the top half of their Lipper categories on a one- and three-year total-return basis, respectively. This compares favorably with the end of 2003, where 55% and 38% of the JIF funds were in the top half of their Lipper categories on a one- and three-year basis, respectively.

•	Stabilizing and increasing the flow of assets under management. After enduring significant outflows over the last several years, gross redemptions stabilized during the second half of the year to their lowest levels in six years, and gross sales in the fourth quarter 2004 began to improve. Continued strong investment performance, ongoing investments in the Janus brand and the broadening out of the distribution strategy will be important to having net inflows in future years.

•	Strengthening of Janus’ financial position. The disposition of Janus’ 33% stake in DST through the DST Exchange Transaction in 2003 and the sale of 7.4 million shares in 2004 resulted in cash of more than

$1.4 billion. Janus deployed a portion of the cash to repurchase $445.0 million of outstanding debt, reducing total indebtedness from $852.6 million at the end of 2003 to $377.5 million at the end of 2004. In addition, more than $80 million was used to repurchase shares of Janus common stock under a $500 million authorization approved by the Company’s Board of Directors in July.

2005 Initiatives
The focus for Janus in 2005 includes:

•	Growth through strategic investment in the business;

•	The execution of its distribution channel plans to improve gross sales, particularly in JCM-managed products;

•	Continued strong investment performance across all products;

•	Continued investment in the Janus brand, reinforcing its investment research strengths; and

•	Filling key investment discipline gaps.
INVESTMENT MANAGEMENT SEGMENT
Assets Under Management and Flows
The following table and graph present the components of the change in Janus’ annual and quarterly assets under management in 2004 and 2003 (in billions):

	Year Ended
	December 31,

	2004	2003

Complex-Wide
Beginning of period assets	$151.5	$138.4
Dispositions	(0.6)	(1.5)
Sales	112.0	208.6
Redemptions	(137.5)	(224.7)

Net flows	(25.5)	(16.1)
Market appreciation	13.7	30.7

End of period assets	$139.0	$151.5

	Year Ended
	December 31,

	2004	2003

Long-Term Assets (Non-Money Market)
Beginning of period assets	$135.7	$120.9
Dispositions	(0.6)	(1.5)
Sales	24.6	37.2
Redemptions	(45.2)	(51.6)

Net flows	(20.6)	(14.4)
Market appreciation	13.7	30.7

End of period assets	$128.2	$135.7

Quarterly Flows (Long-Term Assets,
Non-Money Market)
2004
Janus’ assets under management totaled $139.0 billion at December 31, 2004, a decrease of $12.5 billion, or 8.3%, in comparison to $151.5 billion at the end of 2003. Positive equity market returns in 2004 resulted in market appreciation of $13.7 billion, which was offset by net outflows of $25.5 billion and $0.6 billion from the disposition of Bay Isle’s Private Client Asset Management division.
As previously mentioned, the first half of 2004 was an especially challenging time for gross sales, principally due to the uncertainty surrounding the market timing investigation (see Item 3). Year over year, long-term gross sales (excluding money market funds) declined 34%.
When Janus announced its regulatory settlement in April 2004, two important developments followed: a two-year trend of redemptions began to stabilize and sales moderately increased. Compared to the first half of 2004, gross redemptions in the second half of the year fell to their lowest level in six years and gross sales of long-term products (excluding money market funds) increased 11%. These improving trends led to $4.8 billion of long-term net outflows in the second half of 2004 compared to $15.8 billion during the first half of the year. Management often is not able to determine the specific reasons why shareholders redeem or invest with Janus; however these improving trends may have been a result of improving investment performance, the regulatory settlement or increased brand advertising.
INTECH delivered another strong year in 2004 in terms of investment performance and net flows. Assets in the mathematical/quantitative discipline, managed by INTECH, increased 80% from $14.3 billion at December 31, 2003, to $25.8 billion at December 31, 2004, as a result of $8.6 billion of net sales and $2.9 billion of market appreciation.
2003
Janus’ assets under management totaled $151.5 billion at December 31, 2003, an increase of $13.1 billion, or 9.5%, as compared to assets under management of $138.4 billion at the end of 2002. Strong equity market returns resulted in market appreciation of $30.7 billion, which was partially offset by $16.1 billion of net outflows and $1.5 billion from the disposition of a small money manager in the United Kingdom.
During 2003, Janus experienced an increase in the net outflows of long-term assets (excluding money market funds), subsequent to the announcement of the market timing investigation in September 2003. During the first nine months of 2003, Janus experienced net outflows of long-term assets of $6.4 billion compared with $7.9 billion during the fourth quarter of 2003.
Of the total net outflows during 2003, $16.3 billion came from Janus’ growth equity products. These outflows were offset slightly by $4.4 billion of net inflows into Janus’ mathematical/quantitative discipline.
Revenue and Expenses
Revenue is largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities. Assets under management are affected by new money investments or redemptions and by market appreciation or depreciation. Factors that affect the level of net fund sales or redemptions include competitive fund performance, marketing efforts, reputation, and introduction and market reception of new products. Market appreciation and depreciation reflect fluctuations in investment values. Investment management fees and shareholder servicing fees are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company’s mutual funds, subadvised relationship and separate accounts. The following graph depicts the direct relationship between average assets under management and investment management revenue:
Janus’ operating expense structure is composed of variable costs, which tend to fluctuate directly with average assets under management and revenue, and fixed costs, which generally do not vary with assets under management. Examples of variable costs include incentive compensation for portfolio management and sales personnel, the companywide bonus plans and third-party distribution costs. Fixed expenses comprise primarily of base salaries; stock-based compensation; marketing and fulfillment; depreciation and amortization; and general, administrative and occupancy costs.

Investment Management Results

	Year Ended December 31,

	2004	2003	2002

	(Dollars in millions, except as noted)
Revenues:
Investment management fees	$733.8	$781.5	$917.7
Shareowner servicing fees and other	188.0	206.0	205.5

Total	921.8	987.5	1,123.2

Operating Expenses:
Employee compensation and benefits	249.3	226.8	241.6
Stock-based compensation	110.5	90.2	111.2
Marketing and fulfillment	28.6	21.3	42.0
Distribution	125.1	143.4	174.2
Depreciation and amortization	48.9	67.6	71.0
General, administrative and occupancy	139.4	121.4	126.8
Restructuring and impairments	24.4	11.9	59.4
Provision for mutual fund investigation	65.0	71.8	—

Total	791.2	754.4	826.2

Operating Income	130.6	233.1	297.0
Gain on disposition of DST common shares*	228.0	—	—
Interest expense	(38.4)	(60.5)	(57.5)
Loss on early extinguishment of debt	(55.5)	—	—
Other, net	18.9	11.4	8.7

Income before taxes and minority interest	283.6	184.0	248.2
Income tax provision	(99.4)	(82.1)	(108.4)
Equity in earnings of unconsolidated affiliates	6.1	3.3	—
Minority interest in consolidated earnings	(10.0)	(4.2)	(3.0)
Discontinued operations loss	—	(5.9)	(9.8)

Net Income	$180.3	$95.1	$127.0

Average Assets Under Management (Billions)	$137.8	$144.1	$162.8

*	Excludes the December 1, 2003, gain of $631.3 million, as DST was a separate segment in 2003.
2004 Compared to 2003
Average assets under management in 2004 decreased 4.4% to $137.8 billion from $144.1 billion in 2003. Investment management revenue decreased 6.1% to $733.8 million, consistent with the decrease in average assets under management and the July 1, 2004, settlement-mandated reduction in management fees, which totaled $11.7 million over the last half of 2004.
Shareowner servicing fees and other revenue declined $18.0 million to $188.0 million, due primarily to decreases in money market administration fees and transfer agent servicing fees. Money market administration fees, which are calculated based on average assets under management in Janus’ money market funds, declined $8.0 million, or 30.6%, as a direct result of a similar decline in average money market assets under management. Transfer agent fees, which are calculated based on average JIF assets under management, declined $10.5 million, or 7.1%, due to the same percentage decrease in average JIF assets.

Employee compensation and benefits increased $22.5 million, primarily due to severance charges and increased fund performance-based incentive compensation. Severance in 2004 increased $16.1 million as a result of the resignation or retirement of several senior executives and a portfolio manager. Based on contracts entered into in prior years, compensation for investment personnel generally was based on the level of assets they managed combined with their relative fund performance. Improved relative investment performance, offset by a decline in asset-based compensation, resulted in a net increase of $12.5 million in comparison to last year. The increase in performance-based compensation was offset by a decline in the annual companywide discretionary bonus plan of $4.3 million.
Effective January 1, 2005, Janus’ 21 Denver-based portfolio managers agreed to a new compensation plan that is tied to one- and three-year fund performance, with greater emphasis on three-year results. Additionally, a significant portion of the portfolio managers’ variable compensation will be earned and paid in a combination of Janus equity grants and Janus mutual funds, which will vest in future years.
In consideration of the portfolio managers’ early adoption of the new compensation plan to replace prior contractual arrangements, the 2004 annual long-term incentive award to portfolio managers, which was scheduled to be granted in early 2005, was awarded in vested Janus common stock on December 31, 2004. A charge of $15.0 million was recorded in the fourth quarter 2004 for this accelerated vesting. This, combined with the contractual-based acceleration of vesting related to the resignation and retirement of several senior executives and a portfolio manager in 2004, led to the $20.4 million increase of stock-based compensation. In 2004, Janus adopted SFAS No. 123R and elected to restate its financial statements to present the historical fair value of stock options. Accordingly, the financial results include stock option expense of $20.8 million, $11.5 million and $12.0 million for 2004, 2003 and 2002, respectively.
Marketing expense increased $7.3 million from the new television and print advertising campaign launched during the second half of 2004, designed to re-establish the Janus brand in the marketplace. In 2005, to continue building on the Janus brand and reinforcing Janus’ research expertise, management intends to increase brand advertising to approximately $23.0 million, an increase of $10.0 million over 2004.
Distribution expense decreased 12.8%, or $18.3 million, as a result of a 16.3% decline in assets under management subject to third-party concessions. Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.
Depreciation and amortization expense decreased $18.7 million from significant technology-related capital assets becoming fully depreciated during the second half of 2003 and a decline in the amortization of deferred commissions of approximately $7.1 million from lower sales of B shares in Europe and Asia. Janus generally amortizes commissions paid to financial intermediaries related to the sale of certain mutual fund shares (primarily Janus World Fund B Shares) over four years.
General and administrative expenses increased $18.0 million compared to the prior year, primarily due to 2004 cash payments for certain third-party products and services previously acquired with soft dollars; increased occupancy-related costs from the company’s new headquarters in Denver; and higher corporate insurance, internal audit services and legal costs.
Restructuring and impairments increased $12.5 million due to a $14.2 million write-down of intangible assets associated with termination notices received from certain subadvised accounts combined with an $8.2 million occupancy-related charge related to vacant space in Austin, Texas. In 2003, Janus recorded intangible asset write-downs of $9.3 million from the termination of certain subadvised accounts. See Part II, Item 8, Note 10 for a summary of all restructuring accruals.
In August 2004, Janus reached final settlements with the Attorneys General of Colorado and New York, the Colorado Division of Securities and the SEC. In conjunction with the settlements, Janus recorded charges of $65.0 million in 2004 and $71.8 million in 2003 for civil penalties, restoration costs, legal and other administrative expenses related to the investigation. As a requirement of the settlement with the SEC, Janus has hired an Independent Distribution Consultant to oversee the disbursement of restitution to Janus fund shareholders.

Through two separate transactions in 2003 and 2004, Janus disposed of its 33% ownership interest in DST. On December 1, 2003, Janus exchanged 32.3 million common shares of DST for 100% of the stock of CGP, a corporation that includes a printing and graphics design business with a value of $115.0 million, and $999.3 million in cash. This transaction resulted in a $631.3 million gain and the reversal of previously recorded deferred income taxes of $176.4 million (see Other Liquidity Issues discussion). On June 16, 2004, Janus sold its remaining 7.4 million shares of DST common stock to an unrelated third party. The sale resulted in a gain of $228.0 million. The Company received cash proceeds of $336.2 million, or $208.0 million net of income taxes.
Interest expense declined $22.1 million from the debt restructuring completed in the second quarter 2004. In April 2004, Janus issued $527.4 million of 6.119% Senior Notes (“6.119% Notes”) due April 15, 2014, in exchange for $465.1 million of Senior Notes (compose $286.9 million of the 7.000% Senior Notes due 2006 and $178.0 million of the 7.750% Senior Notes due 2009). During May 2004, Janus’ wholly-owned subsidiary, CGP, exercised its right to repurchase $445.0 million of the 6.119% Notes. This, combined with the April 30, 2004, repurchase of $84.0 million of Liquid Yield Option Notes, reduced Janus’ consolidated debt to approximately $377.9 million, and is expected to reduce annual interest expense by approximately $30.0 million. As a result of the debt extinguishment, Janus incurred a non-operating charge of $55.5 million primarily related to the premium paid to exchange the old notes for new notes given declines in interest rates.
Janus’ effective tax rate in 2004 was slightly below the combined federal and state rates due to a reduction of tax expense related to the reversal of a $22.5 million tax contingency, partially offset by the civil penalty recorded as part of the regulatory settlement for which Janus does not receive a tax deduction.
2003 Compared to 2002
Average assets under management in 2003 declined 11.5% to $144.1 billion from $162.8 billion in 2002. Investment management and shareowner servicing fees decreased 12.1% to $987.5 million from $1,123.2 million in 2002, reflecting the decline in average assets under management.
Employee compensation and benefits decreased $14.8 million, or 6.1%. Because of employee reductions which reduced average headcount by approximately 300 employees year over year, base salaries and benefits declined $14.8 million. Incentive compensation, which tends to vary with average assets and includes annual firmwide bonuses and payments made to portfolio management and sales professionals, declined $12.4 million due to the reduction in average assets under management, reduced headcount and fewer relative fund performance targets achieved. These declines were partially offset by $12.9 million of retention bonuses and severance charges incurred in 2003. Final retention bonuses were paid to certain Stilwell Financial Inc. (“Stilwell”) and Berger Financial Group LLC (“Berger”) employees as part of the Reorganization (as defined in Part II, Item 8, Financial Statements and Supplementary Data, Note 10 — Restructuring and Asset Impairment Charges) for successfully transitioning responsibilities to Janus management, while severance costs were related to employee reductions at JCM.
Stock-based compensation decreased $21.0 million to $90.2 million due to a $26.0 million third quarter 2002 charge related to a change in vesting schedule for restricted stock awards from a seven-year cliff vest to a five-year pro rata schedule.
Marketing and fulfillment expense fell 49.3% resulting from a decline in advertising expenditures of $8.5 million.
Distribution expense fell 17.7%, or $30.8 million, from the decline in assets under management distributed through third-party intermediaries.
General, administrative and occupancy expenses declined $5.4 million, or 4.3%, due to the reduction in headcount and facility closures, offset by increases in corporate insurance rates.
PRINTING AND FULFILLMENT SEGMENT
The operating business of CGP, RSG, provides clients with digital and offset printing and fulfillment services. The digital operation focuses on providing clients with communication solutions using leading-edge print-on-demand technology and software applications that support the process of improving the effectiveness of customer communication through personalization and customization. The offset printing operations provide customers with full-service graphic and design solutions through prepress services and high-speed, high-quality offset printing, including direct marketing packages, brochures, preprinted base stock and collateral pieces.
Results of Operations

Year Ended December 31, 2004 (Dollars in millions)
Printing and fulfillment revenue	$89.0
Selling, general and administrative expenses	(20.1)
Out-of-pocket reimbursements	(18.4)
Cost of printing and fulfillment	(69.2)

(18.7)
Other income	0.7

Operating loss	(18.0)
Tax benefit	7.2

Net loss	$(10.8)

Included within cost of printing and fulfillment are those expenses that are directly related to production, including salaries, materials, rent on production facilities, lease payments for equipment and depreciation on owned production equipment. Also included are reimbursable expenses incurred by RSG on behalf of its customers. This expense and the corresponding reimbursement are reported on a gross basis as revenue and a component of cost of printing and fulfillment.
Prior to Janus’ acquisition of RSG at the end of 2003, RSG’s operations were included within a division of DST. During 2004, RSG successfully established its operations and management team as a stand-alone Janus subsidiary. Through the process of evaluating its operating structure in 2004, RSG decided to close one non-strategic facility, resulting in a $2.2 million charge in 2004. The closure of this facility combined with the investment of $16.6 million in new digital print technology and custom software development should improve RSG’s competitive position in the printing and fulfillment industry.
A key part of RSG’s competitive strategy is to differentiate its services by providing customized services and software to its clients. This strategy has resulted in strong customer relationships, as evidenced by the fact that no significant clients were lost during 2004. Additionally, RSG has managed to grow its client base in 2004 by further penetrating new industries, including the healthcare industry.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
A summary of cash flow data for the years ended December 31, is as follows (in millions):

	2004	2003	2002

Cash flows provided by (used for):
Operating activities	$(10.4)	$260.2	$280.7
Investing activities	(45.8)	837.1	(71.2)
Financing activities	(639.5)	(27.0)	(287.2)

Net increase (decrease) in cash and cash equivalents	(695.7)	1,070.3	(77.7)
Balance beginning of year	1,222.8	152.5	230.2

Balance end of year	$527.1	$1,222.8	$152.5

2004 Cash Flows
Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital expenditures. The decline in 2004 was driven by payments related to the regulatory settlement and an income tax payment related to the sale of 7.4 million shares of DST in 2004.
Net cash used for investing activities in 2004 includes $307.8 million of investments in various debt securities, offset by proceeds of $336.2 million received from the sale of DST common shares.
Cash used for financing activities in 2004 includes the repayment of $529.0 million of long-term debt and common stock repurchases of $99.7 million.
2003 Cash Flows
Janus generated $260.2 million of cash flows from operations in 2003 compared to $280.7 million in 2002. This decline of $20.5 million was attributable to the decrease in operating income, partially offset by changes in working capital items, which vary from year to year based on the timing of payments.
Cash provided by investing activities of $837.1 million in 2003 related to proceeds earned from the disposition of DST common shares of $990.2 million, offset by investments in advised funds, the acquisition of the Berger minority interest, the exercise of a call option to purchase an additional 27.5% of INTECH and the acquisition of a 30% ownership interest in PWM. In addition to the investing activities mentioned above, capital expenditures in 2003 increased to $23.9 million from $16.0 million in 2002 primarily related to the planned relocation of the Company’s headquarters in Denver, Colorado, in 2004.
Cash used in financing activities totaled $27.0 million in 2003 compared to $287.2 million in 2002. The decline is related to the net retirement in 2002 of $258.8 million of long-term debt through the repayment of the convertible notes and the issuance of Senior Notes.
Short-Term Liquidity and Capital Requirements
Janus believes cash from operations should be sufficient to satisfy its short-term operating and capital requirements. Expected short-term uses of cash include ongoing common stock repurchases, capital expenditures, income tax payments and interest payments on outstanding debt.
2002 and 2001 Restructurings
During 2002 and 2001 Janus completed two restructurings that included the reduction of headcount and closure of facilities. With the exception of long-term lease liabilities associated with the closure of facilities, all remaining liabilities associated with these restructurings were paid by the second quarter 2003. Net of payments Janus expects to receive from unrelated third parties who have subleased a portion of the vacant space, Janus expects to pay $2.9 million within the next 12 months and $10.2 million thereafter to complete its obligation related to such facilities.
Common Stock Repurchase Program
On July 20, 2004, the Janus Board of Directors authorized the expenditure of up to $500 million to repurchase shares of Janus common stock. The stock repurchase program expires December 31, 2006. During 2004, the Company spent $83.6 million under this authorization on Janus common stock repurchases. In January and February 2005, Janus repurchased an additional 4.3 million shares at a total price of $61.9 million.

Long-Term Liquidity and Capital Requirements
Expected long-term commitments at December 31, 2004, include the following (in millions):

	Current	2 to 3 Years	4 to 5 Years	After 5 Years

Long-term debt	$—	$115.3	$22.0	$240.2
Interest payments	27.1	40.1	12.6	22.7
Operating leases	27.7	47.7	37.7	100.4
Other commitments	5.8	—	—	—

Total	$60.6	$203.1	$72.3	$363.3

The information presented above does not include operating obligations that are of a normal, recurring nature or capital expenditures that will be committed to in the normal course of business. Janus expects to fund these obligations from future cash flow generated from normal operations.
Operating lease obligations are presented net of estimated sublease income of $21.3 million.
Janus has the right to purchase an additional 14% ownership in PWM each year beginning in 2005 at a price equal to the fair market value on each respective call date. The above schedule does not include any estimated payments related to these call rights as Janus is not obligated to exercise its call and the price is unknown at this time.
Under certain situations involving the departure of the minority owners of INTECH, such owners have the right to put their shares of INTECH at fair market value and Janus has the right to call those shares at fair market value, if minority owners do not exercise their put right. In certain circumstances, Janus may purchase such minority interest using shares of Janus common stock. Based on the recent growth of INTECH, the minority interest of INTECH would likely be worth in excess of $100 million if Janus were required to repurchase those shares today. The long-term commitments schedule above does not include any estimate for the purchase of the INTECH minority due to the uncertain nature of this possible obligation.
Other Liquidity Issues
DST Exchange Transaction
On December 1, 2003, Janus exchanged 32.3 million common shares of DST for 100% of the stock of CGP, a corporation that includes a printing and graphics design business with a value of $115.0 million, and $999.3 million in cash. The share disposition resulted in a $631.3 million gain and the reversal of previously recorded deferred income taxes of $176.4 million, as the transaction was implemented in reliance on opinions from Janus’ tax advisors that, although the matter is not free from doubt, the transaction should qualify as a tax-free exchange under Section 355 of the Code. No advance ruling on the transaction was obtained from the IRS. These opinions were based on certain representations made by Janus, CGP and DST, including representations by Janus and CGP that it was the intention of CGP that the cash (approximately $1 billion) would be used in the manner described below. Furthermore, for purposes of such tax opinions, Janus and CGP represented that, for a period of at least three years, CGP would not distribute or loan to Janus or any Janus affiliate any of CGP’s cash, any assets acquired with such cash, or any earnings from such cash or assets. The tax opinions received by Janus and DST are not in any manner binding upon the IRS. Based on the representations made to its tax advisors, the following are possible future uses of the CGP funds and actions taken as of December 31, 2004:

•	purchase up to $450.0 million of Janus’ outstanding indebtedness in open market transactions. During May 2004, CGP purchased $445.0 million of Janus’ 6.119% Notes;

•	purchase up to $300.0 million of Janus common stock in open market transactions. In 2004, CGP purchased 5.6 million shares of Janus common stock at an aggregate price of $83.6 million;

•	a minimum of $15.0 million for capital expenditures in CGP’s business operations. Through December 31, 2004, CGP has expended $16.6 million; and

•	approximately $20.0 to $50.0 million for working capital at RSG.

Other Sources of Liquidity
Credit Facility
On October 20, 2004, the Company entered into a $200 million 364-Day Competitive Advance and Revolving Credit Facility Agreement (the “Facility”) with a syndicate of banks. The facility contains a number of financial covenants such as a specified financing leverage, minimum net worth, earnings and fixed charge coverage. Janus was in compliance with all covenants at December 31, 2004.
Shelf Registration
The Company has effective a Shelf Registration Statement with the SEC (“Shelf Registration”), under which Janus could issue up to $800 million in aggregate issue price of Janus’ common stock, preferred stock and debt securities. In July 2002, Janus issued $200 million of Senior Notes under the Shelf Registration. At December 31, 2004, $600 million of securities were available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Facility.
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
Janus continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. Janus’ critical accounting policies and estimates include accounting for income taxes, accounting for intangible assets and goodwill, and equity compensation.
Accounting for Income Taxes
Significant management judgment is required in developing Janus’ provision for income taxes, including the valuation allowances that might be required against deferred tax assets and the evaluation of various income tax contingencies.
Valuation Allowance
Janus has not recorded a valuation allowance on its deferred tax assets as of December 31, 2004, based on management’s belief that operating income and capital gains will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates, or if Janus’ historical trend of positive operating income changes, Janus may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on Janus’ consolidated financial condition and results of operations.
Income Tax Contingencies
At December 31, 2004, Janus has an accrued liability of $58.1 million related to tax contingencies for issues raised by various taxing authorities. At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed.

DST Exchange Transaction
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
Accounting for Intangible Assets and Goodwill
Intangibles assets and goodwill comprise $2,399.4 million, or 63.8%, of total assets at December 31, 2004. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.
In connection with the purchase price allocation of acquisitions, Janus will rely on in-house financial expertise or utilize a third-party expert, if considered necessary. Valuations generally rely on management’s estimates and judgments as to growth rates and operating margins over a range of possible assumptions for various products, distribution channels and business strategies.
In addition, SFAS No. 142 “Goodwill and Other Intangible Assets,” requires that goodwill and indefinite-lived intangibles be tested at least annually for impairment. Goodwill is tested by comparing the fair value of the “reporting unit” associated with the goodwill to the reporting unit’s recorded value. If the fair value of the reporting unit is less than its recorded value, it would generally indicate an impairment of goodwill. Indefinite-lived intangible assets are tested for impairment annually by comparing its fair value to the carrying amount of the asset.
To complete the annual test for potential impairment of intangible assets and goodwill, Janus considers the following: performance compared to peers; significant changes in the underlying business and products of the reporting units; material and ongoing negative industry or economic trends; and/or other factors specific to each asset or reporting unit. Due to the significance of the identified intangible assets and goodwill to Janus’ consolidated balance sheet, any impairment charge could have a material adverse effect on the Company’s financial condition and results of operations. At December 31, 2004, the majority of Janus’ goodwill and intangibles related to the purchase of 16% of JCM from minority shareholders in 2001. The goodwill and indefinite-lived intangibles created by the minority JCM purchases are not highly sensitive to impairment as the annual impairment test for goodwill compares the total fair value of the reporting unit to the net book value of the reporting unit and the total fair value of the intangibles to the carrying value of the intangibles. However, indefinite-lived intangibles include mutual fund advisory contracts, which would be subject to impairment if the mutual fund contract were terminated or not renewed.
In accordance with the annual testing requirement of SFAS No. 142, Janus tested indefinite-lived intangibles and goodwill for potential impairment as of October 1, 2004, and no impairment charge was required. In connection with the disposition of Nelson Money Managers Plc, a U.K.-based investment management company, Janus recorded goodwill impairments in 2003 and 2002.
Definite-lived intangible assets are tested only when there are indications of impairment. As each subadvised contact has a specific allocation of value, the loss of such contract will cause an impairment charge. In 2004 and 2003, Janus recorded impairments of $14.2 million and $9.3 million, respectively, associated with the termination of certain subadvised contracts.
Equity Compensation
Janus uses the Black-Scholes option pricing model to estimate the fair value of stock options for recording compensation expense. The Black-Scholes model requires management to estimate certain variables, some of which may not be supported by historical activity because of Janus’ short history as a publicly traded company. Such estimates include the estimated lives of options from grant date to exercise date, the volatility of the underlying shares and estimated future dividend rates. The two most significant estimates in the Black-Scholes model are volatility and expected life. An increase in the volatility rate increases the value of stock options and a decrease causes a decline in value. Janus estimated expected volatility using an average of Janus’ historical volatility and industry and market averages, as appropriate. For expected lives, an increase in the expected life of an option increases its value. Janus factored in employee termination rates combined with vesting periods to determine the average expected life used in the model.

Item 7(A).	Quantitative and Qualitative Disclosures About Market Risk
The following information, together with information included in other parts of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describes the key aspects of certain financial instruments that have market risk to Janus.
Investment Management Fees
Janus’ revenues are largely derived pursuant to investment advisory agreements with mutual funds and other separate and private accounts, and are dependent on the total value and composition of assets under management. Accordingly, assets under management are affected by new money investment or redemptions and fluctuations in the financial markets. Factors that impact the level of net fund sales or redemptions include competitive fund performance, marketing efforts, reputation, and introduction and market reception of new products as well as the overall economy and financial market condition and performance. Market appreciation and depreciation reflect fluctuations in investment values. The graph in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations — Investment Management Segment presents the direct relationship between revenue and average assets under management.
Available-for-Sale Investment
Janus invests a portion of the revenues earned from providing investment advisory services in certain Janus funds. These investments are carried in Janus’ consolidated financial statements at fair market value and are subject to market fluctuations and the performance of the underlying fund.
Held-to-Maturity Investments
At December 31, 2004, Janus’ investments totaled $289.2 million in U.S. government and agency debt and $18.6 million in highly rated corporate debt. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to other income. These investments are subject to a decline or impairment in value if interest rates increase or if a corporate issuer defaults on payment at maturity. Janus does not consider these risks to be significant as it intends to hold the securities to maturity and the majority of these securities are invested in government guaranteed debt or highly rated corporate debt.
Foreign Exchange Sensitivity
Janus has subsidiaries in the United Kingdom and Hong Kong. With respect to these investments, matters arise as to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The exposure to foreign currency fluctuations is not material as the majority of the revenue earned by international subsidiaries is denominated in U.S. dollars.
Interest Rate Risk
All of Janus’ outstanding debt has fixed interest rate terms. Therefore, Janus is not exposed to interest rate risk for its interest payments.

Item 8.	Financial Statements and Supplementary Data
Index to Financial Statements

Page

Financial Statements:
Reports of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	31
Management Report on Internal Control Over Financial Reporting	34
Consolidated Balance Sheets as of December 31, 2004 and 2003	35
Consolidated Statements of Income for the Three Years Ended December 31, 2004	36
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2004	37
Consolidated Statements of Changes in Stockholders’ Equity for the Three Years Ended December 31, 2004	38
Notes to Consolidated Financial Statements	39
Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.
The consolidated financial statements and related footnotes, together with the Report of Independent Registered Public Accounting Firm, of DST Systems, Inc. (an approximate 33% owned affiliate at December 31, 2002) for the year ended December 31, 2002, are included in the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-14036), and have been incorporated by reference in this Form 10-K as Exhibit 99.1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Janus Capital Group Inc.
We have audited the accompanying consolidated balance sheets of Janus Capital Group Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DST Systems, Inc. (“DST”), an equity method investment of the Company for the year ended December 31, 2002. The Company’s equity in earnings of DST constitutes 22% of income before taxes and minority interest for the year ended December 31, 2002. The financial statements of DST were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DST for 2002, is based solely on the report of such other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 2, the Company has restated the consolidated financial statements to reflect the adoption of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” in 2004.
/s/ Deloitte & Touche LLP
Denver, CO
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Janus Capital Group Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Janus Capital Group Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the restatement of the consolidated financial statements to reflect the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payments as discussed in Notes 2 and 14.
/s/ Deloitte & Touche LLP
Denver, CO
March 14, 2005

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Janus Capital Group Inc. (“Janus”) management is responsible for establishing and maintaining adequate internal control over Janus’ financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Janus’ internal control system was designed to provide reasonable assurance to Janus’ management and board of directors regarding the preparation and fair presentation of published financial statements. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.
Janus has assessed the effectiveness of Janus’ internal controls over financial reporting as of December 31, 2004. In making this assessment, Janus used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on the assessment using those criteria, Janus believes that, as of December 31, 2004, internal control over financial reporting is effective.
Janus’ independent registered public accounting firm audited the financial statements included in the Annual Report on Form 10-K and have issued an audit report on management’s assessment of Janus’ internal control over financial reporting. This report appears on page 32 of this Annual Report on Form 10-K.
March 14, 2005

JANUS CAPITAL GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	December 31,

	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$527.1	$1,222.8
Accounts receivable	125.2	123.7
Investments	279.2	78.1
Income taxes receivable	71.5	—
Other current assets	62.3	41.6

Total current assets	1,065.3	1,466.2
Investments and other assets	240.9	386.2
Property and equipment, net	62.0	58.7
Intangibles, net	1,316.2	1,312.3
Goodwill	1,083.2	1,108.8

Total assets	$3,767.6	$4,332.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7.8	$8.3
Accrued compensation and benefits	64.7	56.0
Current portion of long-term debt	—	83.8
Other accrued liabilities	82.1	135.7

Total current liabilities	154.6	283.8
Other liabilities:
Long-term debt	377.5	768.8
Deferred income taxes	435.8	484.8
Other liabilities	60.1	113.4

Total liabilities	1,028.0	1,650.8

Commitments and contingencies

Minority interest in consolidated subsidiaries	5.1	3.1

STOCKHOLDERS’ EQUITY

Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par, 1,000,000,000 shares authorized; 244,443,526 and 240,535,987 shares issued, respectively; 234,436,041 and 239,200,855 shares outstanding, respectively)	2.3	2.4
Additional paid-in capital	152.8	137.0
Retained earnings	2,563.7	2,403.8
Accumulated other comprehensive income	15.7	135.1

Total stockholders’ equity	2,734.5	2,678.3

Total liabilities and stockholders’ equity	$3,767.6	$4,332.2

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)

	For the Year Ended December 31,

	2004	2003	2002

Revenues:
Investment management fees	$733.8	$781.5	$917.7
Shareowner servicing fees and other	188.0	206.0	205.5
Printing and fulfillment	89.0	7.2	—

Total	1,010.8	994.7	1,123.2

Operating Expenses:
Employee compensation and benefits	255.2	227.3	241.6
Stock-based compensation	110.8	90.2	111.2
Marketing and fulfillment	28.6	21.3	42.0
Distribution	125.1	143.4	174.2
Depreciation and amortization	56.6	67.6	71.0
General, administrative and occupancy	143.4	121.6	126.8
Cost of printing and fulfillment	87.6	6.5	—
Restructuring and impairments	26.6	11.9	59.4
Provision for mutual fund investigation	65.0	71.8	—

Total	898.9	761.6	826.2

Operating Income	111.9	233.1	297.0
Interest expense	(38.4)	(60.5)	(57.5)
Gain on disposition of DST common shares	228.0	631.3	—
Loss on early extinguishment of debt	(55.5)	—	—
Other, net	19.6	11.4	8.7

Income before taxes and minority interest	265.6	815.3	248.2
Income tax benefit (provision)	(92.2)	69.7	(227.2)
Equity in earnings of unconsolidated affiliates	6.1	67.8	69.1
Minority interest in consolidated earnings	(10.0)	(4.2)	(3.0)

Income from continuing operations	169.5	948.6	87.1

Discontinued Operations (Nelson):
Loss from operations	—	(3.7)	(9.8)
Loss on disposal (net of income tax benefit of $1.6)	—	(2.2)	—

Loss from discontinued operations	—	(5.9)	(9.8)

Net Income	$169.5	$942.7	$77.3

Earnings per Share — Basic:
Income from continuing operations	$0.73	$4.17	$0.40
Loss from discontinued operations	—	(0.03)	(0.05)

Net income	$0.73	$4.14	$0.35

Earnings per Share — Diluted:
Income from continuing operations	$0.73	$4.14	$0.40
Loss from discontinued operations	—	(0.03)	(0.05)

Net income	$0.73	$4.11	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Year Ended December 31,

	2004	2003	2002

CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$169.5	$942.7	$77.3
Adjustments to net income:
Depreciation and amortization	60.4	67.6	71.0
Deferred income taxes	(90.3)	(209.2)	73.4
Minority interest in consolidated earnings	10.0	4.2	3.0
Undistributed earnings of unconsolidated affiliates	—	(65.1)	(69.1)
Restructuring and impairment charges	14.3	9.7	20.0
Gain on disposition of DST common shares	(228.0)	(631.3)	—
Amortization of restricted stock compensation	88.2	78.4	90.4
Loss on early extinguishment of debt	55.5	—	—
Payment of deferred commissions	(12.4)	(28.0)	(29.7)
Other, net	4.8	10.8	28.2
Changes in working capital items:
Accounts receivable	(1.8)	(12.2)	32.1
Other current assets	3.6	13.2	32.4
Accounts payable and accrued compensation payable	21.0	5.5	(52.2)
Other accrued liabilities	(105.2)	73.9	3.9

Net operating	(10.4)	260.2	280.7

Investing Activities:
Purchase of property and equipment	(26.5)	(23.9)	(16.0)
Investments in subsidiaries and acquisitions	(5.8)	(116.2)	(59.3)
Proceeds from sales of investments	15.2	47.7	128.2
Purchase of investments	(366.7)	(75.1)	(124.0)
Proceeds from disposition of DST common shares	336.2	990.2	—
Proceeds from sale of Nelson	—	14.4	—
Other, net	1.8	—	(0.1)

Net investing	(45.8)	837.1	(71.2)

Financing Activities:
Proceeds from issuance of long-term debt	—	—	710.9
Repayment of long-term debt	(529.0)	—	(969.7)
Proceeds from stock plans	9.8	6.7	3.3
Repurchase of common stock	(99.7)	(8.5)	—
Proceeds received from termination of interest rate swap agreement	—	—	18.4
Distributions to minority interest	(8.0)	(17.3)	(23.9)
Dividends paid to shareholders	(9.6)	(9.5)	(11.2)
Other, net	(3.0)	1.6	(15.0)

Net financing	(639.5)	(27.0)	(287.2)

Cash and Cash Equivalents:
Net increase (decrease)	(695.7)	1,070.3	(77.7)
At beginning of period	1,222.8	152.5	230.2

At end of period	$527.1	$1,222.8	$152.5

Supplemental cash flow information:
Cash paid for interest	$51.1	$59.3	$36.8
Cash paid for income taxes	$212.7	$82.0	$158.5
The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amount in millions, except per share)

					Accumulated
			Additional		Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Income	Equity

Balance at December 31, 2001	222.1	$2.2	$—	$1,294.1	$75.8	$1,372.1
Comprehensive income:
Net income				77.3		77.3
Net unrealized loss on investments					(46.8)	(46.8)
Reclassification for losses included in net income					1.5	1.5
Foreign currency translation adjustment					5.8	5.8

Comprehensive income						37.8
Amortization of stock-based compensation			6.5	5.5		12.0
Stock option issuances	0.4		5.7			5.7
Change of interest in subsidiaries				102.7		102.7
Common stock dividends ($0.04 per share)				(9.0)		(9.0)

Balance at December 31, 2002	222.5	2.2	12.2	1,470.6	36.3	1,521.3
Comprehensive income:
Net income				942.7		942.7
Net unrealized gain on investments					94.7	94.7
Reclassification for gains included in net income					(0.2)	(0.2)
Foreign currency translation adjustment					4.3	4.3

Comprehensive income						1,041.5
Amortization of stock-based compensation			63.1			63.1
Issuances and forfeiture of restricted stock awards	(0.7)		0.7			0.7
Tax impact of stock-based compensation			4.6			4.6
Stock option issuances	0.9		7.0			7.0
Common stock repurchased	(0.7)		(8.5)			(8.5)
Conversion of Berger Financial Group LLC shares	1.6		10.1			10.1
Conversion of Janus Capital Management LLC shares to Janus common stock	15.6	0.2	41.4			41.6
Change of interest in subsidiaries			6.4			6.4
Common stock dividends ($0.04 per share)				(9.5)		(9.5)

Balance at December 31, 2003	239.2	2.4	137.0	2,403.8	135.1	2,678.3
Comprehensive income:
Net income				169.5		169.5
Net unrealized gain on investments					21.9	21.9
Reclassification for gains included in net income					(141.4)	(141.4)
Foreign currency translation adjustment					0.1	0.1

Comprehensive income						50.1
Amortization of stock-based compensation			87.2			87.2
Issuances and forfeiture of restricted stock awards	0.4		13.5			13.5
Tax impact of stock-based compensation			3.2			3.2
Stock option issuances	1.4		11.2			11.2
Common stock repurchased	(6.6)	(0.1)	(99.6)			(99.7)
Change of interest in subsidiaries			0.3			0.3
Common stock dividends ($0.04 per share)				(9.6)		(9.6)

Balance at December 31, 2004	234.4	$2.3	$152.8	$2,563.7	$15.7	$2,734.5

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of the Business
Janus Capital Group Inc. and its subsidiaries (collectively, “Janus” or the “Company”) primarily derive revenue and net income from providing investment management, administration, distribution and related services to individual and institutional investors primarily through the Janus series of mutual funds and other investment products. Revenue is largely dependent on the total value and composition of assets under management, which include domestic equity, international equity and debt securities. Accordingly, fluctuations in the financial markets and in the composition of assets under management affect revenue and operating results. The majority of Janus’ revenue is derived from contracts to manage mutual funds which are subject to annual review and approval by each fund’s Board of Trustees and/or its shareholders.
Janus’ significant subsidiaries and equity method investments at December 31, 2004, include:

•	Janus Capital Management LLC (“JCM”) (wholly-owned subsidiary). JCM offers growth equity, core and international equity funds, as well as balanced, specialty fixed-income and money market funds. JCM’s investment management contracts include the Janus Investment Fund (“JIF”), the Janus Aspen Series (“JAS”), the Janus Adviser Series (“JAD”), the Janus World Funds Plc (“JWF”), and subadvised and private accounts.

•	Enhanced Investment Technologies, LLC (“INTECH”) (approximate 78% owned subsidiary). INTECH provides investment management services based on a mathematical theory that attempts to capitalize on the random nature of stock price movements. INTECH’s goal is to achieve long-term returns that outperform a passive index, while controlling risks and trading costs. INTECH manages institutional and private accounts and subadvises certain Janus mutual funds.

•	Perkins, Wolf, McDonnell and Company, LLC (“PWM”) (approximate 30% ownership, accounted for under the equity method). PWM subadvises certain of Janus’ small- and mid-cap value mutual funds.

•	Capital Group Partners, Inc. (“CGP”) (wholly-owned subsidiary). The operating business of CGP, Rapid Solutions Group (“RSG”), provides printing and fulfillment services and graphic design capabilities, with a client concentration in the financial services industry.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The financial statements include all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The equity method of accounting is used for all entities (PWM and, prior to December 1, 2003, DST Systems, Inc. (“DST”)) in which Janus has significant influence but does not have the ability to exercise control. Certain prior year amounts have been reclassified to conform to the current year presentation.
Accounting Estimates
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
Segment Information
Janus has two segments at December 31, 2004: Investment Management, representing businesses that derive the majority of their revenues from providing investment management services under investment advisory agreements; and Printing and Fulfillment, comprising the graphics design, commercial printing and fulfillment operations.

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash and Cash Equivalents
Short-term liquid investments with an initial maturity of generally three months or less, including investments in money market funds, are considered cash equivalents.
At December 31, 2004 and 2003, $327.8 million and $1.0 billion, respectively, of Janus’ consolidated cash and cash equivalents are recorded at CGP. While there are no legal or third-party restrictions on the use of the cash held by CGP, Janus has represented that the funds would not be distributed or loaned to Janus or any Janus affiliate, and that any purchases of Janus debt or common stock would be subject to certain maximum limits. To the extent Janus fails to meet these representations, it might increase the possibility of the Internal Revenue Service (“IRS”) successfully challenging the tax-free treatment of the DST exchange transaction. (See Note 6.)
Property and Equipment
Property and equipment is recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the related assets (or the lease term, if shorter). Depreciation and amortization expense totaled $23.7 million, $30.2 million and $36.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Of the total expense, $3.8 million and $0.2 million is included within cost of printing and fulfillment for the years ended December 31, 2004 and 2003, respectively. Property and equipment is summarized as follows (in millions):

	Depreciation and	December 31,
	Amortization
	Period	2004	2003

Furniture, fixtures and equipment, including computer equipment and systems	3-7 years	$153.1	$142.9
Leasehold improvements	1-24 years	29.8	52.8

Subtotal		182.9	195.7
Less accumulated depreciation		(120.9)	(137.0)

Net property and equipment		$62.0	$58.7

Janus periodically evaluates the recoverability of its long-lived assets based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.
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
Deferred Commissions
Sales commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized over various periods, not exceeding four years, based on the estimated recoverability of the asset through distribution fee payments or contingent deferred sales charges. Contingent deferred sales charges received from early withdrawal charges reduce the unamortized deferred commissions balance. Amortization expense for the years ended December 31, 2004, 2003 and 2002 totaled $22.4 million, $29.6 million and $28.8 million,

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively. Deferred commissions, which are recorded as a component of other assets, are summarized as follows (in millions):

	December 31,

	2004	2003

Deferred commissions — current	$15.4	$19.3
Deferred commissions — long term	11.6	17.7

Total	$27.0	$37.0

Income Taxes
Deferred income tax assets and liabilities are recorded for the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted income tax rates that will be in effect when these differences reverse.
Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies. Goodwill is tested annually for impairment and is not amortized. Janus’ identifiable intangible assets generally represent the cost of client relationships and management contracts acquired. Indefinite-lived intangibles are tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. Intangibles subject to amortization are tested for impairment whenever events or circumstances indicate that the asset might be impaired.
Fair Value of Financial Instruments
The carrying value of Janus’ cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to their short-term nature. The fair value of Janus’ investments and long-term debt have been disclosed in Notes 5 and 12, respectively.
Revenue Recognition
Investment management and shareholder servicing fees are recognized as services are provided. These revenues are generally determined in accordance with contracts based upon a percentage of assets under management.
Printing and fulfillment revenue is recognized upon the completion of services provided. Estimated allowances for billing adjustments are recorded as a reduction of revenue. Reimbursements for out-of-pocket expenses are recorded as revenue with a corresponding expense included within cost of printing and fulfillment.
Marketing
Marketing and promotional costs are expensed as incurred.
Stock-Based Compensation
Effective October 1, 2004, Janus elected to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004) “Share-Based Payment,” and restated prior years’ financial statements using the modified retroactive approach. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The financial results include $21.0 million, $11.5 million and $12.0 million of expense related to stock options for 2004, 2003 and 2002, respectively.

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Comprehensive Income
The components of other comprehensive income include the change in fair market value of available-for-sale investments owned by Janus and DST (prior to December 1, 2003) as well as foreign currency translation adjustments, as follows (in millions):

		Tax
	Pre-Tax	(Expense)	Net
	Amount	Benefit	Amount

Year ended December 31, 2004
Unrealized gain on:
Available-for-sale investments	$9.3	$(3.6)	$5.7
DST investment (through June 16, 2004)	26.2	(10.0)	16.2

Total unrealized investment gain	35.5	(13.6)	21.9

Reclassification for gains included in net income	(229.5)	88.1	(141.4)
Foreign currency translation adjustment	0.1	—	0.1

Total	$(193.9)	$74.5	$(119.4)

Year ended December 31, 2003
Unrealized gain on:
Available-for-sale investments	$16.7	$(3.2)	$13.5
DST investment	132.1	(50.9)	81.2

Total unrealized investment gain	148.8	(54.1)	94.7

Reclassification for gains included in net income	(0.2)	—	(0.2)
Foreign currency translation adjustment	6.4	(2.1)	4.3

Total	$155.0	$(56.2)	$98.8

Year ended December 31, 2002
Unrealized loss on:
Available-for-sale investments	$(7.1)	$2.1	$(5.0)
DST’s available-for-sale investments	(68.2)	26.4	(41.8)

Total unrealized investment loss	(75.3)	28.5	(46.8)

Reclassification for losses included in net income	2.4	(0.9)	1.5
Foreign currency translation adjustment	8.9	(3.1)	5.8

Total	$(64.0)	$24.5	$(39.5)

Note 3 —	Recent Accounting Pronouncements
In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF Issue 03-1 indefinitely; however, the disclosure requirements remain effective for fiscal years ending after June 15, 2004. Janus does not believe that the adoption of EITF 03-1 will have a material impact on its financial position or results of operations.

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

	For the Year Ended
	December 31,

	2004	2003	2002

Income from continuing operations	$169.5	$948.6	$87.1
Loss from discontinued operations	—	(5.9)	(9.8)

Net income	169.5	942.7	77.3
Dilutive securities at subsidiaries and affiliates	—	(0.5)	(0.5)

Net income for dilutive computation	$169.5	$942.2	$76.8

Basic earnings per share:
Weighted average common shares outstanding	230.8	227.8	222.4
Income from continuing operations	$0.73	$4.17	$0.40
Loss from discontinued operations	—	(0.03)	(0.05)

Basic earnings per share:	$0.73	$4.14	$0.35

Diluted earnings per share:
Weighted average common shares outstanding	230.8	227.8	222.4
Dilutive effect of stock options and unvested restricted stock	1.1	1.7	1.8

Weighted average diluted common shares outstanding	231.9	229.5	224.2

Income from continuing operations	$0.73	$4.14	$0.40
Loss from discontinued operations	—	(0.03)	(0.05)

Diluted earnings per share	$0.73	$4.11	$0.35

The following securities have been excluded from the earnings per share computations as their inclusion would be antidilutive:

•	Stock options that have an exercise price greater than the average market price of Janus’ common stock (for the years ended December 31, 2004, 2003 and 2002, approximately 8.9 million, 4.6 million and 4.1 million options, respectively) were excluded; and

•	Unvested restricted stock awards at December 31, 2004 and 2003, of 5.8 million and 8.7 million, respectively.
All shares held in the Janus Employee Stock Ownership Plan (the “ESOP”) are treated as outstanding for purposes of computing basic earnings per share.

Note 5 —	Investments
Janus classifies investments as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. There were no securities classified as trading at December 31, 2004 or 2003. Securities are classified as held-to-maturity when Janus has the intent and ability to hold the securities to

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to other income. Securities classified as available-for-sale are reported at fair value with unrealized gains and losses reported in accumulated other comprehensive income, net of deferred income taxes. Realized gains, losses and declines in value judged to be other-than-temporary, are included in other income. Janus’ investments at December 31, 2004 and 2003, are summarized as follows (in millions):

	December 31, 2004				December 31, 2003

		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-maturity securities (carried at amortized cost)
U.S treasury and government agency securities	$289.2	$—	$—	$289.2	$—	$—	$—	$—
Corporate debt securities	18.6	—	—	18.6	—	—	—	—
Available-for-sale securities (carried at fair value)
Investment in DST	—	—	—	—	108.2	201.8	—	310.0
Investment in advised funds	106.7	20.1	—	126.8	66.0	12.2	(0.1)	78.1

	$414.5	$20.1	$—	$434.6	$174.2	$214.0	$(0.1)	$388.1

The following is a summary of the contractual maturity of held-to-maturity securities at December 31, 2004 (in millions):

	Amortized	Fair Market
	Cost	Value

Short-term (less than 1 year)	$152.4	$152.4
Long-term (due in 1-3 years)	155.4	155.4

	$307.8	$307.8

Investments in advised funds represent shares of Janus mutual funds and other related products, and are classified as available-for-sale. Realized gains and losses are determined using the first-in, first-out method. Long-term investments are included within investments and other assets on Janus’ balance sheet.
On June 16, 2004, Janus sold the remaining 7.4 million shares of DST to an unrelated third party for a pretax gain of $228.0 million and cash proceeds of $336.2 million.

Note 6 —	DST Exchange Transaction
On December 1, 2003, Janus exchanged 32.3 million common shares of DST for 100% of the stock of CGP, a corporation that includes a printing and graphics design business, with a value of $115.0 million and $999.3 million in cash.
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
The share disposition resulted in a $631.3 million gain and the reversal of previously recorded deferred income taxes of $176.4 million, as the transaction was implemented in reliance on opinions from Janus’ tax advisors that,

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
although the matter is not free from doubt, the transaction should qualify as a tax-free exchange under Section 355 of Internal Revenue Code of 1986, as amended (the “Code”). No advance ruling on the transaction was obtained from the IRS. Additional deferred taxes were not provided for the transaction because the Company believes it will ultimately realize its investment in CGP in a tax-free manner.
Janus accounted for its investment in DST using the equity method of accounting through December 1, 2003. For the year ended December 31, 2002, DST had gross revenue of $2.4 billion, costs and expenses of $2.1 billion, and net income of $209.0 million.

Note 7 —	Acquisitions
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

The purchase price allocation for CGP was completed in 2004. The final allocation of purchase price reduced goodwill and increased the value allocated to intangible and tangible assets by $27.7 million.
Perkins, Wolf, McDonnell and Company, LLC
In May 2003, Janus completed the acquisition of a 30% interest in PWM which is accounted for under the equity method. PWM is the subadvisor for certain of Janus’ small- and mid-cap value products. The terms of the purchase and summarized financial statements have not been presented as they are immaterial to Janus’ consolidated financial statements. Janus has the right to purchase an additional 14% ownership of PWM in the first half of each year beginning in 2005.
Janus Capital Management LLC Awards
On March 12, 2003, JCM became a wholly-owned subsidiary of Janus through the conversion of all outstanding employee-held shares of JCM into shares of Janus common stock. The conversion was completed to simplify Janus’ corporate structure and more closely align interests of Janus employees with those of public shareholders.
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

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Berger Financial Group LLC (“Berger”) Minority
In February 2003, Janus purchased the outstanding Berger minority LLC interests, making Berger a wholly-owned subsidiary. The purchase was executed with a combination of cash and Janus common stock. The terms of the purchase have not been presented as they are immaterial to the consolidated financial statements of Janus.
The Berger and JCM transactions resulted in increased goodwill and intangibles recorded in 2003 totaling $64.0 million.
Enhanced Investment Technologies, LLC Acquisition
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
The total purchase price of INTECH was $93.4 million. At closing, Janus acquired a 50.3% ownership interest of INTECH for $50.5 million and entered into a put/call arrangement with the minority owners of INTECH for an additional 27.5% ownership interest, with an option price of $45.0 million. In accordance with the EITF Consensus No. 00-4 “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in That Subsidiary,” since the option price for the put and call were equal, the combination of the option contracts was accounted for as a financing arrangement, and INTECH has been included as a 78% majority owned subsidiary in Janus’ consolidated financial statements since the acquisition date. In April 2003, Janus exercised its call option. The outstanding shares owned by INTECH employees are subject to contractual rights, which in certain circumstances, would require INTECH to repurchase those shares, or allow INTECH to call those shares.
The acquisition agreement provided for additional contingent purchase price payments of $17.5 million, which have been earned through 2004. Including contingent purchase price payments, Janus allocated the purchase price of INTECH as follows: net purchased tangible assets, approximately $2.0 million; separate account relationships, an identified intangible asset with an estimated life of 12 years, approximately $37.2 million; and goodwill, approximately $71.7 million. The pro forma results of operations have not been presented because the results of operations would not have been materially different from those reported.

Note 8 —	Dispositions
Nelson Money Managers Plc (“Nelson”)
On October 23, 2003, Janus sold Nelson, a U.K.-based investment management company, to an unrelated third party. Nelson had been included within the investment management segment. The disposition of Nelson, recorded as a discontinued operation, resulted in a $2.2 million loss on disposal (net of a tax benefit of $1.6 million), including severance and transaction costs. Summarized operating results of Nelson are as follows:

	2003	2002

Revenues	$15.5	$21.6
Expenses	(18.2)	(21.4)
Goodwill impairment	(1.0)	(10.0)

Net loss	$(3.7)	$(9.8)

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Bay Isle Financial LLC (“Bay Isle”) — Private Client Asset Management Division
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

Note 9 —	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows (in millions):

	Investment		Printing and
	Management	DST	Fulfillment	Total

Balance as of December 31, 2002	$989.7	$112.8	$—	$1,102.5
Goodwill acquired during the year	16.4	—	102.7	119.1
Disposition	—	(143.2)	—	(143.2)
DST equity basis change of interest	—	30.4	—	30.4

Balance as of December 31, 2003	1,006.1	—	102.7	1,108.8
Goodwill acquired during the year	5.8	—	—	5.8
Adjustment to purchase price allocation	—	—	(27.7)	(27.7)
Disposition	(3.7)	—	—	(3.7)

Balance as of December 31, 2004	$1,008.2	$—	$75.0	$1,083.2

During 2003, DST repurchased its own common stock at a greater price than the Janus carrying value. As Janus accounted for its investment in DST using the equity method prior to December 1, 2003, Janus recorded an additional $30.4 million of goodwill related to its proportionate share of these repurchases.
The following is a summary of identified intangible assets (in millions):

	December 31,

	2004	2003

Non-amortized intangible assets
Mutual fund advisory contracts	$943.1	$943.1
Brand name and trademark	270.5	270.5
Amortized intangible assets
Client relationships	127.9	111.8
Accumulated amortization	(25.3)	(13.1)

Net intangible assets	$1,316.2	$1,312.3

In conjunction with the DST exchange transaction, Janus acquired 100% of CGP on December 1, 2003. The purchase price allocation for CGP was completed in 2004. The final allocation of purchase price reduced goodwill and increased the value allocated to intangible and tangible assets by $27.7 million. CGP’s intangible assets are amortized over five years.
Client relationships are amortized over their estimated lives of five to 25 years using the straight-line method. Amortization expense was $14.3 million and $7.8 million for the years ended December 31, 2004 and 2003, respectively. Amortization expense over the next five years is expected to be $13.8 million in 2005 through 2008 and $5.1 million in 2009.

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Within client relationships, Janus has subadvised contracts that have an allocated intangible value. To the extent such subadvised contracts are terminated, Janus recognizes an impairment charge equal to the unamortized value of the intangible asset recorded for such contract. Impairment charges of $14.2 million and $9.3 million were recorded in 2004 and 2003, respectively, and are included within restructuring and impairments on Janus’ statement of income.

Note 10 —	Restructuring and Asset Impairment Charges
Company Reorganization (“Reorganization”)
On January 1, 2003, in response to the changing market environment, the Company reorganized its operations with the goal of eliminating redundant management teams, investment capabilities and infrastructure, and adopted a new business model that better capitalized on the well-known Janus brand and leveraged its existing global distribution relationships and network. The Reorganization was accomplished by merging Janus Capital Corporation into the Company, and changing the name of the Company from Stilwell Financial Inc. (“Stilwell”) to Janus Capital Group Inc. Janus’ headquarters were moved from Kansas City, Missouri, to the existing JCM offices in Denver, Colorado.
As a result of moving corporate headquarters and merging certain Berger funds into similar Janus funds, Janus closed the Stilwell facilities located in Kansas City, Missouri, and the Berger facilities located in Denver, Colorado, and eliminated a majority of the work force (approximately 140) at Stilwell and Berger. In 2002, Janus recorded charges of $46.1 million for severance expenses, facility closing costs and fixed asset impairments. In 2003, the final estimate of the costs necessary to shut down the Berger and Stilwell offices and to receive shareholder approval to merge certain Berger funds with the comparable Janus funds was recorded, resulting in an additional charge of $2.6 million.
The following table summarizes the accrued restructuring and other charges (included in other liabilities in the consolidated balance sheet) and the activity related to those charges for the Reorganization (in millions):

	Balance as of December 31,

	2002	Additions	Reductions	2003

Severance	$28.1	$—	$(28.1)	$—
Lease and other expense	2.3	2.6	(4.9)	—

Total	$30.4	$2.6	$(33.0)	$—

2001 Restructuring
During 2001, due to decreased shareholder transaction volume combined with increased functionality of the Janus.com website, Janus closed its call center in Austin, Texas. At the time of closure, Janus recorded a charge of $36.6 million, representing the projected shortfall of sublease income compared to Janus’ contractual rent payments through 2010. In 2004, a change in the market conditions in Austin resulted in a decrease of the projected future sublease income that Janus may receive through the end of its lease term. This change in assumptions resulted in an additional accrual of $8.2 million. The following table summarizes the activity of the 2001 Restructuring (included in other liabilities in the consolidated balance sheet) (in millions):

	Lease Obligation

	Beginning			End of	Current	Long-Term
	of Period	Additions	Reductions	Period	Portion	Portion

2004	$9.7	$8.2	$(4.8)	$13.1	$2.9	$10.2
2003	$15.1	$—	$(5.4)	$9.7	$1.9	$7.8

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following items comprise Janus’ restructuring and impairment charges (in millions):

	Year Ended December 31,

	2004	2003	2002

Intangibles impairment	$14.2	$9.3	$—
2001 Restructuring	8.2	—	—
Fund proxy costs (Berger)	—	2.6	46.1
Disposition of Bay Isle’s Private Client Asset Management division	2.0	—	—
Investment impairments	—	—	13.3
Other facility closures	2.2	—	—

Total	$26.6	$11.9	$59.4

Other facility closures in 2004 includes the costs associated with the closure of a non-strategic facility by RSG. The 2002 investment impairments relate to certain cost basis investments.
Note 11 — Other Balance Sheet Captions
Other accrued liabilities are composed of the following (in millions):

	December 31,

	2004	2003

Current deferred income tax liability	$—	$41.7
Current tax contingencies	24.9	—
Provision for mutual fund investigation	3.3	56.9
Accrued marketing and distribution	13.1	15.8
Other accrued liabilities	40.8	21.3

Total	$82.1	$135.7

Note 12 — Long-Term Debt
Long-term debt at December 31 consisted of the following (in millions):

	2004		2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Zero-coupon convertible senior notes	$—	$—	$83.8	$83.8
6.119% Senior Notes due 2014	82.1	87.4	—	—
7.000% Senior Notes due 2006	115.3	121.6	412.7	434.7
7.750% Senior Notes due 2009	22.0	24.9	198.0	227.5
7.875% Senior Notes due 2032	158.1	169.9	158.1	165.8

Total	377.5	403.8	852.6	911.8
Less: current maturities	—	—	(83.8)	(83.8)

Total long-term debt	$377.5	$403.8	$768.8	$828.0

Fair Value of Long-Term Debt
The fair value of long-term debt was calculated using market quotes or, if market quotes were not available, by discounting future cash flows using market interest rates for debt with similar terms and maturities.

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Zero-Coupon Convertible Senior Notes
On April 30, 2004 under existing put rights, the holders of the Convertible Notes, or Liquid Yield Option Notes, required Janus to repurchase all of the outstanding Convertible Notes at an accreted value of $84.0 million.
6.119% Senior Notes Due 2014
On April 26, 2004, Janus issued $527.4 million of 6.119% senior notes due April 15, 2014, in exchange for $465.1 million of senior notes (composed of $286.9 million of the 7.000% senior notes and $178 million of the 7.750% senior notes). The 6.119% senior notes pay interest semiannually on April 15 and October 15. On May 19, 2004, Janus’ wholly owned subsidiary, CGP, exercised its right to repurchase $445.0 million aggregate principal amount of the 6.119% senior notes. This transaction resulted in a non-operating charge of $55.5 million, primarily related to the premium paid to exchange the old notes for the new notes given declines in interest rates. As CGP owns the $445.0 million of repurchased notes, Janus makes regular interest payments to CGP. Such payments are eliminated in consolidation.
7.000% Senior Notes Due 2006
On November 6, 2001, Janus issued $400.0 million of 7.000% Senior Notes due November 1, 2006. These notes are not callable by Janus or redeemable by the holders prior to maturity, and pay interest semiannually on November 1 and May 1.
On February 12, 2002, Janus entered into a receive-fixed, pay-floating interest rate exchange agreement with an unrelated third party. Janus received from the counterparty a fixed 7.0% rate on $400.0 million, and paid the counterparty based on the six-month LIBOR rate (set in arrears) plus 1.78%. Janus designated the interest rate exchange agreement as a fair value hedge.
Since the interest rate swap was accounted for as a fair value hedge, the change in fair value of the debt after February 12, 2002, was recorded as an adjustment to the carrying amount of the debt, generally offsetting the change in fair value of the interest rate exchange agreement. In October 2002, Janus terminated the hedge contract and received $18.4 million from the counterparty for the fair value of the interest rate exchange agreement. The change in fair value included in the carrying amount of the Senior Notes as of the date of termination (also $18.4 million) is being amortized over the term of the notes, as a non-cash reduction of interest expense. ($2.4 million is unamortized as of December 31, 2004, and is included in the carrying amount of the debt.) The effect of the hedge was to reduce interest expense in 2004, 2003 and 2002 by approximately $2.3 million, $4.6 million and $9.3 million, respectively.
7.750% Senior Notes Due 2009
On July 2, 2002, the Company issued $200.0 million of 7.750% Senior Notes due June 15, 2009. These notes are not callable by Janus or redeemable by the holders prior to maturity and pay interest semiannually on June 15 and December 15.
7.875% Senior Notes
On April 5, 2002, the Company issued $158.1 million of 7.875% Senior Notes due April 15, 2032 (“Retail Notes”). The Retail Notes, listed on the New York Stock Exchange (“NYSE”) under the symbol “SVQ,” were offered in $25 increments to individual investors. The Retail Notes are not redeemable by the holders and are not callable by Janus until April 2007; thereafter, the Retail Notes are callable at any time, in whole or in part, at par plus accrued and unpaid interest. The Retail Notes pay interest quarterly.

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Credit Facility
On October 20, 2004, the Company entered into a $200 million, 364-Day Competitive Advance and Revolving Credit Facility Agreement with a syndicate of banks (the “Facility”). The Facility contains a number of financial covenants such as a specified financing leverage, minimum net worth, earnings and fixed charged coverage. Janus was in compliance with the provisions of the Facility, including the financial covenants, as of December 31, 2004. Janus had no borrowings under the Facility at December 31, 2004.
Aggregate Maturities of Indebtedness
The aggregate amounts of long-term debt maturing in the next five years are as follow (in millions):

2005	$—
2006	115.3
2007	—
2008	—
2009	22.0
Thereafter	240.2

Total	$377.5

Note 13 —	Income Taxes
Janus’ provision for income taxes is summarized as follows (in millions):

	December 31,

	2004	2003	2002

Current:
Federal	$160.1	$89.9	$138.8
State and local	22.5	7.9	15.0

Total current	182.6	97.8	153.8

Deferred:
Federal	(79.1)	(146.6)	64.1
State and local	(11.3)	(20.9)	9.3

Total deferred	(90.4)	(167.5)	73.4

Total income tax expense (benefit)	$92.2	$(69.7)	$227.2

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Janus’ deferred income tax liabilities (assets) are summarized as follows (in millions):

	December 31,

	2004	2003

Income Tax Liabilities:
Intangible assets	$483.7	$453.7
Investments	9.7	124.8
Other	18.8	1.3

Gross deferred tax liabilities	512.2	579.8

Income Tax Assets:
Compensation and benefits	(43.9)	—
Book reserves	(17.2)	(15.7)
Deferred commissions	(18.5)	(11.7)
Capital loss carryforwards	—	(21.5)
Other	(26.8)	(16.0)

Gross deferred tax assets	(106.4)	(64.9)

Net deferred income tax liabilities	$405.8	$514.9

The current deferred income tax amounts at December 31, 2004 and 2003, are included within other current liabilities and other current assets, respectively. Deferred tax assets and liabilities are reflected on the balance sheet as follows (in millions):

	December 31,

	2004	2003

Current deferred income tax (asset) liability, net	$(30.0)	$30.1
Long-term deferred income tax liability, net	435.8	484.8

Net deferred income tax liabilities	$405.8	$514.9

Janus’ effective income tax rate differs from the statutory federal income tax rate as follows (in millions):

	December 31,

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.7%	2.8%	1.9%
DST disposition and earnings	0.0%	(44.5)%	29.1%
Non-deductible penalties	4.6%	0.6%	0.0%
Tax contingency reversal	(7.5)%	0.0%	0.0%
Other	(0.9)%	(1.8)%	5.6%

Total effective income tax rate	33.9%	(7.9)%	71.6%

DST Systems, Inc.
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

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred taxes were not provided for the transaction because the Company believes it will ultimately realize its investment in CGP in a tax-free manner.
Prior to September 2002, Janus had previously provided deferred income taxes for unremitted earnings of DST net of the 80% dividends received deduction provided under current tax law, based on management’s expectation of how taxes on DST’s earnings would ultimately be paid. When the Reorganization was announced during the third quarter of 2002, management indicated that it expected to evaluate strategic alternatives for its DST investment, including transactions that would be taxable at full federal and applicable state income tax rates. Accordingly, a charge of $107.8 million was recorded in the third quarter to provide deferred taxes on the 80% of cumulative unremitted earnings for which no tax was previously provided.

Note 14 —	Stock-Based Compensation.
In accordance with the provisions of the 1998 Long-Term Incentive Plan, as amended, the Janus Board of Directors may grant various types of equity based awards to employees and directors including stock options to purchase Janus common shares or restricted stock. Approximately 4.0 million shares are available for future grants at December 31, 2004.
Stock Options
The fair value of stock options granted to Janus employees was estimated on the date of each grant using the Black-Scholes option pricing model using the following assumptions. Expected volatility was determined using an average of Janus’ historical volatility and industry and market averages, as appropriate. Janus factored in employee termination rates combined with vesting periods to determine the average expected life. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant.

	2004	2003	2002

Dividend yield	0.24% to 0.29%	0.23% to 0.28%	0.16% to 0.32%
Expected volatility	40%	40% to 50%	59% to 64%
Risk-free interest rate	2.32% to 3.83%	0.00% to 2.62%	1.68% to 4.80%
Expected life	6 to 8 years	3 to 8 years	2 to 7 years

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes Janus’ outstanding options. These options generally vest over periods ranging from one to five years with a maximum exercise term of 10 years:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at January 1	12,200,687	$16.78	9,923,632	$16.87	8,453,403	$15.35
Granted	6,676,584	15.94	3,577,637	14.42	1,935,784	22.66
Exercised	(1,446,437)	7.51	(953,406)	7.14	(291,352)	8.04
Expired	(504,249)	18.56	(347,176)	21.53	(174,203)	22.54

Outstanding at December 31	16,926,585	$17.19	12,200,687	$16.78	9,923,632	$16.87

Exercisable	9,359,573	$18.15	7,908,123	$16.92	7,229,709	$13.40

Weighted Average Fair Value of Options granted during the year	$6.61		$5.89		$12.66

Intrinsic value of options:
Exercised	$13,167,965		$6,543,287		$3,809,014

Outstanding	$37,683,288		$42,661,939		$27,079,394

Exercisable	$27,687,746		$35,735,233		$27,079,394

The following table summarizes the information about stock options that were outstanding at December 31, 2004:

	Outstanding			Exercisable

		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price

$ 4 to $10	2,410,528	1.35 years	$7.67	2,410,528	1.35 years	$7.67
$10 to $20	10,697,026	8.54	15.38	3,564,947	8.54	15.32
$20 to $30	2,222,961	5.40	23.19	1,788,028	5.40	22.58
$30 to $47	1,596,070	5.31	35.31	1,596,070	5.31	35.31

$ 4 to $47	16,926,585	6.80	17.19	9,359,573	6.80	18.15

As of December 31, 2004, total unrecognized compensation cost of $46.1 million related to stock option awards is expected to be recognized over a weighted-average period of 2.0 years.

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Awards
The table below summarizes unvested restricted stock awards for the years ended December 31, 2004 and 2003:

	2004		2003

		Weighted		Weighted
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Unvested at January 1	9,211,971	$23.35	12,668,669	$24.77
Granted	563,075	15.01	478,134	14.17
Vested	(2,908,017)	22.77	(2,628,284)	26.76
Forfeited	(887,375)	22.67	(1,306,548)	26.86

Unvested at December 31	5,979,654	$22.95	9,211,971	$23.35

The total fair value of restricted stock that vested during the years ended December 31, 2004 and 2003, was $46.9 million and $34.5 million, respectively. The value of Janus common stock that vested in 2002 was immaterial. As of December 31, 2004, the total unrecognized compensation cost related to nonvested restricted stock awards is $105.9 million and is expected to be recognized over a weighted-average period of 2.3 years.
Janus’ restricted stock awards generally vest over a four- or five-year period. At December 31, 2004, 4.9 million unvested restricted stock awards have the opportunity for accelerated vesting of up to 33% per year if, for the 12-month period ending on the annual vesting date (either March 31 or December 31), either (i) 75% of the individual JIF, JAS and JAD funds (excluding Money Market Funds) are in the top 40th percentile of their respective Lipper categories, or (ii) 75% of the aggregate assets of the JIF, JAS and JAD funds and at least 50% of the individual JIF, JAS and JAD funds are in the top 40th percentile of their respective Lipper categories. During the three years ended December 31, 2004, no awards qualified for accelerated vesting.
On March 12, 2003, all outstanding employee held shares of JCM were converted into shares of Janus common stock and JCM became a wholly-owned subsidiary (see Note 7). The table above includes all outstanding shares as if they were converted as of January 1, 2003. In connection with the Reorganization, the Company changed the vesting for outstanding grants to a pro rata five-year schedule. The opportunity for accelerated vesting (33%) remained in place. The change in vesting resulted in the recognition of additional restricted stock compensation of approximately $26.0 million in 2002, which under the original vesting schedule would have been recognized in subsequent years.
Other Awards
In consideration of the portfolio managers’ early adoption of a new compensation plan to replace prior contractual arrangements, the 2004 annual long-term incentive award to portfolio managers, which was scheduled to be granted in early 2005, was awarded in vested Janus common stock on December 31, 2004. A total of 902,340 shares were granted at a weighted average fair value of $16.57 per share, for a total value of $15.0 million.
Subsidiary Change of Interest
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

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchased during 2001, so Janus was precluded from gain recognition on those grants. Instead, as the shares vested, Janus recorded an increase in stockholders’ equity equal to the value of the granted shares.

Note 15 —	Employee Benefit Plans.
Substantially all full-time employees of Janus are eligible to participate in a company-sponsored 401(k) and profit-sharing plan. Employees in the Investment Management segment also participate in an ESOP. Janus matches a maximum of 3% of employee compensation in the 401(k) plan. Contributions to the ESOP and the profit-sharing plan are made at the discretion of the Board of Directors. Participants become fully vested in employer contributions over a five-year period. Expense related to the 401(k) plan, ESOP and profit-sharing plan was $9.7 million, $9.5 million and $10.3 million in 2004, 2003 and 2002, respectively.

Note 16 —	Commitments and Contingencies
Operating Leases
Janus rents office space and equipment under the terms of various operating lease agreements. As of December 31, 2004, future minimum rental commitments under non-cancelable operating leases are as follows (in millions):

2005	$27.7
2006	27.0
2007	20.7
2008	19.5
2009	18.2
Thereafter	100.4

Total	$213.5

Rent expense was $21.6 million, $13.0 million and $13.6 million in 2004, 2003 and 2002, respectively.
Investment Management Contracts
Most of the revenues of Janus are derived pursuant to investment advisory agreements with its managed mutual funds, and other separate and private accounts. With respect to agreements with mutual funds, these investment advisory agreements may be terminated by either party with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940 as amended (the “1940 Act”)), and must be approved and renewed annually by the disinterested members of each fund’s board of directors or trustees, or its shareowners, as required by law. In addition, the Board of Trustees or Directors of certain funds, and separate and private accounts of Janus, generally may terminate these investment advisory agreements upon written notice for any reason. Generally, any change in control of Janus would constitute an “assignment” under the 1940 Act.
Employees
Janus has entered into agreements with certain employees whereby, upon defined circumstances with the termination of their employment, such employees would be entitled to specified cash payments, restricted stock awards or stock options would vest and become exercisable, and certain benefit entitlements would be automatically funded. In 2004, Janus recorded charges of approximately $31.8 million, reflecting the cost of various employees’ exercises of contractual rights in connection with their resignations or retirements.

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax Contingencies
At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed. At December 31, 2004, Janus has an accrued liability of $58.1 million related to tax contingencies for issues raised by various taxing authorities. In 2004, Janus made payments totaling $19.8 million to resolve an outstanding tax matter and reversed $22.5 million of previously accrued income taxes as a result of the favorable resolution of recent audits and negotiations with taxing authorities.
Litigation
In addition to the matters discussed in Note 17, in the normal course of business, the Company has been named, from time to time, as a defendant or respondent in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its business activities. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty the eventual loss or range of loss related to such matters.

Note 17 —	Mutual Fund Investigation
Market Timing Investigation — Regulatory Settlements and Litigation
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
In August 2004, Janus reached final settlements with the Attorneys General of Colorado and New York, the Colorado Division of Securities and the SEC. Pursuant to these settlement agreements, Janus consented to the entry of a cease and desist order by the SEC, as well as consent orders or assurances of discontinuance by the New York and Colorado state authorities. In accordance with the agreements, Janus paid $50.0 million in restoration to compensate investors for the adverse effects of frequent trading and $50.0 million in civil penalties. In addition, as part of its required undertakings in the settlements, Janus reduced its management fee charged to most of its mutual funds, effective July 1, 2004. The reduction led to reduced management fee revenue in the amount of $11.7 million over the last half of 2004. Certain other undertakings required in the settlements may result in increased general and administrative expenses in future periods, although the significance of such expenses cannot be determined at this time. Janus also paid $1.2 million to the Colorado Attorney General to be used for investor education and to reimburse that office for the costs of their investigation. As discussed above, the Company has agreed to pay $50 million in “restitution or disgorgement” to funds and/or fund investors as part of its settlement with the SEC and other regulatory agencies. The Company believes that this amount is sufficient to compensate affected funds and/or fund investors for any losses attributable to discretionary frequent trading, although there can be no assurance that this amount will be available or adequate to satisfy any liability arising out of the civil actions in whole or in part.
The 2004 charge for the mutual fund investigation of $65.0 million includes $55.7 million of previously unaccrued civil penalties and restoration costs and $9.3 million of legal fees and other administrative expenses

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to the investigation. The 2003 charge of $71.8 million includes $45.5 million for estimated civil penalties and restitution costs, and $26.3 million for legal fees, shareholder communications and other administrative expenses related to the investigation. Certain expenses related to these issues may be recoverable from Janus’ insurance carriers, but Janus is unable to assess any possible insurance reimbursement at this time.
Subsequent to the initiation of the investigations by the NYAG and the SEC, more than 60 civil lawsuits were filed in various state and federal courts against Janus, and related entities and individuals, based on allegations similar to those contained in the NYAG complaint against Canary Capital. In general, these lawsuits allege that Janus allowed certain hedge funds and other investors to engage in market timing trades in Janus funds. Such lawsuits assert a variety of theories for recovery including, but not limited to, alleged violations of the federal securities laws, other federal statutes (including ERISA and RICO), and various common law doctrines.
Almost all of the market timing lawsuits filed against Janus that were filed in, or removed to, federal court have been finally or conditionally transferred to the U.S. District Court in Baltimore, Maryland, for coordinated proceedings (Case Number MDL No. 1586, 04-MD-15863, U.S. District Court for the District of Maryland). On September 29, 2004, five consolidated amended complaints were filed in that court. These complaints are the operative complaints in the coordinated proceedings and, as a practical matter, supersede the previously filed complaints. The five complaints include (i) claims by a putative class of Janus fund investors asserting claims on behalf of the investor class, (ii) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds, (iii) claims on behalf of participants in the Janus 401(k) plan, (iv) claims brought on behalf of shareholders of Janus Capital Group Inc. on a derivative basis against the Board of Directors of Janus Capital Group Inc., and (v) claims by a putative class of shareholders of Janus Capital Group Inc. asserting claims on behalf of the shareholders. Each of the five complaints names Janus Capital Group Inc. and/or Janus Capital Management LLC as a defendant. In addition, the following are named as defendants in one or more of the actions: Janus Investment Fund, Janus Aspen Series, Janus Adviser Series, Janus Distributors LLC, INTECH, Bay Isle, PWM, the Advisory Committee of the Janus 401(k) plan, and the current or former directors of Janus Capital Group Inc.
One market timing lawsuit, based on allegations that Janus failed adequately to implement fair value pricing was remanded to the Illinois state circuit court for Madison County, Illinois, and is not currently subject to federal transfer procedures. Janus has appealed the decision to the Seventh Circuit Court of Appeals. In early 2005, another lawsuit was filed in the State of Kansas alleging violations under Kansas law based on Janus’ involvement in the market timing allegations (Allison v. Janus, et al. 05CV00873).
Excessive Fee Litigation
Three lawsuits were filed in April 2004 against Janus and related entities challenging the investment advisory fees charged by Janus to certain funds managed by Janus. These actions were filed by fund investors in federal courts in the Western District of Missouri (Fleisher, et al. v. Janus Capital Management, LLC, et al., Case Number 04-4062-SOW) and the Southern District of Illinois (Sins, et al. v. Janus Capital Management, LLC, et al., Case Number 04-WM-1647), and in state court in Madison County, Illinois (Dressel, et al. v. Janus Capital Corporation, Case Number 04-00303-DRH). Fleisher and Sins asserted breach of fiduciary duty under Section 36(b) of the Investment Company Act, and Dressel asserted a claim for breach of contract. The Dressel action has been voluntarily dismissed by the plaintiff, and the Fleisher and Sins actions have been consolidated and transferred to the U.S. District Court for the District of Colorado. Discovery is required to be completed by November 2005. The plaintiffs in the consolidated case seek declaratory and injunctive relief and an unspecified amount of damages. At this early stage of the litigation, it is not possible to estimate the expense or exposure, if any, that they may represent.

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Class Action Claims Litigation
On January 11, 2005, Janus and related entities were named as defendants in a class action complaint relating to the submission of claims as class members under numerous class actions. Davis v. Bailey, et al. (Case Number 05-MK-42) was filed in the U.S. District Court for the District of Colorado. The Davis action was filed on behalf of fund investors and alleges that Janus failed to make appropriate filings to ensure that the Janus mutual funds participated in various class action settlements, and that Janus and others thereby breached fiduciary duties owed to mutual fund shareholders. The action asserts claims under Sections 36(a) and (b), and 47(b) of the Investment Company Act and for breach of fiduciary duty.
Management believes that the claims made in the civil actions described above (market timing litigation, excessive fee litigation and the class action claims litigation) have little or no merit and intends to defend against them. Although there can be no assurances, at this time management believes, based on information currently available, that it is not probable that the ultimate outcome of each of the actions will have a material adverse effect on the consolidated financial condition of the Company, although they might be material to the operating results for a particular period depending, in part, upon operating results for that period.

Note 18 —	Related Party Transactions
Janus earns fees from the various registered investment companies for which it acts as investment advisor. Accounts receivable include amounts due from these investment companies. The table below presents this related party activity as of and for the years ended December 31 (in millions):

		Accounts
	Investment	Receivable from
	Management and	Registered
	Shareowner	Investment	12b-1 Plan Fees
	Servicing Fees	Companies	Earned

2004	$779.0	$94.0	$0.9
2003	860.9	95.1	2.4
2002	1,003.2	94.6	8.3
Certain officers and directors of Janus are also officers, directors and/or trustees for the various registered investment companies for which Janus acts as investment advisor.
Note 19 — Shareholder Rights Plan
Janus entered into the Shareholder Rights Plan (“Rights Plan”) with UMB Bank, N.A., as rights agent as of June 14, 2000. In connection with the Rights Plan, the Janus Board declared a dividend of one right (“Right”) for each outstanding share of Janus common stock as of the close of business on June 14, 2000 (the “Rights Record Date”). The Rights are not exercisable or transferable separately from the shares of Janus common stock until the earlier of: (i) 10 days following a public announcement that a person or group has acquired or obtained the right to acquire beneficial ownership of 15% or more of the outstanding shares of Janus common stock (unless beneficial ownership of 15% or more is a result of Company repurchases of its own stock), or (ii) 10 days following the commencement or announcement of an intention to make a tender or exchange offer that would result in an acquiring person or group beneficially owning 15% or more of the outstanding shares of Janus common stock (an “Acquiring Person”), unless the Janus Board sets a later date in either event (the earlier of (i) or (ii) being the “Rights Distribution Date”). Under the Rights Plan, the Janus Board has the option to redeem the Rights at a nominal cost or prevent the Rights from being triggered by designating certain offers for all the outstanding Janus common stock as Permitted Offers (as defined in the Rights Plan). No supplement or amendment may be made to the Rights Plan which changes the Redemption Price, the Final Expiration Date, the Purchase Price (as those terms are defined in the Rights Plan) or the number of 1/1,000ths of a share of Preferred Stock for which a Right is exercisable. Subject to the foregoing, prior to the Rights Distribution Date, Janus may

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amend or supplement the Rights Plan without the consent of any of the holders of the Rights. Following the Rights Distribution Date, the Rights Plan may be amended to cure any ambiguity, correct or supplement any provision that is defective or inconsistent with any other provision of the Rights Plan, or change or supplement any provision so long as such amendment or supplement does not adversely affect the holders of the Rights (other than an Acquiring Person or group). The Rights expire 10 years after the Rights Record Date unless earlier redeemed by Janus.
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
The Investment Management segment derives revenue and net income from providing investment management, administration, distribution and related services to individual and institutional investors primarily through the Janus series of mutual funds and other investment products. Revenue is largely dependent on the total value and composition of assets under management which include domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets and in the composition of assets under management impact revenue and operating results. The majority of this segment’s revenue is derived from contracts to manage mutual funds, which are subject to annual review and approval by each fund’s Board of Trustees and/or its shareholders.
The Printing and Fulfillment segment derives revenue from digital printing of marketing and compliance communication, fulfillment services (primarily to the financial services industry) and offset printing.

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, Janus’ equity investment in DST was considered a segment prior to December 1, 2003. The following is a summary of financial information concerning the segments (in millions):

	2004

	Investment	Printing and
	Management	Fulfillment	Consolidated

Revenues	$921.8	$89.0	$1,010.8
Depreciation and amortization	48.9	7.7	56.6
Other operating expenses	742.3	100.0	842.3

Operating income (loss)	130.6	(18.7)	111.9
Interest expense	(38.4)	—	(38.4)
Other, net	191.4	0.7	192.1

Pretax income (loss)	283.6	(18.0)	265.6
Income tax benefit (provision)	(99.4)	7.2	(92.2)
Equity earnings of unconsolidated affiliates	6.1	—	6.1
Minority interest	(10.0)	—	(10.0)

Net income (loss)	$180.3	$(10.8)	$169.5

Total assets	$3,565.2	$202.4	$3,767.6
Capital expenditures	$9.9	$16.6	$26.5

	2003

	Investment		Printing and
	Management	DST	Fulfillment	Consolidated

Revenues	$987.5	$—	$7.2	$994.7
Depreciation and amortization	67.6	—	—	67.6
Other operating expenses	686.8	—	7.2	694.0

Operating income	233.1	—	—	233.1
Interest expense	(60.5)	—	—	(60.5)
Gain on DST exchange	—	631.3	—	631.3
Other, net	11.4	—	—	11.4

Pretax income	184.0	631.3	—	815.3
Income tax benefit (provision)	(82.1)	151.8	—	69.7
Equity earnings of unconsolidated affiliates	3.3	64.5	—	67.8
Minority interest	(4.2)	—	—	(4.2)

Net income from continuing operations	101.0	847.6	—	948.6
Discontinued Operations	(5.9)	—	—	(5.9)

Net income	$95.1	$847.6	$—	$942.7

Total assets	$4,142.3	$—	$189.9	$4,332.2
Capital expenditures	$23.9	$—	$—	$23.9

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002

	Investment
	Management	DST	Consolidated

Revenues	$1,123.2	$—	$1,123.2
Depreciation and amortization	71.0	—	71.0
Other operating expenses	755.2	—	755.2

Operating income	297.0	—	297.0
Interest expense	(57.5)	—	(57.5)
Other, net	8.7	—	8.7

Pretax income	248.2	—	248.2
Income tax (provision)	(108.4)	(118.8)	(227.2)
Equity earnings of unconsolidated affiliates	—	69.1	69.1
Minority interest	(3.0)	—	(3.0)

Net income (loss) from continuing operations	136.8	(49.7)	87.1
Discontinued operations	(9.8)	—	(9.8)

Net income (loss)	$127.0	$(49.7)	$77.3

Total assets	$2,699.9	$584.8	$3,284.7
Capital expenditures	$16.0	$—	$16.0
The following summary provides information concerning Janus’ principal geographic areas as of and for the years ended December 31 (in millions):

	2004	2003	2002

Revenues:
United States	$928.7	$920.4	$1,072.8
International	82.1	74.3	50.4

Total	$1,010.8	$994.7	$1,123.2

Long-lived assets:
United States	$2,378.9	$2,385.8	$2,395.9
International	15.6	22.6	21.1

Total	$2,394.5	$2,408.4	$2,417.0

International revenues and assets are attributed to countries based on location at which services are performed, primarily the United Kingdom.

JANUS CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 21 — Quarterly Financial Data (Unaudited)

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

	(In millions, except per share amounts)
Total revenue	$274.4	$258.8	$237.8	$239.8	$1,010.8
Operating income	$1.5	$41.6	$43.0	$25.8	$111.9
Net income (loss)	$(22.1)	$126.1	$47.3	$18.2	$169.5
Earnings (loss) per share — Basic:	$(0.10)	$0.54	$0.20	$0.08	$0.73
Earnings (loss) per share — Diluted:	$(0.10)	$0.54	$0.20	$0.08	$0.73

	2003

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

	(In millions, except per share amounts)
Total revenue	$231.2	$245.5	$256.6	$261.4	$994.7
Operating income	$60.5	$73.6	$77.1	$21.9	$233.1
Net income	$36.7	$45.4	$48.9	$811.7	$942.7
Earnings per share — Basic:
Income from continuing operations	$0.16	$0.21	$0.23	$3.53	$4.17
Income (loss) from discontinued operations	—	(0.01)	(0.02)	0.01	(0.03)

Net income	$0.16	$0.20	$0.21	$3.54	$4.14

Earnings per share — Diluted:
Income from continuing operations	$0.16	$0.21	$0.23	$3.50	$4.14
Income (loss) from discontinued operations	—	(0.01)	(0.02)	0.01	(0.03)

Net income	$0.16	$0.20	$0.21	$3.51	$4.11

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Controls and Procedures
As of December 31, 2004, Janus evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Steve Scheid, Chief Executive Officer, and Loren Starr, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Scheid and Starr concluded that, as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.
There has been no change in Janus’ internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.
NYSE Annual CEO Certification
The CEO of the Company has previously submitted to the NYSE the annual certifications required by Section 303A.12(a) of the NYSE Corporate Governance Rules.

Item 9B.	Other Information
None.
PART III
Items 10, 11, 12, 13 and 14.
The Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report
(1)     Financial Statements
The financial statements and related notes, together with the report of Deloitte & Touche LLP dated March 14, 2005, appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
(2)     Financial Statement Schedules
The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission appear in Part II, Item 8, Financial Statements and Supplementary Data, under the Index to Financial Statements of this Form 10-K.

(3)     List of Exhibits

(b)	Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

(3) Articles of Incorporation and Bylaws
3	.1.1	Delaware Certificate of Incorporation as Amended and Restated on June 14, 2000, is hereby incorporated by reference from Exhibit 3.1.1 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3	.1.2	Certificate of Designation dated June 15, 2000, establishing Series A Preferred Stock, is hereby incorporated by reference from Exhibit 3.1.2 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3.2		Bylaws of Janus Capital Group Inc. as Amended and Restated on January 1, 2004, is attached to this Form 10-K as Exhibit 3.2
3.3		Certificate of Ownership and Merger, merging Janus Capital Corporation with and into Stilwell Financial Inc., is hereby incorporated by reference from Exhibit 3.1 to Janus’ Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)
(4) Instruments Defining the Right of Security Holders, Including Indentures
4.1		Form of Certificate representing Common Stock is hereby incorporated by reference from Exhibit 4.1 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
4	.2.1	Stockholders’ Rights Agreement, dated as of June 14, 2000, between Janus Capital Group Inc. and UMB Bank, N.A., as Rights Agent is hereby incorporated by reference from Exhibit 4.2.1 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
4	.2.2	Certificate of Designation establishing Series A Preferred Stock set forth on Exhibit 3.1.2 above, is hereby incorporated by reference
4	.2.3	Amendment No. 1 to Rights Agreement between Janus Capital Group Inc. and UMB Bank N.A., as Rights Agent, dated February 23, 2005, is hereby incorporated by reference from Exhibit 4.1 to Janus’ Current Report on Form 8-K, dated February 28, 2005 (File No. 001-15253)
4.3		Article FOURTH, Article FIFTH, Article SIXTH, Article SEVENTH and Article ELEVENTH of Exhibit 3.1.1 above are hereby incorporated by reference
4.4		Article II: Article III, Section 2; and Article V of Exhibit 3.2 above are hereby incorporated by reference
4	.5.1	7.00% Senior Notes due 2006 Indenture, dated as of November 6, 2001, between Janus Capital Group Inc. and The Chase Manhattan Bank, is hereby incorporated by reference from Exhibit 4.1 to Janus’ Current Report on Form 8-K, dated November 6, 2001
4	.5.2	Officers’ Certificate pursuant to the Indenture (as per Exhibit 4.5.1 above) is hereby incorporated by reference from Exhibit 4.2 to Janus’ Current Report on Form 8-K, dated November 6, 2001 (File No. 001-15253)
4	.5.3	Officers’ Certificate pursuant to the Indenture (as per Exhibit 4.5.1 above) is hereby incorporated by reference from Exhibit 4.1 to Janus’ Current Report on Form 8-K, dated April 5, 2002 (File No. 001-15253)
4	.5.4	Officers’ Certificate pursuant to the Indenture (as per Exhibit 4.5.1 above) is hereby incorporated by reference from Exhibit 4.1 to Janus’ Current Report on Form 8-K, dated July 2, 2002 (File No. 001-15253)
4.6		7.75% Notes due 2009 Prospectus Supplement (To Prospectus dated April 25, 2002) is hereby incorporated by reference from Form 424B2, filed June 28, 2002 (File No. 333-86606)
4.7		6.119% Senior Notes Due 2014 Indenture, dated as of April 26, 2004, between Janus Capital Group Inc. and JPMorgan Chase Bank, as Trustee is hereby incorporated by reference from Exhibit 4.2 to Janus’ Form 10-Q for the quarterly period ended March 31, 2004 (File No. 001-15253)

(10) Material Contracts
10.1		Representative Director Indemnification Agreement is hereby incorporated by reference from Exhibit 10.1 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.2		Representative Officer Indemnification Agreement is hereby incorporated by reference from Exhibit 10.2 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.3		Intercompany Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.3 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.4		Tax Disaffiliation Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.4 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.5		364-Day Competitive Advance and Revolving Credit Facility Agreement Dated as of October 20, 2004 among Janus Capital Group Inc., JPMorgan Chase Bank, as Syndication Agent, and Citicorp USA, Inc., as Administrative Agent and Swingline Lender is hereby incorporated by reference from Exhibit 10.1 to Janus’ Current Report on Form 8-K, dated October 22, 2004 (File No. 001-15253)
10.6		Share Exchange Agreement with DST Systems, Inc. dated August 25, 2003, is hereby incorporated by reference from Exhibit 99.A to Janus’ SC 13D/A, dated August 25, 2003 (File No. 001-15253)
10.7		Amended and Restated Limited Liability Company Agreement of Janus Capital Management LLC, dated as of March 13, 2002, is hereby incorporated by reference to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.8		Assignment and Assumption Agreement, dated March 16, 2004, between Janus Capital Group Inc. and Capital Group Partners, Inc. is hereby incorporated by reference from Exhibit 10.3 to Janus’ quarterly report on Form 10-Q, dated May 6, 2004 (File No. 001-15253)
10.9		First Amendment to the Janus Capital Group Inc. 1998 Long Term Incentive Stock Plan, as Amended and Restated effective as of May 1, 2001, is hereby incorporated by reference from Appendix C to Janus’ 2003 Proxy Statement on Schedule 14A (File No. 001-15253)*
10.10		Janus Capital Group Inc. Employee Stock Purchase Plan, as Amended and Restated Effective January 1, 2005, is attached to this Form 10-K as Exhibit 10.4*
10.11		Stilwell Financial Inc. Savings-Related Share Option Scheme dated March 1, 2001 is hereby incorporated by reference from Exhibit 4.1 on Form S-8 dated April 27, 2001 (File No. 333-59636)*
10.12		Janus Capital Group Inc. 2004 Employment Inducement Award Plan, as adopted effective as of April 26, 2004, is hereby incorporated by reference from Exhibit 99.1 from Form S-8, dated May 17, 2004, and the Form of the Non-Qualified Stock Option Award Agreement from Exhibit 99.2 and the Form of the Restricted Stock Award Agreement from Exhibit 99.3*
10.13		Janus Capital Group Inc. Mutual Fund Share Investment Plan and Form of Notice of Grant of Mutual Fund Share Award are hereby incorporated by reference from Exhibit 10.1 and Exhibit 10.2 to Janus’ Current Report on Form 8-K, dated January 25, 2005 (File No. 001-15253)*
10.14		Janus Capital Group Inc. Management Incentive Compensation Plan, effective January 1, 2003, is hereby incorporated by reference from Appendix B to Janus’ 2003 Proxy Statement on Schedule 14A (File No. 001-15253)*
10	.15.1	Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, as Amended and Restated effective November 1, 2001, is hereby incorporated by reference from Exhibit 10.3 to Janus’ Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15253)*
10	.15.2	First and Second Amendments to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective January 1, 2002 are attached to this Form 10-K as Exhibit 10.5
10	.15.3	Third Amendment to the Janus Capital Group Inc. 401(k) Profit Sharing and Employee Stock Ownership Plan, dated October 2, 2002, is hereby incorporated by reference from Exhibit 10.2 to Janus’ Form 10-Q for the quarterly period ended September 30, 2002 (File No. 001-15253)*
10	.15.4	Fourth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, is hereby incorporated by reference from Exhibit 10.13.4 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*

10	.15.5	Fifth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective March 8, 2004, and August 12, 2004, is attached to this Form 10-K as Exhibit 10.1*
10	.15.6	Sixth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective March 28, 2005, is attached to this Form 10-K as Exhibit 10.2*
10.16		Janus Capital Group Inc. Income Deferral Program, Effective as of November 9, 2004 is hereby incorporated by reference from Exhibit 10.1 to Janus’ Current Report on Form 8-K, dated November 12, 2004 (File No. 001-15253)*
10.17		Janus Capital Group Inc. Amended and Restated Directors’ Deferred Fee Plan, effective as of January 1, 2005 is attached to this Form 10-K as Exhibit 10.3*
10.18		Form of Janus Capital Group Inc. Restricted Stock, Deferred Stock Units and Stock Option Award Agreements is hereby incorporated by reference from Exhibit 10.5 from Form S-4/A, dated September 20, 2004 (File No. 333-116379)*
10.19		Employment Agreement by and between Janus Capital Group Inc. and Gary Black, dated March 12, 2004, is hereby incorporated by reference from Exhibit 10.31 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10	.20.1	Employment Agreement by and between Janus Capital Group Inc. and Loren M. Starr, dated as of March 26, 2003, is hereby incorporated by reference from Exhibit 10.35 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10	.20.2	Change of Control Agreement by and between Janus Capital Group Inc. and Loren M. Starr, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.29 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10	.20.3	Bonus Deferral Agreement by and between Janus Capital Group Inc. and Loren M. Starr, dated as of February 20, 2004, is hereby incorporated by reference from Exhibit 10.2 to Janus’ Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-15253)*
10	.21.1	Employment Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of March 26, 2003, is hereby incorporated by reference from Exhibit 10.38 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10	.21.2	Change of Control Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.32 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10	.21.3	Bonus Deferral Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of February 20, 2004, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-15253)*
10	.22.1	Employment Agreement by and between Janus Capital Group Inc. and Girard Miller, dated as of June 30, 2003, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Form 10-Q for the quarterly period ended June 30, 2003 (File No. 001-15253)*
10	.22.2	Change of Control Agreement by and between Janus Capital Group Inc. and Girard Miller, dated as of June 30, 2003, is hereby incorporated by reference from Exhibit 10.2 to Janus’ Form 10-Q for the quarterly period ended June 30, 2003 (File No. 001-15253)*
10	.22.3	Bonus Deferral Agreement by and between Janus Capital Group Inc. and Girard Miller, dated as of February 20, 2004, is hereby incorporated by reference from Exhibit 10.3 to Janus’ Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-15253)*
10	.23.1	Employment Agreement by and between Janus Capital Group Inc. and John H. Bluher, dated July 7, 2004, is hereby incorporated by reference from Exhibit 10.1 from Form S-4/A, dated September 20, 2004 (File No. 333-116379)*
10	.23.2	Non-Qualified Stock Option Award Agreement by and between Janus Capital Group Inc. and John H. Bluher, dated August 23, 2004, is hereby incorporated by reference from Exhibit 10.3 from Form S-4/A, dated September 20, 2004 (File No. 333-116379)*
10	.23.3	Restricted Stock Award Agreement by and between Janus Capital Group Inc. and John H. Bluher, dated August 23, 2004, is hereby incorporated by reference from Exhibit 10.1 from Form S-4/A, dated September 20, 2004 (File No. 333-116379)*

10.24	Consulting and Separation Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of April 20, 2004 is hereby incorporated by reference from Exhibit 10.1 to Janus’ quarterly report on Form 10-Q, dated May 6, 2004 (File No. 001-15253)*
10.25	Separation Agreement by and between Janus Capital Group Inc. and Lars O. Soderberg, dated as of July 21, 2004, is hereby incorporated by reference from Exhibit 10.1 to Janus’ quarterly report on Form 10-Q, dated July 29, 2004 (File No. 001-15253)*
10.26	Employment, Retirement and Consulting Agreement by and between Janus Capital Group Inc. and R. Timothy Hudner dated as of October 6, 2004 is hereby incorporated by reference from Exhibit 10.1 to Janus’ Current Report on Form 8-K, dated October 6, 2004 (File No. 001-15253)*
*Compensatory plan or agreement
(12) Statements Re Computation of Ratios
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1
(21) Subsidiaries of the Company
21.1	The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1
(23) Consents of Experts and Counsel
23.1	The Consent of Independent Registered Public Accounting Firm prepared pursuant to Item 601(b)(23) of Regulation S-K is attached to this Form 10-K as Exhibit 23.1
23.2	The Consent of Independent Registered Public Accounting Firm prepared pursuant to Item 601(b)(23) of Regulation S-K is attached to this Form 10-K as Exhibit 23.2
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Steven L. Scheid, Chairman of the Board, Chief Executive Officer and Director of Registrant
31.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant
(32) Section 1350 Certificates
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99) Additional Exhibits
99.1	The consolidated financial statements and related notes, together with the Report of Independent Registered Public Accounting Firm, of DST Systems, Inc. (an approximate 33% owned affiliate of Janus accounted for under the equity method) for the years ended December 31, 2004, 2003 and 2002, which are included in the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-14036), are hereby incorporated by reference as Exhibit 99.1

(c)	Exhibits
JANUS CAPITAL GROUP INC.
2004 FORM 10-K ANNUAL REPORT
INDEX TO EXHIBITS

		Regulation S-K
		Item 601(b)
Exhibit No.	Document	Exhibit No.

3.2	Bylaws of Janus Capital Group Inc. as Amended and Restated on January 1, 2004	3
10.1	Fifth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective March 8, 2004, and August 12, 2004	10

		Regulation S-K
		Item 601(b)
Exhibit No.	Document	Exhibit No.

10.2	Sixth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective March 28, 2005	10
10.3	Janus Capital Group Inc. Amended and Restated Directors’ Deferred Fee Plan, effective as of January 1, 2005	10
10.4	Janus Capital Group Inc. Employee Stock Purchase Plan, as Amended and Restated Effective January 1, 2005	10
10.5	First and Second Amendments to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective January 1, 2002	10
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K	12
21.1	The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K	21
23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	23
23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	23
31.1	Certification of Steven L. Scheid, Chairman of the Board, Chief Executive Officer and Director of Registrant	31
31.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant	31
32.1	Certification of Steven L. Scheid, Chairman of the Board, Chief Executive Officer and Director of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
99.2	Lipper and Morningstar ratings	99

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Capital Group Inc.

By:	/s/ Steven L. Scheid

Steven L. Scheid
Chairman of the Board,
Chief Executive Officer and Director
March 14, 2005
The officers and directors of Janus Capital Group Inc., whose signatures appear below, hereby constitute and appoint John H. Bluher or Loren M. Starr, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2004, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his own act and deed all that said attorneys shall do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2005.

Signature	Title

/s/ Steven L. Scheid Steven L. Scheid	Chairman of the Board, Chief Executive Officer and Director

/s/ Gary D. Black Gary D. Black	Director, President and Chief Investment Officer

/s/ Loren M. Starr Loren M. Starr	Senior Vice President and Chief Financial Officer

/s/ Gregory A. Frost Gregory A. Frost	Senior Vice President and Controller (Principal Accounting Officer)

/s/ P. F. Balser P. F. Balser	Director

/s/ M. D. Bills M. D. Bills	Director

/s/ R. N. Burt R. N. Burt	Director

/s/ G. A. Cox G. A. Cox	Director

Signature	Title

/s/ J. P. Craig, III J. P. Craig, III	Director

/s/ D. R. Gatzek D. R. Gatzek	Director

/s/ L. H. Rowland L. H. Rowland	Director

/s/ R. Skidelsky R. Skidelsky	Director

INDEX TO EXHIBITS

		Regulation S-K
		Item 601 (b)
Exhibit No.	Document	Exhibit No.

3.2	Bylaws of Janus Capital Group Inc. as Amended and Restated on January 1, 2004	3
10.1	Fifth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective March 8, 2004, and August 12, 2004	10
10.2	Sixth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective March 28, 2005	10
10.3	Janus Capital Group Inc. Amended and Restated Directors’ Deferred Fee Plan, effective as of January 1, 2005	10
10.4	Janus Capital Group Inc. Employee Stock Purchase Plan, as Amended and Restated Effective January 1, 2005	10
10.5	First and Second Amendments to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective January 1, 2002	10
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K	12
21.1	The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K	21
23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	23
23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	23
31.1	Certification of Steven L. Scheid, Chairman of the Board, Chief Executive Officer and Director of Registrant	31
31.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant	31
32.1	Certification of Steven L. Scheid, Chairman of the Board, Chief Executive Officer and Director of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
99.2	Lipper and Morningstar ratings	99