Form 10-Q
period 2005-03-31
JANUS CAPITAL GROUP INC
filed 2005-04-21
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes ☑       No       ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 19, 2005, there were 226,869,100 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions)

	March 31,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$454.8	$527.1
Accounts receivable	126.4	125.2
Investments	186.1	279.2
Income taxes receivable	43.9	71.5
Other current assets	48.9	62.3

Total current assets	860.1	1,065.3

Investments and other assets	324.0	240.9
Property and equipment (net of accumulated depreciation of $123.5 and $120.9, respectively)	58.8	62.0
Intangibles, net	1,308.8	1,316.2
Goodwill	1,083.2	1,083.2

Total assets	$3,634.9	$3,767.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6.3	$7.8
Accrued compensation and benefits	45.3	64.7
Other accrued liabilities	83.7	82.1
Total current liabilities	135.3	154.6

Other liabilities:
Long-term debt	377.2	377.5
Deferred income taxes	405.0	435.8
Other liabilities	59.7	60.1

Total liabilities	977.2	1,028.0

Commitments and contingencies

Minority interest in consolidated subsidiaries	3.7	5.1

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	2.3	2.3
Additional paid-in capital	56.0	152.8
Retained earnings	2,583.3	2,563.7
Accumulated other comprehensive income	12.4	15.7

Total stockholders’ equity	2,654.0	2,734.5

Total liabilities and stockholders’ equity	$3,634.9	$3,767.6

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Millions, Except Per Share Data)

	Three months ended
	March 31,
	2005	2004
Revenues:
Investment management fees	$173.1	$199.2
Shareowner servicing fees and other	42.9	50.7
Printing and fulfillment	23.0	24.5

Total	239.0	274.4

Operating Expenses:
Employee compensation and benefits	72.8	62.0
Long-term incentive compensation	19.0	26.1
Marketing and fulfillment	9.7	4.1
Distribution	27.1	34.8
Depreciation and amortization	12.2	15.8
General, administrative and occupancy	33.1	34.1
Cost of printing and fulfillment	21.6	22.8
Restructuring and impairments	5.5	14.2
Mutual fund investigation charges, net of recoveries	(3.3)	59.0

Total	197.7	272.9

Operating Income	41.3	1.5

Interest expense	(7.2)	(14.8)
Other income, net	9.3	3.2
Income tax provision	(21.4)	(11.3)
Equity in earnings of unconsolidated affiliates	1.7	1.1
Minority interest in consolidated earnings	(4.1)	(1.8)

Net Income (Loss)	$19.6	$(22.1)

Earnings (Loss) per Share:
Basic	$0.09	$(0.10)
Diluted	$0.09	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Three months ended
	March 31,
	2005	2004
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income (loss)	$19.6	$(22.1)
Adjustments to net income (loss):
Depreciation and amortization	13.7	16.3
Deferred income taxes	5.9	(29.6)
Minority interest in consolidated earnings	4.1	1.8
Restructuring and impairment charges	5.5	14.2
Amortization of long-term incentive compensation	18.9	23.8
Payment of deferred commissions	(2.1)	(5.4)
Other, net	0.5	0.8
Changes in working capital items:
Accounts receivable	(1.2)	—
Other current assets	(18.0)	(4.3)
Accounts payable and accrued compensation payable	(18.6)	(15.9)
Other accrued liabilities	15.5	98.7

Net operating	43.8	78.3

Investing Activities:
Purchase of property and equipment	(2.4)	(5.0)
Payments for business previously acquired	(5.8)	(5.8)
Purchase of investments	(133.0)	(11.7)
Proceeds from sales and maturities of investments	135.4	—
Other, net	—	1.8

Net investing	(5.8)	(20.7)

Financing Activities:
Proceeds from stock plans	2.0	4.7
Repurchase of common stock	(106.2)	(6.3)
Distributions to minority interest	(5.6)	(0.7)
Other, net	(0.5)	0.4

Net financing	(110.3)	(1.9)

Cash and Cash Equivalents:
Net increase (decrease)	(72.3)	55.7
At beginning of period	527.1	1,222.8

At end of period	$454.8	$1,278.5

Supplemental cash flow information:
Cash paid for interest	$3.1	$3.1
Cash paid for income taxes	$1.1	$9.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in Millions, Except Per Share)

					Accumulated
			Additional		Other	Total
		Common	Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Income	Equity
Balance at December 31, 2003	239.2	$2.4	$137.0	$2,403.8	$135.1	$2,678.3

Comprehensive income:
Net income				169.5		169.5
Net unrealized gain on investments					21.9	21.9
Reclassification for gains included in net income					(141.4)	(141.4)
Foreign currency translation adjustment					0.1	0.1

Comprehensive income						50.1
Amortization of stock-based compensation			87.2			87.2
Issuances and forfeitures of restricted stock awards	0.4		13.5			13.5
Tax impact of stock-based compensation			3.2			3.2
Stock option exercises	1.4		11.2			11.2
Common stock repurchased	(6.6)	(0.1)	(99.6)			(99.7)
Change of interest in subsidiaries			0.3			0.3
Common stock dividends ($0.04 per share)				(9.6)		(9.6)

Balance at December 31, 2004	234.4	2.3	152.8	2,563.7	15.7	2,734.5

Comprehensive income:
Net income				19.6		19.6
Net unrealized loss on investments					(0.3)	(0.3)
Reclassification for gains included in net income					(2.5)	(2.5)
Foreign currency translation adjustment					(0.5)	(0.5)

Comprehensive income						16.3
Amortization of stock-based compensation			18.7			18.7
Issuances and forfeitures of restricted stock awards	0.9		2.3			2.3
Tax impact of stock-based compensation			(13.7)			(13.7)
Stock option exercises	0.1		2.0			2.0
Common stock repurchased	(7.4)		(106.2)			(106.2)
Change of interest in subsidiaries			0.1			0.1

Balance at March 31, 2005	228.0	$2.3	$56.0	$2,583.3	$12.4	$2,654.0

The accompanying notes are an integral part of these consolidated financial statements.

Janus Capital Group Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

In the opinion of Janus Capital Group Inc. (the “Company” or “Janus”) management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Janus elected to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004) “Share-Based Payment,” effective October 1, 2004, and restated prior years’ financial statements using the modified retroactive approach.

Note 2 – Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding by the dilutive impact of stock options, employee stock purchase plan (“ESPP”) shares and unvested restricted stock awards. The following is a summary of the earnings per share calculation (in millions, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income (loss)	$19.6	$(22.1)

Weighted average common shares outstanding	226.0	230.4
Dilutive effect of stock options, ESPP and unvested restricted stock	1.1	—

Weighted average diluted common shares outstanding	227.1	230.4

Basic earnings (loss) per share	$0.09	$(0.10)

Diluted earnings (loss) per share	$0.09	$(0.10)

The following securities have been excluded from the earnings per share computations as their inclusion would be antidilutive:

•	Stock options that have an exercise price greater than the average market price of Janus’ common stock (for the three-month periods ended March 31, 2005 and 2004, approximately 10.5 million and 4.3 million options, respectively); and

•	4.9 million and 6.7 million shares of unvested restricted stock at March 31, 2005 and 2004, respectively.

Note 3 – Restructuring and Impairment Charges

During the first quarter 2005, Janus relocated the operations of Bay Isle Financial LLC (“Bay Isle”) from Oakland, California, to Janus’ headquarters in Denver, Colorado. This relocation resulted in the closure of the Bay Isle facility and the termination of Bay Isle’s existing four-person support staff. The facility closure resulted in a charge of $1.6 million, representing lease termination costs, severance payments and fixed assets impairments. In addition, at the time of its acquisition in 2003, Bay Isle managed certain institutional accounts that were assigned an intangible asset value. As a result of the transition, such institutional accounts were terminated and Janus recorded an intangible asset impairment of $3.9 million.

Note 4 – Segment Information

Reportable segments are identified by management based on Janus’ organizational structure and the business activities from which it earns revenue. Janus has determined that it has two primary lines of business: investment management and printing and fulfillment.

The Investment Management segment derives revenue and net income from providing investment management, administration, distribution and related services to individual and institutional investors through the Janus series of mutual funds and other investment products. Revenue is largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets and in the composition of assets under management impact revenue and operating results. The majority of this segment’s revenue is derived from contractual agreements to manage mutual funds, which are subject to annual review and approval by each fund’s Board of Trustees and/or its shareholders.

The Printing and Fulfillment segment derives revenue from digital printing of marketing and compliance communications, fulfillment services (primarily to the financial services industry) and offset printing.

The following is a summary of financial information concerning the segments (in millions):

	Three Months Ended March 31,
	Investment	Printing and
	Management	Fulfillment	Consolidated
2005:
Revenues	$216.0	$23.0	$239.0
Net income (loss)	$21.4	$(1.8)	$19.6
2004:
Revenues	$249.9	$24.5	$274.4
Net loss	$(20.7)	$(1.4)	$(22.1)

Note 5 – Legal Proceedings

Market Timing Investigation – Regulatory Settlements and Litigation

Subsequent to the initiation of the market timing investigations by the New York Attorney General (“NYAG”) and the SEC, numerous lawsuits were filed in various state and federal courts against Janus and related entities and individuals. Almost all of the market timing lawsuits filed against Janus that were filed in, or removed to, federal court have been finally or conditionally transferred to the U.S. District Court in Baltimore, Maryland, for coordinated proceedings (Case Number MDL No. 1586, 04-MD-15863, U.S. District Court for the District of

Maryland). On September 29, 2004, five consolidated amended complaints were filed in that court. These complaints are the operative complaints in the coordinated proceedings and, as a practical matter, supersede the previously filed complaints. The five complaints include (i) claims by a putative class of Janus fund investors asserting claims on behalf of the investor class, (ii) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds, (iii) claims on behalf of participants in the Janus 401(k) plan, (iv) claims brought on behalf of shareholders of Janus Capital Group Inc. on a derivative basis against the Board of Directors of Janus Capital Group Inc. and (v) claims by a putative class of shareholders of Janus Capital Group Inc. asserting claims on behalf of the shareholders. Each of the five complaints names Janus Capital Group Inc. and/or Janus Capital Management LLC as a defendant. In addition, the following are named as defendants in one or more of the actions: Janus Investment Fund; Janus Aspen Series; Janus Adviser Series; Janus Distributors LLC; Enhanced Investment Technologies, LLC (“INTECH”); Bay Isle Financial LLC,; Perkins, Wolf, McDonnell and Company, LLC; the Advisory Committee of the Janus 401(k) plan; and the current or former directors of Janus Capital Group Inc.

One market timing lawsuit, based on allegations that Janus failed adequately to implement fair value pricing was remanded to the Illinois state circuit court for Madison County, Illinois. However, the Seventh Circuit Court of Appeals unanimously reversed the remand orders and ordered the dismissal of the complaint and the state law claims due to federal preemption. In early 2005, a lawsuit was filed in the State of Kansas alleging violations under Kansas law based on Janus’ involvement in the market timing allegations (Allison v. Janus, et al. 05CV00873). Also, the Attorney General’s Office for the State of West Virginia recently filed a market timing related civil action against Janus and several other non-affiliated mutual fund companies, claiming violations under the West Virginia Consumer Credit and Protection Act. The civil action requests certain monetary penalties, among other relief.

Janus’ provision for the mutual fund investigation for the three-month period ended March 31, 2005, represents an insurance recovery of $6.0 million related to expenses incurred in prior periods as a result of such investigation, net of certain current period expenses directly associated with the SEC and NYAG settlement orders and ongoing civil litigation. Additional expenses related to these issues may be recoverable from Janus’ insurance carriers, but Janus is unable to assess the outcome of these claims at this time.

Excessive Fee Litigation

Three lawsuits were filed in April 2004 against Janus and related entities challenging the investment advisory fees charged by Janus to certain funds managed by Janus. These actions were filed by fund investors in federal courts in the Western District of Missouri (Fleisher, et al. v. Janus Capital Management LLC, et al., Case Number 04-4062-SOW) and the Southern District of Illinois (Sins, et al. v. Janus Capital Management LLC, et al., Case Number 04-WM-1647), and in state court in Madison County, Illinois (Dressel, et al. v. Janus Capital Corporation, Case Number 04-00303-DRH). Fleisher and Sins asserted breach of fiduciary duty under Section 36(b) of the Investment Company Act, and Dressel asserted a claim for breach of contract. The Dressel action has been voluntarily dismissed by the plaintiff, and the Fleisher and Sins actions have been consolidated and transferred to the U.S. District Court for the District of Colorado. Discovery is required to be completed by November 2005. The plaintiffs in the consolidated case seek declaratory and injunctive relief and an unspecified amount of damages. At this stage of the litigation, Janus is unable to estimate the expense or exposure, if any, that it may represent.

Class Action Claims Litigation

On January 11, 2005, Janus and related entities were named as defendants in a class action complaint relating to the submission of claims as class members under numerous class actions. Davis v. Bailey, et al. (Case Number 05-MK-42) was filed in the U.S. District Court for the District of Colorado. The Davis action was filed on behalf of fund investors and alleges that Janus failed to make appropriate filings to ensure that the Janus mutual funds participated in various class action settlements and that Janus and others thereby breached fiduciary duties owed to mutual fund shareholders. The action asserts claims under Sections 36(a) and (b), and 47(b) of the Investment Company Act and for breach of fiduciary duty.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. (“Janus” or the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1, Business, under “Risk Factors,” in Janus’ Annual Report on Form 10-K for the year ended December 31, 2004. Janus cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Janus’ Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer, chief financial officer and controller) (the “Officer Code”); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees of the board of directors (including the Audit, Compensation and Nominating and Corporate Governance committees) are available on its website (www.Janus.com), and printed copies are available to any shareholder upon request by calling Janus at (303) 691-3905. Any future amendments to or waivers of the Officer Code will be posted to the Janus website.

Results of Operations

Overview

Janus Capital Group Inc. and its consolidated subsidiaries sponsor, market and provide investment advisory, distribution and administrative services to mutual funds and separate accounts in both domestic and international markets (the “Investment Management segment”). The Company also owns a printing and fulfillment business (the “Printing and Fulfillment segment”). Janus’ revenues are largely dependent on its Investment Management segment. Revenues are driven by the total value and composition of assets under management. Managed assets primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets, relative investment performance, net flows and changes in the composition of assets under management are all factors that have a direct effect on the Company’s operating results.

Highlights for the current quarter include:

•	Assets under management decreased $6.8 billion from December 31, 2004, to $132.2 billion, caused by market depreciation of $2.6 billion combined with net long-term (non-money market) outflows of $1.9 billion, and net money market outflows of $2.3 billion.

•	As of March 31, 2005, approximately 68% of the funds in the Company’s primary fund family, Janus Investment Fund (“JIF”) were in the top half of their Lipper categories on a three-year total return basis and more than 65% of the JIF funds were in the top half of their Lipper categories on a one-year total return basis.

•	Janus earned net income of $19.6 million, or $0.09 per diluted share.

•	Janus repurchased 7.0 million shares of its common stock at a total price of $100.0 million under its $500 million stock repurchase authorization.

INVESTMENT MANAGEMENT SEGMENT

Assets Under Management and Flows

The following table and graph present the components of the change in Janus’ quarterly assets under management in 2005 and 2004 (in billions):

	Three Months Ended March 31,
	2005	2004
Beginning of period assets	$139.0	$151.5
Long-term sales	6.3	6.2
Long-term redemptions	(8.2)	(13.9)

Net redemptions	(1.9)	(7.7)
Net money market redemptions	(2.3)	(2.8)
Market appreciation (depreciation)	(2.6)	4.0

End of period assets	$132.2	$145.0

Average assets under management	$133.8	$148.4

Janus’ assets under management totaled $132.2 billion at March 31, 2005, a decrease of $12.8 billion, or 8.8%, in comparison to $145.0 billion at March 31, 2004. This decrease over the 12-month period is attributable to net long-term outflows of $15.2 billion, net money market outflows of $4.6 billion and positive equity market returns, which led to $7.0 billion of appreciation. Management often is not able to determine the specific reasons why shareholders redeem or invest with Janus; however these improving trends may be the result of improving investment performance, the regulatory settlement or increased brand advertising.

Results of Operations

	Three months ended March 31,
	2005	2004
	(in millions)
Revenues:
Investment management fees	$173.1	$199.2
Shareowner servicing fees and other	42.9	50.7

Total	216.0	249.9

Operating Expenses:
Employee compensation and benefits	71.3	60.5
Long-term incentive compensation	19.0	26.0
Marketing and fulfillment	9.7	4.1
Distribution	27.1	34.8
Depreciation and amortization	10.2	14.0
General, administrative and occupancy	32.1	33.3
Restructuring and impairments	5.5	14.2
Mutual fund investigation charges, net of recoveries	(3.3)	59.0

Total	171.6	245.9

Operating Income	44.4	4.0

Interest expense	(7.2)	(14.8)
Other income, net	9.0	3.2
Income tax provision	(22.4)	(12.4)
Equity in earnings of unconsolidated affiliates	1.7	1.1
Minority interest in consolidated earnings	(4.1)	(1.8)

Net Income (Loss)	$21.4	$(20.7)

Three Months Ended March 31, 2005, Compared with Three Months Ended March 31, 2004

Revenues

Investment management fees are generally based upon a percentage of the market value of assets under management and are calculated under contractual agreements with the Company’s mutual funds, subadvised relationships and separate accounts. Investment management fees decreased 13.1% to $173.1 million, driven by the decline in average assets under management of 9.8% combined with the July 1, 2004, settlement-mandated reduction in management fees, which totaled $5.5 million during the first quarter 2005. This decline was partially offset by a $6.4 million increase in performance fee revenue from certain Enhanced Investment Technologies, LLC (“INTECH”) institutional accounts. Performance fees are based on the performance of the client account as compared to the established benchmark over a stated period of time and are recognized at the end of the contractual period if the stated performance criteria are achieved.

Shareowner servicing fees are based on a percentage of average assets under management in JIF. Such fees declined $6.0 million, or 16%, consistent with the decrease in average JIF assets.

Expenses

Employee compensation and benefits increased $10.8 million from the same period last year, due in part to increases in portfolio management incentive compensation driven by the continued improvement of relative fund performance. Effective January 1, 2005, all of Janus’ Denver-based portfolio managers agreed to a new compensation plan that is tied to one- and three-year relative fund performance, with greater emphasis on three-year results. Under previous incentive agreements, compensation was determined based on relative fund performance combined with the revenue generated from assets managed, which resulted in an expense largely variable with assets under management and revenue. The new plan significantly reduced the asset-based component.

Long-term incentive compensation declined $7.0 million, caused by a prior grant becoming fully amortized at the end of 2004 combined with a decline in the overall amortization from former employees’ forfeitures of unvested stock-based awards. These decreases were partially offset by the annual long-term incentive award granted during the first quarter of 2005. This grant was made in a combination of stock options, restricted stock and mutual fund units, which totaled $7.4 million, $10.9 million and $10.0 million, respectively, and will be recognized over a weighted average period of 4.0 years. These awards are subject to accelerated vesting if certain performance criteria are achieved.

Marketing and fulfillment expenses increased $5.6 million due to increased television and print advertising. As a result of the mutual fund investigation, Janus significantly decreased its advertising spending during the first half of 2004. Subsequent to the settlement, Janus increased its advertising spending with the purpose of re-establishing the Janus brand in the marketplace.

Distribution expense decreased 22.1%, or $7.7 million, as a result of a similar decline in average assets under management subject to third-party concessions. Distribution fees are based on a contractual percentage of the market value of assets under management distributed through the third-party or adviser-assisted segment.

Depreciation and amortization decreased as a result of a decline in the amortization of deferred commissions of approximately $2.0 million and certain fixed assets becoming fully depreciated during 2004. Commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized generally over four years. The decrease in the amortization rate was caused by lower sales of products subject to such commissions.

Mutual fund investigation charges for the three-month period ended March 31, 2005, represent an insurance recovery of $6.0 million related to expenses incurred in prior periods as a result of the investigation, net of certain current period expenses directly associated with the SEC and New York Attorney General (“NYAG”) settlement orders and ongoing civil litigation.

Interest expense decreased $7.6 million as a result of the retirement of debt during the second quarter 2004.

The increase in other income is attributable to a gain of $4.1 million on the sale of $22.8 million of investments in advised funds.

On March 31, 2005, 1.3 million shares of Janus common stock vested at a price significantly below the 2002 grant price of approximately $26 per share. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, the difference between the book expense and the tax deduction is recognized at the vesting date. This vesting resulted in a permanent book-tax difference, causing an effective tax rate of 46.8% in the first quarter 2005.

PRINTING AND FULFILLMENT SEGMENT

Business Overview

The operating business of Capital Group Partners, Rapid Solutions Group (“RSG”), provides clients with digital and offset printing and fulfillment services. The digital operation focuses on providing clients with communication solutions using leading-edge print-on-demand technology and software applications that support the process of improving the effectiveness of customer communication through personalization and customization. The offset printing operations provide customers with full-service graphic and design solutions through prepress services and high-speed, high-quality offset printing, including direct marketing packages, brochures, preprinted base stock and collateral pieces.

Results of Operations

	Three months ended March 31,
	2005	2004
	(in millions)
Printing and fulfillment revenue	$18.7	$17.8
Out-of-pocket reimbursements	4.3	6.7

Total revenue	23.0	24.5

Cost of printing and fulfillment	(17.3)	(16.1)
Out-of-pocket expenses	(4.3)	(6.7)
Selling, general and administrative expenses	(4.5)	(4.2)

Operating loss	(3.1)	(2.5)
Operating margin	-13%	-10%

Other income, net	0.3	—
Tax benefit	1.0	1.1

Net loss	$(1.8)	$(1.4)

RSG’s operating margin decreased slightly to -13% in the first quarter 2005 compared to -10% in the same period last year, caused by a 6% decline in total revenue and a 3% decline in total operating expenses. The decrease in revenue was caused by a decrease in out-of-pocket reimbursements of $2.4 million partially offset by an increase in printing and fulfillment revenue of $0.9 million from a moderate increase in sales. Out-of-pocket reimbursements represent postage and mailing expenses incurred by RSG on behalf of its customers and generally vary from period to period. The decrease in operating expenses was caused primarily by the decline in out-of-pocket reimbursed expenses, offset by a slight increase in production materials and labor.

Liquidity and Capital Resources

Cash Flows

A summary of consolidated cash flow data for the three-month periods ended March 31, 2005 and 2004, is as follows (in millions):

	2005	2004
Cash flows provided by (used for):
Operating activities	$43.8	$78.3
Investing activities	(5.8)	(20.7)
Financing activities	(110.3)	(1.9)

Net change in cash and cash equivalents	(72.3)	55.7
Balance beginning of period	527.1	1,222.8

Balance end of period	$454.8	$1,278.5

Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital expenditures. Cash provided by operating activities in the first three months of 2005 totaled $43.8 million compared to $78.3 million in the comparable 2004 period. This decrease is attributable to lower average assets under management and revenue during the three months ended March 31, 2005, as compared to the same period in 2004 combined with significant accruals recorded during the first quarter of 2004 related to the mutual fund investigation, which were paid during the third quarter of 2004.

Net cash expended for investing activities in the first quarter of 2005 and 2004 related primarily to investments in advised funds and other securities.

Cash used for financing activities for the three-month period ended March 31, 2005, consists primarily of common stock repurchases of $106.2 million.

Future Capital Requirements

Janus believes current cash and cash equivalents plus expected cash flows from operations in 2005 should be sufficient to satisfy its short-term capital requirements. In addition to cash required for normal operations, expected short-term uses of cash include ongoing common stock repurchases, income tax payments, interest payments on outstanding debt and seed money investments.

Other Sources of Liquidity

Credit Facility

On October 20, 2004, the Company entered into a $200 million 364-Day Competitive Advance and Revolving Credit Facility Agreement (“Credit Facility”) with a syndicate of banks. The facility contains a number of financial covenants such as a specified financing leverage, minimum net worth, earnings and fixed charge coverage. At March 31, 2005, Janus is in compliance with all covenants and there are no borrowings under this facility.

Shelf Registration

The Company has effective a Shelf Registration Statement (“Shelf Registration”) with the SEC, under which Janus could issue up to $800 million in aggregate issue price of Janus’ common stock, preferred stock and debt securities. At March 31, 2005, $600 million of securities were available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

As of March 31, 2005, Janus evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Steve Scheid, Chief Executive Officer, and Loren Starr, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Scheid and Starr concluded that as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.

There has been no change in Janus’ internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 5 — Mutual Fund Investigation.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Janus’ Board of Directors has authorized the repurchase up to $500 million of Janus common stock. This authorization expires December 31, 2006. During the first quarter of 2005, Janus repurchased 7.0 million shares at an aggregate cost of $100.0 million under the $500 million repurchase authorization. The Company cautions that there are no assurances that any future repurchases will actually occur.

In addition to this program, for the three months ended March 31, 2005, Janus repurchased 444,515 shares for $6.2 million as a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards. These repurchases were made directly from Janus employees.

	(a) Total		(c) Total Number of	(d) Maximum Number (or
	Number of		Shares (or Units)	Approximate Dollar Value) of
	Shares (or		Purchased as Part of	Shares (or Units) that May Yet Be
	Units)	(b) Average Price Paid Per	Publicly Announced Plans	Purchased Under the Plans or
Period	Purchased	Share (or Unit)	or Programs	Programs
January 1, 2005 - January 31, 2005	820,955	$14.51	778,800	$405million
February 1, 2005 - February 28, 2005	3,524,800	$14.34	3,524,800	$354million
March 1, 2005 - March 31, 2005	3,101,660	$14.05	2,699,300	$316million
Total	7,447,415	$14.24	7,002,900

Item 6.	Exhibits.

a) Exhibits

31.1	Certification of Steven L. Scheid, Chairman of the Board and Chief Executive Officer of Registrant

31.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant

32.1	Certification of Steven L. Scheid, Chairman of the Board and Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Lipper ratings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2005

     Janus Capital Group Inc.

/s/ Steven L. Scheid
Steven L. Scheid,
Chairman of the Board and
Chief Executive Officer

/s/ Loren M. Starr
Loren M. Starr,
Senior Vice President and
Chief Financial Officer

/s/ Gregory A. Frost
Gregory A. Frost,
Senior Vice President and Controller (Principal
Accounting Officer)

JANUS CAPITAL GROUP INC.

INDEX TO EXHIBITS

		Regulation S-K
Exhibit		Item 601 (b)
No.	Document	Exhibit No.
31.1	Certification of Steven L. Scheid, Chairman of the Board and Chief Executive Officer of Registrant	31

31.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Steven L. Scheid, Chairman of the Board and Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Loren M. Starr, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

99.1	Lipper ratings	99