Form 10-Q
period 2005-06-30
JANUS CAPITAL GROUP INC
filed 2005-08-09
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2005, there were 222,887,779 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
JANUS CAPITAL GROUP INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions)

	June 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$575.9	$527.1
Accounts receivable	112.0	125.2
Investments	94.3	279.2
Income taxes receivable	22.9	71.5
Other current assets	41.0	62.3

Total current assets	846.1	1,065.3

Investments and other assets	322.0	240.9
Property and equipment (net of accumulated depreciation of $128.7 and $120.9, respectively)	61.0	62.0
Intangibles, net	1,305.5	1,316.2
Goodwill	1,083.2	1,083.2

Total assets	$3,617.8	$3,767.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4.8	$7.8
Accrued compensation and benefits	51.9	64.7
Other accrued liabilities	88.9	82.1

Total current liabilities	145.6	154.6

Long-term debt	376.9	377.5
Deferred income taxes	402.2	435.8
Other liabilities	59.7	60.1

Total liabilities	984.4	1,028.0

Commitments and contingencies

Minority interest in consolidated subsidiaries	2.9	5.1

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	2.2	2.3
Additional paid-in capital	19.2	152.8
Retained earnings	2,599.9	2,563.7
Accumulated other comprehensive income	9.2	15.7

Total stockholders’ equity	2,630.5	2,734.5

Total liabilities and stockholders’ equity	$3,617.8	$3,767.6

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Investment management fees	$167.3	$187.9	$340.4	$387.1
Shareowner servicing fees and other	41.4	47.3	84.3	98.0
Printing and fulfillment	20.6	23.6	43.6	48.1

Total	229.3	258.8	468.3	533.2

Operating Expenses:
Employee compensation and benefits	70.7	72.5	143.5	134.5
Long-term incentive compensation	18.6	25.4	37.6	51.5
Marketing and fulfillment	9.0	8.8	18.7	12.9
Distribution	25.9	31.6	53.0	66.4
Depreciation and amortization	11.3	14.4	23.5	30.2
General, administrative and occupancy	39.6	36.2	72.7	70.3
Cost of printing and fulfillment	20.4	22.3	42.0	45.1
Restructuring and impairments	—	—	5.5	14.2
Mutual fund investigation charges, net of recoveries	(6.0)	6.0	(9.3)	65.0

Total	189.5	217.2	387.2	490.1

Operating Income	39.8	41.6	81.1	43.1

Interest expense	(7.2)	(11.6)	(14.4)	(26.4)
Other income, net	11.4	2.9	20.7	6.1
Loss on early extinguishment of debt	—	(55.5)	—	(55.5)
Gain on disposition of DST common shares	—	228.0	—	228.0
Income tax provision	(15.7)	(78.7)	(37.1)	(90.0)
Equity in earnings of unconsolidated affiliates	1.7	1.6	3.4	2.7
Minority interest in consolidated earnings	(4.3)	(2.2)	(8.4)	(4.0)

Net Income	$25.7	$126.1	$45.3	$104.0

Earnings per Share:
Basic	$0.12	$0.54	$0.20	$0.45
Diluted	$0.12	$0.54	$0.20	$0.45
The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Six months ended
	June 30,
	2005	2004
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$45.3	$104.0
Adjustments to net income:
Depreciation and amortization	26.4	31.5
Deferred income taxes	(0.7)	(51.7)
Minority interest in consolidated earnings	8.4	4.0
Restructuring and impairment charges	5.5	14.2
Amortization of long-term incentive compensation	37.6	46.9
Gain on disposition of DST common shares	—	(228.0)
Loss on early extinguishment of debt	—	55.5
Payment of deferred commissions	(2.1)	(6.6)
Other, net	(0.7)	1.9
Changes in working capital items:
Accounts receivable	13.3	8.0
Other current assets	(13.8)	(1.2)
Accounts payable and accrued compensation payable	(13.5)	(18.3)
Other accrued liabilities	38.2	163.1

Net operating	143.9	123.3

Investing Activities:
Purchase of property and equipment	(9.7)	(15.8)
Payments for business previously acquired	(5.8)	(5.8)
Purchase of investments	(136.2)	(22.1)
Proceeds from disposition of DST common shares	—	336.2
Proceeds from sales and maturities of investments	229.3	0.4
Other, net	—	1.8

Net investing	77.6	294.7

Financing Activities:
Repayment of long-term debt	—	(529.0)
Proceeds from stock plans	5.0	6.1
Repurchase of common stock	(164.9)	(7.5)
Distributions to minority interest	(10.6)	(6.7)
Other, net	(2.2)	(3.1)

Net financing	(172.7)	(540.2)

Cash and Cash Equivalents:
Net increase (decrease)	48.8	(122.2)
At beginning of period	527.1	1,222.8

At end of period	$575.9	$1,100.6

Supplemental cash flow information:
Cash paid for interest	$13.6	$27.5
Cash paid for income taxes	$3.9	$35.7
The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in Millions, Except Per Share)

					Accumulated
			Additional		Other	Total
		Common	Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Income	Equity
Balance at December 31, 2003	239.2	$2.4	$137.0	$2,403.8	$135.1	$2,678.3
Comprehensive income:
Net income				169.5		169.5
Net unrealized gain on investments					21.9	21.9
Reclassification for gains included in net income					(141.4)	(141.4)
Foreign currency translation adjustment					0.1	0.1

Comprehensive income						50.1
Amortization of stock-based compensation			87.2			87.2
Issuances and forfeitures of restricted stock awards	0.4		13.5			13.5
Tax impact of stock-based compensation			3.2			3.2
Stock option exercises	1.4		11.2			11.2
Common stock repurchased	(6.6)	(0.1)	(99.6)			(99.7)
Change of interest in subsidiaries			0.3			0.3
Common stock dividends ($0.04 per share)				(9.6)		(9.6)

Balance at December 31, 2004	234.4	2.3	152.8	2,563.7	15.7	2,734.5
Comprehensive income:
Net income				45.3		45.3
Net unrealized gain on investments					0.7	0.7
Reclassification for gains included in net income					(5.4)	(5.4)
Foreign currency translation adjustment					(1.8)	(1.8)

Comprehensive income						38.8
Amortization of stock-based compensation			37.2			37.2
Issuances and forfeitures of restricted stock awards	0.9		2.3			2.3
Tax impact of stock-based compensation			(13.7)			(13.7)
Stock option exercises	0.5		5.2			5.2
Common stock repurchased	(11.5)	(0.1)	(164.8)			(164.9)
Change of interest in subsidiaries			0.2			0.2
Common stock dividends ($0.04 per share)				(9.1)		(9.1)

Balance at June 30, 2005	224.3	$2.2	$19.2	$2,599.9	$9.2	$2,630.5

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
As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Janus elected to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004) “Share-Based Payment,” effective October 1, 2004, and restated prior years’ financial statements using the modified retrospective approach.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$25.7	$126.1	$45.3	$104.0

Weighted average common shares outstanding	221.0	232.2	223.5	231.3
Dilutive effect of stock options, ESPP and unvested restricted stock	0.8	1.8	0.8	1.8

Weighted average diluted common shares outstanding	221.8	234.0	224.3	233.1

Basic earnings per share	$0.12	$0.54	$0.20	$0.45

Diluted earnings per share	$0.12	$0.54	$0.20	$0.45

The following securities have been excluded from the earnings per share computations as their inclusion would be antidilutive:
•	Stock options that have an exercise price greater than the average market price of Janus’ common stock (for the three-month periods ended June 30, 2005 and 2004, approximately 14.9 million and

9.1 million options, respectively, and for the six-month periods ended June 30, 2005 and 2004, approximately 10.7 million and 4.3 million options, respectively); and
•	4.8 million and 6.6 million shares of unvested restricted stock at June 30, 2005 and 2004, respectively.
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
The Printing and Fulfillment segment derives revenue from digital printing of marketing and compliance communications, fulfillment services and offset printing.
The following is a summary of financial information concerning the segments (in millions):

	Three Months Ended June 30,
	Investment	Printing and
	Management	Fulfillment	Consolidated
2005:
Revenues	$208.7	$20.6	$229.3
Net income (loss)	$28.1	$(2.4)	$25.7
2004:
Revenues	$235.2	$23.6	$258.8
Net income (loss)	$128.3	$(2.2)	$126.1

	Six Months Ended June 30,
	Investment	Printing and
	Management	Fulfillment	Consolidated
2005:
Revenues	$424.7	$43.6	$468.3
Net income (loss)	$49.5	$(4.2)	$45.3
2004:
Revenues	$485.1	$48.1	$533.2
Net income (loss)	$107.6	$(3.6)	$104.0

Note 5 – Legal Proceedings
Janus is subject to various legal proceedings arising from normal business operations. Based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial condition of the Company, although there can be no assurances. In the course of ongoing reviews of legal proceedings, Janus increased its litigation reserves by $7.0 million during the second quarter 2005.
Market Timing Litigation
In connection with the market timing investigations by the New York Attorney General (“NYAG”) and the SEC, Janus is a defendant in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case Number MDL No. 1586, 04-MD-15863, U.S. District Court for the District of Maryland). There are five amended complaints in these coordinated proceedings, including (i) claims by a putative class of Janus fund investors asserting claims on behalf of the investor class, (ii) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds, (iii) claims on behalf of participants in the Janus 401(k) plan, (iv) claims brought on behalf of shareholders of Janus on a derivative basis against Janus’ Board of Directors and (v) claims by a putative class of Janus shareholders asserting claims on behalf of the shareholders. Each of the five complaints names Janus and/or Janus Capital Management LLC as a defendant. In addition, the following are named as defendants in one or more of the actions: Janus Investment Fund; Janus Aspen Series; Janus Adviser Series; Janus Distributors LLC; Enhanced Investment Technologies, LLC (“INTECH”); Bay Isle; Perkins, Wolf, McDonnell and Company, LLC; the Advisory Committee of the Janus 401(k) plan; and the current or former directors of Janus.
Janus’ provision for the market timing investigation for the six-month period ended June 30, 2005, represents an insurance recovery of $14.4 million related to legal expenses incurred in prior periods as a result of such investigation, net of current period expenses directly associated with the SEC and NYAG settlement orders and ongoing civil litigation. Additional expenses related to these issues may be recoverable from Janus’ insurance carriers, but Janus is unable to assess the outcome of these claims at this time.
As previously disclosed, the Attorney General’s Office for the State of West Virginia recently filed a market timing related civil action against Janus and several other non-affiliated mutual fund companies, claiming violations under the West Virginia Consumer Credit and Protection Act. The civil action requests certain monetary penalties, among other relief. Janus has filed a motion to remove the case to federal court and transfer it to the U.S. District Court of Baltimore, Maryland under the pending MDL case described in the preceding paragraph. The previously disclosed lawsuit filed in the State of Kansas (Allison v. Janus, et al. 05CV00873) has been settled for a de minimis amount.
Excessive Fee Litigation
Janus and related entities are defendants in a consolidated lawsuit in the U.S. District Court for the District of Colorado (Fleisher, et al. v. Janus Capital Management LLC, et al., Case Number 04-MK-2395), challenging the investment advisory fees charged by Janus to certain funds managed by Janus. The action was filed by fund investors asserting breach of fiduciary duty under Section 36(b) of the Investment Company Act. Discovery is required to be completed by November 2005. The plaintiffs seek declaratory and injunctive relief and an unspecified amount of damages.
Class Action Claims Litigation
Janus and related entities are named defendants in a class action complaint relating to the submission of claims as class members under numerous class actions (Davis v. Bailey, et al., Case Number 05-MK-42, U.S. District Court for the District of Colorado). The Davis action was filed on behalf of fund investors and alleges that Janus failed to make appropriate filings to ensure that the Janus mutual funds participated in various class action settlements and that Janus and others thereby breached fiduciary duties owed to mutual fund shareholders. The action asserts claims under Sections 36(a) and (b), and 47(b) of the Investment Company Act and for breach of fiduciary duty.
Discovery is scheduled to be completed in the first half of 2006, and the pretrial conference is set for June 12, 2006.
Management believes that the claims made in the civil actions described above have little or no merit and intends to defend against them.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. (“Janus” or the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in our filings with the SEC, including those in Part I, Item 1, Business, under “Risk Factors,” in Janus’ Annual Report on Form 10-K for the year ended December 31, 2004. Janus cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Available Information
Copies of Janus’ filings with the Securities and Exchange Commission (“SEC”) can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information can be obtained about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
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

Results of Operations
Overview
Janus and its consolidated subsidiaries sponsor, market and provide investment advisory, distribution and administrative services to mutual funds and separate accounts in both domestic and international markets (the “Investment Management segment”). The Company also owns a printing and fulfillment business (the “Printing and Fulfillment segment”). Janus’ revenues are largely dependent on its Investment Management segment. Revenues are driven by the total value and composition of assets under management. Managed assets primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets, relative investment performance, net flows and changes in the composition of assets under management are all factors that have a direct effect on the Company’s operating results.
Highlights for the current quarter include:
•	Assets under management decreased $1.5 billion from March 31, 2005, to $130.3 billion, caused by net long-term (non-money market) outflows of $2.1 billion, net money market outflows of $1.8 billion, and dispositions of $0.2 billion, partially offset by market appreciation of $2.6 billion.

•	Long-term net outflows continue to improve, driven primarily by increased gross sales of Enhanced Investment Technologies, Inc. (“INTECH”) products.

•	As of June 30, 2005, approximately 59% of the funds in the Company’s primary fund family, Janus Investment Fund (“JIF”), were in the top half of their Lipper categories on a three-year total return basis and 65% of the JIF funds were in the top half of their Lipper categories on a one-year total return basis.

•	Janus earned net income of $25.7 million, or $0.12 per diluted share.

•	Janus repurchased 3.8 million shares of its common stock at a total price of $55.3 million under its $500 million stock repurchase authorization.
INVESTMENT MANAGEMENT SEGMENT
Assets Under Management and Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning of period assets	$131.8	$145.0	$139.0	$151.5
Long-term sales	6.9	5.6	13.2	11.8
Long-term redemptions	(9.0)	(13.6)	(17.2)	(27.5)

Net redemptions	(2.1)	(8.0)	(4.0)	(15.7)
Net money market redemptions	(1.8)	(1.9)	(4.1)	(4.7)
Disposition	(0.2)	—	(0.2)	—
Market appreciation (depreciation)	2.6	0.3	(0.4)	4.3

End of period assets	$130.3	$135.4	$130.3	$135.4

Average assets under management	$129.3	$138.6	$131.5	$143.5
Janus’ assets under management totaled $130.3 billion at June 30, 2005, a decrease of $5.1 billion, or 3.8%, in comparison to $135.4 billion at June 30, 2004. This decrease over the 12-month period is attributable to net long-term outflows of $8.8 billion, net money market outflows of $4.5 billion and dispositions of $0.8 billion, offset by $9.0 billion of market appreciation.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Revenues:
Investment management fees	$167.3	$187.9	$340.4	$387.1
Shareowner servicing fees and other	41.4	47.3	84.3	98.0

Total	208.7	235.2	424.7	485.1

Operating Expenses:
Employee compensation and benefits	69.4	70.7	140.7	131.2
Long-term incentive compensation	18.5	25.4	37.5	51.4
Marketing and fulfillment	9.0	8.8	18.7	12.9
Distribution	25.9	31.6	53.0	66.4
Depreciation and amortization	9.4	12.3	19.6	26.3
General, administrative and occupancy	38.6	35.2	70.7	68.5
Restructuring and impairments	—	—	5.5	14.2
Mutual fund investigation charges, net of recoveries	(6.0)	6.0	(9.3)	65.0

Total	164.8	190.0	336.4	435.9

Operating Income	43.9	45.2	88.3	49.2

Interest expense	(7.2)	(11.6)	(14.4)	(26.4)
Other income, net	11.1	2.5	20.1	5.7
Loss on early extinguishment of debt	—	(55.5)	—	(55.5)
Gain on disposition of DST common shares	—	228.0	—	228.0
Income tax provision	(17.1)	(79.7)	(39.5)	(92.1)
Equity in earnings of unconsolidated affiliates	1.7	1.6	3.4	2.7
Minority interest in consolidated earnings	(4.3)	(2.2)	(8.4)	(4.0)

Net Income	$28.1	$128.3	$49.5	$107.6

Three Months Ended June 30, 2005, Compared with Three Months Ended June 30, 2004
Revenues
Investment management fees are generally based upon a percentage of the market value of assets under management and are calculated under contractual agreements with the Company’s mutual funds, subadvised relationships and separate accounts. Investment management fees decreased 11.0% to $167.3 million, driven by the decline in average assets under management of 6.7% combined with the July 1, 2004, settlement-mandated reduction in management fees, which totaled $5.0 million during the second quarter 2005. This decline was partially offset by a $3.7 million increase in performance fee revenue from certain INTECH institutional accounts. Performance fees are based on the performance of the client account as compared to the established benchmark over a stated period of time. Performance fees are recognized at the end of the contractual period if the stated performance criteria are achieved.
Shareowner servicing fees and other revenue decreased $5.9 million due primarily to a $4.5 million decline in shareholder servicing fees, which are based on a percentage of average assets under management in JIF. The decrease in fees is consistent with the decrease in average JIF assets under management.

Expenses
Employee compensation and benefits decreased $1.3 million from the same period last year due to decreased severance charges partially offset by increased incentive compensation. During the three months ended June 30, 2005, a $3.2 million severance charge was incurred as a result of the separation of Janus’ former Chief Financial Officer (“CFO”) compared to $18.2 million in severance charges recorded during the second quarter 2004 related to the separation of a former executive and a portfolio manager. The increase in incentive compensation was driven by the continued improvement of relative fund performance. Effective January 1, 2005, all of Janus’ Denver-based portfolio managers agreed to a new compensation plan that is primarily tied to one- and three-year relative fund performance, with greater emphasis on three-year results. Under previous incentive agreements, compensation was determined based on relative fund performance combined with the revenue generated from assets managed, which resulted in an expense largely variable with assets under management and revenue. The new plan significantly reduced the asset-based component.
Long-term incentive compensation declined $6.9 million, caused by a prior restricted stock grant becoming fully amortized at the end of 2004 combined with a decline in the overall amortization from former employees’ forfeitures of unvested stock-based awards. In addition, the second quarter of 2004 included a $3.4 million accelerated vesting charge related to the separation of a former executive.
Distribution expense decreased 18.0%, or $5.7 million, as a result of a similar decline in average assets under management subject to third-party concessions. Distribution fees are based on a contractual percentage of the market value of assets under management distributed through the third-party intermediaries.
Depreciation and amortization decreased as a result of a decline in the amortization of deferred commissions of approximately $1.3 million, leasehold improvements of approximately $1.2 million and certain fixed assets becoming fully depreciated during 2004. Commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized generally over four years. The decrease in the amortization rate was caused by lower sales of products subject to such commissions. The decrease in leasehold improvements is attributable to the closure of certain facilities in Westport, Connecticut, and Denver, Colorado.
General, administrative and occupancy expenses increased due to a $7.0 million increase in litigation reserves partially offset by lower rent expense attributable to the closure of certain facilities.
Mutual fund investigation charges, net of recoveries, for the three-month period ended June 30, 2005, represent an insurance recovery of $8.4 million related to legal expenses incurred in prior periods as a result of the investigation, net of $2.4 million of current period expenses directly associated with the SEC and New York Attorney General (“NYAG”) settlement orders and ongoing civil litigation.
Interest expense decreased $4.4 million as a result of the retirement of debt during the second quarter 2004.
The increase in other income is primarily attributable to a gain of $5.8 million on the sale of certain investments in advised funds.
Minority interest represents the minority share of income attributable to INTECH. The growth in assets under management resulted in an increase in INTECH’s earnings over the comparable period in the prior year.
Six Months Ended June 30, 2005, Compared with Six Months Ended June 30, 2004
Revenues
Investment management fees decreased 12.1% to $340.4 million, driven by the decline in average assets under management of 8.4% combined with the July 1, 2004, settlement-mandated reduction in management fees, which totaled $10.5 million during the first six months of 2005. This decline was partially offset by a $10.2 million increase in performance fee revenue from certain INTECH institutional accounts.

Shareowner servicing fees and other revenue declined $13.7 million, due primarily to a $10.5 million decrease in shareholder servicing fees. The decrease in fees is consistent with the decrease in average JIF assets under management.
Expenses
Employee compensation and benefits increased $9.5 million from the same period last year due to increases in incentive compensation partially offset by decreases in severance charges. The increase in incentive compensation is attributable to improved relative investment performance. A severance charge of $3.2 million related to the separation of Janus’ former CFO was recorded during the first six months of 2005, as compared to $22.2 million in severance charges in the first six months of 2004 related to the separation of two executives and a portfolio manager.
Long-term incentive compensation declined $13.9 million, caused by a prior restricted stock grant becoming fully amortized at the end of 2004 combined with a decline in the overall amortization from former employees’ forfeitures of unvested stock-based awards. These decreases were partially offset by long-term incentive awards granted during the first half of 2005. Grants made during the six months ended June 30, 2005, consisted of stock options, restricted stock and mutual fund units, which totaled $8.0 million, $12.7 million and $11.2 million, respectively, and will be recognized over a weighted average period of 4.0 years. These awards are subject to accelerated vesting if certain performance criteria are achieved.
Marketing and fulfillment expenses increased $5.8 million due to increased television and print advertising.
Distribution expense decreased 20.2%, or $13.4 million, as a result of a similar decline in average assets under management subject to third-party concessions.
Depreciation and amortization decreased as a result of a decline in the amortization of deferred commissions of approximately $3.3 million, decline in the amortization of certain leasehold improvements of approximately $2.5 million and certain fixed assets becoming fully depreciated during 2004.
Mutual fund investigation charges for the six-month period ended June 30, 2005, represent an insurance recovery of $14.4 million related to legal expenses incurred in prior periods as a result of the investigation, net of $5.1 million of current period expenses directly associated with the SEC and NYAG settlement orders and ongoing civil litigation.
Interest expense decreased $12.0 million as a result of the retirement of debt during the second quarter 2004.
The increase in other income is primarily attributable to a gain of $9.9 million on the sale of certain investments in advised funds.

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
Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Printing and fulfillment revenue	$16.8	$18.4	$35.5	$36.2
Out-of-pocket reimbursements	3.8	5.2	8.1	11.9

Total revenue	20.6	23.6	43.6	48.1

Cost of printing and fulfillment	(16.6)	(17.1)	(33.9)	(33.2)
Out-of-pocket expenses	(3.8)	(5.2)	(8.1)	(11.9)
Selling, general and administrative expenses	(2.4)	(2.8)	(4.9)	(5.2)
Depreciation and amortization	(1.9)	(2.1)	(3.9)	(3.9)

Operating loss	(4.1)	(3.6)	(7.2)	(6.1)
Operating margin	-20%	-15%	-17%	-13%

Other income, net	0.3	0.4	0.6	0.4
Tax benefit	1.4	1.0	2.4	2.1

Net loss	$(2.4)	$(2.2)	$(4.2)	$(3.6)

Operating margins declined in 2005 from the comparable three- and six-month periods in 2004 due to certain one-time digital printing services performed in 2004. Print volumes and revenue from ongoing services for fulfillment, digital printing and offset printing was comparable to the prior year. Expense reductions from the facility closure during the fourth quarter of 2004 were offset by increased depreciation related to the $16.6 million in capital expenditures made in the second half of 2004. Out-of-pocket reimbursements represent postage and mailing expenses incurred by RSG on behalf of its customers and generally vary from period to period.

Liquidity and Capital Resources
Cash Flows
A summary of consolidated cash flow data for the six-month periods ended June 30, 2005 and 2004, is as follows (in millions):

	2005	2004
Cash flows provided by (used for):
Operating activities	$143.9	$123.3
Investing activities	77.6	294.7
Financing activities	(172.7)	(540.2)

Net change in cash and cash equivalents	48.8	(122.2)
Balance beginning of period	527.1	1,222.8

Balance end of period	$575.9	$1,100.6

Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements. Cash provided by operating activities in the first six months of 2005 totaled $143.9 million compared to $123.3 million in the comparable 2004 period. This increase is primarily attributable to changes in working capital items, including the payment of income taxes in 2004 arising from the sale of DST Systems, Inc. (“DST”) common shares.
Investing activities during the first six months of 2005 related to the maturity of and reinvestment in U.S. treasury and government agency securities, combined with the sale of certain investments in advised funds. The source of cash for the same period in 2004 is attributable to cash proceeds received from the sale of the DST common shares.
Financing activities for the six months ended June 30, 2005, consisted of common stock repurchases of $164.9 million. The comparable period in 2004 included the $529.0 million repayment of long-term debt.
Other Sources of Liquidity
Credit Facility
On October 20, 2004, the Company entered into a $200 million 364-Day Competitive Advance and Revolving Credit Facility Agreement (“Credit Facility”) with a syndicate of banks. The facility contains a number of financial covenants such as a specified financing leverage ratio, minimum net worth, and earnings and fixed charge coverage ratios. At June 30, 2005, Janus is in compliance with all covenants and there are no borrowings under this facility.
Shelf Registration
The Company has effective a Shelf Registration Statement (“Shelf Registration”) with the SEC, under which Janus could issue up to $800 million in aggregate issue price of Janus’ common stock, preferred stock and debt securities. At June 30, 2005, $600 million of securities were available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has had no significant changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
As of June 30, 2005, Janus evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Steven Scheid, Chief Executive Officer, and David Martin, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Scheid and Martin concluded that as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.
There has been no change in Janus’ internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the first six months of 2005 that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1. Financial Statements, Note 5 – Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use Proceeds
Janus’ Board of Directors has authorized the repurchase of up to $500 million of Janus common stock, which expires December 31, 2006. During the first six months of 2005, Janus repurchased 10.8 million shares at an aggregate cost of $155.3 million under the $500 million repurchase authorization. The Company cautions that there are no assurances that any future repurchases will actually occur.
In addition to this program, for the six months ended June 30, 2005, Janus repurchased 677,183 shares for $9.6 million as a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards. These repurchases were made directly from Janus employees.

				(d) Maximum Number
				(or Approximate
				Dollar Value) of
			(c) Total Number of Shares (or	Shares (or Units)
	(a) Total Number of	(b) Average Price	Units) Purchased as Part of	that May Yet Be
	Shares (or Units)	Paid Per Share (or	Publicly Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs
January 1, 2005 - January 31, 2005	820,955	$14.51	778,800	$405 million
February 1, 2005 - February 28, 2005	3,524,800	$14.34	3,524,800	$354 million
March 1, 2005 - March 31, 2005	3,101,660	$14.05	2,699,300	$316 million
April 1, 2005 - April 30, 2005	1,833,398	$13.57	1,805,600	$292 million
May 1, 2005 - May 31, 2005	28,588	$13.55	—	$292 million
June 1, 2005 - June 30, 2005	2,172,882	$15.32	1,996,600	$261 million

Total	11,482,283	$14.33	10,805,100

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of Janus Capital Group Inc. was held in Denver, Colorado, on May 10, 2005. At that meeting, the stockholders considered and acted upon the following proposals:
The Election of Directors. By the vote reflected below, the stockholders elected the following individuals as directors for three-year terms:

Director	For	Withheld
Paul F. Balser	195,245,011	16,169,817
Gary D. Black	204,980,506	6,434,322
Robert Skidelsky	201,757,284	9,657,544
Proposal 2. The stockholders voted to ratify the appointment of Deloitte & Touche LLP as independent accountants.
This proposal is fully described in the Proxy Statement. Voting was as follows:

	For	Against	Abstain
Proposal 2	202,678,670	7,074,002	1,662,155
Proposal 3. The stockholders voted to approve the 2005 Long Term Incentive Stock Plan.
This proposal is fully described in the Proxy Statement. Voting was as follows:

	For	Against	Abstain
Proposal 3	124,289,024	64,247,922	1,867,159
Item 5. Other Information
Item 1.01 Entry into a Material Definitive Agreement.
Item 5.02 is incorporated herein by reference.
Item 1.02 Termination of a Material Definitive Agreement.
Item 5.02 is incorporated herein by reference. In keeping with the Company’s intention of eliminating a series of existing executive management employment contracts, Robin C. Beery, Executive Vice President, and the Company agreed to waive renewal of her January 1, 2003 Employment Agreement (see Exhibit 10.1) under the contract’s evergreen renewal provision. Ms. Beery’s agreement, which expires on December 31, 2005, is the last remaining executive management employment contract entered into in 2003. Ms. Beery will continue as the Company’s Chief Marketing Officer and Executive Vice President and as a member of the Executive Committee, and will continue to manage the Marketing Department and Retail Distribution business.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.
Departure of Principal Operating Officer
On August 5, 2005, the Company entered into a Transition Agreement (attached hereto as Exhibit 10.2) with Girard C. Miller, the Company’s Executive Vice President and Chief Operating Officer, providing that Mr. Miller will resign from the Company effective as of January 3, 2006. The Transition Agreement results in the termination of Mr. Miller’s Employment Agreement dated as of June 30, 2003 (see Exhibit 10.3) except for certain indemnification rights. Under the terms of the Transition Agreement, Mr. Miller will remain with the Company until January 3, 2006 and shall be entitled to receive his base salary and a 2005 bonus payment. In addition, the Company has agreed to pay Mr. Miller transition compensation as follows: (i) payments totaling one year of total target compensation ($2.75 million), (ii) an exchange of all outstanding stock options for restricted stock with similar terms and vesting schedules, subject to the accelerated vesting at year end of restricted stock representing approximately 10,200 exchanged stock options, (iii) certain benefits including participation in welfare benefit plans for 36 months, and (iv) the forfeiture of any long-term incentive awards that remain unvested on the separation date.
A copy of the Transition Agreement is attached hereto as Exhibit 10.2 and is incorporated herein by reference. The foregoing description is qualified in its entirety by reference to the full text of such exhibit.

Item 6. Exhibits

a)	Exhibits

10.1	Employment Agreement by and between Janus Capital Group Inc. and Robin C. Beery dated as of January 1, 2003, is hereby incorporated by reference from Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)

10.2	Transition Agreement by and between Janus Capital Group Inc. and Girard C. Miller dated as of August 5, 2005

10.3	Employment Agreement by and between Janus Capital Group Inc. and Girard C. Miller dated as of June 30, 2003, is hereby incorporated by reference from Exhibit 10.1 to the Company’s Periodic Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-15253)

10.4	Seventh Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective April 1, 2005

10.5	Eighth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective May 26, 2005

31.1	Certification of Steven L. Scheid, Chief Executive Officer of Registrant

31.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Steven L. Scheid, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Lipper Rankings

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2005

Janus Capital Group Inc.

/s/ Steven L. Scheid

Steven L. Scheid, Chief Executive Officer

/s/ David R. Martin

David R. Martin, Executive Vice President and Chief Financial Officer

/s/ Gregory A. Frost

Gregory A. Frost, Senior Vice President and Controller (Principal Accounting Officer)

JANUS CAPITAL GROUP INC.
INDEX TO EXHIBITS

Exhibit		Regulation S-K Item 601
No.	Document	(b) Exhibit No.
10.1	Employment Agreement by and between Janus Capital Group Inc. and Robin C. Beery dated as of January 1, 2003, is hereby incorporated by reference from Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)	10

10.2	Transition Agreement by and between Janus Capital Group Inc. and Girard C. Miller dated as of August 5, 2005	10

10.3	Employment Agreement by and between Janus Capital Group Inc. and Girard C. Miller dated as of June 30, 2003, is hereby incorporated by reference from Exhibit 10.1 to the Company’s Periodic Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-15253)	10

10.4	Seventh Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective April 1, 2005	10

10.5	Eighth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective May 26, 2005	10

31.1	Certification of Steven L. Scheid, Chief Executive Officer of Registrant	31

31.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Steven L. Scheid, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

99.1	Lipper Rankings	99