Form 10-Q
period 2005-09-30
JANUS CAPITAL GROUP INC
filed 2005-10-31
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 25, 2005, there were 215,697,370 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
JANUS CAPITAL GROUP INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions)

	September 30,	December 31,
	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$526.0	$527.1
Accounts receivable	122.6	125.2
Investments	141.4	279.2
Income taxes receivable	2.2	71.5
Other current assets	45.9	62.3
Total current assets	838.1	1,065.3

Investments and other assets	268.8	240.9
Property and equipment (net of accumulated depreciation of $133.0 and $120.9, respectively)	63.2	62.0
Intangibles, net	1,302.0	1,316.2
Goodwill	1,109.6	1,083.2

Total assets	$3,581.7	$3,767.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4.6	$7.8
Accrued compensation and benefits	63.6	64.7
Other accrued liabilities	75.0	82.1

Total current liabilities	143.2	154.6

Long-term debt	376.6	377.5
Deferred income taxes	415.7	435.8
Other liabilities	58.1	60.1

Total liabilities	993.6	1,028.0

Commitments and contingencies

Minority interest in consolidated subsidiary	5.9	5.1

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	2.2	2.3
Additional paid-in capital	—	152.8
Retained earnings	2,569.0	2,563.7
Accumulated other comprehensive income	11.0	15.7

Total stockholders’ equity	2,582.2	2,734.5

Total liabilities and stockholders’ equity	$3,581.7	$3,767.6

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Investment management fees	$176.2	$170.2	$516.6	$557.3
Shareowner servicing fees and other	42.2	45.0	126.5	143.0
Printing and fulfillment	19.1	22.6	62.7	70.7

Total	237.5	237.8	705.8	771.0

Operating Expenses:
Employee compensation and benefits	81.5	57.9	225.0	192.4
Long-term incentive compensation	18.2	22.1	55.8	73.6
Marketing and fulfillment	5.4	6.5	24.1	19.4
Distribution	25.5	29.2	78.5	95.6
Depreciation and amortization	10.4	13.3	33.9	43.5
General, administrative and occupancy	32.1	32.8	104.8	103.1
Cost of printing and fulfillment	19.6	22.8	61.6	67.9
Restructuring and impairments	—	10.2	5.5	24.4
Mutual fund investigation charges, net of recoveries	—	—	(9.3)	65.0

Total	192.7	194.8	579.9	684.9

Operating Income	44.8	43.0	125.9	86.1

Interest expense	(7.2)	(4.8)	(21.6)	(31.2)
Other income, net	7.9	4.9	28.6	11.0
Loss on early extinguishment of debt	—	—	—	(55.5)
Gain on disposition of DST common shares	—	—	—	228.0
Income tax (provision) benefit	(10.5)	5.5	(47.6)	(84.5)
Equity in earnings of unconsolidated affiliate	1.9	1.6	5.3	4.3
Minority interest in consolidated earnings	(5.2)	(2.9)	(13.6)	(6.9)

Net Income	$31.7	$47.3	$77.0	$151.3

Earnings per Share:
Basic	$0.15	$0.20	$0.35	$0.65
Diluted	$0.15	$0.20	$0.35	$0.65
The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Nine months ended
	September 30,
	2005	2004

CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$77.0	$151.3
Adjustments to net income:
Depreciation and amortization	38.5	45.7
Deferred income taxes	(14.8)	(68.7)
Minority interest in consolidated earnings	13.6	6.9
Restructuring and impairment charges	5.5	24.4
Amortization of long-term incentive compensation	55.8	67.3
Gain on sale of investments	(10.4)	(1.3)
Gain on disposition of DST common shares	—	(228.0)
Loss on early extinguishment of debt	—	55.5
Other, net	0.3	2.3
Payment of deferred commissions	(2.4)	(8.8)
Changes in working capital items:
Accounts receivable	2.7	19.5
Other current assets	(2.9)	1.3
Accounts payable and accrued compensation payable	(2.1)	(15.4)
Other accrued liabilities	41.6	(106.7)

Net operating	202.4	(54.7)

Investing Activities:
Purchase of property and equipment	(16.9)	(23.4)
Payments for business previously acquired	(5.8)	(5.8)
Purchase of investments	(142.4)	(33.4)
Proceeds from disposition of DST common shares	—	336.2
Proceeds from sales and maturities of investments	245.5	15.2
Other, net	—	1.8

Net investing	80.4	290.6

Financing Activities:
Repayment of long-term debt	—	(529.0)
Proceeds from stock plans	7.2	6.7
Repurchase of common stock	(267.7)	(50.9)
Distributions to minority interest	(12.8)	(8.0)
Dividends paid to shareholders	(9.1)	(9.6)
Other, net	(1.5)	(3.3)

Net financing	(283.9)	(594.1)

Cash and Cash Equivalents:
Net decrease	(1.1)	(358.2)
At beginning of period	527.1	1,222.8

At end of period	$526.0	$864.6

Supplemental cash flow information:
Cash paid for interest	$16.7	$30.6
Cash paid for income taxes	$28.9	$211.8
The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in Millions, Except Per Share)

					Accumulated
			Additional		Other	Total
		Common	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Stock	Capital	Earnings	Income	Equity

Balance at December 31, 2003	239.2	$2.4	$137.0	$2,403.8	$135.1	$2,678.3

Comprehensive income:
Net income				169.5		169.5
Net unrealized gain on investments					21.9	21.9
Reclassification for gains included in net income					(141.4)	(141.4)
Foreign currency translation adjustment					0.1	0.1

Comprehensive income						50.1
Amortization of stock-based compensation			87.2			87.2
Issuances and forfeitures of restricted stock awards	0.4		13.5			13.5
Tax impact of stock-based compensation			3.2			3.2
Stock option exercises	1.4		11.2			11.2
Common stock repurchased	(6.6)	(0.1)	(99.6)			(99.7)
Change of interest in subsidiary			0.3			0.3
Common stock dividends ($0.04 per share)				(9.6)		(9.6)

Balance at December 31, 2004	234.4	2.3	152.8	2,563.7	15.7	2,734.5

Comprehensive income:
Net income				77.0		77.0
Net unrealized gain on investments					3.7	3.7
Reclassification for gains included in net income					(6.6)	(6.6)
Foreign currency translation adjustment					(1.8)	(1.8)

Comprehensive income						72.3
Amortization of stock-based compensation			54.9			54.9
Issuances and forfeitures of restricted stock awards	0.9		2.3			2.3
Tax impact of stock-based compensation			(12.7)			(12.7)
Stock option exercises	0.8		7.4			7.4
Common stock repurchased	(18.6)	(0.1)	(205.0)	(62.6)		(267.7)
Change of interest in subsidiary			0.3			0.3
Common stock dividends ($0.04 per share)				(9.1)		(9.1)

Balance at Sepember 30, 2005	217.5	$2.2	$—	$2,569.0	$11.0	$2,582.2

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
As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Janus elected to adopt Statement of Financial Accounting Standards No. 123R (revised 2004) “Share-Based Payment,” effective October 1, 2004, and restated prior years’ financial statements using the modified retrospective approach.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$31.7	$47.3	$77.0	$151.3

Weighted average common shares outstanding	216.2	231.8	221.0	231.5
Dilutive effect of stock options, ESPP and unvested restricted stock	1.0	1.2	0.9	1.5

Weighted average diluted common shares outstanding	217.2	233.0	221.9	233.0

Basic earnings per share	$0.15	$0.20	$0.35	$0.65

Diluted earnings per share	$0.15	$0.20	$0.35	$0.65

The following securities have been excluded from the earnings per share computations as their inclusion would be antidilutive:
•	Stock options that have an exercise price greater than the average market price of Janus’ common stock (for the three-month periods ended September 30, 2005 and 2004, approximately 10.2 million and 14.1 million options, respectively, and for the nine-month periods ended September 30, 2005 and 2004, approximately 10.2 million and 9.0 million options, respectively); and

•	4.6 million and 6.4 million shares of unvested restricted stock for the three months ended September 30, 2005 and 2004, respectively, and 4.7 million and 6.4 million shares for the nine months ended September 30, 2005 and 2004, respectively.
Note 3 — Restructuring and Impairment Charges
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
Note 4 — Segment Information
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
The following is a summary of financial information concerning the segments (in millions):

	Three Months Ended September 30,
	Investment	Printing and
	Management	Fulfillment	Consolidated
2005:
Revenues	$218.4	$19.1	$237.5
Net income (loss)	$34.4	$(2.7)	$31.7
2004:
Revenues	$215.2	$22.6	$237.8
Net income (loss)	$49.7	$(2.4)	$47.3

	Nine Months Ended September 30,
	Investment	Printing and
	Management	Fulfillment	Consolidated
2005:
Revenues	$643.1	$62.7	$705.8
Net income (loss)	$83.9	$(6.9)	$77.0
2004:
Revenues	$700.3	$70.7	$771.0
Net income (loss)	$157.3	$(6.0)	$151.3
Note 5 — Legal Proceedings
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
Market Timing Litigation
In connection with the market timing investigations by the New York Attorney General (“NYAG”) and the SEC, Janus and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case Number MDL No. 1586, 04-MD-15863). There are five amended complaints in these coordinated proceedings, including (i) claims by a putative class of Janus fund investors asserting claims on behalf of the investor class, (ii) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds, (iii) claims on behalf of participants in the Janus 401(k) plan, (iv) claims brought on behalf of shareholders of Janus on a derivative basis against Janus’ Board of Directors and (v) claims by a putative class of Janus shareholders asserting claims on behalf of the shareholders.
On August 25, 2005, the court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors (actions (i) and (ii) described above), except certain claims under Section 10(b) of the Securities Exchange Act of 1934 and under Section
36(b) of the Investment Company Act of 1940. As a result of the court order, the Company, Janus Capital Management LLC (“JCM”), the Advisory Committee of the Janus 401(k) plan, and the current or former directors of Janus are the remaining defendants in one or more of the actions described in the preceding paragraph. The complaint in the 401(k) plan class action (action (iii) described above) was voluntarily dismissed, but was recently refiled using a new named plaintiff (Wangberger v. Janus Capital Group Inc., et al., 05 CV-02711, D. Maryland) and asserting claims similar to the initial complaint.
Janus’ provision for the market timing investigation for the nine-month period ended September 30, 2005 represents an insurance recovery of $14.4 million related to legal expenses incurred in prior periods as a result of such investigation, net of expenses directly associated with the SEC and NYAG settlement orders and ongoing civil litigation. Additional expenses related to these issues may be recoverable from Janus’ insurance carriers, but Janus is unable to assess the outcome of these recoveries at this time.
As previously disclosed, the Attorney General’s Office for the State of West Virginia filed a market timing related civil action against Janus and several other non-affiliated mutual fund companies, claiming violations under the West Virginia Consumer Credit and Protection Act. The civil action requests certain monetary penalties, among other relief. A request to transfer this action to the MDL case in the U.S. District Court of Baltimore, Maryland, described above is pending. In addition, the Auditor of the State of West Virginia, in his capacity as securities commissioner, has issued an order indicating an intent to initiate administrative proceedings against most of the defendants in the market timing cases (including Janus) and seeks disgorgement and other monetary relief based on similar market timing allegations.

Excessive Fee Litigation
JCM is a defendant in a consolidated lawsuit challenging the investment advisory fees charged by JCM to certain funds managed by JCM (Fleisher, et al. v. Janus Capital Management LLC, 04-MK-2395, (D. Colo.)). The action was filed by fund investors asserting breach of fiduciary duty under Section 36(b) of the Investment Company Act of 1940. The plaintiffs seek declaratory and injunctive relief and an unspecified amount of damages. Discovery is required to be completed by February 2006.
Class Action Claims Litigation
Janus and related entities are named defendants in a class action complaint relating to the submission of claims as class members under numerous class actions (Davis v. Bailey, et al., 05-MK-42 (D. Colo.)). The Davis action was filed on behalf of fund investors and alleges that Janus failed to make appropriate filings to ensure that the Janus mutual funds participated in various class action settlements and that Janus and others thereby breached fiduciary duties owed to mutual fund shareholders. The action asserts claims under Sections 36(a) and (b), and 47(b) of the Investment Company Act and for breach of fiduciary duty. Janus has filed motions to dismiss and is awaiting further action by the court.
IPO Antitrust Litigation
In 2001, a Janus subsidiary was named as a defendant in a class action suit alleging that certain underwriting firms and institutional investors violated antitrust laws in connection with initial public offerings (Pfeiffer v. Credit Suisse First Boston, No. 01 Civ. 2014 (S.D.N.Y.)). The U.S. District Court dismissed the plaintiff’s antitrust claims in November 2003, however the U.S. Court of Appeals recently vacated that decision and remanded it for further proceedings. Management believes that this matter will likely be in the appeals process for a significant amount of time.
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
Highlights for the current quarter include:
•	Long-term (non-money market) net inflows were $1.7 billion for the quarter, the highest level since the third quarter 2000.

•	Total assets under management increased $9.1 billion to $139.4 billion, caused by net long-term inflows of $1.7 billion, net money market inflows of $0.4 billion and market appreciation of $7.0 billion.

•	Enhanced Investment Technologies, LLC (“INTECH”) net inflows totaled $5.1 billion and $10.9 billion for the quarter and first nine months of 2005, respectively.

•	As of September 30, 2005, approximately 59% of the funds in the Company’s primary fund family, Janus Investment Fund (“JIF”), were in the top half of their Lipper categories on a three-year total return basis and 65% of the JIF funds were in the top half of their Lipper categories on a one-year total return basis.

•	Janus earned net income of $31.7 million, or $0.15 per diluted share.

•	Janus repurchased 7.1 million shares of its common stock at a total price of $101.9 million under its $500 million stock repurchase authorization.
INVESTMENT MANAGEMENT SEGMENT
Assets Under Management and Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in billions)		(in billions)

Beginning of period assets	$130.3	$135.4	$139.0	$151.5
Long-term sales	8.5	5.5	21.7	17.2
Long-term redemptions	(6.8)	(7.7)	(24.0)	(35.2)

Net long-term flows	1.7	(2.2)	(2.3)	(18.0)
Net money market flows	0.4	0.6	(3.7)	(4.0)
Dispositions	—	(0.6)	(0.2)	(0.6)
Market	7.0	(3.0)	6.6	1.3

End of period assets	$139.4	$130.2	$139.4	$130.2

Average assets under management	$135.0	$129.2	$132.7	$138.7

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Revenues:
Investment management fees	$176.2	$170.2	$516.6	$557.3
Shareowner servicing fees and other	42.2	45.0	126.5	143.0

Total	218.4	215.2	643.1	700.3

Operating Expenses:
Employee compensation and benefits	80.1	56.7	220.8	187.9
Long-term incentive compensation	18.1	22.0	55.6	73.4
Marketing and fulfillment	5.4	6.5	24.1	19.4
Distribution	25.5	29.2	78.5	95.6
Depreciation and amortization	8.4	11.5	28.0	37.8
General, administrative and occupancy	31.4	31.8	102.1	100.3
Restructuring and impairments	—	10.2	5.5	24.4
Mutual fund investigation charges, net of recoveries	—	—	(9.3)	65.0

Total	168.9	167.9	505.3	603.8

Operating Income	49.5	47.3	137.8	96.5

Interest expense	(7.2)	(4.8)	(21.6)	(31.2)
Other income, net	7.5	4.7	27.6	10.4
Loss on early extinguishment of debt	—	—	—	(55.5)
Gain on disposition of DST common shares	—	—	—	228.0
Income tax (provision) benefit	(12.1)	3.8	(51.6)	(88.3)
Equity in earnings of unconsolidated affiliate	1.9	1.6	5.3	4.3
Minority interest in consolidated earnings	(5.2)	(2.9)	(13.6)	(6.9)

Net Income	$34.4	$49.7	$83.9	$157.3

Three Months Ended September 30, 2005, Compared with Three Months Ended September 30, 2004
Revenues
Investment management fees are generally based upon a percentage of the market value of assets under management and are calculated under contractual agreements with the Company’s mutual funds, subadvised relationships and separate accounts. Investment management fees increased 3.5% to $176.2 million, driven by the increase in firmwide average assets under management.
Shareowner servicing fees and other revenue decreased $2.8 million due to declines in money market administration and shareholder servicing fees, which are based on a percentage of average assets under management in the money market funds and JIF, respectively.

Expenses
Employee compensation and benefits increased $23.4 million from the same period last year principally due to increases in incentive compensation for both investment and non-investment personnel.
Investment team incentive compensation increased $9.6 million due to the effect of the new compensation plan combined with strong investment performance. Effective January 1, 2005, all of Janus’ Denver-based portfolio managers agreed to a new compensation plan that is primarily tied to one- and three-year relative fund performance, with greater emphasis on three-year results. Under previous incentive agreements, compensation was determined based on relative fund performance combined with the revenue generated from assets managed, which resulted in an expense largely variable with assets under management. The new plan significantly reduced the asset-based component. Regarding investment performance, at September 30, 2005, 65% and 59% of JIF funds (whose relative performance comprises the majority of investment incentive compensation) were in the top half of their Lipper categories on a one-year and three-year total-return basis, respectively. In addition, seven Janus products (Janus Twenty, Janus Forty, Janus Orion, Janus Growth and Janus Income, Janus Contrarian, Janus Core Equity and Janus Overseas) rank in the top 2% of their respective Lipper categories on a one-year total-return basis.
The non-investment personnel increase related to higher sales commissions, primarily from the sales growth at INTECH, combined with increased INTECH bonus targets driven by their 2005 financial performance.
Long-term incentive compensation declined $3.9 million, caused by a prior restricted stock grant becoming fully amortized at the end of 2004, combined with a decline in the overall amortization from former employees’ forfeitures of unvested stock-based awards.
Distribution expense decreased $3.7 million as a result of a similar decline in average assets under management subject to third-party concessions. Distribution fees are based on a contractual percentage of the market value of assets under management distributed through the third-party intermediaries.
Depreciation and amortization decreased as a result of a decline in the amortization of deferred commissions and certain fixed assets becoming fully depreciated. Commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized generally over four years. The decrease in the amortization rate was caused by lower sales of products subject to such commissions.
The Company’s effective tax rate was impacted by the reversal of $5.0 million and $22.5 million of tax reserves for the three-month periods ended September 30, 2005 and 2004, respectively, as a result of the resolution of certain outstanding tax matters.
Nine Months Ended September 30, 2005, Compared with Nine Months Ended September 30, 2004
Revenues
Investment management fees decreased 7.3% to $516.6 million, driven by the decline in average assets under management of 4.3% combined with the July 1, 2004, settlement-mandated reduction in management fees, which totaled $15.7 million and $5.9 million during the first nine months of 2005 and 2004, respectively. This decline was partially offset by a $13.4 million increase in performance fee revenue from certain INTECH institutional accounts. Performance fees are based on the performance of the client account as compared to the established benchmark over a stated period of time. Performance fees are recognized at the end of the contractual period if the stated performance criteria are achieved.
Shareowner servicing fees and other revenue declined $16.5 million, due primarily to an $11.5 million decrease in shareholder servicing fees and a $3.4 million decrease in money market administration fees. The decrease in fees is consistent with the decrease in average JIF and money market assets under management.

Expenses
Employee compensation and benefits increased $32.9 million from the same period last year due to increases in incentive compensation for both investment and non-investment personnel, offset by lower severance charges. Incentive compensation for the investment team increased $25.1 million, driven by strong relative fund performance on a one- and three-year basis, combined with the effect of the new compensation plan described above. Incentive compensation for non-investment personnel increased $18.1 million, due to a combination of higher commissions paid primarily on sales of INTECH products, a reduction of the 2004 companywide bonus accrual, and an increase in the 2005 INTECH annual bonus targets. Severance charges of $12.7 million recorded during the first nine months of 2005 related to the separation of two executives and other employees, as compared to $24.8 million in severance charges in the first nine months of 2004 related to the separation of two executives and a portfolio manager.
Long-term incentive compensation declined $17.8 million, caused by a prior restricted stock grant becoming fully amortized at the end of 2004 combined with a decline in the overall amortization from former employees’ forfeitures of unvested stock-based awards, partially offset by $7.0 million of accelerated vesting charges related to the separation of two executives in 2004 and long-term incentive awards granted during 2005. Grants made during 2005 consisted of stock options, restricted stock and mutual fund units, which totaled $8.0 million, $14.3 million and $11.3 million, respectively, and will be recognized over a weighted average period of 4.0 years. These awards are subject to accelerated vesting if certain performance criteria are achieved.
Marketing and fulfillment expenses increased $4.7 million due to increased television and print advertising during the first two quarters of 2005.
Distribution expense decreased $17.1 million as a result of a similar decline in average assets under management subject to third-party concessions.
Depreciation and amortization decreased as a result of a decline in the amortization of deferred commissions of approximately $4.6 million and a decline of $3.6 million in depreciation as a result of certain fixed assets becoming fully depreciated.
Mutual fund investigation charges for the nine-month period ended September 30, 2005, represent an insurance recovery of $14.4 million related to legal expenses incurred in prior periods as a result of the investigation, net of $5.1 million of expenses directly associated with the SEC and NYAG settlement orders and ongoing civil litigation.
Interest expense decreased $9.6 million as a result of the retirement of debt during the second quarter 2004.
The increase in other income is primarily attributable to gains of $11.8 million recorded from the sale of certain investments in advised funds.
Minority interest, which represents the minority share of income attributable to INTECH, increased $6.7 million due to higher assets and earnings as compared to the prior year.

PRINTING AND FULFILLMENT SEGMENT
Business Overview
Capital Group Partners, doing business as Rapid Solutions Group (“RSG”), provides clients with digital and offset printing and fulfillment services. The digital operation focuses on providing clients with communication solutions using leading-edge print-on-demand technology and software applications that support the process of improving the effectiveness of customer communication through personalization and customization. The offset printing operations provide customers with full-service graphic and design solutions through prepress services and high-speed, high-quality offset printing, including direct marketing packages, brochures, preprinted base stock and collateral pieces.
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)

Printing and fulfillment revenue	$15.9	$16.5	$51.4	$52.7
Out-of-pocket reimbursements	3.2	6.1	11.3	18.0

Total revenue	19.1	22.6	62.7	70.7

Cost of printing and fulfillment	16.4	16.7	50.3	49.9
Out-of-pocket expenses	3.2	6.1	11.3	18.0
Selling, general and administrative expenses	2.2	2.3	7.1	7.5
Depreciation and amortization	2.0	1.8	5.9	5.7

Operating loss	(4.7)	(4.3)	(11.9)	(10.4)
Operating margin	-25%	-19%	-19%	-15%
Other income, net	0.4	0.2	1.0	0.6
Tax benefit	1.6	1.7	4.0	3.8

Net loss	$(2.7)	$(2.4)	$(6.9)	$(6.0)

Print volumes and revenue from fulfillment, digital printing and offset printing were comparable to the prior year. Expense reductions from the facility closure during the fourth quarter of 2004 were offset by increased depreciation related to the $16.6 million in capital expenditures made in the second half of 2004. Out-of-pocket reimbursements represent postage and mailing expenses incurred by RSG on behalf of its customers and generally vary from period to period.

Liquidity and Capital Resources
Cash Flows
A summary of consolidated cash flow data for the nine-month periods ended September 30, 2005 and 2004, is as follows (in millions):

	2005	2004
Cash flows provided by (used for):
Operating activities	$202.4	$(54.7)
Investing activities	80.4	290.6
Financing activities	(283.9)	(594.1)

Net change in cash and cash equivalents	(1.1)	(358.2)
Balance beginning of period	527.1	1,222.8

Balance end of period	$526.0	$864.6

Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements. Cash provided by operating activities in the first nine months of 2005 totaled $202.4 million compared to a use of cash of $54.7 million in the comparable 2004 period. The change between periods is attributable to $229.2 million of payments made in 2004 related to the mutual fund regulatory settlement and income taxes arising from the sale of DST Systems, Inc. (“DST”) common shares.
Investing activities during the first nine months of 2005 related to the maturity of and reinvestment in U.S. treasury and government agency securities, combined with the sale of certain investments in advised funds. The source of cash for the same period in 2004 is attributable to cash proceeds received from the sale of the DST common shares.
Financing activities for the nine months ended September 30, 2005, consisted of common stock repurchases of $267.7 million. The comparable period in 2004 included a $529.0 million repayment of long-term debt and common stock repurchases of $50.9 million.
Other Sources of Liquidity
Credit Facility
Dated as of October 19, 2005, the Company replaced its $200 million 364-Day Competitive Advance and Revolving Credit Facility Agreement with a $200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement (“Credit Facility”) with a syndicate of banks. The facility contains a number of financial covenants such as a specified financing leverage ratio, minimum net worth, and interest coverage ratio.
Shelf Registration
The Company has effective a Shelf Registration Statement (“Shelf Registration”) with the SEC, under which Janus could issue up to $800 million in aggregate issue price of Janus’ common stock, preferred stock and debt securities. At September 30, 2005, $600 million of securities were available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has had no significant changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
Janus’ managment evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the three months ended September 30, 2005. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Steven Scheid, Chief Executive Officer, and David Martin, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Scheid and Martin concluded that as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.
There has been no change in Janus’ internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1. Financial Statements, Note 5 — Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Janus’ Board of Directors has authorized the repurchase of up to $500 million of Janus common stock, which expires December 31, 2006. During the first nine months of 2005, Janus repurchased 17.9 million shares at an aggregate cost of $257.1 million under the $500 million repurchase authorization. The Company cautions that there are no assurances that any future repurchases will actually occur.
In addition to this program, for the nine months ended September 30, 2005, Janus repurchased 551,842 shares from employees as a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards and 189,290 shares were surrendered to Janus related to the exercise of stock options.

	(a) Total			(d) Maximum Number (or
	Number of		(c) Total Number of Shares	Approximate Dollar Value) of
	Shares (or	(b) Average Price	(or Units) Purchased as Part	Shares (or Units) that May Yet
	Units)	Paid Per Share	of Publicly Announced	Be Purchased Under the Plans
Period	Purchased	(or Unit)	Plans or Programs	or Programs (End of Month)
January	820,955	$14.51	778,800	$405 million
February	3,524,800	$14.34	3,524,800	$354 million
March	3,101,660	$14.05	2,699,300	$316 million
April	1,833,398	$13.57	1,805,600	$292 million
May	28,588	$13.55	—	$292 million
June	2,172,882	$15.32	1,996,600	$261 million
July	462,500	$15.32	462,500	$254 million
August	5,470,875	$14.25	5,459,400	$176 million
September	1,200,574	$14.87	1,148,100	$159 million

Total	18,616,232	$14.37	17,875,100

Item 6. Exhibits
31.1	Certification of Steven L. Scheid, Chief Executive Officer of Registrant

31.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Steven L. Scheid, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Lipper Rankings

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 31, 2005

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