Form 10-K
period 2005-12-31
JANUS CAPITAL GROUP INC
filed 2006-03-03
CIK 1065865

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-15253

Janus Capital Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1804048 (I.R.S. Employer Identification No.)
151 Detroit Street, Denver, Colorado (Address of principal executive offices)	80206 (Zip Code)
(303) 333-3863 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Per Share Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
7.785% Public Income Notes (PINES (R)) due 2032	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes ☒ No ☐

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒ No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒ No ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

 As of June 30, 2005, the aggregate market value of common equity held by nonaffiliates was $3,373,278,104. As of February 21, 2005, there were 214,776,705 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorproated
Company's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders	Part III

JANUS CAPITAL GROUP INC.
2005 FORM 10-K ANNUAL REPORT

PART I

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. ("Janus" or the "Company") may make other written and oral communications from time to time (including, without limitation, in the Company's 2005 Annual Report to Stockholders) that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1A, Risk Factors, and elsewhere in this report. Janus cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 1.    BUSINESS

 Janus Capital Group Inc. (collectively, "Janus" or the "Company") derives substantially all of its revenue and net income from its Investment Management segment, which provides investment management and administrative services to mutual funds, separate accounts and institutional clients in both domestic and international markets. Janus provides investment advisory services through its primary subsidiaries, Janus Capital Management LLC ("JCM") and Enhanced Investment Technologies, LLC ("INTECH"). The Company also owns a printing and fulfillment business (the "Printing and Fulfillment segment"), acquired on December 1, 2003. The operations of the Printing and Fulfillment segment, which do not contribute significantly to revenue and net income, are discussed in more detail within Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company's mutual funds, subadvised relationships and separate accounts (collectively referred to herein as "products" or "investment products"). Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on Janus' operating results.

 Janus' core competency is in growth equity and risk-managed investing. The firm's strategy is to deliver strong investment performance to mutual fund shareholders and advisory clients and to expand distribution of its investment products in the intermediary and institutional channels. Through these actions, the Company believes that it is well positioned to be able to continue improving its long-term net flows, particularly in products managed by JCM. Long-term net flows is defined as gross sales less gross redemptions, excluding the impact of money market flows.

Janus Capital Management

 Janus considers itself a leader in growth equity investing, beginning with the launch of the Janus Fund more than 35 years ago. Janus' investment teams are led by its Chief Investment Officer ("CIO"), who is charged with driving investment performance across all disciplines and subsidiaries while maintaining a structured investment approach. Janus has also named CIOs for each investment discipline (growth and core equity, fixed income, and global and international equity), who, in addition to managing their respective investment products, assist the CIO in managing day-to-day investment operations and oversee the other portfolio managers. Janus' investment teams seek to identify strong businesses with sustainable competitive advantages and improving returns on capital that sell at a discount to what the teams believe they are worth. Janus believes its depth of research; its experienced portfolio managers and analysts; its willingness to make concentrated investments when Janus believes it has a research edge; and its commitment to delivering strong, long-term results for its investors are what differentiate Janus from its competitors.

 For the one- and three-year periods ended December 31, 2005, approximately 70% and 68%, respectively, of the Janus Investment Funds ("JIF"), the Company's primary fund family, were ranked in the top two Lipper Analytics quartiles based upon total returns, compared to 60% and 68%, respectively, for the one- and three-year periods, ended December 31, 2004. On a five-year total return basis, 57% of JIF funds were in the top two Lipper quartiles at December 31, 2005, compared with 26% at the end of 2004. (See Exhibit 99.1 for complete Lipper rankings.) The five-year Lipper rankings have steadily improved throughout 2005 as below-average investment performance in prior years is no longer included in the calculations.

INTECH

 INTECH's unique investment process is based on a mathematical theorem that attempts to capitalize on the volatility in stock price movements. The goal is to achieve long-term returns that outperform the benchmark index, while controlling risks and trading costs. Acquired by Janus in 2002, INTECH has managed institutional portfolios since 1987 — establishing one of the industry's longest continuous records of mathematically driven equity investing strategies. Risk-managed assets at INTECH have grown from approximately $6.0 billion at acquisition to $44.7 billion at the end of 2005. Risk-managed products have primarily been sold through the institutional channel, which generally has lower management fees than products sold through the intermediary or retail channels. In 2006, Janus intends to leverage the success of INTECH's risk-managed process with the launch of several new products in different strategies, including global, international and long-short.

 All of INTECH's strategies have outperformed their respective benchmarks, net of fees, since inception. Additionally, seven out of eight of INTECH's investment strategies rank in the top quartile of their corresponding PSN universe for alpha and information ratio, an industry measurement of risk and reward, over three and five years, or since inception for the period ended December 31, 2005.

Distribution Channels

 Janus' sales organization capabilities are segmented into three distinct distribution channels: retail, intermediary and institutional. During 2005, the Company invested in the expansion of the intermediary and institutional channels by significantly increasing sales and marketing personnel.

Retail Channel

 The retail channel services individual investors who access Janus directly or through supermarket platforms. These investors are served through Janus' primary fund family, JIF. Assets in the retail channel totaled $46.0 billion, or 31% of total assets under management at December 31, 2005.

Intermediary Channel

 The intermediary channel services financial intermediaries and retirement plans for the advice-driven market, such as asset managers, bank/trust officers, broker-dealers, independent planners, third-party administrators, insurance agents or sub-advisory relationships. Janus has aligned the channel to focus resources on distributor needs rather than product/performance-driven sales, and is targeting product platforms that tend to have high asset retention rates in order to enhance long-term returns and margin. This channel also seeks to distribute investment products through offshore relationships with international distributors. Assets in the intermediary channel totaled $54.6 billion, or 37% of total assets under management at December 31, 2005.

Institutional Channel

 The institutional channel services endowments, foundations, municipalities, corporations and Taft-Hartley clients. The channel focuses on distribution through consulting relationships and on a direct basis. The current asset base in this channel is weighted heavily toward INTECH's risk-managed products. In 2005, the Company focused greater resources on increasing flows into growth equity products managed by JCM and started seeing positive signs of increased demand. Assets in the institutional channel totaled $47.9 billion, or 32% of total assets under management at December 31, 2005.

COMPETITION

 The investment management industry is relatively mature and saturated with competitors that provide services similar to Janus. As such, Janus encounters significant competition in all areas of its business. Janus competes with other investment managers, mutual fund advisers, brokerage and investment banking firms, insurance companies, hedge funds, banks and other financial institutions, many of which are larger, have proprietary access to distribution, have a broader range of product choices and investment capabilities, and have greater capital resources. Janus' ability to successfully compete in this market is based on its ability to achieve consistently strong investment performance; to maintain and build upon its distribution relationships and continue to build new ones; to develop investment products with pricing that align well with its distribution channels and are attractive to underlying clients and investors; to offer multiple investment choices; to provide effective shareowner servicing; to retain and strengthen the confidence of its clients; to attract and retain talented portfolio management and sales personnel; and to develop and leverage its brand in existing and new distribution channels. Additionally, Janus' ability to successfully compete with other investment management companies is highly dependent on its reputation and its relationship with clients.

 Competition in the investment management industry continues to increase as a result of greater flexibility afforded to banks and other financial institutions to sponsor mutual funds and to distribute mutual fund shares, and as a result of consolidation and acquisition activity within the industry. Furthermore, the marketplace for investment products is rapidly changing; investors are becoming more sophisticated; the demand for and access to investment advice and information are becoming more widespread; and more investors are demanding investment vehicles that are customized to their personal situations.

REGULATION

 The investment management industry is subject to extensive federal and state laws and regulations intended to benefit or protect the shareholders of funds managed by Janus and advisory clients of Janus. The cost of complying with such laws and regulations have significantly increased and may continue to contribute significantly to the costs of doing business as an investment adviser. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of Janus' business and to impose sanctions for failure to comply with the laws and regulations. Possible consequences or sanctions for such failure to comply include, but are not limited to, voiding of investment advisory and subadvisory agreements; the suspension of individual employees; limitations on engaging in certain lines of business for specified periods of time; revocation of registrations; disgorgement of profits; and censures and fines. Further, such laws and regulations may provide the basis for litigation that may also result in significant costs to Janus.

The Investment Advisers Act

 The Securities and Exchange Commission ("SEC") is the federal agency generally responsible for administering the federal securities laws. Certain subsidiaries of Janus are registered investment advisers under the Investment Advisers Act of 1940 (the "Investment Advisers Act") and, as such, are supervised by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and pervasive obligations, including among other things, record-keeping requirements, operational procedures, registration and reporting and disclosure obligations. Certain subsidiaries of Janus are also registered with regulatory authorities in various states, and thus are subject to the oversight and regulation of such states' regulatory agencies.

The 1940 Act

 Through its subsidiaries, Janus acts as adviser or subadviser to both proprietary and non-proprietary mutual funds, which are registered with the SEC pursuant to the Investment Company Act of 1940, as amended (the "1940 Act"). Janus subsidiaries also serve as adviser or subadviser to separately managed accounts and commingled accounts that are not required to register under the 1940 Act but are governed by the Investment Advisers Act. As an adviser or subadviser to a registered investment company, Janus must comply with the requirements of the 1940 Act and related regulations including among other things, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the "Code").

Broker-Dealer Regulations

 Janus' broker-dealer subsidiary is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member firm of the National Association of Securities Dealers (the "NASD"), the securities industry's self-regulatory organization. The SEC imposes various requirements on Janus' broker-dealer operations including disclosure, recordkeeping and accounting. The NASD has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The NASD, and the SEC in some instances, conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives.

 Registered broker-dealers and members of the NASD are subject to net capital requirements, including those of various federal and state regulatory agencies. The net capital of Janus' broker-dealer has consistently met or exceeded all minimum requirements. Many of the non-U.S. securities exchanges and regulatory authorities also have imposed rules (and others may impose rules) relating to capital requirements applicable to Janus' foreign subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity, and require that a minimum amount of assets be kept in relatively liquid form.

 Janus' broker-dealer is also subject to regulation under state law. The federal securities laws prohibit states from imposing substantive requirements on broker-dealers that exceed those under federal law. This does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers and their employees for engaging in misconduct.

ERISA

 Janus subsidiaries are also subject to the Employee Retirement Income Security Act of 1974 ("ERISA") and related regulations to the extent they are considered "fiduciaries" under ERISA with respect to some of their clients. ERISA, related provisions of the Code and regulations issued by the Department of Labor impose duties on persons who are fiduciaries under ERISA and prohibit some transactions involving the assets of each ERISA plan that is a client of a Janus subsidiary as well as some transactions by the fiduciaries (and several other related parties) to such plans.

International Regulations

 Certain Janus subsidiaries are authorized to conduct investment business in international markets and are subject to foreign regulation. Globally, Janus is subject to the regulatory supervision and requirements of various agencies, including the Financial Services Authority in the United Kingdom, the Central Bank of Ireland, the Irish Financial Services Regulatory Authority, the Securities and Futures Commission of Hong Kong, the Financial

Services Agency of Japan and Canadian Securities Commissions. These regulatory agencies have broad supervisory and disciplinary powers, including, among others, the power to temporarily or permanently revoke the authorization to carry on regulated business, the suspension of registered employees, censures and fines for both regulated businesses and their registered employees.

Other Regulatory Actions

 In connection with regulatory settlements related to the market timing investigation (See Item 8, Note 16), Janus agreed to engage an independent third party every other year to conduct a comprehensive review of Janus' supervisory, compliance and other policies and procedures, including a review of Janus' market timing controls. Any findings or recommendations as a part of these reviews must be reported to the SEC, Janus and the Janus funds' trustees.

EMPLOYEES

 As of December 31, 2005, Janus had 1,034 full-time employees in the Investment Management segment and 423 full-time employees in the Printing and Fulfillment segment. No Janus employees are represented by a labor union.

AVAILABLE INFORMATION

 Copies of Janus' filings with the SEC can be obtained from the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information can be obtained about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

 Janus makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments thereto as soon as reasonably practical after such filing has been made with the SEC. Reports may be obtained through the Investor Relations section of Janus' website (http://ir.janus.com) or by contacting Janus at (303) 691-3905. The contents of Janus' website are not incorporated herein for any purpose.

 Janus' Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer, chief financial officer and controller) (the "Officer Code"); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees of the board of directors (including the Audit, Compensation and Nominating and Corporate Governance committees) are available on its website (http://ir.janus.com/governance.cfm), and printed copies are available to any shareholder upon request by calling Janus at (303) 691-3905. Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of Janus' website.

ADDITIONAL FINANCIAL INFORMATION

 See additional financial information on segments and geographical areas in Part II, Item 8, Financial Statements and Supplementary Data, Note 19 — Segment and Geographic Information, of this Form 10-K.

ITEM 1A.    RISK FACTORS

Janus' revenues and profits are largely dependent on the value of assets under management.

 Almost all of Janus' revenues are dependent on the total value and composition of assets under management. Any decrease in the value or amount of assets under management will cause a decline in revenues and operating results. Assets under management may decline for various reasons, many of which are not under Janus' control.

For any period in which revenues decline, operating margin may decline by a greater proportion because of the high percentage of fixed costs.

 Factors that could cause assets under management and revenues to decline include the following:

•
Declines in the equity markets.  Janus' assets under management are concentrated in the U.S. equity markets and, to a lesser extent, in the international equity markets. As such, declines in the equity markets or the market segments in which Janus' investment products are concentrated will cause assets under management to decrease.

•
Changes in interest rates and defaults.  In the case of money market and other fixed income investment products, which invest in high-quality short-term money market instruments, as well as other fixed income securities, the value of the assets may decline as a result of changes in interest rates, an issuer's actual or perceived creditworthiness or an issuer's ability to meet its obligations.

•
Redemptions and other withdrawals.  Investors (in response to adverse market conditions, inconsistent investment performance, the pursuit of other investment opportunities, regulatory investigations, civil lawsuits or otherwise) may reduce their investments in specific Janus investment products or in the market segments in which Janus' investment products are concentrated.

•
Political and general economic risks.  The investment products managed by Janus may invest significant funds in international markets that are subject to risk of loss from political or diplomatic developments, government policies, civil unrest, currency fluctuations and changes in legislation related to foreign ownership. International markets, particularly emerging markets, are often smaller, may not have the liquidity of established markets, may lack established regulations and may experience significantly more volatility than established markets.

•
A concentration in the Growth Equity discipline.  At December 31, 2005, approximately half of Janus' assets under management were concentrated in the growth equity investment discipline. During periods where the general investing public does not favor the growth equity discipline, Janus may experience a reduction of gross sales or an increase in gross redemptions.

Janus is dependent upon third-party distribution channels to access clients and potential clients.

 Janus' ability to market its investment products is significantly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, broker-dealers, banks and other distribution channels. These companies generally offer their clients various investment products in addition to, and in competition with, Janus. Further, the private account business uses referrals from financial planners, professional investment advisers and other professionals. Janus cannot be certain that it will continue to have access to these third-party distribution channels or have an opportunity to offer some or all of its investment products through these channels. The inability to access clients through third-party distribution channels could have a material adverse effect on Janus' ability to maintain or increase assets under management, its financial condition, results of operations or business prospects.

Janus' results are dependent on its ability to attract and retain key personnel.

 The investment management business is highly dependent on the ability to attract, retain and motivate highly skilled, and often highly specialized, technical, executive, sales and management personnel. The market for investment and sales professionals is extremely competitive and is increasingly characterized by the frequent movement of portfolio managers, analysts and salespersons among different firms. If Janus is unable to retain key personnel, it could have an adverse effect on Janus' results of operations and financial condition. Additionally, portfolio managers and salespersons often maintain relationships with their clients. As such, the departure of a portfolio manager or salesperson may cause the loss of clients, which could have an adverse effect on Janus' results of operations and financial condition.

INTECH's investment process is highly dependent on key employees and proprietary software.

 Over the last two years, INTECH has become a more significant part of Janus' investment management business finishing 2005 with assets under management of $44.7 billion, representing 30% of total assets under management and 16% of total Investment Management segment revenue. INTECH's investment process is based on complex and proprietary mathematical models, which seek to outperform various indices by capitalizing on market volatility while controlling trading costs and overall risk relative to the index. The maintenance of such models for current products and the development of new products are highly dependent on certain key INTECH employees. A succession plan is in place in the event these key employees were unable to perform their current duties or if they terminate employment; however, there is no guarantee that such plan will be successful. If this plan is not successful, or if the mathematical investment strategies fail to produce the intended results, INTECH may not be able to maintain the historical level of strong investment performance and clients may redeem assets, which could have an adverse effect on Janus' results of operations and financial condition.

The regulatory environment in which Janus operates has changed and may continue to change.

 Janus may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. Compliance with these and other new reporting and operational requirements and regulations has increased significantly and may continue to increase the cost of operating mutual funds and related investment products, which could have an adverse effect on Janus' results of operations and financial condition (See Item 1, Business — Regulation).

Janus is named as a defendant in class action lawsuits and other related litigation.

 Janus, the Janus board of directors, certain of the Janus funds, the Janus fund's trustees and certain (past and present) officers of Janus are named as defendants in class action lawsuits and other related litigation (See Item 8, Note 16). These lawsuits seek unspecified compensatory and punitive damages. Janus is unable to estimate the range of potential losses that would be incurred if the plaintiffs in any of these actions were to prevail, or to determine the total potential effect that they may have on Janus' results of operations, financial position and cash flows. Any settlement or judgment on the merits of these actions could have a material adverse effect on Janus' liquidity, results of operations and financial condition.

Janus' business is vulnerable to failures in support systems and customer service functions.

 The ability to consistently and reliably obtain securities pricing information, process shareowner transactions and provide reports and other customer service to the shareowners of funds and other investment products managed by Janus is essential to Janus' operations. Any delays or inaccuracies in obtaining pricing information, processing shareowner transactions or providing reports, and any inadequacies in other customer service could alienate customers and potentially give rise to claims against Janus. Janus' customer service capabilities, as well as Janus' ability to obtain prompt and accurate securities pricing information and to process shareowner transactions and reports, is dependent on communication and information systems and, services provided by third-party vendors.

 Although Janus has established disaster recovery plans, these systems could suffer failures or interruptions due to various natural or man-made causes, and the backup procedures and capabilities may not be adequate to avoid extended interruptions. Additionally, Janus places significant reliance on its automated customer service systems, thereby increasing the related risks if such systems were to fail. A failure of these systems could have an adverse effect on Janus' results of operations and financial condition.

Janus' business is dependent on investment advisory agreements that are subject to termination, non-renewal or reductions in fees.

 Janus derives substantially all of its revenue and net income from investment advisory agreements with mutual funds and other investment products. The termination of, or failure to renew, one or more of these agreements or the reduction of the fee rates applicable to such agreements, could have a material adverse effect on revenues and profits. With respect to investment advisory agreements with mutual funds, these agreements may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the 1940 Act), and must be approved and renewed annually by the independent members of each fund's board of directors or trustees, or its shareowners, as required by law. In addition, the board of directors or trustees of certain funds and separate accounts generally may terminate these investment advisory agreements upon written notice for any reason and without penalty.

The Printing and Fulfillment segment operates in a highly competitive industry.

 Rapid Solutions Group ("RSG"), the operating business of the Printing and Fulfillment segment, operates in a highly competitive industry. Competitive factors include not only the speed and accuracy with which RSG can meet customer needs, but also the price and quality of such services. Many of RSG's competitors have an advantage in the fact that they are larger, have greater resources and offer a wider range of services. If RSG is unsuccessful in this market, it may not be able to retain current clients or grow the business through the addition of new clients, which could have an adverse effect on Janus' results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.    PROPERTIES

 Janus' headquarters are located in Denver, Colorado. Janus' Investment Management segment leases office space from non-affiliated companies for administrative, investment and shareowner servicing operations in Denver, Colorado; New York, New York; Princeton, New Jersey; Palm Beach Gardens, Florida; London; Hong Kong; Tokyo; and Milan.

 The Printing and Fulfillment segment leases office space and equipment from non-affiliated companies for administrative, warehousing and production operations in Melville, New York; Kansas City, Missouri; Chicago, Illinois; and Sacramento, California.

 In the opinion of management, the space and equipment owned or leased by the Company are adequate for existing operating needs.

ITEM 3.    LEGAL PROCEEDINGS

 The information set forth in response to Item 3 of Regulation S-K under "Legal Proceedings" is incorporated by reference from Part II, Item 8, Financial Statements and Supplemental Data, Note 16 — Litigation, of this Annual Report on Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the three-month period ended December 31, 2005.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Janus Common Stock

 Janus' common stock is traded on the New York Stock Exchange ("NYSE") (symbol: JNS). The following table sets forth the high and low sale and closing prices as reported on the NYSE composite tape for each completed quarter since January 1, 2004.

	1st Q '04	2nd Q '04	3rd Q '04	4th Q '04	1st Q '05	2nd Q '05	3rd Q '05	4th Q '05
High price	$17.90	$16.98	$16.58	$16.90	$16.96	$15.99	$16.10	$20.59
Low price	$15.55	$14.34	$12.60	$13.44	$13.42	$12.75	$13.87	$14.00
Closing price	$16.38	$16.49	$13.61	$16.81	$13.95	$15.04	$14.45	$18.63

 On February 27, 2006, there were approximately 3,888 holders of record of Janus' outstanding common stock.

 Janus declared an annual $0.04 per share dividend in the second quarter of 2005, 2004 and 2003. Janus anticipates paying an annual $0.04 per share dividend in 2006. The payment of cash dividends is within the discretion of Janus' Board of Directors and will depend on many other factors, including, but not limited to, Janus' results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

Common Stock Repurchases

 The following table presents total 2005 Janus common share repurchases by month:

				(d)
			(c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
			Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs
	(a)	(b)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)
January	820,955	$14.51	778,800	$405 million
February	3,524,800	$14.34	3,524,800	$354 million
March	3,101,660	$14.05	2,699,300	$316 million
April	1,833,398	$13.57	1,805,600	$292 million
May	28,588	$13.55	—	$292 million
June	2,172,882	$15.32	1,996,600	$261 million
July	462,500	$15.32	462,500	$254 million
August	5,470,875	$14.25	5,459,400	$176 million
September	1,200,574	$14.87	1,148,100	$159 million
October	2,568,372	$14.49	2,445,000	$124 million
November	68,468	$18.02	—	$124 million
December	235,982	$18.70	—	$124 million

Total	21,489,054	$14.46	20,320,100

 On July 20, 2004, Janus' Board of Directors authorized the repurchase of up to $500 million of Janus common stock through December 31, 2006. In 2005, through this plan, Janus repurchased $292.6 million of common stock at an average price of $14.40 per share. In addition, Janus repurchased 719,194 shares from employees as a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees' income tax liabilities attributable to the vesting of restricted stock awards and 449,760 shares were surrendered to Janus related to the exercise of stock options. The Company cautions that there are no assurances that any future repurchases will actually occur.

ITEM 6.    SELECTED FINANCIAL DATA

 The selected financial data below should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K and Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except operating data and per share data)
Income Statement:
Revenues	$953.1	$1,010.8	$994.7	$1,123.2	$1,536.8
Operating expenses	795.2	898.9	761.6	826.2	1,010.6

Operating income	157.9	111.9	233.1	297.0	526.2
Interest expense	(28.6)	(38.4)	(60.5)	(57.5)	(34.5)
Other, net	39.3	19.6	11.4	8.7	19.8
Loss on early extinguishment of debt	—	(55.5)	—	—	—
Gain on disposition of DST common shares	—	228.0	631.3	—	28.8
Income tax (provision) benefit	(67.9)	(92.2)	69.7	(227.2)	(214.2)
Equity in earnings of unconsolidated affiliates	7.1	6.1	67.8	69.1	75.4
Minority interest	(20.0)	(10.0)	(4.2)	(3.0)	(100.7)

Income from continuing operations	87.8	169.5	948.6	87.1	300.8
Discontinued operations	—	—	(5.9)	(9.8)	(4.1)

Net income	$87.8	$169.5	$942.7	$77.3	$296.7

Earnings per Share — Basic
Income from continuing operations	$0.40	$0.73	$4.17	$0.40	$1.37
Net income per share	$0.40	$0.73	$4.14	$0.35	$1.35
Earnings per Share — Diluted
Income from continuing operations	$0.40	$0.73	$4.14	$0.40	$1.34
Net income per share	$0.40	$0.73	$4.11	$0.35	$1.27
Dividends Declared per Share	$0.04	$0.04	$0.04	$0.04	$0.04
Balance Sheet:
Total assets	$3,628.5	$3,767.6	$4,332.2	$3,335.0	$3,400.7
Long-term debt obligations	$262.2	$377.5	$768.8	$856.0	$399.5
Other long-term liabilities	$501.5	$495.9	$598.2	$764.9	$724.9
Operating Data (in billions):
Total assets under management	$148.5	$139.0	$151.5	$138.4	$192.5
Average assets under management	$135.2	$137.8	$144.1	$162.8	$212.7
Long-term net flows*	$2.0	$(20.6)	$(14.4)	$(16.0)	$(11.9)
*
Excludes money market flows

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

 Janus' revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company's investment products.

 Janus finished 2005 with assets under management of $148.5 billion, an increase of $9.5 billion from the end of 2004. Long-term net flows totaled $2.0 billion in 2005, the first year with positive flows since 2000 and a $22.6 billion improvement over 2004.

 Janus' investment product performance remained strong in 2005. As of December 31, 2005, 70% and 68% of the JIF funds were in the top half of their Lipper categories on a one-year and three-year total return basis, respectively.

 Operating margins in Janus' Investment Management segment improved by 8.1% to 22.3% in 2005, largely attributable to lower mutual fund investigation charges, partially offset by lower revenue and higher incentive compensation as compared to 2004.

 In 2005, Janus repurchased $292.6 million of common stock at an average price of $14.40 per share, reducing outstanding common shares by 7.8%.

INVESTMENT MANAGEMENT SEGMENT

Assets Under Management and Flows

 The following table and graph present the components of Janus' assets under management (in billions):

	Year Ended December 31,
	2005	2004
Beginning of period assets	$139.0	$151.5
Sales	31.8	24.6
Redemptions	(29.8)	(45.2)

Long-term net flows	2.0	(20.6)
Net money market flows	(3.2)	(5.0)
Dispositions	(0.2)	(0.6)
Market / fund performance	10.9	13.7

End of period assets	$148.5	$139.0

Average assets under management	$135.2	$137.8

2005

 Janus' assets under management totaled $148.5 billion at December 31, 2005, an increase of $9.5 billion, or 6.8%, from $139.0 billion at the end of 2004 driven by positive market/fund performance of $10.9 billion combined with long-term net inflows of $2.0 billion. As the market and fund performance increase generally occurred during the last half of the year, average assets in 2005 declined 1.9% to $135.2 billion from $137.8 billion in 2004.

 Janus' long-term net flows improved from $20.6 billion of net outflows in 2004 to $2.0 billion of net inflows in 2005, an increase of $22.6 billion. This improvement was a result of the continuing success of the INTECH risk-managed products and a significant improvement in long-term net outflows from products managed by JCM.

 INTECH finished 2005 with $44.7 billion in assets under management, an increase of $18.9 billion, or 73%, from the end of 2004. Net inflows increased to $16.1 billion in 2005 compared to net inflows of $8.6 billion in 2004. INTECH's risk-managed investment products have been highly successful winning mandates from institutional investors over the past several years. It is not possible to predict whether this level of success will continue.

 Long-term net outflows of products managed by JCM totaled $14.1 billion in 2005 compared to $29.2 billion in 2004. Although still negative, the Company is encouraged by this improving trend, which is believed to be driven by strong investment performance, the significant investment in Janus' intermediary and institutional sales channels, the 2004 regulatory settlement (discussed below) and the recent industry trends favoring growth investment products. Over the past several years, general investor preference and inflows into the mutual fund industry have favored value products over growth products. During the latter part of 2005, inflows into the industry began to favor growth products instead of value products. Janus believes that this trend toward growth products coupled with Janus' emphasis on growth equity investing and continued strong investment performance should provide significant opportunities over the next several years.

2004

 Janus' assets under management totaled $139.0 billion at December 31, 2004, a decrease of $12.5 billion, or 8.3%, in comparison to $151.5 billion at the end of 2003. Positive market/fund performance in 2004 of $13.7 billion was entirely offset by long-term net outflows of $20.6 billion.

 The first half of 2004 was an especially challenging time for gross sales, principally due to the uncertainty surrounding the market timing investigation (See Item 8, Note 16). Compared to 2003, long-term gross sales declined 34%. When Janus announced its regulatory settlement in April 2004, two important developments followed: a two-year trend of redemptions began to stabilize and sales moderately increased. Compared to the first half of 2004, gross redemptions in the second half of the year fell to their lowest level in six years and gross sales of long-term investment products increased 11%. These improving trends lead to $4.8 billion of long-term net outflows in the second half of 2004 compared to $15.8 billion during the first half of the year. Management often is not able to determine the specific reasons why shareholders redeem or invest with Janus; however, these improving trends may have been a result of improving investment performance, the regulatory settlement or increased brand advertising.

 Assets in the risk-managed discipline, managed by INTECH, increased 80% from $14.3 billion at December 31, 2003, to $25.8 billion at December 31, 2004, as a result of $8.6 billion of net inflows and $2.9 billion of market appreciation.

Revenue and Expenses

 Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company's investment products. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on Janus' operating results. The following graph depicts the direct relationship between average assets under management and investment management revenue:

 Excluding distribution expenses, Janus' operating expense structure is comprised of costs which generally do not vary directly with average assets under management or revenue. As a result, operating margins may fluctuate at a higher percentage than changes in revenue.

Investment Management Results

	Year ended December 31,
	2005	2004	2003
	(Dollars in Millions, Except as Noted)
Revenues:
Investment management fees	$699.9	$733.8	$781.5
Shareowner servicing fees and other	168.4	188.0	206.0

Total	868.3	921.8	987.5

Operating Expenses:
Employee compensation and benefits	299.5	249.3	226.8
Long-term incentive compensation	75.1	110.5	90.2
Marketing and advertising	30.4	28.6	21.3
Distribution	102.9	125.1	143.4
Depreciation and amortization	35.9	48.9	67.6
General, administrative and occupancy	135.1	139.4	121.4
Restructuring and impairments	5.5	24.4	11.9
Mutual fund investigation charges, net of recoveries	(9.3)	65.0	71.8

Total	675.1	791.2	754.4

Operating Income	193.2	130.6	233.1
Operating margin	22.3%	14.2%	23.6%
Interest expense	(28.6)	(38.4)	(60.5)
Other income, net	37.9	18.9	11.4
Loss on early extinguishment of debt	—	(55.5)	—
Gain on disposition of DST common shares*	—	228.0	—
Income tax provision	(72.8)	(99.4)	(82.1)
Equity in earnings of unconsolidated affiliate	7.1	6.1	3.3
Minority interest in consolidated earnings	(20.0)	(10.0)	(4.2)
Discontinued operations loss	—	—	(5.9)

Net Income	$116.8	$180.3	$95.1

Average Assets Under Management (in billions)	$135.2	$137.8	$144.1

*    Excludes the December 1, 2003, gain of $631.3 million, as DST was a separate segment in 2003.

2005 Compared to 2004

 Investment management fees declined $33.9 million, or 4.6%, as a result of a 1.9% decline in average assets under management, the July 1, 2004, settlement-mandated reduction in management fees and a higher proportion of lower yielding INTECH risk-managed products. Risk-managed products are largely sold through the institutional channel which generally has lower management fees than products sold through the intermediary or retail channels. These declines were partially offset by an increase in performance fees from certain INTECH products of $15.2 million. Performance fees are based on the performance of the client account as compared to the established benchmark over a stated time period. Such fees are recognized at the end of the contractual period if the stated performance criteria are achieved. Future performance fee revenue is dependent upon investment performance and the number of accounts subject to such fees.

 Shareowner servicing fees and other revenue declined $19.6 million to $168.4 million, due primarily to decreases in money market administration fees and transfer agent servicing fees. Money market administration fees, which are calculated based on average assets under management in Janus' money market funds, declined $4.6 million, or 25.5%, as a direct result of a similar decline in average money market assets under management. Transfer agent fees, which are calculated based on average JIF assets under management, declined $12.9 million, or 9.4%, due to the same percentage decrease in average JIF assets.

 Employee compensation and benefits increased $50.2 million over 2004 due to increases in incentive compensation for both investment and non-investment personnel, partially offset by a decrease in executive severance charges.

 Investment team incentive compensation increased $33.1 million due to the effect of a new compensation plan combined with strong one- and three-year relative investment performance. Effective January 1, 2005, all of Janus' Denver-based portfolio managers agreed to a new compensation plan that is primarily tied to one-and three-year relative fund performance, with greater emphasis on three-year results. Under previous incentive agreements, compensation was determined based on relative fund performance combined with the revenue generated from assets managed, which resulted in an expense largely variable with assets under management. The new plan significantly reduced the asset-based component.

 Incentive compensation for non-investment personnel increased $25.5 million as a result of higher sales commissions, primarily from the sales growth at INTECH, combined with increased bonuses at INTECH driven by their 2005 financial performance. The increases in incentive compensation were partially offset by a $15.9 million decrease in severance charges. During 2005, $13.1 million in severance charges were incurred as a result of the separation of two executives and other employees compared to $29.0 million during 2004 related to several senior executives and a portfolio manager.

 Long-term incentive compensation declined $35.4 million primarily as a result of a prior stock award becoming fully vested at the end of 2004, a decline in amortization from former employees' forfeitures of unvested stock-based awards and a vested stock award in the amount of $15.0 million recorded in 2004. In consideration of the portfolio managers' early adoption of the new compensation plan to replace prior contractual arrangements, the 2004 annual long-term incentive award to portfolio managers, which was scheduled to be granted in early 2005, was awarded in vested Janus common stock on December 31, 2004. This decrease was partially offset by awards granted during 2005. Janus generally grants long-term incentive awards annually based on the prior year's results of operations. Long-term incentive compensation should decline in the second quarter of 2007 after a significant restricted stock award granted in 2002 becomes fully vested.

 Distribution expense decreased 17.7%, or $22.2 million, as a result of a 16.3% decline in assets under management subject to third-party concessions. Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries primarily within the retail and intermediary channels.

 Depreciation and amortization expense decreased $13.0 million due to a decline in the amortization of deferred commissions of approximately $6.3 million from lower sales of B shares in Europe and Asia and a decline in depreciation associated with certain fixed assets becoming fully depreciated. Janus generally amortizes commissions paid to financial intermediaries related to the sale of certain mutual fund shares over four years.

 Mutual fund investigation charges for 2005 represent insurance recoveries of $14.4 million, net of $5.1 million of expenses directly associated with the SEC and NYAG settlement orders and ongoing civil litigation (See Item 8, Note 16). Further insurance recoveries are possible in 2006.

 Interest expense declined $9.8 million in 2005 as a result of a debt restructuring and the repayment of notes in 2004.

 The increase in other income is primarily attributable to gains of $13.7 million recorded from the sale of certain investments in advised funds.

 Minority interest, which represents the share of income attributable to the INTECH minority owners, increased $10.0 million due to higher INTECH earnings.

 Janus' effective tax rate in 2005 was slightly below the combined federal and state rates due to the reversal of a $5.0 million tax contingency.

2004 Compared to 2003

 Average assets under management in 2004 decreased 4.4% to $137.8 billion from $144.1 billion in 2003. Investment management revenue decreased 6.1% to $733.8 million, consistent with the decrease in average assets under management and the July 1, 2004, settlement-mandated reduction in management fees, which totaled $11.7 million over the last half of 2004.

 Shareowner servicing fees and other revenue declined $18.0 million to $188.0 million, due primarily to decreases in money market administration fees and transfer agent servicing fees. Money market administration fees, which are calculated based on average assets under management in Janus' money market funds, declined as a direct result of a similar decline in average money market assets under management. Transfer agent fees, which are calculated based on average JIF assets under management, declined $10.5 million, or 7.1%, due to the same percentage decrease in average JIF assets.

 Employee compensation and benefits increased $22.5 million, primarily due to severance charges and increased fund performance-based incentive compensation. Severance in 2004 increased $16.1 million as a result of the resignation or retirement of several senior executives and a portfolio manager. Based on contracts entered into in prior years, compensation for investment personnel generally was based on the level of assets they managed combined with their relative fund performance. Improved relative investment performance, offset by a decline in asset-based compensation, resulted in a net increase of $12.5 million in comparison to 2003. The increase in performance-based compensation was offset by a decline in the annual companywide discretionary bonus plan of $4.3 million.

 Long-term incentive compensation increased due to accelerated vesting charges of $20.4 million related to the separation of several senior level executives and a portfolio manager, and $15.0 million related to portfolio managers' adoption of the new compensation plan discussed above.

 Marketing expense increased $7.3 million from a television and print advertising campaign launched during the second half of 2004, designed to re-establish the Janus brand in the marketplace.

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

 General and administrative expenses increased $18.0 million compared to the prior year, primarily due to 2004 cash payments for certain products and services previously acquired with soft dollars; increased occupancy-related costs from the company's new headquarters in Denver; and higher corporate insurance, internal audit services and legal costs.

 Restructuring and impairments increased $12.5 million due to a $14.2 million write-down of intangible assets associated with termination notices received from certain subadvised accounts combined with an $8.2 million occupancy-related charge related to vacant space in Austin, Texas. In 2003, Janus recorded intangible asset write-downs of $9.3 million from the termination of certain subadvised accounts. See Item 8, Note 8 for a summary of all restructuring accruals.

 In 2004, Janus reached final settlements with the Attorneys General of Colorado and New York, the Colorado Division of Securities and the SEC (See Item 8, Note 16). In conjunction with the settlements, Janus recorded charges of $65.0 million in 2004 and $71.8 million in 2003 for civil penalties, restoration costs, legal and other administrative expenses related to the investigation.

 Through two separate transactions in 2003 and 2004, Janus disposed of its 33% ownership interest in DST. On December 1, 2003, Janus exchanged 32.3 million common shares of DST for 100% of the stock of Capital

Group Partners, Inc. ("CGP"), a corporation that includes a printing and graphics design business (RSG) with a value of $115.0 million, and $999.3 million in cash. This transaction resulted in a $631.3 million gain and the reversal of previously recorded deferred income taxes of $176.4 million (see Other Liquidity Issues discussion). On June 16, 2004, Janus sold its remaining 7.4 million shares of DST common stock to an unrelated third party. The sale resulted in a gain of $228.0 million. The Company received cash proceeds of $336.2 million, or $208.0 million net of income taxes.

 Interest expense declined $22.1 million in 2004 as a result of a debt restructuring and the repayment of notes in the second quarter 2004 which reduced Janus' consolidated debt to $377.9 million. As part of the debt restructuring, Janus incurred a non-operating debt extinguishment charge of $55.5 million in 2004 primarily related to the premium paid to exchange certain notes with high interest rates for new notes with lower interest rates.

 Janus' effective tax rate in 2004 was slightly below the combined federal and state rates due to a reduction of tax expense related to the reversal of a $22.5 million tax contingency, partially offset by the civil penalty recorded as part of the regulatory settlement for which Janus does not receive a tax deduction.

PRINTING AND FULFILLMENT SEGMENT

 RSG, the operating business of the Printing and Fulfillment segment, provides clients with digital and offset printing and fulfillment services. The digital operation focuses on providing clients with communication solutions using leading-edge print-on-demand technology and software applications that support the process of improving the effectiveness of customer communication through personalization and customization. The offset printing operations provide customers with full-service graphic and design solutions through prepress services and high-speed, high-quality offset printing, including direct marketing packages, brochures, preprinted base stock and collateral pieces.

Results of Operations

	Year Ended December 31,
	2005	2004
	(in millions)
Printing and fulfillment revenue	$69.4	$70.6
Out-of-pocket reimbursements	15.4	18.4

Total revenue	84.8	89.0
Cost of printing and fulfillment	67.5	69.2
Out-of-pocket expenses	15.4	18.4
Selling, general and administrative expenses	9.3	10.2
Restructuring and impairments	20.0	2.2
Depreciation and amortization	7.9	7.7

Operating loss	(35.3)	(18.7)
Other income, net	1.4	0.7
Tax benefit	4.9	7.2

Net loss	$(29.0)	$(10.8)

 Print volumes and revenue from fulfillment, digital printing and offset printing were comparable to the prior year. Operating expenses increased as a result of a $20.0 million goodwill impairment charge partially offset by decreases in cost of printing and fulfillment, and selling, general and administrative expenses. This decline is attributable to cost reduction measures and the closure of a nonstrategic facility at the end of 2004, which resulted in a $2.2 million charge in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

 A summary of cash flow data for the years ended December 31, is as follows (in millions):

	2005	2004	2003
Cash flows provided by (used for):
Operating activities	$273.2	$(10.4)	$260.2
Investing activities	64.8	(45.8)	837.1
Financing activities	(312.5)	(639.5)	(27.0)

Net increase (decrease) in cash and cash equivalents	25.5	(695.7)	1,070.3
Balance at beginning of year	527.1	1,222.8	152.5

Balance at end of year	$552.6	$527.1	$1,222.8

2005 Cash Flows

 Janus' cash flows from operations historically have been positive and sufficient to fund ordinary operations. Operating cash flows in 2005 increased $283.6 million to $273.2 million. Cash used for operations in 2004 include payments related to the regulatory settlement and income taxes for the sale of DST shares.

 Net cash generated from investing activities in 2005 represents proceeds from the maturity and sale of investments, partially offset by capital expenditures.

 Cash used for financing activities in 2005 consists primarily of common stock repurchases of $310.4 million and distributions to the minority owners of INTECH.

2004 Cash Flows

 The decline in cash from operations in 2004, as compared to 2003, was driven by payments related to the regulatory settlement and an income tax payment related to the sale of 7.4 million shares of DST in 2004.

 Cash used for investing activities in 2004 consists of the purchase of U.S. treasury and government agency securities and capital expenditures. The use of cash for investing activities was partially offset by the disposition of DST common shares and the sale of certain investments in advised funds.

 Cash used for financing activities in 2004 includes the repayment of $529.0 million of long-term debt and common stock repurchases of $99.7 million.

Short-Term Liquidity and Capital Requirements

 Janus believes cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operations, ongoing common stock repurchases, capital expenditures, income tax payments, and interest and principal payments on outstanding debt.

Common Stock Repurchase Program

 On July 20, 2004, the Janus Board of Directors authorized the expenditure of up to $500 million to repurchase shares of Janus common stock. The stock repurchase program expires December 31, 2006. During 2005 and 2004, the Company repurchased 20.3 million shares for $292.6 million and 5.6 million shares for $83.6 million, respectively, under this authorization. As of December 31, 2005, $123.8 million is available under the authorization.

Long-Term Liquidity and Capital Requirements

 Expected long-term commitments at December 31, 2005, include the following (in millions):

	Current	2 to 3 Years	4 to 5 Years	After 5 Years
Debt	$114.1	$—	$22.0	$240.2
Interest payments	27.0	20.0	12.1	18.5
Operating leases	25.9	37.4	29.1	91.9

Total	$167.0	$57.4	$63.2	$350.6

 The information presented above does not include operating related liabilities or capital expenditures that will be committed to in the normal course of business. Janus expects to fund these obligations from future cash flow generated from normal operations.

 Operating lease obligations are presented net of estimated sublease income of $13.9 million.

 Janus has the right to purchase an additional 14% ownership in Perkins, Wolf, McDonnell and Company, LLC each year at a price equal to the fair market value on each respective call date. The above schedule does not include any estimated payments related to these call rights as Janus is not obligated to exercise its call and the price is unknown at this time.

 Certain options to purchase INTECH interests become exercisable when either of the INTECH founders' employment is terminated. In the event a founder's employment is terminated by INTECH (other than for cause) or the founder terminates his employment for good reason, such founder has the option, ending in 2012, to require INTECH's purchase of his interests for cash at fair market value, as calculated using a valuation of 18.6 times INTECH's adjusted net income for the prior four calendar quarters. In the event a founder's employment is terminated by INTECH for cause or poor performance, or the founder terminates his employment voluntarily without good reason, INTECH has the option for three years to purchase such founder's interest for cash or Janus common stock, using the same fair market value calculation. Based on this valuation methodology, the founders' INTECH interests would currently be valued at approximately $150.0 million. The long-term commitments schedule above does not include any estimate for the purchase of the outstanding INTECH interests due to the uncertainty of this obligation and the price at which it may occur.

Other Liquidity Issues

DST Exchange Transaction

 On December 1, 2003, Janus exchanged 32.3 million common shares of DST Systems, Inc. ("DST") for 100% of the stock of CGP, a corporation that includes a printing and graphics design business with a value of $115.0 million, and $999.3 million in cash. The share disposition resulted in a $631.3 million gain and the reversal of previously recorded deferred income taxes of $176.4 million, as the transaction was implemented in reliance on opinions from Janus' tax advisers that the transaction should qualify as a tax-free exchange under Section 355 of the Code. For purposes of such tax opinions, Janus and CGP represented that, for a period of at least three years, CGP would not distribute or loan to Janus or any Janus affiliate the assets or cash of CGP. In addition, the representations limited the amount of cash that CGP could use to purchase Janus debt and common stock. On February 16, 2006, the IRS advised Janus that they have accepted Janus' nontaxable treatment of this exchange.

Other Sources of Liquidity

Credit Facility

 On October 19, 2005, the Company entered into a $200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement (the "Facility") with a syndicate of banks. The facility contains a number of financial covenants such as a specified financing leverage ratio, minimum net worth and interest coverage ratio. Janus was in compliance with all covenants at December 31, 2005.

Shelf Registration

 The Company has effective a Shelf Registration Statement with the SEC ("Shelf Registration"), under which Janus could issue up to $800 million in aggregate issue price of Janus' common stock, preferred stock and debt securities. At December 31, 2005, $600 million of securities were available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Facility. The Shelf Registration expires on December 31, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

 Janus' consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

 Janus continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. Janus' critical accounting policies and estimates include accounting for income taxes, accounting for intangible assets and goodwill, and equity compensation.

Accounting for Income Taxes

 Significant management judgment is required in developing Janus' provision for income taxes, including the valuation allowances that might be required against deferred tax assets and the evaluation of various income tax contingencies.

Valuation Allowance

 Janus has not recorded a valuation allowance on its deferred tax assets as of December 31, 2005, based on management's belief that operating income will more likely than not be sufficient to realize the benefit of the Company's deferred tax assets over time. In the event that actual results differ from these estimates, or if Janus' historical trend of positive operating income changes, Janus may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on Janus' consolidated financial condition and results of operations.

Income Tax Contingencies

 At December 31, 2005, Janus has an accrued liability of $44.6 million related to tax contingencies for issues raised by various taxing authorities. At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed or tax contingencies recorded in prior years may be reversed.

Accounting for Intangible Assets and Goodwill

 Intangibles assets and goodwill comprise $2.4 billion, or 66%, of total assets at December 31, 2005. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

 In connection with the purchase price allocation of acquisitions, Janus will rely on in-house financial expertise or utilize a third-party expert, if considered necessary. Valuations generally rely on management's estimates and judgments as to growth rates and operating margins over a range of possible assumptions for various products, distribution channels and business strategies.

 In addition, Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," requires that goodwill and indefinite-lived intangibles be tested at least annually for impairment. Goodwill is tested by comparing the fair value of the "reporting unit" associated with the goodwill to the reporting unit's recorded value. If the fair value of the reporting unit is less than its recorded value, it would generally indicate an impairment of goodwill. Indefinite-lived intangible assets are tested for impairment annually by comparing its fair value to the carrying amount of the asset. For purposes of testing goodwill for impairment, the Investment Management segment and the Printing and Fulfillment segment have been identified as reporting units.

 To complete the annual test for potential impairment of intangible assets and goodwill, Janus considers the following: performance compared to peers; significant changes in the underlying business and products of the reporting units; material and ongoing negative industry or economic trends; and/or other factors specific to each asset or reporting unit. Due to the significance of the identified intangible assets and goodwill to Janus' consolidated balance sheet, any impairment charge could have a material adverse effect on the Company's financial condition and results of operations. At December 31, 2005, the majority of Janus' goodwill and intangibles related to the purchase of 16% of JCM from minority shareholders in 2001. The goodwill and indefinite-lived intangibles created by the minority JCM purchases are not highly sensitive to impairment as the annual impairment test for goodwill compares the total fair value of the reporting unit to the net book value of the reporting unit and the total fair value of the intangibles to the carrying value of the intangibles. However, indefinite-lived intangibles include mutual fund advisory contracts, which would be subject to impairment if the mutual fund contract were terminated or not renewed.

 Definite-lived intangible assets are tested only when there are indications of impairment. One component of Janus' definite-lived intangible assets is subadvised contracts. Each subadvised contact has a specific allocation of value and therefore, the loss of an individual contract will cause an impairment charge. Janus recorded impairments of $14.2 million and $9.3 million in 2004 and 2003, respectively, associated with the termination of subadvised contracts.

 In accordance with the annual testing requirement of SFAS No. 142, Janus tested indefinite-lived intangibles and goodwill for potential impairment as of October 1, 2005, and an impairment charge of $20.0 million was recorded to reduce goodwill associated with RSG.

Equity Compensation

 Janus uses the Black-Scholes option pricing model to estimate the fair value of stock options for recording compensation expense. The Black-Scholes model requires management to estimate certain variables, some of which may not be supported by historical activity because of Janus' short history as a publicly traded company. Such estimates include the estimated lives of options from grant date to exercise date, the volatility of the underlying shares and estimated future dividend rates. The two most significant estimates in the Black-Scholes model are volatility and expected life. An increase in the volatility rate increases the value of stock options and a decrease causes a decline in value. Janus estimated expected volatility using an average of Janus' historical volatility and industry and market averages, as appropriate. For expected lives, an increase in the expected life of an option increases its value. Janus factored in employee termination rates combined with vesting periods to determine the average expected life used in the model.

 SFAS No. 123R (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") requires that equity compensation be recorded net of estimated forfeitures over the vesting term. Determining this estimate requires significant judgment on the number of actual awards that will ultimately vest over the term of the award. The estimate is reviewed quarterly and any change in actual forfeitures in comparison to estimates may cause an increase or decrease in the ultimate expense recognized in that period.

ITEM 7(A).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The following information, together with information included in other parts of this Management's Discussion and Analysis of Financial Condition and Results of Operations, describes the key aspects of certain financial instruments that have market risk to Janus.

Investment Management Fees

 Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company's investment products. Assets under management primarily include domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets have a direct effect on Janus' operating results. In addition, fluctuations in interest rates may affect the value of assets under management in the money market and other fixed income investment products. The graph in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations — Investment Management Segment presents the direct relationship between revenue and average assets under management.

Performance Fees

 Performance fee revenue is primarily derived from certain institutional accounts within the risk-managed discipline. Such fees specified in client contracts are based on the performance of the client account as compared to the established benchmark over a specified period of time. Performance fees are recognized at the end of the contractual period if the stated performance criteria are achieved. During 2005 and 2004, $26.8 million and $11.6 million, respectively, in performance fees were recognized.

 On December 29, 2005, Janus mutual fund shareholders approved a performance-based fee structure for 13 Janus funds, representing $20.9 billion of assets under management at December 31, 2005. Under the new structure, the investment management fee paid by each fund will be the base management fee plus or minus a performance fee adjustment. The performance fee adjustment generally will be up to 15 basis points, calculated using each fund's daily net average assets over the performance period. No performance fee adjustments will be made until the first quarter 2007.

Available-for-Sale Investments

 At December 31, 2005, investments in advised funds totaled $99.8 million. These investments are carried in Janus' consolidated financial statements at fair market value and are subject to market fluctuations and the performance of the underlying investment products.

Held-to-Maturity Investments

 At December 31, 2005, Janus' investments totaled $211.9 million in U.S. government and agency debt and $22.4 million in highly rated corporate debt. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to other income. These investments are subject to a decline or impairment in value if interest rates increase or if a corporate issuer defaults on payment at maturity. Janus does not consider these risks to be significant as it intends to hold the securities to maturity and the majority of these securities are invested in government guaranteed debt or highly rated corporate debt.

Foreign Exchange Sensitivity

 Janus has subsidiaries located in the United Kingdom and Hong Kong which conduct business in other foreign countries. With respect to these operations, matters arise as to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The exposure to foreign currency fluctuations is not material as the majority of the revenue earned by international subsidiaries is denominated in U.S. dollars.

Interest Rate Risk

 Janus is not exposed to interest rate risk for its interest payments as all of Janus' outstanding debt has fixed interest rate terms.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	27
Management Report on Internal Control over Financial Reporting	29
Consolidated Balance Sheets as of December 31, 2005 and 2004	30
Consolidated Statements of Income for the Three Years Ended December 31, 2005	31
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2005	32
Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended December 31, 2005	33
Notes to Consolidated Financial Statements	34
Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of
Janus Capital Group Inc.

 We have audited the accompanying consolidated balance sheets of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

 /s/ Deloitte & Touche LLP

 Denver, CO
February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of
Janus Capital Group Inc.

 We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Janus Capital Group Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

 A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

 In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 27, 2006 expressed an unqualified opinion on those financial statements.

 /s/ Deloitte & Touche LLP

 Denver, CO
February 27, 2006

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 Janus Capital Group Inc. ("Janus") management is responsible for establishing and maintaining adequate internal control over Janus' financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Janus' internal control system was designed to provide reasonable assurance to Janus' management and board of directors regarding the preparation and fair presentation of published financial statements. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

 Janus has assessed the effectiveness of Janus' internal controls over financial reporting as of December 31, 2005. In making this assessment, Janus used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

 Based on the assessment using those criteria, Janus believes that, as of December 31, 2005, internal control over financial reporting is effective.

 Janus' independent registered public accounting firm audited the financial statements included in the Annual Report on Form 10-K and have issued an audit report on management's assessment of Janus' internal control over financial reporting. This report appears on page 28 of this Annual Report on Form 10-K.

 February 27, 2006

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Share Data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$552.6	$527.1
Accounts receivable	145.6	125.2
Investments	252.2	279.2
Income taxes receivable	19.0	71.5
Other current assets	34.3	62.3

Total current assets	1,003.7	1,065.3
Investments and other assets	168.5	240.9
Property and equipment, net	64.7	62.0
Intangibles, net	1,298.5	1,316.2
Goodwill	1,093.1	1,083.2

Total assets	$3,628.5	$3,767.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5.4	$7.8
Accrued compensation and benefits	89.6	64.7
Current portion of long-term debt	114.1	—
Other accrued liabilities	58.7	82.1

Total current liabilities	267.8	154.6
Other liabilities:
Long-term debt	262.2	377.5
Deferred income taxes	424.1	435.8
Other liabilities	77.4	60.1

Total liabilities	1,031.5	1,028.0

Commitments and contingencies
Minority interest in consolidated subsidiary	15.8	5.1

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par, 1,000,000,000 shares authorized; 244,978,337 and 244,443,526 shares issued, respectively; 216,035,912 and 234,436,041 shares outstanding, respectively)	2.2	2.3
Additional paid-in capital	—	152.8
Retained earnings	2,569.3	2,563.7
Accumulated other comprehensive income	9.7	15.7

Total stockholders' equity	2,581.2	2,734.5

Total liabilities and stockholders' equity	$3,628.5	$3,767.6

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Data)

	For the year ended December 31,
	2005	2004	2003
Revenues:
Investment management fees	$699.9	$733.8	$781.5
Shareowner servicing fees and other	168.4	188.0	206.0
Printing and fulfillment	84.8	89.0	7.2

Total	953.1	1,010.8	994.7

Operating Expenses:
Employee compensation and benefits	305.0	255.2	227.3
Long-term incentive compensation	75.3	110.8	90.2
Marketing and advertising	30.4	28.6	21.3
Distribution	102.9	125.1	143.4
Depreciation and amortization	43.8	56.6	67.6
General, administrative and occupancy	138.7	143.4	121.6
Cost of printing and fulfillment	82.9	87.6	6.5
Restructuring and impairments	25.5	26.6	11.9
Mutual fund investigation charges, net of recoveries	(9.3)	65.0	71.8

Total	795.2	898.9	761.6

Operating Income	157.9	111.9	233.1
Interest expense	(28.6)	(38.4)	(60.5)
Other income, net	39.3	19.6	11.4
Loss on early extinguishment of debt	—	(55.5)	—
Gain on disposition of DST common shares	—	228.0	631.3
Income tax (provision) benefit	(67.9)	(92.2)	69.7
Equity in earnings of unconsolidated affiliate	7.1	6.1	67.8
Minority interest in consolidated earnings	(20.0)	(10.0)	(4.2)

Income from continuing operations	87.8	169.5	948.6

Discontinued Operations (Nelson):
Loss from operations	—	—	(3.7)
Loss on disposal (net of income tax benefit of $1.6)	—	—	(2.2)

Loss from discontinued operations	—	—	(5.9)

Net Income	$87.8	$169.5	$942.7

Earnings per Share — Basic:
Income from continuing operations	$0.40	$0.73	$4.17
Loss from discontinued operations	—	—	(0.03)

Net income	$0.40	$0.73	$4.14

Earnings per Share — Diluted:
Income from continuing operations	$0.40	$0.73	$4.14
Loss from discontinued operations	—	—	(0.03)

Net income	$0.40	$0.73	$4.11

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the year ended December 31,
	2005	2004	2003
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$87.8	$169.5	$942.7
Adjustments to net income:
Depreciation and amortization	50.1	60.4	67.6
Deferred income taxes	14.1	(90.3)	(209.2)
Minority interest in consolidated earnings	20.0	10.0	4.2
Undistributed earnings of unconsolidated affiliate	—	—	(65.1)
Restructuring and impairment charges	25.5	14.3	9.7
Amortization of stock-based compensation	74.1	88.2	78.4
Realized (gain) loss on the sale of investments	(12.4)	(1.3)	0.5
Gain on disposition of DST common shares	—	(228.0)	(631.3)
Loss on early extinguishment of debt	—	55.5	—
Payment of deferred commissions, net	(1.6)	(12.4)	(28.0)
Other, net	6.1	6.1	10.3
Changes in working capital items:
Accounts receivable	(20.4)	(1.8)	(12.2)
Other current assets	(2.1)	3.6	13.2
Accounts payable and accrued compensation payable	14.1	21.0	5.5
Other accrued liabilities	17.9	(105.2)	73.9

Net operating	273.2	(10.4)	260.2

Investing Activities:
Purchase of property and equipment	(23.6)	(26.5)	(23.9)
Acquisitions and payments for business previously acquired	(5.8)	(5.8)	(116.2)
Purchase of investments	(163.0)	(366.7)	(75.1)
Proceeds from sales and maturities of investments	253.6	15.2	47.7
Proceeds from disposition of DST common shares	—	336.2	990.2
Proceeds from sale of Nelson	—	—	14.4
Other, net	3.6	1.8	—

Net investing	64.8	(45.8)	837.1

Financing Activities:
Repayment of long-term debt	—	(529.0)	—
Proceeds from stock plans	20.9	9.8	6.7
Repurchase of common stock	(310.4)	(99.7)	(8.5)
Distributions to minority interest	(12.8)	(8.0)	(17.3)
Dividends paid to shareholders	(9.1)	(9.6)	(9.5)
Other, net	(1.1)	(3.0)	1.6

Net financing	(312.5)	(639.5)	(27.0)

Cash and Cash Equivalents:
Net increase (decrease)	25.5	(695.7)	1,070.3
At beginning of period	527.1	1,222.8	152.5

At end of period	$552.6	$527.1	$1,222.8

Supplemental cash flow information:
Cash paid for interest	$27.1	$51.1	$59.3
Cash paid for income taxes	$77.7	$212.7	$82.0

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Millions, Except Per Share Data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2002	222.5	$2.2	$12.2	$1,470.6	$36.3	$1,521.3
Comprehensive income:
Net income				942.7		942.7
Net unrealized gain on investments					94.7	94.7
Reclassification for gains included in net income					(0.2)	(0.2)
Foreign currency translation adjustment					4.3	4.3

Comprehensive income						1,041.5
Amortization of stock-based compensation			63.1			63.1
Issuance of stock awards	(0.7)		0.7			0.7
Tax impact of stock-based compensation			4.6			4.6
Stock option exercises	0.9		7.0			7.0
Common stock repurchased	(0.7)		(8.5)			(8.5)
Conversion of Berger Financial Group LLC shares	1.6		10.1			10.1
Conversion of Janus Capital Management LLC shares	15.6	0.2	41.4			41.6
Change of interest in subsidiaries			6.4			6.4
Common stock dividends ($0.04 per share)				(9.5)		(9.5)

Balance at December 31, 2003	239.2	2.4	137.0	2,403.8	135.1	2,678.3
Comprehensive income:
Net income				169.5		169.5
Net unrealized gain on investments					21.9	21.9
Reclassification for gains included in net income					(141.4)	(141.4)
Foreign currency translation adjustment					0.1	0.1

Comprehensive income						50.1
Amortization of stock-based compensation			87.2			87.2
Issuance of stock awards	0.4		13.5			13.5
Tax impact of stock-based compensation			3.2			3.2
Stock option exercises	1.4		11.2			11.2
Common stock repurchased	(6.6)	(0.1)	(99.6)			(99.7)
Change of interest in subsidiary			0.3			0.3
Common stock dividends ($0.04 per share)				(9.6)		(9.6)

Balance at December 31, 2004	234.4	2.3	152.8	2,563.7	15.7	2,734.5
Comprehensive income:
Net income				87.8		87.8
Net unrealized gain on investments					3.6	3.6
Reclassification for gains included in net income					(7.7)	(7.7)
Foreign currency translation adjustment					(1.9)	(1.9)

Comprehensive income						81.8
Amortization of stock-based compensation			54.9	18.7		73.6
Issuance of stock awards	0.9		2.3			2.3
Tax impact of stock-based compensation			(12.7)	(0.2)		(12.9)
Stock option exercises	2.2		7.4	13.8		21.2
Common stock repurchased	(21.5)	(0.1)	(205.0)	(105.3)		(310.4)
Change of interest in subsidiary			0.3	(0.1)		0.2
Common stock dividends ($0.04 per share)				(9.1)		(9.1)

Balance at December 31, 2005	216.0	$2.2	$—	$2,569.3	$9.7	$2,581.2

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE BUSINESS

 Janus Capital Group Inc. and its subsidiaries (collectively, "Janus" or the "Company") primarily derive revenue and net income from providing investment management, administration, distribution and related services to individual and institutional investors through the Janus series of mutual funds, subadvised relationships and separate accounts (collectively referred to herein as "investment products"). Revenue is largely dependent on the total value and composition of assets under management, which include domestic equity, international equity and debt securities. Accordingly, fluctuations in the financial markets and in the composition of assets under management affect revenue and operating results. The majority of Janus' revenue is derived from contracts to manage mutual funds which are subject to annual review and approval by each fund's Board of Trustees and/or its shareholders.

 Janus' significant subsidiaries and equity method investment at December 31, 2005, include:

•
Janus Capital Management LLC ("JCM") (wholly-owned subsidiary).  JCM offers growth equity, core and international equity funds, as well as balanced, specialty fixed-income and money market funds.

•
Enhanced Investment Technologies, LLC ("INTECH") (approximate 78% owned subsidiary).  INTECH offers risk-managed investment products that are based on a mathematical theorem which attempts to capitalize on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a passive index, while controlling risks and trading costs. INTECH manages institutional and private accounts and subadvises certain Janus mutual funds. On February 1, 2006, Janus increased its ownership of INTECH to approximately 83% with the purchase of an additional 5% ownership interest from the INTECH founders for $90.0 million.

•
Perkins, Wolf, McDonnell and Company, LLC ("PWM") (approximate 30% ownership, accounted for under the equity method).  PWM subadvises certain of Janus' small- and mid-cap value mutual funds.

•
Capital Group Partners, Inc. ("CGP") (wholly-owned subsidiary).  The operating business of CGP, Rapid Solutions Group ("RSG") provides printing and fulfillment services and graphic design capabilities, with a client concentration in the financial services industry.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The financial statements include all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The equity method of accounting is used for all entities (PWM and, prior to December 1, 2003, DST Systems, Inc. ("DST")) in which Janus had significant influence but did not have the ability to exercise control. Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information

 Janus has two segments at December 31, 2005: Investment Management, representing businesses that derive the majority of their revenues from providing investment management services under investment advisory agreements; and Printing and Fulfillment, comprising the graphics design, commercial printing and fulfillment operations.

Cash and Cash Equivalents

 Short-term liquid investments with an initial maturity of generally three months or less, including investments in money market funds, are considered cash equivalents.

 At December 31, 2005 and 2004, $180.1 million and $327.8 million, respectively, of Janus' consolidated cash and cash equivalents were recorded at CGP. While there are no legal or third-party restrictions on the use of the cash held by CGP, Janus has represented that the funds would not be distributed or loaned to Janus or any Janus affiliate. (See Note 5.)

Property and Equipment

 Property and equipment is recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the related assets (or the lease term, if shorter). Depreciation and amortization expense totaled $20.1 million, $23.7 million and $30.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Of the total expense, $6.3 million, $3.8 million and $0.2 million is included within cost of printing and fulfillment for the years ended December 31, 2005, 2004 and 2003, respectively. Property and equipment is summarized as follows (in millions):

		December 31,
	Depreciation and Amortization Period
		2005	2004
Furniture, fixtures and equipment, including computer equipment and systems	3-7 years	$168.9	$153.1
Leasehold improvements	3-24 years	31.0	29.8

Subtotal		199.9	182.9
Less accumulated depreciation		(135.2)	(120.9)

Net property and equipment		$64.7	$62.0

 Janus periodically evaluates the recoverability of its long-lived assets based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.

Software

 Purchased software is recorded at cost and amortized over its estimated useful life. Computer software and development costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software.

Deferred Commissions

 Sales commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized over various periods, not exceeding four years, based on the estimated recoverability of the asset through distribution fee payments or contingent deferred sales charges. Contingent deferred sales charges received from early withdrawal charges reduce the unamortized deferred commissions balance. Amortization expense for the years ended December 31, 2005, 2004 and 2003 totaled $16.2 million, $22.4 million and $29.6 million, respectively. Deferred commissions, which are recorded as a component of other assets, are summarized as follows (in millions):

	December 31,
	2005	2004
Deferred commissions — current	$8.7	$15.4
Deferred commissions — long term	3.3	11.6

Total	$12.0	$27.0

Fair Value of Financial Instruments

 The carrying value of Janus' cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair values of Janus' investments and long-term debt have been disclosed in Notes 4 and 11, respectively.

Revenue Recognition

 Investment management and shareholder servicing fees are recognized as services are provided. These revenues are generally determined in accordance with contracts based upon a percentage of assets under management.

 Performance fees, which are included in investment management fees, are based on the performance of certain investment products as compared to the established benchmark over a specified period of time and are recognized at the end of the period if the stated performance criteria are achieved.

 Printing and fulfillment revenue is recognized upon the completion of services provided. Estimated allowances for billing adjustments are recorded as a reduction of revenue. Reimbursements for out-of-pocket expenses are recorded as revenue with a corresponding expense included within cost of printing and fulfillment.

Marketing

 Marketing and promotional costs are expensed as incurred.

Stock-Based Compensation

 Janus adopted Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004) "Share-Based Payment" effective October 1, 2004. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

Comprehensive Income

 The components of other comprehensive income include the change in fair market value of available-for-sale investments owned by Janus as well as foreign currency translation adjustments, as follows (in millions):

	Pre-tax Amount	Tax (Expense) Benefit	Net Amount
Year ended December 31, 2005
Unrealized gain on available-for-sale investments	$5.8	$(2.2)	$3.6
Reclassification for gains included in net income	(12.4)	4.7	(7.7)
Foreign currency translation adjustment	(3.0)	1.1	(1.9)

Total	$(9.6)	$3.6	$(6.0)

Year ended December 31, 2004
Unrealized gain on:
Available-for-sale investments	$9.3	$(3.6)	$5.7
DST investment (through June 16, 2004)	26.2	(10.0)	16.2

Total unrealized investment gain	35.5	(13.6)	21.9

Reclassification for gains included in net income	(229.5)	88.1	(141.4)
Foreign currency translation adjustment	0.1	—	0.1

Total	$(193.9)	$74.5	$(119.4)

Year ended December 31, 2003
Unrealized loss on:
Available-for-sale investments	$16.7	$(3.2)	$13.5
DST investment	132.1	(50.9)	81.2

Total unrealized investment gain	148.8	(54.1)	94.7

Reclassification for gains included in net income	(0.2)	—	(0.2)
Foreign currency translation adjustment	6.4	(2.1)	4.3

Total	$155.0	$(56.2)	$98.8

NOTE 3 — EARNINGS PER SHARE

 Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding by the dilutive impact of shares underlying stock options and unvested restricted stock awards. The adjustment to the numerator of the Company's diluted earnings per share computation includes potentially dilutive securities of subsidiaries and affiliates. The following is a summary of the earnings per share calculation (in millions, except per share data):

	For the year ended December 31,
	2005	2004	2003
Income from continuing operations	$87.8	$169.5	$948.6
Loss from discontinued operations	—	—	(5.9)

Net income	87.8	169.5	942.7
Dilutive securities at subsidiaries and affiliates	—	—	(0.5)

Net income for dilutive computation	$87.8	$169.5	$942.2

Basic earnings per share:
Weighted average common shares outstanding	218.6	230.8	227.8
Income from continuing operations	$0.40	$0.73	$4.17
Loss from discontinued operations	—	—	(0.03)

Basic earnings per share	$0.40	$0.73	$4.14

Diluted earnings per share:
Weighted average common shares outstanding	218.6	230.8	227.8
Dilutive effect of stock options and unvested restricted stock	0.5	1.1	1.7

Weighted average diluted common shares outstanding	219.1	231.9	229.5

Income from continuing operations	$0.40	$0.73	$4.14
Loss from discontinued operations	—	—	(0.03)

Diluted earnings per share	$0.40	$0.73	$4.11

 Weighted average diluted common shares include the impact of unexercised stock options and unvested restricted stock using the treasury stock method. For the years ended December 31, 2005, 2004 and 2003, 14.3 million, 13.9 million and 8.0 million stock options, respectively, and 3.2 million, 4.9 million and 7.7 million of unvested restricted stock, respectively, were excluded from the diluted shares outstanding calculation as their inclusion would be anti-dilutive.

 All shares held in the Janus Employee Stock Ownership Plan (the "ESOP") are treated as outstanding for purposes of computing basic earnings per share.

NOTE 4 — INVESTMENTS

 Janus classifies investments as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. There were no securities classified as trading at December 31, 2005 or 2004. Securities are classified as held-to-maturity when Janus has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to other income. Securities classified as available-for-sale are reported at fair value with unrealized gains and losses reported in accumulated other comprehensive income, net of deferred income taxes. Realized gains, losses and declines in value judged to be other-than-temporary, are included in other income. Janus' investments at December 31, 2005 and 2004, are summarized as follows (in millions):

	December 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at amortized cost)
U.S. treasury and government agency securities	$211.9	$—	$(2.6)	$209.3	$289.2	$—	$—	$289.2
Corporate debt securities	22.4	—	(0.3)	22.1	18.6	—	—	18.6
Available-for-sale securities (carried at fair value)
Investments in advised funds	86.4	13.5	(0.1)	99.8	106.7	20.1	—	126.8

	$320.7	$13.5	$(3.0)	$331.2	$414.5	$20.1	$—	$434.6

 The following is a summary of the contractual maturity of held-to-maturity securities at December 31, 2005 (in millions):

	Amortized Cost	Fair Market Value
Short-term (less than 1 year)	$152.4	$150.8
Long-term (due in 1-2 years)	81.9	80.6

	$234.3	$231.4

 At December 31, 2005 and 2004, $110.4 million and $145.6 million, respectively, of Janus' held-to-maturity investments are owned by CGP. While there are no legal or third-party restrictions on the investments held by CGP, Janus has represented that no assets would be distributed or loaned to Janus or any Janus affiliate. (See Note 5.)

 Investments in advised funds represent shares of Janus mutual funds and separate accounts. Realized gains and losses are determined using the first-in, first-out method. Proceeds from the sale of available-for-sale securities totaled $67.7 million, $343.4 million and $38.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Long-term investments are included within investments and other assets on Janus' balance sheet.

NOTE 5 — DST EXCHANGE TRANSACTION

 On December 1, 2003, Janus exchanged 32.3 million common shares of DST for 100% of the stock of CGP, a corporation that included a printing and graphics design business with a value of $115.0 million, and $999.3 million in cash. The share disposition resulted in a $631.3 million gain and the reversal of previously recorded deferred income taxes of $176.4 million, as the transaction was implemented in reliance on opinions from Janus' tax advisers that the transaction should qualify as a tax-free exchange under Section 355 of the Internal Revenue Code of 1986, as amended. For purposes of such tax opinions, Janus and CGP represented that, for a period of at least three years, CGP would not distribute or loan to Janus or any Janus affiliate the assets or cash of CGP. In addition, the representations limited the amount of cash that CGP could use to purchase Janus debt and common stock. On February 16, 2006, the IRS advised Janus that they have accepted Janus' nontaxable treatment of this exchange.

 On June 16, 2004, Janus sold the remaining 7.4 million shares of DST to an unrelated third party for a pretax gain of $228.0 million and cash proceeds of $336.2 million.

NOTE 6 — ACQUISITIONS

Capital Group Partners, Inc.

 On December 1, 2003, Janus acquired 100% of CGP as part of the DST exchange transaction, and as such, the operating results of CGP for the month of December are included in Janus' 2003 consolidated financial statements. The pro forma results of operations have not been presented because the results of operations would not have been materially different from those reported.

Perkins, Wolf, McDonnell and Company, LLC

 In May 2003, Janus completed the acquisition of a 30% interest in PWM, which is accounted for under the equity method. PWM is the subadviser for certain of Janus' small- and mid-cap value products. The terms of the purchase and summarized financial statements have not been presented as they are immaterial to Janus' consolidated financial statements. Janus has the option to purchase an additional 14% ownership of PWM in the first half of each year. Janus did not exercise this option in 2005 or 2004.

Janus Capital Management LLC Awards

 On March 12, 2003, JCM became a wholly-owned subsidiary of Janus through the conversion of all outstanding employee-held shares of JCM into shares of Janus common stock. The conversion was completed to simplify Janus' corporate structure and more closely align interests of Janus employees with those of public shareholders. A special committee of independent members of Janus' Board of Directors approved a conversion ratio of 20.1 shares of common stock for each JCM share. The conversion ratio was based on the fair market value of each equity instrument at the date of conversion and resulted in the issuance of approximately 15.6 million shares of Janus common stock.

Berger Financial Group LLC ("Berger") Minority

 In February 2003, Janus purchased the outstanding Berger minority LLC interests, making Berger a wholly-owned subsidiary. The purchase was executed with a combination of cash and Janus common stock. The terms of the purchase have not been presented as they are immaterial to the consolidated financial statements of Janus. Subsequent to the acquisition of the minority interests, the mutual funds managed by Berger were merged with similar Janus mutual funds or were liquidated, and the Berger operations were closed.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

 Changes in the carrying amount of goodwill are as follows (in millions):

	Investment Management	Printing and Fulfillment	Total
Balance as of December 31, 2003	$1,006.1	$102.7	$1,108.8
Additions	5.8	—	5.8
Adjustment to purchase price allocation	—	(27.7)	(27.7)
Dispositions	(3.7)	—	(3.7)

Balance as of December 31, 2004	1,008.2	75.0	1,083.2
Additions	26.0	3.9	29.9
Impairment	—	(20.0)	(20.0)

Balance as of December 31, 2005	$1,034.2	$58.9	$1,093.1

 Goodwill additions in 2005 are attributable to changes in management's estimates of certain tax allocations related to prior year acquisitions.

 The following is a summary of identified intangible assets (in millions):

	December 31,
	2005	2004
Non-amortized intangible assets
Mutual fund advisory contracts	$943.1	$943.1
Brand name and trademark	270.5	270.5
Amortized intangible assets
Client relationships	122.7	127.9
Accumulated amortization	(37.8)	(25.3)

Net intangible assets	$1,298.5	$1,316.2

 Client relationships are amortized over their estimated lives of five to 25 years using the straight-line method. Amortization expense was $13.8 million and $14.3 million for the years ended December 31, 2005 and 2004, respectively. Amortization expense over the next five years is expected to be $14.0 million in 2006 through 2008, $5.3 million in 2009 and $4.9 million in 2010.

NOTE 8 — RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

 The following items comprise Janus' restructuring and impairment charges (in millions):

	Year ended December 31,
	2005	2004	2003
RSG goodwill impairment	$20.0	$—	$—
Intangibles impairment	—	14.2	9.3
Bay Isle	5.5	2.0	—
2001 Restructuring	—	8.2	—
Other	—	2.2	2.6

Total	$25.5	$26.6	$11.9

RSG Goodwill Impairment

 Janus performs an annual test of its goodwill and intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." As a result of the 2005 test, Janus determined that the goodwill at RSG was impaired. The value of RSG was determined using the present value of future cash flows, which is dependent on a number of significant estimates including long-term revenue growth, RSG's ability to manage operating expenses, expected operating margin of current and future products, and the discount rate used to calculate the present value of the cash flows.

 In 2004 and 2005, RSG took several actions intended to improve its current and future operating results including the closure of a non-strategic facility, the consolidation of warehouses, a reduction in total staffing levels and $21.9 million in capital improvements. Despite these actions, 2005 revenues and operating results were lower than expected, resulting in revisions to the long-term earnings forecast and the impairment charge.

Intangibles Impairment

 Within client relationships, Janus has subadvised contracts that have an allocated intangible value. To the extent such subadvised contracts are terminated, Janus recognizes an impairment charge equal to the unamortized value of the intangible asset recorded for such contract.

Bay Isle Financial LLC ("Bay Isle")

 In two separate transactions, Janus closed the California operations of Bay Isle, an asset management firm that focused on value and real estate investment trust investing.

 On September 14, 2004, Janus completed the sale of Bay Isle's Private Client Asset Management division for cash proceeds of $8.0 million. The division managed $0.6 billion of assets at the date of disposition. The transaction resulted in a pretax loss of $2.0 million, primarily due to the write-off of $3.7 million of goodwill and $4.8 million of intangible assets assigned to the division.

 During the first quarter 2005, Janus relocated the operations of Bay Isle from Oakland, California, to Janus' headquarters in Denver, Colorado. This relocation resulted in the closure of the Bay Isle facility and the termination of Bay Isle's existing four-person support staff. The facility closure resulted in a charge of $1.6 million, representing lease termination costs, severance payments and fixed assets impairments. In addition, at the time of its acquisition in 2003, Bay Isle managed certain institutional accounts that were assigned an intangible asset value. As a result of the transition, such institutional accounts were terminated and Janus recorded an intangible asset impairment of $3.9 million.

2001 Restructuring

 During 2001, due to decreased shareholder transaction volume combined with increased functionality of the Janus.com website, Janus closed its call center in Austin, Texas. At the time of closure, Janus recorded a charge of $36.6 million, representing the projected shortfall of sublease income compared to Janus' contractual rent payments through 2010. In 2004, a change in the market conditions in Austin resulted in a decrease of the projected future sublease income that Janus may receive through the end of its lease term. This change in assumptions resulted in an additional accrual of $8.2 million. The following table summarizes the activity of the 2001 Restructuring (included in other liabilities in the consolidated balance sheet) (in millions):

	Lease Obligation
	Beginning of Period	Additions	Reductions	End of Period	Current Portion	Long-Term Portion
2005	$13.1	$—	$(2.4)	$10.7	$3.8	$6.9
2004	$9.7	$8.2	$(4.8)	$13.1	$2.9	$10.2

Other

 Other restructuring and impairment charges consist of costs associated with the closure of Berger in 2003 and the closure of a non-strategic facility at RSG in 2004.

NOTE 9 — DISCONTINUED OPERATIONS

 On October 23, 2003, Janus sold Nelson Money Managers Plc ("Nelson"), a U.K.-based investment management company, to an unrelated third party. Nelson had been included within the Investment Management segment. The disposition of Nelson, recorded as a discontinued operation, resulted in a $2.2 million loss on disposal (net of a tax benefit of $1.6 million), including severance and transaction costs. During 2003, Nelson earned revenues of $15.5 million and incurred expenses of $19.2 million, which resulted in a net loss of $3.7 million.

NOTE 10 — OTHER BALANCE SHEET CAPTIONS

 Other current accrued liabilities are composed of the following (in millions):

	December 31,
	2005	2004
Current tax contingencies	$—	$24.9
Accrued marketing and distribution	13.1	13.1
Other accrued liabilities	45.6	44.1

Total	$58.7	$82.1

NOTE 11 — LONG-TERM DEBT

 Long-term debt at December 31, 2005 and 2004, consisted of the following (in millions):

	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.119% Senior Notes due 2014	$82.1	$83.6	$82.1	$87.4
7.000% Senior Notes due 2006	114.1	114.7	115.3	121.6
7.750% Senior Notes due 2009	22.0	23.5	22.0	24.9
7.875% Senior Notes due 2032	158.1	161.9	158.1	169.9

Total	376.3	383.7	377.5	403.8
Less: current maturities	(114.1)	(114.7)	—	—

Total long-term debt	$262.2	$269.0	$377.5	$403.8

Fair Value of Long-Term Debt

 The fair value of long-term debt was calculated using market quotes or, if market quotes were not available, by discounting future cash flows using market interest rates for debt with similar terms and maturities.

6.119% Senior Notes Due 2014

 On April 26, 2004, Janus issued $527.4 million of 6.119% senior notes that are due April 15, 2014, $178.2 in exchange for $465.1 million of senior notes (composed of $286.9 million of the 7.000% senior notes and $178 million of the 7.750% senior notes). The 6.119% senior notes pay interest semiannually on April 15 and October 15. On May 19, 2004, Janus' wholly-owned subsidiary, CGP, exercised its right to repurchase $445.0 million aggregate principal amount of the 6.119% senior notes. This transaction resulted in a non-operating charge of $55.5 million, primarily related to the premium paid to exchange the old notes for the new notes given declines in interest rates. As CGP owns the $445.0 million of repurchased notes, Janus makes regular interest payments to CGP. Such payments are eliminated in consolidation.

7.000% Senior Notes Due 2006

 On November 6, 2001, Janus issued 7.000% senior notes that are due November 1, 2006, and are not callable by Janus or redeemable by the holders prior to maturity. Interest is paid semiannually on November 1 and May 1.

7.750% Senior Notes Due 2009

 On July 2, 2002, Janus issued 7.750% senior notes that are due June 15, 2009, and are not callable by Janus or redeemable by the holders prior to maturity. Interest is paid semiannually on June 15 and December 15.

7.875% Senior Notes ("Retail Notes")

 On April 5, 2002, Janus issued 7.875% senior notes that are due April 15, 2032, which are not callable by Janus until April 2007; thereafter, the Retail Notes are callable at any time, in whole or in part, at par plus accrued and unpaid interest. Interest is paid quarterly. The Retail Notes are listed on the New York Stock Exchange ("NYSE") under the symbol "SVQ" and were offered in $25 increments to individual investors.

Credit Facility

 On October 19, 2005, the Company entered into a $200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement with a syndicate of banks (the "Facility"). The Facility contains a number of financial covenants such as a specified financing leverage ratio, minimum net worth and interest coverage ratio. Janus was in compliance with the provisions of the Facility, including the financial covenants, as of December 31, 2005. Janus had no borrowings under the Facility during 2005.

Aggregate Maturities of Indebtedness

 The aggregate amounts of debt maturing in the next five years are as follow (in millions):

2006	$114.1
2007	—
2008	—
2009	22.0
2010	—
Thereafter	240.2

Total	$376.3

NOTE 12 — INCOME TAXES

 Janus' provision for income taxes is summarized as follows (in millions):

	December 31,
	2005	2004	2003
Current:
Federal	$46.5	$160.1	$89.9
State and local	7.3	22.5	7.9

Total current	53.8	182.6	97.8

Deferred:
Federal	12.8	(79.1)	(146.6)
State and local	1.3	(11.3)	(20.9)

Total deferred	14.1	(90.4)	(167.5)

Total income tax expense (benefit)	$67.9	$92.2	$(69.7)

 Janus' deferred income tax liabilities (assets) are summarized as follows (in millions):

	December 31,
	2005	2004
Income Tax Liabilities:
Intangible assets	$474.1	$483.7
Investments	10.2	9.7
Other	14.4	18.8

Gross deferred tax liabilities	498.7	512.2

Income Tax Assets:
Compensation and benefits	(48.5)	(43.9)
Accrued liabilities	(18.7)	(17.2)
Deferred commissions	—	(18.5)
Other	(10.1)	(26.8)

Gross deferred tax assets	(77.3)	(106.4)

Net deferred income tax liabilities	$421.4	$405.8

 The current deferred income tax amounts at December 31, 2005 and 2004, are included within other current liabilities and other current assets, respectively. Deferred tax assets and liabilities are reflected on the balance sheet as follows (in millions):

	December 31,
	2005	2004
Current deferred income tax asset, net	$(2.7)	$(30.0)
Long-term deferred income tax liability, net	424.1	435.8

Net deferred income tax liabilities	$421.4	$405.8

 Janus' effective income tax rate differs from the statutory federal income tax rate as follows:

	December 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	3.2%	2.7%	2.8%
DST disposition and earnings	0.0%	0.0%	(44.5)%
Impairment of goodwill	4.0%	0.0%	0.0%
Non-deductible penalties	0.0%	4.6%	0.6%
Tax contingency reversal	(3.2)%	(7.5)%	0.0%
Other	(0.3)%	(0.9)%	(1.8)%

Total effective income tax rate	38.7%	33.9%	(7.9)%

NOTE 13 — LONG-TERM INCENTIVE COMPENSATION

 The components of Janus' long-term incentive compensation expense are summarized as follows (in millions):

	December 31,
	2005	2004	2003
Stock options	$22.2	$21.0	$11.5
Restricted stock awards	50.8	74.2	78.7
Vested stock award	—	15.0	—
Mutual fund units	2.1	—	—
Employee stock purchase plan	0.2	0.6	—

Total long-term incentive compensation	$75.3	$110.8	$90.2

 Historical long-term incentive awards have been granted with ratable vesting schedules of between three and five years. For awards granted in 2005, the majority were granted with a four-year ratable vesting schedule, subject to accelerated vesting up to 50% if certain financial performance criteria are achieved. No awards qualified for accelerated vesting in 2005. At December 31, 2005, unrecognized compensation, net of estimated forfeitures, and the weighted-average years over which the compensation cost will be recognized are summarized as follows:

	Unrecognized Compensation	Weighted- Average Years
Stock options	$23.3	1.7
Restricted stock awards	62.6	1.5
Mutual fund units	7.2	3.2

Total	$93.1	1.7

Stock Options

 The fair value of stock options granted to Janus employees was estimated on the date of each grant using the Black-Scholes option pricing model using the following assumptions. Expected volatility was determined using an average of Janus' historical volatility and industry and market averages, as appropriate. Janus factored in employee termination rates combined with vesting periods to determine the average expected life. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant.

	2005	2004	2003
Dividend yield	0.25% to 0.31%	0.24% to 0.29%	0.23% to 0.28%
Expected volatility	30%	40%	40% to 50%
Risk-free interest rate	3.71% to 4.45%	2.32% to 3.83%	0.00% to 2.62%
Expected life	5 to 6 years	6 to 8 years	3 to 8 years

 The table below summarizes Janus' outstanding options:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	16,926,585	$17.19	12,200,687	$16.78	9,923,632	$16.87
Granted	1,518,387	14.48	6,676,584	15.94	3,577,637	14.42
Exercised	(1,969,066)	9.08	(1,446,437)	7.51	(953,406)	7.14
Expired	(797,240)	16.64	(504,249)	18.56	(347,176)	21.53

Outstanding at December 31	15,678,666	$17.97	16,926,585	$17.19	12,200,687	$16.78

Exercisable	10,334,948	$19.18	9,359,573	$18.15	7,908,123	$16.92

Weighted average fair value of options granted during the year	$5.33		$6.61		$5.89

Intrinsic value of options (in millions):
Exercised	$13.5		$13.2		$6.5

Outstanding	$46.6		$37.7		$42.7

Exercisable	$28.6		$27.7		$35.7

 The following table summarizes the information about stock options that were outstanding at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 6 to $10	847,215	0.88 years	$7.97	847,215	0.88 years	$7.97
$10 to $20	11,117,116	7.87	15.26	6,046,255	7.52	15.40
$20 to $30	2,120,639	4.41	23.16	1,847,782	4.17	22.79
$30 to $47	1,593,696	4.30	35.30	1,593,696	4.30	35.30

$ 6 to $47	15,678,666	6.66	17.97	10,334,948	5.88	19.18

Restricted Stock Awards

 The table below summarizes unvested restricted stock awards for the years ended December 31, 2005 and 2004:

	2005		2004
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1	5,979,654	$22.95	9,211,971	$23.35
Granted	943,865	14.54	563,075	15.01
Vested	(2,225,724)	23.14	(2,908,017)	22.77
Forfeited	(197,637)	19.77	(887,375)	22.67

Unvested at December 31	4,500,158	$21.22	5,979,654	$22.95

 The total fair value of restricted stock that vested during the years ended December 31, 2005, 2004 and 2003, was $33.5 million, $46.9 million and $34.5 million, respectively.

Vested Stock Award

 In consideration of the portfolio managers' early adoption of a new compensation plan to replace prior contractual arrangements, the 2004 annual long-term incentive award to portfolio managers, which was scheduled to be granted in early 2005, was awarded in vested Janus common stock on December 31, 2004. A total of 902,340 shares were granted at a weighted average fair value of $16.57 per share, for a total value of $15.0 million.

Mutual Fund Units

 During 2005, Janus granted $11.4 million in awards that are indexed to certain mutual funds managed by the Company. Upon vesting, participants receive the value of the award adjusted for earnings or losses attributable to the mutual funds to which the award was indexed. At the time of grant, the Company creates a fair value hedge to protect against the market variability of the mutual funds to which the awards are indexed by making investments equal to the amount of the awards in the mutual funds selected by the participants. Subsequent changes in market value are recorded against the Company's asset with the offset to the mutual fund share award liability. The hedge has been 100% effective since inception and therefore, no gain or loss has been recognized.

Long-Term Incentive Stock Plans

 On May 10, 2005, Janus shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan") which allows the Board of Directors to grant up to 15.0 million shares of equity based awards, including stock options and restricted stock. The 2005 Plan will replace the 1998 Long-Term Incentive Plan ("1998 Plan") once the approximately 2.9 million shares remaining under the 1998 Plan are depleted.

NOTE 14 — EMPLOYEE BENEFIT PLANS

 Substantially all full-time employees of Janus are eligible to participate in a company-sponsored 401(k) and profit-sharing plan. Employees in the Investment Management segment also participate in an ESOP. Janus matches a maximum of 3% of employee compensation in the 401(k) plan. Contributions to the ESOP and the profit-sharing plan are made at the discretion of the Board of Directors. Participants vest ratably in the ESOP and profit-sharing contributions over a five-year period. Expense related to the 401(k) plan, ESOP and profit-sharing plan was $10.0 million, $9.7 million and $9.5 million in 2005, 2004 and 2003, respectively.

 The Company also has a deferred compensation plan for certain highly compensated employees. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by the Company. The Company makes no contributions to the plan and is liable to the participants for the amount of the deferrals as adjusted for changes in market value. To protect against market variability of the liability, the Company creates a fair value hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Changes in market value are recorded to the investment asset held by the Company with the offset recorded to the liability to the participants. The hedge has been 100% effective since inception and therefore, no gain or loss has been recognized.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Operating Leases

 Janus rents office space and equipment under the terms of various operating lease agreements. As of December 31, 2005, future minimum rental commitments under non-cancelable operating leases are as follows (in millions):

2006	$25.9
2007	18.9
2008	18.5
2009	15.5
2010	13.6
Thereafter	91.9

Total	$184.3

 Rent expense was $19.3 million, $21.6 million and $13.0 million in 2005, 2004 and 2003, respectively.

Investment Management Contracts

 Most of Janus' revenues are derived pursuant to investment advisory agreements with its investment products. Investment advisory agreements with mutual funds may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the Investment Company Act of 1940 as amended (the "1940 Act")), and must be approved and renewed annually by the disinterested members of each fund's trustees, or its shareowners, as required by law. Generally, any change in control of Janus would constitute an "assignment" under the 1940 Act. In addition, the Board of Trustees may terminate these investment advisory agreements upon written notice for any reason.

Tax Contingencies

 At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed. At December 31, 2005 and 2004, Janus had an accrued liability of $44.6 million and $58.1 million, respectively, related to tax contingencies for issues raised by various taxing authorities. In 2005 and 2004, Janus made payments totaling $2.0 million and $19.8 million, respectively, to resolve outstanding tax matters and reversed $5.0 million and $22.5 million, respectively, of previously accrued income taxes as a result of the favorable resolution of audits and negotiations with taxing authorities.

Litigation

 In addition to the matters discussed in Note 16, in the normal course of business, the Company has been named, from time to time, as a defendant or respondent in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its business activities. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty the eventual loss or range of loss related to such matters.

NOTE 16 — LITIGATION

 Janus is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial condition of Janus. However, an adverse outcome in any of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded. In the course of ongoing reviews of legal proceedings, Janus increased its litigation reserves by $7.0 million during the second quarter 2005.

Market Timing Litigation

 Following the market timing investigations by the New York Attorney General ("NYAG") and the Securities and Exchange Commission ("SEC"), Janus and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case Number MDL No. 1586, 04-MD-15863). There are five amended complaints in these coordinated proceedings, including (i) claims by a putative class of Janus fund investors asserting claims on behalf of the investor class, (ii) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds, (iii) claims on behalf of participants in the Janus 401(k) plan, (iv) claims brought on behalf of shareholders of Janus on a derivative basis against Janus' Board of Directors and (v) claims by a putative class of Janus shareholders asserting claims on behalf of the shareholders.

 On August 25, 2005, the court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors (actions (i) and (ii) described above), except certain claims under Section 10(b) of the Securities Exchange Act of 1934 and under Section 36(b) of the Investment Company Act of 1940. The complaint in the 401(k) plan class action (action (iii) described above) was voluntarily dismissed, but was refiled using a new named plaintiff (Wangberger v. Janus Capital Group Inc., et al., 05 CV-02711, D. Maryland) and asserting claims similar to the initial complaint. On February 27, 2006, the court issued an order announcing its intent to dismiss the claims asserted against Janus and its affiliates that were brought on behalf of Janus corporate shareholders (action (v) above). As a result of the above events, the Company, JCM, the Advisory Committee of the Janus 401(k) plan, and the current or former directors of Janus are the remaining defendants, in some capacity, in one or more of the actions described in the preceding paragraph.

 As previously disclosed, the Attorney General's Office for the State of West Virginia filed a market timing related civil action against Janus and several other non-affiliated mutual fund companies, claiming violations under the West Virginia Consumer Credit and Protection Act. The civil action requests certain monetary penalties, among other relief. This action has been removed to federal court and transferred to the Multidistrict Litigation case in the U.S. District Court of Baltimore, Maryland, described above. In addition, the Auditor of the State of West Virginia, in his capacity as securities commissioner, has issued an order indicating an intent to initiate administrative proceedings against most of the defendants in the market timing cases (including Janus) and seeks disgorgement and other monetary relief based on similar market timing allegations.

Excessive Fee Litigation

 JCM is a defendant in a consolidated lawsuit challenging the investment advisory fees charged by JCM to certain funds managed by JCM (Fleisher, et al. v. Janus Capital Management LLC, 04-MK-2395, (D. Colo.)). The action was filed by fund investors asserting breach of fiduciary duty under Section 36(b) of the Investment Company Act of 1940. The plaintiffs seek declaratory and injunctive relief and an unspecified amount of damages. Most discovery is required to be completed by April 2006.

Class Action Claims Litigation

 Janus and related entities were named defendants in a class action complaint relating to the submission of claims as class members under numerous class actions (Davis v. Bailey, et al., 05-MK-42 (D. Colo.)). The Davis action was filed on behalf of fund investors and alleged that Janus failed to make appropriate filings to ensure that the Janus mutual funds participated in various class action settlements. The action asserted claims under Sections 36(a) and (b), and 47(b) of the Investment Company Act and for breach of fiduciary duty. On December 22, 2005, the court granted Janus' motion to dismiss, resulting in all of the federal claims being dismissed with prejudice and all of the state claims being dismissed without prejudice.

IPO Antitrust Litigation

 In 2001, a Janus subsidiary was named as a defendant in a class action suit alleging that certain underwriting firms and institutional investors violated antitrust laws in connection with initial public offerings (Pfeiffer v. Credit Suisse First Boston, No. 01 Civ. 2014 (S.D.N.Y.)). The U.S. District Court dismissed the plaintiff's antitrust claims in November 2003, however the U.S. Court of Appeals recently vacated that decision and remanded it for further proceedings. The U.S. Court of Appeals recently denied the request for a rehearing, and management believes that this matter will likely be in the appeals process for a significant amount of time.

 Management believes that the claims made in the civil actions described above have little or no merit and intends to defend against them.

NOTE 17 — RELATED PARTY TRANSACTIONS

 Janus earns fees from the various registered investment companies for which it acts as investment adviser. Accounts receivable include amounts due from these investment companies. The table below presents this related party activity as of and for the years ended December 31 (in millions):

	Investment Management and Shareowner Servicing Fees	Accounts Receivable from Registered Investment Companies	12b-1 Plan Fees Earned
2005	$680.6	$74.9	$0.8
2004	779.0	94.0	0.9
2003	860.9	95.1	2.4

 Certain officers and directors of Janus are also officers, directors and/or trustees for the various registered investment companies for which Janus acts as investment adviser.

NOTE 18 — SHAREHOLDER RIGHTS PLAN

 Janus entered into the Shareholder Rights Plan ("Rights Plan") with UMB Bank, N.A., as rights agent as of June 14, 2000. In connection with the Rights Plan, the Janus Board declared a dividend of one right ("Right")

for each outstanding share of Janus common stock as of the close of business on June 14, 2000 (the "Rights Record Date"). The Rights are not exercisable or transferable separately from the shares of Janus common stock until the earlier of: (i) 10 days following a public announcement that a person or group has acquired or obtained the right to acquire beneficial ownership of 15% or more of the outstanding shares of Janus common stock (unless beneficial ownership of 15% or more is a result of Company repurchases of its own stock), or (ii) 10 days following the commencement or announcement of an intention to make a tender or exchange offer that would result in an acquiring person or group beneficially owning 15% or more of the outstanding shares of Janus common stock (an "Acquiring Person"), unless the Janus Board sets a later date in either event (the earlier of (i) or (ii) being the "Rights Distribution Date"). Under the Rights Plan, the Janus Board has the option to redeem the Rights at a nominal cost or prevent the Rights from being triggered by designating certain offers for all the outstanding Janus common stock as Permitted Offers (as defined in the Rights Plan). No supplement or amendment may be made to the Rights Plan which changes the Redemption Price, the Final Expiration Date, the Purchase Price (as those terms are defined in the Rights Plan) or the number of 1/1000ths of a share of Preferred Stock for which a Right is exercisable. Subject to the foregoing, prior to the Rights Distribution Date, Janus may amend or supplement the Rights Plan without the consent of any of the holders of the Rights. Following the Rights Distribution Date, the Rights Plan may be amended to cure any ambiguity, correct or supplement any provision that is defective or inconsistent with any other provision of the Rights Plan, or change or supplement any provision so long as such amendment or supplement does not adversely affect the holders of the Rights (other than an Acquiring Person or group). The Rights expire 10 years after the Rights Record Date unless earlier redeemed by Janus.

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

 The Rights Plan is intended to encourage a potential Acquiring Person or group to negotiate directly with the Janus Board of Directors but may have certain antitakeover consequences. The Rights Plan could significantly dilute the interests in Janus of an Acquiring Person. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of Janus.

NOTE 19 — SEGMENT AND GEOGRAPHIC INFORMATION

 Reportable segments are identified by management based on Janus' organizational structure and the business activities from which it earns revenue. Janus has determined that it has two primary lines of business: investment management and printing and fulfillment.

 Janus derives substantially all of its revenue and net income from its Investment Management segment, which provides investment management and administrative services to the Company's investment products. Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company's investment products. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on Janus' operating results.

 The Printing and Fulfillment segment derives revenue from digital printing of marketing and compliance communication, fulfillment services (primarily to the financial services industry) and offset printing. The operations of the Printing and Fulfillment segment do not contribute significantly to consolidated revenue and net income.

 In addition, Janus' equity investment in DST was considered a segment prior to December 1, 2003. The following is a summary of financial information concerning the segments (in millions):

	2005
	Investment Management	Printing and Fulfillment	Consolidated
Revenues	$868.3	$84.8	$953.1
Depreciation and amortization	35.9	7.9	43.8
Other operating expenses	639.2	112.2	751.4

Operating income (loss)	193.2	(35.3)	157.9
Interest expense	(28.6)	—	(28.6)
Other, net	37.9	1.4	39.3
Income tax (provision) benefit	(72.8)	4.9	(67.9)
Equity earnings of unconsolidated affiliate	7.1	—	7.1
Minority interest	(20.0)	—	(20.0)

Net income (loss)	$116.8	$(29.0)	$87.8

Total assets	$3,456.7	$171.8	$3,628.5
Capital expenditures	$18.3	$5.3	$23.6
	2004
	Investment Management	Printing and Fulfillment	Consolidated
Revenues	$921.8	$89.0	$1,010.8
Depreciation and amortization	48.9	7.7	56.6
Other operating expenses	742.3	100.0	842.3

Operating income (loss)	130.6	(18.7)	111.9
Interest expense	(38.4)	—	(38.4)
Other, net	191.4	0.7	192.1
Income tax (provision) benefit	(99.4)	7.2	(92.2)
Equity earnings of unconsolidated affiliate	6.1	—	6.1
Minority interest	(10.0)	—	(10.0)

Net income (loss)	$180.3	$(10.8)	$169.5

Total assets	$3,565.2	$202.4	$3,767.6
Capital expenditures	$9.9	$16.6	$26.5

	2003
	Investment Management	DST	Printing and Fulfillment	Consolidated
Revenues	$987.5	$—	$7.2	$994.7
Depreciation and amortization	67.6	—	—	67.6
Other operating expenses	686.8	—	7.2	694.0

Operating income	233.1	—	—	233.1
Interest expense	(60.5)	—	—	(60.5)
Gain on DST exchange	—	631.3	—	631.3
Other, net	11.4	—	—	11.4
Income tax (provision) benefit	(82.1)	151.8	—	69.7
Equity earnings of unconsolidated affiliates	3.3	64.5	—	67.8
Minority interest	(4.2)	—	—	(4.2)

Net income from continuing operations	101.0	847.6	—	948.6
Discontinued Operations	(5.9)	—	—	(5.9)

Net income	$95.1	$847.6	$—	$942.7

Total assets	$4,142.3	$—	$189.9	$4,332.2
Capital expenditures	$23.9	$—	$—	$23.9

 The following summary provides information concerning Janus' principal geographic areas as of and for the years ended December 31, (in millions):

	2005	2004	2003
Revenues:
United States	$868.1	$928.7	$920.4
International*	85.0	82.1	74.3

Total	$953.1	$1,010.8	$994.7

Long-lived assets:
United States	$2,401.5	$2,378.9	$2,385.8
International*	6.9	15.6	22.6

Total	$2,408.4	$2,394.5	$2,408.4

*
International revenues and assets are attributed to countries based on location at which services are performed, primarily the United Kingdom.

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions, except per share amounts)
Total revenue	$239.0	$229.3	$237.5	$247.3	$953.1
Operating income	41.3	39.8	44.8	32.0	157.9
Net income	19.6	25.7	31.7	10.8	87.8
Earnings per share — Basic	0.09	0.12	0.15	0.05	0.40
Earnings per share — Diluted	0.09	0.12	0.15	0.05	0.40
	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions, except per share amounts)
Total revenue	$274.4	$258.8	$237.8	$239.8	$1,010.8
Operating income	1.5	41.6	43.0	25.8	111.9
Net income (loss)	(22.1)	126.1	47.3	18.2	169.5
Earnings (loss) per share — Basic	(0.10)	0.54	0.20	0.08	0.73
Earnings (loss) per share — Diluted	(0.10)	0.54	0.20	0.08	0.73

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

 As of December 31, 2005, Janus evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Gary D. Black, Chief Executive Officer and Chief Investment Officer, and David R. Martin, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Black and Martin concluded that, as of the date of their evaluation, Janus' disclosure controls and procedures were effective.

 There has been no change in Janus' internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Janus' internal controls over financial reporting.

NYSE ANNUAL CEO CERTIFICATION

 The CEO of the Company has previously submitted to the NYSE the annual certifications required by Section 303A.12(a) of the NYSE Corporate Governance Rules.

ITEM 9B.    OTHER INFORMATION

 None.

PART III

ITEMS 10, 11, 12, 13 AND 14.

 The Company's Proxy Statement for its 2006 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of Documents Filed as Part of this Report

(1)
Financial Statements

 The financial statements and related notes, together with the report of Deloitte & Touche LLP dated February 27, 2006, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

(2)
Financial Statement Schedules

 The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission appear in Part II, Item 8, Financial Statements and Supplementary Data, under the Index to Financial Statements of this Form 10-K.

(3)
List of Exhibits

(b)   Exhibits

  The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

(3) Articles of Incorporation and Bylaws
3.1.1	Delaware Certificate of Incorporation as Amended and Restated on June 14, 2000, is hereby incorporated by reference from Exhibit 3.1.1 to Janus' Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3.1.2	Certificate of Designation dated June 15, 2000, establishing Series A Preferred Stock, is hereby incorporated by reference from Exhibit 3.1.2 to Janus' Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3.2	Bylaws of Janus Capital Group Inc. as Amended and Restated on January 1, 2004, is hereby incorporated by reference from Exhibit 3.2 to Janus' Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-15253)
3.3	Certificate of Ownership and Merger, merging Janus Capital Corporation with and into Stilwell Financial Inc., is hereby incorporated by reference from Exhibit 3.1 to Janus' Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)
(4) Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Form of Certificate representing Common Stock is hereby incorporated by reference from Exhibit 4.1 to Janus' Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
4.2.1	Stockholders' Rights Agreement, dated as of June 14, 2000, between Janus Capital Group Inc. and UMB Bank, N.A., as Rights Agent is hereby incorporated by reference from Exhibit 4.2.1 to Janus' Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
4.2.2	Certificate of Designation establishing Series A Preferred Stock set forth on Exhibit 3.1.2 above, is hereby incorporated by reference
4.2.3	Amendment No. 1 to Rights Agreement between Janus Capital Group Inc. and UMB Bank N.A., as Rights Agent, dated February 23, 2005, is hereby incorporated by reference from Exhibit 4.1 to Janus' Current Report on Form 8-K, dated February 28, 2005 (File No. 001-15253)
4.3	Article FOURTH, Article FIFTH, Article SIXTH, Article SEVENTH and Article ELEVENTH of Exhibit 3.1.1 above are hereby incorporated by reference
4.4	Article II: Article III, Section 2; and Article V of Exhibit 3.2 above are hereby incorporated by reference
4.5.1	7.00% Senior Notes due 2006 Indenture, dated as of November 6, 2001, between Janus Capital Group Inc. and The Chase Manhattan Bank, is hereby incorporated by reference from Exhibit 4.1 to Janus' Current Report on Form 8-K, dated November 6, 2001
4.5.2	Officers' Certificate pursuant to the Indenture (as per Exhibit 4.5.1 above) is hereby incorporated by reference from Exhibit 4.2 to Janus' Current Report on Form 8-K, dated November 6, 2001 (File No. 001-15253)

4.5.3	Officers' Certificate pursuant to the Indenture (as per Exhibit 4.5.1 above) is hereby incorporated by reference from Exhibit 4.1 to Janus' Current Report on Form 8-K, dated April 5, 2002 (File No. 001-15253)
4.5.4	Officers' Certificate pursuant to the Indenture (as per Exhibit 4.5.1 above) is hereby incorporated by reference from Exhibit 4.1 to Janus' Current Report on Form 8-K, dated July 2, 2002 (File No. 001-15253)
4.6	7.75% Notes due 2009 Prospectus Supplement (to Prospectus dated April 25, 2002) is hereby incorporated by reference from Form 424B2, filed June 28, 2002 (File No. 333-86606)
4.7	6.119% Senior Notes Due 2014 Indenture, dated as of April 26, 2004, between Janus Capital Group Inc. and JP Morgan Chase Bank, as Trustee is hereby incorporated by reference from Exhibit 4.2 to Janus' Form 10-Q for the quarterly period ended March 31, 2004 (File No. 001-15253)
(10) Material Contracts
10.1	Representative Director Indemnification Agreement is hereby incorporated by reference from Exhibit 10.1 to Janus' Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.2	Representative Officer Indemnification Agreement is hereby incorporated by reference from Exhibit 10.2 to Janus' Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.3	Intercompany Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.3 to Janus' Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.4	Tax Disaffiliation Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.4 to Janus' Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.5	$200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement (the "Facility"), dated as of October 19, 2005, with Citibank, N.A., as administrative agent and swingline lender and JPMorgan Chase Bank, N.A., as syndication agent for the lenders is hereby incorporated by reference from Exhibit 10.1 to Janus' Current Report on Form 8-K, dated October 26, 2005 (File No. 001-15253)
10.6	Share Exchange Agreement with DST Systems, Inc. dated August 25, 2003, is hereby incorporated by reference from Exhibit 99.A to Janus' SC 13D/A, dated August 25, 2003 (File No. 001-15253)
10.7	Amended and Restated Limited Liability Company Agreement of Janus Capital Management LLC, dated as of March 13, 2002, is hereby incorporated by reference to Janus' Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.8	Assignment and Assumption Agreement, dated March 16, 2004, between Janus Capital Group Inc. and Capital Group Partners, Inc. is hereby incorporated by reference from Exhibit 10.3 to Janus' quarterly report on Form 10-Q, dated May 6, 2004 (File No. 001-15253)
10.9	First Amendment to the Janus Capital Group Inc. 1998 Long Term Incentive Stock Plan, as Amended and Restated effective as of May 1, 2001, is hereby incorporated by reference from Appendix C to Janus' 2003 Proxy Statement on Schedule 14A (File No. 001-15253)*
10.10	Janus Capital Group Inc. Employee Stock Purchase Plan, as Amended and Restated Effective January 1, 2005, is hereby incorporated by reference from Exhibit 10.10 to Janus' Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-15253)*
10.11	Stilwell Financial Inc. Savings-Related Share Option Scheme dated March 1, 2001 is hereby incorporated by reference from Exhibit 4.1 on Form S-8 dated April 27, 2001 (File No. 333-59636)*

10.12	Janus Capital Group Inc. 2004 Employment Inducement Award Plan, as adopted effective as of April 26, 2004, is hereby incorporated by reference from Exhibit 99.1 from Form S-8, dated May 17, 2004, and the Form of the Non-Qualified Stock Option Award Agreement from Exhibit 99.2 and the Form of the Restricted Stock Award Agreement from Exhibit 99.3*
10.13	Janus Capital Group Inc. Mutual Fund Share Investment Plan and Form of Notice of Grant of Mutual Fund Share Award are hereby incorporated by reference from Exhibit 10.1 and Exhibit 10.2 to Janus' Current Report on Form 8-K, dated January 25, 2005 (File No. 001-15253)*
10.14	Janus Capital Group Inc. Management Incentive Compensation Plan, effective January 1, 2003, is hereby incorporated by reference from Appendix B to Janus' 2003 Proxy Statement on Schedule 14A (File No. 001-15253) *
10.15.1	Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, as Amended and Restated effective November 1, 2001, is hereby incorporated by reference from Exhibit 10.3 to Janus' Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15253)*
10.15.2	First and Second Amendments to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective January 1, 2002 are hereby incorporated by reference from Exhibit 10.5 to Janus' Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-15253)*
10.15.3	Third Amendment to the 401(k), Janus Capital Group Inc. Profit Sharing and Employee Stock Ownership Plan, dated October 2, 2002, is hereby incorporated by reference from Exhibit 10.2 to Janus' Form 10-Q for the quarterly period ended September 30, 2002 (File No. 001-15253)*
10.15.4	Fourth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, is hereby incorporated by reference from Exhibit 10.13.4 to Janus' Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10.15.5	Fifth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective March 8, 2004, and August 12, 2004, is hereby incorporated by reference from Exhibit 10.1 to Janus' Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-15253)*
10.15.6	Sixth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective March 28, 2005, is hereby incorporated by reference from Exhibit 10.2 to Janus' Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-15253)*
10.15.7	Seventh Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective April 1, 2005, is hereby incorporated by reference from Exhibit 10.5 to Janus' Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-15253)*
10.15.8	Eighth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective May 26, 2005, is hereby incorporated by reference from Exhibit 10.4 to Janus' Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-15253)*
10.15.9	Ninth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective January 1, 2006, is attached to this Form 10-K as Exhibit 10.1*
10.16	Janus Capital Group Inc. Income Deferral Program, Effective as of November 9, 2004 is hereby incorporated by reference from Exhibit 10.1 to Janus' Current Report on Form 8-K, dated November 12, 2004 (File No. 001-15253)*
10.17	Janus Capital Group Inc. Amended and Restated Directors' Deferred Fee Plan, effective as of January 1, 2005 is hereby incorporated by reference from Exhibit 10.3 to Janus' Annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-15253)*
10.18.1	Form of Janus Capital Group Inc. Restricted Stock, Deferred Stock Units and Stock Option Award Agreements is hereby incorporated by reference from Exhibit 10.5 from Form S-4/A, dated September 20, 2004 (File No. 333-116379)*

10.18.2	Form of Janus Capital Group Inc. Restricted Stock, Mutual Fund Units and Stock Option Award Agreements effective for awards granted on or after February 1, 2006, is attached to this Form 10-K as Exhibit 10.2*
10.19	Employment Agreement by and between Janus Capital Group Inc. and Gary Black, dated March 12, 2004, is hereby incorporated by reference from Exhibit 10.31 to Janus' Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10.20.1	Employment Agreement by and between Janus Capital Group Inc. and Loren M. Starr, dated as of March 26, 2003, is hereby incorporated by reference from Exhibit 10.35 to Janus' Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10.20.2	Transition Agreement by and between Janus Capital Group Inc. and Loren M. Starr dated as of June 29, 2005, is hereby incorporated by reference from Exhibit 10.1 to Janus' Current Report on Form 8-K, dated June 29, 2005 (File No. 001-15253)
10.21.1	Employment Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of March 26, 2003, is hereby incorporated by reference from Exhibit 10.38 to Janus' Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10.21.2	Change of Control Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.32 to Janus' Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10.21.3	Bonus Deferral Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of February 20, 2004, is hereby incorporated by reference from Exhibit 10.1 to Janus' Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-15253)*
10.22.1	Transition Agreement by and between Janus Capital Group Inc. and Girard C. Miller dated as of August 2, 2005, is hereby incorporated by reference from Exhibit 10.2 to Janus' Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-15253)*
10.22.2	Employment Agreement by and between Janus Capital Group Inc. and Girard Miller, dated as of June 30, 2003, is hereby incorporated by reference from Exhibit 10.1 to Janus' Form 10-Q for the quarterly period ended June 30, 2003 (File No. 001-15253)*
10.23.1	Employment Agreement by and between Janus Capital Group Inc. and John H. Bluher, dated July 7, 2004, is hereby incorporated by reference from Exhibit 10.1 from Form S-4/A, dated September 20, 2004 (File No. 333-116379)*
10.23.2	Non-Qualified Stock Option Award Agreement by and between Janus Capital Group Inc. and John H. Bluher, dated August 23, 2004, is hereby incorporated by reference from Exhibit 10.3 from Form S-4/A, dated September 20, 2004 (File No. 333-116379)*
10.23.3	Restricted Stock Award Agreement by and between Janus Capital Group Inc. and John H. Bluher, dated August 23, 2004, is hereby incorporated by reference from Exhibit 10.1 from Form S-4/A, dated September 20, 2004 (File No. 333-116379)*
10.24	Consulting and Separation Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of April 20, 2004, is hereby incorporated by reference from Exhibit 10.1 to Janus' quarterly report on Form 10-Q, dated May 6, 2004 (File No. 001-15253)*
10.25	Separation Agreement by and between Janus Capital Group Inc. and Lars O. Soderberg, dated as of July 21, 2004, is hereby incorporated by reference from Exhibit 10.1 to Janus' quarterly report on Form 10-Q, dated July 29, 2004 (File No. 001-15253)*
10.26.1	Employment, Retirement and Consulting Agreement by and between Janus Capital Group Inc. and R. Timothy Hudner dated as of October 6, 2004 is hereby incorporated by reference from Exhibit 10.1 to Janus' Current Report on Form 8-K, dated October 6, 2004 (File No. 001-15253)*

10.26.2	Amendment to Employment, Retirement and Consulting Agreement by and between Janus Capital Group Inc. and R. Timothy Hudner dated as of June 15, 2005, is hereby incorporated by reference from Exhibit 10.1 to Janus' Current Report on Form 8-K, dated June 17, 2005 (File No. 001-15253)*
10.27.1	Term Sheet setting forth the terms of employment of David R. Martin is hereby incorporated by reference from Exhibit 10.1 to Janus' Current Report on Form 8-K, dated June 7, 2005 (File No. 001-15253)*
10.27.2	Change in Control Agreement by and between the Company and David R. Martin, dated June 7, 2005, is hereby incorporated by reference from Exhibit 10.2 to Janus' Current Report on Form 8-K, dated June 7, 2005 (File No. 001-15253)*
10.28	Amendment to long-term incentive awards granted to Steven L. Scheid approved on November 11, 2005 is hereby incorporated by reference to Janus' Current Report on Form 8-K, dated November 16, 2005 (File No. 001-15253) *
10.29.1	Janus' 2005 variable compensation plan for certain executive officers, approved by the Compensation Committee of the Board of Directors for Janus on March 17, 2005, is hereby incorporated by reference to Janus' 2005 Proxy Statement on Schedule 14A, dated April 4, 2005 (File No. 001-15253)*
10.29.2	Janus' 2006 variable compensation plan for certain executive officers, approved by the Compensation Committee of the Board of Directors for Janus on January 23, 2006, is hereby incorporated by reference from Janus' Current Report on Form 8-K, dated January 26, 2006 (File No. 001-15253)*
10.30	Janus' 2005 Long-Term Incentive Stock Plan, approved by shareholders of the Company on May 10, 2005, is hereby incorporated by reference From Appendix C to Janus' 2005 Proxy Statement on Schedule 14A (File No. 001-15253)*
*Compensatory plan or agreement.
(12) Statements Re Computation of Ratios
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1
(21) Subsidiaries of the Company
21.1	The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1
(23) Consents of Experts and Counsel
23.1	The Consent of Independent Registered Public Accounting Firm prepared pursuant to Item 601(b)(23) of Regulation S-K is attached to this Form 10-K as Exhibit 23.1
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Gary D. Black, Chief Executive Officer and Chief Investment Officer of Registrant
31.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant
(32) Section 1350 Certificates
32.1	Certification of Chief Executive Officer and Chief Investment Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99) Additional Exhibits
99.1	Lipper Ratings

(c)    Exhibits

JANUS CAPITAL GROUP INC.
2005 FORM 10-K ANNUAL REPORT

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
10.1	Ninth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective January 1, 2006	10
10.2	Form of Janus Capital Group Inc. Restricted Stock, Mutual Fund Units and Stock Option Award Agreements effective for awards granted on or after February 1, 2006	10
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K	12
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K	21
23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	23
31.1	Certification of Gary D. Black, Chief Executive Officer and Chief Investment Officer of Registrant	31
31.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant	31
32.1	Certification of Gary D. Black, Chief Executive Officer and Chief Investment Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
99.1	Lipper Ratings	99

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Capital Group Inc.
	By:	/s/ GARY D. BLACK Gary D. Black
Chief Executive Officer and Chief Investment Officer
February 27, 2006

 The officers and directors of Janus Capital Group Inc., whose signatures appear below, hereby constitute and appoint John H. Bluher or David R. Martin, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2005, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall do or cause to be done by virtue thereof.

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2006.

Signature	Title

/s/ GARY D. BLACK Gary D. Black	Director, Chief Executive Officer and Chief Investment Officer
/s/ DAVID R. MARTIN David R. Martin	Executive Vice President and Chief Financial Officer
/s/ GREGORY A. FROST Gregory A. Frost	Senior Vice President and Controller (Principal Accounting Officer)
/s/ STEVEN L. SCHEID Steven L. Scheid	Chairman of the Board
/s/ P. F. BALSER P. F. Balser	Director
/s/ M. D. BILLS M. D. Bills	Director

/s/ G. A. COX G. A. Cox	Director
/s/ J. P. CRAIG, III J. P. Craig, III	Director
/s/ D. R. GATZEK D. R. Gatzek	Director
/s/ R.T. PARRY R.T. Parry	Director
/s/ L. H. ROWLAND L. H. Rowland	Director
R. Skidelsky	Director