Form 10-Q
period 2006-03-31
JANUS CAPITAL GROUP INC
filed 2006-04-27
CIK 1065865

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of April 24, 2006, there were 211,636,020 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$327.2	$552.6
Accounts receivable	170.0	145.6
Investments	349.7	252.2
Income taxes receivable	12.1	19.0
Other current assets	39.1	34.3

Total current assets	898.1	1,003.7
Investments and other assets	96.6	168.5
Property and equipment (net of accumulated depreciation of $135.9 and $135.2, respectively)	61.4	64.7
Intangibles, net	1,339.7	1,298.5
Goodwill	1,137.7	1,093.1

Total assets	$3,533.5	$3,628.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4.4	$5.4
Accrued compensation and benefits	58.8	89.6
Current portion of long-term debt	113.8	114.1
Other accrued liabilities	62.0	58.7

Total current liabilities	239.0	267.8
Other liabilities:
Long-term debt	262.2	262.2
Deferred income taxes	425.0	424.1
Other liabilities	78.4	77.4

Total liabilities	1,004.6	1,031.5

Commitments and contingencies
Minority interest in consolidated subsidiary	9.6	15.8

STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	2.1	2.2
Retained earnings	2,505.5	2,569.3
Accumulated other comprehensive income	11.7	9.7

Total stockholders' equity	2,519.3	2,581.2

Total liabilities and stockholders' equity	$3,533.5	$3,628.5

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended March 31,
	2006	2005
Revenues:
Investment management fees	$189.8	$173.1
Shareowner servicing fees and other	42.7	42.9
Printing and fulfillment	23.6	23.0

Total	256.1	239.0

Operating Expenses:
Employee compensation and benefits	84.8	72.8
Long-term incentive compensation	22.0	19.0
Marketing and advertising	5.4	9.7
Distribution	26.8	27.1
Depreciation and amortization	10.3	12.2
General, administrative and occupancy	34.3	33.1
Cost of printing and fulfillment	23.3	21.6
Restructuring and impairments	—	5.5
Mutual fund investigation recoveries, net of charges	(10.0)	(3.3)

Total	196.9	197.7

Operating Income	59.2	41.3
Interest expense	(7.0)	(7.2)
Other income, net	9.0	9.3
Income tax provision	(22.2)	(21.4)
Equity in earnings of unconsolidated affiliate	1.7	1.7
Minority interest in consolidated earnings	(5.4)	(4.1)

Net Income	$35.3	$19.6

Earnings per Share:
Basic	$0.17	$0.09
Diluted	$0.17	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2006	2005
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$35.3	$19.6
Adjustments to net income:
Depreciation and amortization	12.1	13.7
Deferred income taxes	7.6	5.9
Minority interest in consolidated earnings	5.4	4.1
Restructuring and impairment charges	—	5.5
Amortization of stock-based compensation	20.2	18.9
Other, net	(2.6)	(1.6)
Changes in working capital items:
Accounts receivable	(24.4)	(1.2)
Other current assets	1.4	(18.0)
Accounts payable and accrued compensation payable	(31.8)	(18.6)
Other accrued liabilities	9.0	15.5

Net operating	32.2	43.8

Investing Activities:
Purchase of property and equipment	(5.5)	(2.4)
Acquisitions and payments for business previously acquired	(90.0)	(5.8)
Purchase of investments	(52.5)	(133.0)
Proceeds from sales and maturities of investments	19.8	135.4

Net investing	(128.2)	(5.8)

Financing Activities:
Proceeds from stock plans	23.1	2.0
Repurchase of common stock	(140.9)	(106.2)
Distributions to minority interest	(11.6)	(5.6)
Other, net	—	(0.5)

Net financing	(129.4)	(110.3)

Cash and Cash Equivalents:
Net decrease	(225.4)	(72.3)
At beginning of period	552.6	527.1

At end of period	$327.2	$454.8

Supplemental Cash Flow Information:
Cash paid for interest	$3.1	$3.1
Cash paid for income taxes	$6.9	$1.1

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2004	234.4	$2.3	$152.8	$2,563.7	$15.7	$2,734.5
Comprehensive income:
Net income				87.8		87.8
Net unrealized gain on investments					3.6	3.6
Reclassification for gains included in net income					(7.7)	(7.7)
Foreign currency translation adjustment					(1.9)	(1.9)

Comprehensive income						81.8
Amortization of stock-based compensation			54.9	18.7		73.6
Issuance and forfeitures of restricted stock awards	0.9		2.3			2.3
Tax impact of stock-based compensation			(12.7)	(0.2)		(12.9)
Stock option exercises	2.2		7.4	13.8		21.2
Common stock repurchased	(21.5)	(0.1)	(205.0)	(105.3)		(310.4)
Change of interest in subsidiary			0.3	(0.1)		0.2
Common stock dividends ($0.04 per share)				(9.1)		(9.1)

Balance at December 31, 2005	216.0	2.2	—	2,569.3	9.7	2,581.2
Comprehensive income:
Net income				35.3		35.3
Net unrealized gain on investments					3.5	3.5
Reclassification for gains included in net income					(1.5)	(1.5)

Comprehensive income						37.3
Amortization of stock-based compensation				20.0		20.0
Issuance and forfeitures of restricted stock awards	0.5					—
Tax impact of stock-based compensation				1.1		1.1
Stock option exercises	1.5			20.5		20.5
Common stock repurchased	(6.4)	(0.1)		(140.8)		(140.9)
Change of interest in subsidiary				0.1		0.1

Balance at March 31, 2006	211.6	$2.1	$—	$2,505.5	$11.7	$2,519.3

The accompanying notes are an integral part of these consolidated financial statements.

Janus Capital Group Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation

In the opinion of Janus Capital Group Inc. ("Janus" or the "Company") management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2—Earnings Per Share

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

	Three Months Ended March 31,
	2006	2005
Net income	$35.3	$19.6
Weighted average common shares outstanding	210.1	226.0
Dilutive effect of stock options and unvested restricted stock	1.6	1.1

Weighted average diluted common shares outstanding	211.7	227.1

Basic earnings per share	$0.17	$0.09

Diluted earnings per share	$0.17	$0.09

Weighted average diluted common shares include the impact of unexercised stock options and unvested restricted stock using the treasury stock method. For the three months ended March 31, 2006 and 2005, 5.7 million and 15.4 million stock options, respectively, and 1.5 million and 3.5 million shares of unvested restricted stock, respectively, were excluded from the diluted shares outstanding calculation as their inclusion would be anti-dilutive.

Note 3—Acquisition

On February 1, 2006, Janus increased its ownership of Enhanced Investment Technologies, LLC ("INTECH") to 82.5% with the purchase of an additional 5% ownership interest from the INTECH founders for $90.0 million. The pro forma results of operations have not been presented as they would not have been materially different from reported amounts.

The preliminary purchase price allocation has resulted in the recognition of $45.3 million of intangible assets and $44.7 million of goodwill. Intangible assets acquired represent customer relationships which are amortized over 12 years.

Note 4—Segment Information

Reportable segments are identified by management based on Janus' organizational structure and the business activities from which it earns revenue. Janus has determined that it has two primary lines of business: investment management and printing and fulfillment. The following is a summary of financial information concerning the segments (in millions):

	Three Months Ended March 31,
	Investment Management	Printing and Fulfillment	Consolidated
2006:
Revenues	$232.5	$23.6	$256.1
Net income (loss)	$37.3	$(2.0)	$35.3
2005:
Revenues	$216.0	$23.0	$239.0
Net income (loss)	$21.4	$(1.8)	$19.6

Note 5—Legal Proceedings

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

Market Timing Litigation

Following the market timing investigations by the New York Attorney General ("NYAG") and the SEC, Janus and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case Number MDL No. 1586, 04-MD-15863). Five amended complaints were filed in these coordinated proceedings, including (i) claims by a putative class of Janus fund investors asserting claims on behalf of the investor class, (ii) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds, (iii) claims on behalf of participants in the Janus 401(k) plan, (iv) claims brought on behalf of shareholders of Janus on a derivative basis against Janus' Board of Directors and (v) claims by a putative class of Janus shareholders asserting claims on behalf of the shareholders.

On August 25, 2005, the court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors (actions (i) and (ii) described above), except certain claims under Section 10(b) of the Securities Exchange Act of 1934 and under Section 36(b) of the Investment Company Act of 1940. The complaint in the 401(k) plan class action (action (iii) described above) was voluntarily dismissed, but was refiled using a new named plaintiff (Wangberger v. Janus Capital Group Inc., et al., 05 CV-02711, D. Maryland) and asserting claims similar to the initial complaint. On February 27, 2006, the court issued an order announcing its intent to dismiss the claims asserted against Janus and its affiliates that were brought on behalf of Janus corporate shareholders (action (v) above); however, a motion to reconsider that order or permit the filing of an amended complaint is currently pending. As a result of the above events, the Company, Janus Capital Management LLC ("JCM"), the Advisory Committee of the Janus 401(k) plan, and the current or former directors of Janus are the remaining defendants, in some capacity, in one or more of the actions described in the preceding paragraph.

As previously disclosed, the Attorney General's Office for the State of West Virginia filed a market timing related civil action against Janus and several other non-affiliated mutual fund companies, claiming violations under the West Virginia Consumer Credit and Protection Act. The civil action requests certain monetary penalties, among other relief. This action has been removed to federal court and transferred to the Multidistrict Litigation case in the U.S. District Court of Baltimore, Maryland, described above. In addition, the Auditor of the State of West Virginia, in his capacity as securities commissioner, has issued an order indicating an intent to initiate administrative proceedings against most of the defendants in the market timing cases (including Janus) and seeks disgorgement and other monetary relief based on similar market timing allegations. Janus and other similarly situated defendants are challenging the statutory authority to bring such an action.

Excessive Fee Litigation

JCM is a defendant in a consolidated lawsuit challenging the investment advisory fees charged by JCM to certain funds managed by JCM (Fleisher, et al. v. Janus Capital Management LLC, 04-MK-2395, (D. Colo.)). The action was filed by fund investors asserting breach of fiduciary duty under Section 36(b) of the Investment Company Act of 1940. The plaintiffs seek declaratory and injunctive relief and an unspecified amount of damages. Most discovery has been completed.

IPO Antitrust Litigation

In 2001, a Janus subsidiary was named as a defendant in a class action suit alleging that certain underwriting firms and institutional investors violated antitrust laws in connection with initial public offerings (Pfeiffer v. Credit Suisse First Boston, No. 01 Civ. 2014 (S.D.N.Y.)). The U.S. District Court dismissed the plaintiff's antitrust claims in November 2003; however the U.S. Court of Appeals recently vacated that decision and remanded it for further proceedings. The U.S. Court of Appeals denied the request for a rehearing. Management believes that this matter will likely be in the appeals process for a significant amount of time.

Management believes that the claims made in the civil actions described above have little or no merit and intends to defend against them.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. ("Janus" or the "Company") may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in our filings with the Securities and Exchange Commission, including those in Part I, Item 1A, Risk Factors, and elsewhere in Janus' Annual Report on Form 10-K for the year ended December 31, 2005. Janus cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Available Information

Copies of Janus' filings with the Securities and Exchange Commission ("SEC") can be obtained from the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information can be obtained about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Results of Operations

Overview

Janus Capital Group Inc. ("Janus" or the "Company") derives substantially all of its revenue and net income from its Investment Management segment, which provides investment management and administrative services to mutual funds, separate accounts and institutional clients in both domestic and international markets. Janus provides investment advisory services through its primary subsidiaries, Janus Capital Management LLC ("JCM") and Enhanced Investment Technologies, LLC ("INTECH").

The Company also owns a printing and fulfillment business (the "Printing and Fulfillment segment"), which does not contribute significantly to revenue or net income.

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

Highlights for the current quarter include:

  •
  Total assets under management increased to $158.1 billion, the highest level since the second quarter 2002.

  •
  Long-term net inflows (excluding money market products) totaled $3.5 billion, the third consecutive quarter of positive flows.

  •
  INTECH assets under management surpassed $50 billion.

  •
  As of March 31, 2006, approximately 72%, 65% and 62% of the funds in the Company's primary fund family, Janus Investment Fund ("JIF"), were in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively.

  •
  Janus earned net income of $35.3 million, or $0.17 per diluted share.

  •
  An additional 5% ownership of INTECH was purchased.

  •
  The Internal Revenue Service accepted Janus' non-taxable treatment of the December 2003 exchange of 32.3 million shares of DST common stock for 100% ownership of Capital Group Partners, Inc.

INVESTMENT MANAGEMENT SEGMENT

Assets Under Management and Flows

	Three Months Ended March 31,
	2006	2005
	(in billions)
Beginning of period assets	$148.5	$139.0
Sales	11.3	6.3
Redemptions	(7.8)	(8.2)

Long-term net flows	3.5	(1.9)
Net money market flows	(0.8)	(2.3)
Market/fund performance	6.9	(3.0)

End of period assets	$158.1	$131.8

Average assets under management	$154.4	$133.8

INTECH finished first quarter 2006 with $50.6 billion in assets under management, an increase of $23.0 billion, or 83%, from March 31, 2005. Net inflows increased to $4.0 billion for the first quarter 2006 compared to net inflows of $2.0 billion for first quarter 2005, as INTECH's risk-managed products continue to be highly successful in winning mandates from institutional investors.

Long-term net outflows of products managed by JCM totaled $0.5 billion for the first quarter 2006 compared to long-term net outflows of $3.9 billion for the first quarter 2005. Although still negative, the Company is encouraged by the improving trend, which is believed to be driven by strong investment performance and the significant investment in Janus' intermediary and institutional sales channels.

Results of Operations

	Three Months Ended March 31,
	2006	2005
	(in millions)
Revenues:
Investment management fees	$189.8	$173.1
Shareowner servicing fees and other	42.7	42.9

Total	232.5	216.0

Operating Expenses:
Employee compensation and benefits	83.4	71.3
Long-term incentive compensation	22.0	19.0
Marketing and advertising	5.4	9.7
Distribution	26.8	27.1
Depreciation and amortization	8.3	10.2
General, administrative and occupancy	33.7	32.1
Restructuring and impairments	—	5.5
Mutual fund investigation recoveries, net of charges	(10.0)	(3.3)

Total	169.6	171.6

Operating Income	62.9	44.4
Operating margin	27.1%	20.6%
Interest expense	(7.0)	(7.2)
Other income, net	8.5	9.0
Income tax provision	(23.4)	(22.4)
Equity in earnings of unconsolidated affiliate	1.7	1.7
Minority interest in consolidated earnings	(5.4)	(4.1)

Net Income	$37.3	$21.4

Three Months Ended March 31, 2006, Compared with Three Months Ended March 31, 2005

Revenues

Investment management fees increased $16.7 million, or 9.6%, as a result of a 15.4% increase in average assets under management partially offset by a higher proportion of lower yielding INTECH products and a $3.1 million decline in performance fees from certain INTECH institutional accounts.

While complex-wide average assets under management increased 15.4%, JIF assets increased 4.2% and money market assets declined slightly. As such, shareowner servicing fees and other revenue, which are based on average JIF and money market assets, remained consistent quarter to quarter.

Expenses

Employee compensation and benefits increased $12.1 million from the same period last year principally due to increases in incentive compensation for both investment and non-investment personnel. Investment team incentive compensation increased primarily as a result of improved three-year relative investment performance. Non-investment personnel incentive compensation increased due to improved sales of products managed by JCM, continued strong sales of INTECH products and the expansion of the sales force within the institutional and intermediary distribution channels.

Long-term incentive compensation increased $3.0 million as a result of the 2006 annual company-wide grant and an estimate of accelerated vesting for the 2005 and 2006 awards based on anticipated 2006 financial performance. Grants made during the three months ended March 31, 2006, consisted of mutual fund units, restricted stock and stock options, which totaled $21.3 million, $16.2 million and $11.0 million, respectively, and will be recognized over a weighted average period of 4.0 years, assuming no acceleration of vesting. These awards are subject to accelerated vesting if certain performance criteria are achieved.

Marketing and advertising expenses decreased $4.3 million as a result of a change in marketing strategy in the second half of 2005 from mass market television advertising to more targeted print advertising.

Mutual fund investigation recoveries for the three months ended March 31, 2006, represent an insurance recovery for legal expenses incurred in prior periods. The first quarter 2005 includes an insurance recovery of $6.0 million, net of mutual fund investigation related legal expenses. Additional insurance recoveries are possible.

Janus' effective tax rate for the first quarter 2006 was 35.4% compared to 46.8% for the first quarter 2005. The decrease is attributable to a permanent book-tax difference related to restricted stock that vested on March 31, 2005, at a price significantly below the 2002 grant price.

PRINTING AND FULFILLMENT SEGMENT

Business Overview

Rapid Solutions Group ("RSG"), the operating business of the Printing and Fulfillment segment, provides clients with digital and offset printing and fulfillment services. The digital operation focuses on providing clients with communication solutions using leading-edge print-on-demand technology and software applications that support the process of improving the effectiveness of customer communication through personalization and customization. The offset printing operations provide customers with full-service graphics and design solutions through prepress services and high-speed, high-quality offset printing, including direct marketing packages, brochures, preprinted base stock and collateral pieces.

Results of Operations

	Three Months Ended March 31,
	2006	2005
	(in millions)
Printing and fulfillment revenue	$18.8	$18.7
Out-of-pocket reimbursements	4.8	4.3

Total revenue	23.6	23.0
Cost of printing and fulfillment	18.5	17.3
Out-of-pocket expenses	4.8	4.3
Selling, general and administrative expenses	2.0	2.5
Depreciation and amortization	2.0	2.0

Operating loss	(3.7)	(3.1)
Operating margin	-16%	-13%
Other income, net	0.5	0.3
Tax benefit	1.2	1.0

Net loss	$(2.0)	$(1.8)

Print volumes and revenue from fulfillment, digital printing and offset printing were comparable to the prior year. The decrease in operating margin is attributable to higher production-related material costs. Out-of-pocket reimbursements represent postage and mailing expenses incurred by RSG on behalf of its customers and generally vary from period to period.

Liquidity and Capital Resources

Cash Flows

A summary of consolidated cash flow data for the three-month periods ended March 31, 2006 and 2005, is as follows (in millions):

	2006	2005
Cash flows provided by (used for):
Operating activities	$32.2	$43.8
Investing activities	(128.2)	(5.8)
Financing activities	(129.4)	(110.3)

Net change in cash and cash equivalents	(225.4)	(72.3)
Balance beginning of period	552.6	527.1

Balance end of period	$327.2	$454.8

Janus' cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements. Cash provided by operating activities in the first quarter 2006 declined as a result of the increase in receivables and other changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments.

Cash used for investing activities for the three months ended March 31, 2006 included $90.0 million for the purchase of an additional 5% of INTECH and the net purchase of investments.

Cash used for financing activities for the three months ended March 31, 2006 primarily represented stock buybacks of $140.9 million compared to $106.2 million in the same period last year.

Other Sources of Liquidity

Credit Facility

Janus has a $200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement ("Credit Facility") with a syndicate of banks. The facility contains a number of financial covenants such as a specified financing leverage ratio, minimum net worth and interest coverage ratio. At March 31, 2006, there were no borrowings under the Credit Facility.

Shelf Registration

The Company has effective a Shelf Registration Statement ("Shelf Registration") with the SEC, under which Janus could issue up to $800 million in aggregate issue price of Janus' common stock, preferred stock and debt securities. At March 31, 2006, $600 million of securities were available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its exposure to market risks from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Janus' management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the three months ended March 31, 2006. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Gary Black, Chief Executive Officer and Chief Investment Officer, and David Martin, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Black and Martin concluded that as of the date of their evaluation, Janus' disclosure controls and procedures were effective.

There has been no change in Janus' internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, Janus' internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 5—Legal Proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 6, 2006, Janus' Board of Directors authorized the repurchase of up to an additional $500 million of Janus common stock with no expiration date, to take effect when the prior authorization was fully utilized, which occurred on March 17, 2006. During the first three months of 2006, Janus repurchased 5.7 million shares at an aggregate cost of $125.0 million under the current and previous authorizations. The Company cautions that there are no assurances that any future repurchases will actually occur.

In addition to this program, for the three months ended March 31, 2006, Janus repurchased 522,954 shares from employees as a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees' income tax liabilities attributable to the vesting of restricted stock awards, and 195,546 shares were surrendered to Janus related to the exercise of stock options.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
January	599,193	$20.90	450,000	$114 million
February	3,154,321	$21.83	3,043,000	$48 million
March	2,679,586	$22.19	2,221,600	$499 million

Total	6,433,100	$21.89	5,714,600

Item 6. Exhibits

10.1	Form of Janus Capital Group Inc. Restricted Stock, Mutual Fund Units and Stock Option Award Agreements
31.1	Certification of Gary D. Black, Chief Executive Officer and Chief Investment Officer of Registrant
31.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant
32.1	Certification of Gary D. Black, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Date: April 27, 2006

Janus Capital Group Inc.
/s/ GARY D. BLACK Gary D. Black, Chief Executive Officer and Chief Investment Officer
/s/ DAVID R. MARTIN David R. Martin, Executive Vice President and Chief Financial Officer
/s/ GREGORY A. FROST Gregory A. Frost, Senior Vice President and Controller (Principal Accounting Officer)

JANUS CAPITAL GROUP INC.
INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601 (b) Exhibit No.
10.1	Form of Janus Capital Group Inc. Restricted Stock, Mutual Fund Units and Stock Option Award Agreements	10
31.1	Certification of Gary D. Black, Chief Executive Officer and Chief Investment Officer of Registrant	31
31.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant	31
32.1	Certification of Gary D. Black, Chief Executive Officer and Chief Investment Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
99.1	Lipper Rankings	99

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
JANUS CAPITAL GROUP INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Dollars in Millions)
JANUS CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in Millions, Except Per Share Data)
JANUS CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Millions)
JANUS CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (Amounts in Millions, Except Per Share)
Janus Capital Group Inc. Notes to Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
  SIGNATURES
JANUS CAPITAL GROUP INC. INDEX TO EXHIBITS