Form 10-Q
period 2006-06-30
JANUS CAPITAL GROUP INC
filed 2006-07-27
CIK 1065865

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

As of July 24, 2006, there were 206,671,549 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$337.9	$552.6
Accounts receivable	129.8	145.6
Investments	336.2	252.2
Income taxes receivable	—	19.0
Other current assets	38.5	34.3

Total current assets	842.4	1,003.7
Investments and other assets	94.9	168.5
Property and equipment (net of accumulated depreciation of $141.3 and $135.2, respectively)	58.4	64.7
Intangibles, net	1,335.3	1,298.5
Goodwill	1,139.5	1,093.1

Total assets	$3,470.5	$3,628.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1.9	$5.4
Accrued compensation and benefits	68.6	89.6
Current portion of long-term debt	113.5	114.1
Income taxes payable	2.4	—
Other accrued liabilities	49.0	58.7

Total current liabilities	235.4	267.8
Other liabilities:
Long-term debt	262.2	262.2
Deferred income taxes	424.2	424.1
Other liabilities	77.4	77.4

Total liabilities	999.2	1,031.5

Commitments and contingencies
Minority interest in consolidated subsidiary	8.7	15.8

STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	2.1	2.2
Retained earnings	2,449.8	2,569.3
Accumulated other comprehensive income	10.7	9.7

Total stockholders' equity	2,462.6	2,581.2

Total liabilities and stockholders' equity	$3,470.5	$3,628.5

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Investment management fees	$191.3	$167.3	$381.1	$340.4
Shareowner servicing fees and other	41.8	41.4	84.5	84.3
Printing and fulfillment	21.5	20.6	45.1	43.6

Total	254.6	229.3	510.7	468.3

Operating Expenses:
Employee compensation and benefits	79.4	70.7	164.2	143.5
Long-term incentive compensation	23.1	18.6	45.1	37.6
Marketing and advertising	7.7	9.0	13.1	18.7
Distribution	27.2	25.9	54.0	53.0
Depreciation and amortization	10.2	11.3	20.5	23.5
General, administrative and occupancy	32.2	39.6	66.5	72.7
Cost of printing and fulfillment	21.6	20.4	44.9	42.0
Restructuring and impairments	—	—	—	5.5
Mutual fund investigation recoveries, net of charges	—	(6.0)	(10.0)	(9.3)

Total	201.4	189.5	398.3	387.2

Operating Income	53.2	39.8	112.4	81.1
Interest expense	(7.2)	(7.2)	(14.2)	(14.4)
Other income, net	7.8	11.4	16.8	20.7
Income tax provision	(19.5)	(15.7)	(41.7)	(37.1)
Equity in earnings of unconsolidated affiliate	2.0	1.7	3.7	3.4
Minority interest in consolidated earnings	(5.2)	(4.3)	(10.6)	(8.4)

Net Income	$31.1	$25.7	$66.4	$45.3

Earnings per Share:
Basic	$0.15	$0.12	$0.32	$0.20
Diluted	$0.15	$0.12	$0.32	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2006	2005
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$66.4	$45.3
Adjustments to net income:
Depreciation and amortization	24.1	26.4
Deferred income taxes	(0.5)	(0.7)
Minority interest in consolidated earnings	10.6	8.4
Restructuring and impairment charges	—	5.5
Amortization of stock-based compensation	40.5	37.6
Other, net	(1.8)	(2.8)
Changes in working capital items:
Accounts receivable	15.9	13.3
Other current assets	2.2	(13.8)
Accounts payable and accrued compensation payable	(24.6)	(13.5)
Other accrued liabilities	14.0	38.2

Net operating	146.8	143.9

Investing Activities:
Purchase of property and equipment	(7.9)	(9.7)
Acquisitions and payments for business previously acquired	(90.0)	(5.8)
Purchase of investments	(55.3)	(136.2)
Proceeds from sales and maturities of investments	35.4	229.3

Net investing	(117.8)	77.6

Financing Activities:
Proceeds from stock plans	30.4	4.9
Excess tax benefit from equity-based compensation	4.0	0.2
Repurchase of common stock	(250.3)	(164.9)
Distributions to minority interest	(19.5)	(10.6)
Dividends paid to shareholders	(8.3)	—
Other, net	—	(2.2)

Net financing	(243.7)	(172.6)

Cash and Cash Equivalents:
Net decrease	(214.7)	48.9
At beginning of period	552.6	527.1

At end of period	$337.9	$576.0

Supplemental Cash Flow Information:
Cash paid for interest	$13.7	$13.6
Cash paid for income taxes	$19.5	$3.9

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2004	234.4	$2.3	$152.8	$2,563.7	$15.7	$2,734.5
Net income				87.8		87.8
Net unrealized gains					3.6	3.6
Reclassification for gains included in net income					(7.7)	(7.7)
Foreign currency translation adjustment					(1.9)	(1.9)

Comprehensive income						81.8
Amortization of stock-based compensation			54.9	18.7		73.6
Issuance and forfeitures of restricted stock awards	0.9		2.3			2.3
Tax impact of stock-based compensation			(12.7)	(0.2)		(12.9)
Stock option exercises	2.2		7.4	13.8		21.2
Common stock repurchased	(21.5)	(0.1)	(205.0)	(105.3)		(310.4)
Change of interest in subsidiary			0.3	(0.1)		0.2
Common stock dividends ($0.04 per share)				(9.1)		(9.1)

Balance at December 31, 2005	216.0	2.2	—	2,569.3	9.7	2,581.2
Net income				66.4		66.4
Net unrealized gains					3.1	3.1
Reclassification for gains included in net income					(2.6)	(2.6)
Foreign currency translation adjustment					0.5	0.5

Comprehensive income						67.4
Amortization of stock-based compensation				40.2		40.2
Issuance and forfeitures of restricted stock awards	0.4			—		—
Tax impact of stock-based compensation				1.7		1.7
Stock option exercises	2.3			30.5		30.5
Common stock repurchased	(12.0)	(0.1)		(250.2)		(250.3)
Change of interest in subsidiary				0.2		0.2
Common stock dividends ($0.04 per share)				(8.3)		(8.3)

Balance at June 30, 2006	206.7	$2.1	$—	$2,449.8	$10.7	$2,462.6

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

Note 2—New Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 ("FIN 48")", which sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. Janus has not completed an assessment of the impact of FIN 48 on its consolidated financial statements.

Note 3—Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$31.1	$25.7	$66.4	$45.3
Weighted average common shares outstanding	205.3	221.0	207.6	223.5
Dilutive effect of stock options and unvested restricted stock using the treasury stock method	1.1	0.8	1.2	0.8

Weighted average diluted common shares outstanding	206.4	221.8	208.8	224.3

Basic earnings per share	$0.15	$0.12	$0.32	$0.20

Diluted earnings per share	$0.15	$0.12	$0.32	$0.20

Excluded from calculation:
Stock options	6.7	15.3	5.7	15.3
Unvested restricted stock	1.1	3.4	1.4	3.7

The stock options and unvested restricted stock reported at the bottom of the table are not included in the weighted average diluted shares outstanding calculation as their inclusion would be anti-dilutive.

Note 4—Acquisition

On February 1, 2006, Janus increased its ownership of Enhanced Investment Technologies, LLC ("INTECH") to approximately 82.5% with the purchase of an additional 5% ownership interest from the INTECH founders for $90.0 million in cash. The pro forma results of operations have not been presented as they would not have been materially different from reported amounts.

The preliminary purchase price allocation has resulted in the recognition of $45.3 million of intangible assets and $44.7 million of goodwill. Intangible assets acquired represent customer relationships which are amortized over 12 years.

Note 5—Financial Instruments and Hedging Activities

On May 2, 2006, Janus entered into a pay-fixed receive-variable interest rate swap ("swap") with a mandatory termination date of May 4, 2007, in anticipation of a $272.0 million fixed rate debt issuance. The swap has been designated as a cash flow hedge and is designed to hedge the variability in interest payments on the anticipated fixed rate debt that will result from changes in the interest rate between inception of the swap and the actual issuance of the debt. At June 30, 2006, the hedge was assessed as highly effective and an after-tax gain of $0.8 million was deferred to other comprehensive income.

Note 6—Segment Information

Reportable segments are identified by management based on Janus' organizational structure and the business activities from which it earns revenue. Janus has determined that it has two primary lines of business: investment management and printing and fulfillment. The following is a summary of financial information concerning the segments (in millions):

	Three Months Ended June 30,
	Investment Management	Printing and Fulfillment	Consolidated
2006:
Revenues	$233.1	$21.5	$254.6
Net income (loss)	$33.2	$(2.1)	$31.1
2005:
Revenues	$208.7	$20.6	$229.3
Net income (loss)	$28.1	$(2.4)	$25.7
	Six Months Ended June 30,
	Investment Management	Printing and Fulfillment	Consolidated
2006:
Revenues	$465.6	$45.1	$510.7
Net income (loss)	$70.5	$(4.1)	$66.4
2005:
Revenues	$424.7	$43.6	$468.3
Net income (loss)	$49.5	$(4.2)	$45.3

Note 7—Legal Proceedings

Janus is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial condition of Janus. However, an adverse outcome in any of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded. In the course of reviewing its legal proceedings during the second quarter 2005, Janus increased its litigation reserves by $7.0 million.

Market Timing Litigation

Following the market timing investigations by the New York Attorney General ("NYAG") and the Securities and Exchange Commission, Janus and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case Number MDL No. 1586, 04-MD-15863). Five amended complaints were filed in these coordinated proceedings, including (i) claims by a putative class of Janus fund investors asserting claims on behalf of the investor class, (ii) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds, (iii) claims on behalf of participants in the Janus 401(k) plan, (iv) claims brought on behalf of shareholders of Janus on a derivative basis against Janus' Board of Directors and (v) claims by a putative class of Janus shareholders asserting claims on behalf of the shareholders.

On August 25, 2005, the court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors (actions (i) and (ii) described above), except certain claims under Section 10(b) of the Securities Exchange Act of 1934 and under Section 36(b) of the Investment Company Act of 1940. The complaint in the 401(k) plan class action (action (iii) described above) was voluntarily dismissed, but was refiled using a new named plaintiff (Wangberger v. Janus Capital Group Inc., et al., 05 CV-02711, D. Maryland) and asserting claims similar to the initial complaint. On June 2, 2006, the plaintiffs asserting claims on behalf of Janus corporate shareholders (action (v) above) filed an amended complaint which asserts similar claims to the initial complaint. As a result of the above events, the Company, Janus Capital Management LLC ("JCM"), the Advisory Committee of the Janus 401(k) plan, and the current or former directors of Janus are the remaining defendants, in some capacity, in one or more of the actions described in the preceding paragraph.

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

IPO Antitrust Litigation

In 2001, a Janus subsidiary was named as a defendant in a class action suit alleging that certain underwriting firms and institutional investors violated antitrust laws in connection with initial public offerings (Pfeiffer v. Credit Suisse First Boston, No. 01 Civ. 2014 (S.D.N.Y.)). The U.S. District Court dismissed the plaintiff's antitrust claims in November 2003; however, in 2005, the U.S. Court of Appeals for the Second Circuit vacated that decision and remanded it for further proceedings. In

March 2006, the defendants, including the Janus subsidiary, filed a petition for a writ of certiorari with the United States Supreme Court to review the U.S. Court of Appeal's decision.

Management believes that the claims made in the civil actions described above have little or no merit and intends to defend against them.

Note 8—Subsequent Event

In late July 2006, Janus received a notice of termination from a subadvised relationship with assets under management of approximately $2.5 billion. As a result of the notification, Janus will recognize an impairment charge equal to the unamortized value of the intangible asset assigned to it of $8.0 million during the third quarter 2006. The redemption is expected to occur before the end of the year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. ("Janus" or the "Company") may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward- looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in our filings with the Securities and Exchange Commission, including those in Part I, Item 1A, Risk Factors, and elsewhere in Janus' Annual Report on Form 10-K for the year ended December 31, 2005. Janus cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Janus' Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer, chief financial officer and controller) (the "Officer Code"); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees of the board of directors (including the Audit, Compensation, and Nominating and Corporate Governance committees) are available on its website (http://ir.janus.com/governance.cfm), and printed copies are available to any shareholder upon request by calling Janus at (303) 691-3905. Any future amendments to or waivers of the Officer Code will be posted to the Janus website.

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

Highlights for the current quarter include:

  •
  As of June 30, 2006, approximately 84%, 78% and 64% of the funds in the Company's primary fund family, Janus Investment Fund ("JIF"), were in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively.

  •
  Janus earned net income of $31.1 million, or $0.15 per diluted share.

  •
  Janus repurchased 5.3 million shares of its common stock at a total price of $104.9 million under its second $500 million stock repurchase authorization.

INVESTMENT MANAGEMENT SEGMENT

Assets Under Management and Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in billions)		(in billions)
Beginning of period assets	$158.1	$131.8	$148.5	$139.0
Sales	8.6	6.9	19.9	13.2
Redemptions	(9.0)	(9.0)	(16.8)	(17.2)

Long-term net flows	(0.4)	(2.1)	3.1	(4.0)
Net money market flows	1.2	(1.8)	0.4	(4.1)
Disposition	—	(0.2)	—	(0.2)
Market/fund performance	(5.5)	2.6	1.4	(0.4)

End of period assets	$153.4	$130.3	$153.4	$130.3

Average assets under management	$154.0	$129.3	$154.2	$131.5

Average assets under management increased 19.1% and 17.3% for the three- and six-month periods ended June 30, 2006, respectively, as compared to the same periods in 2005 as a result of improved fund sales and appreciation from fund performance and market fluctuations. Sales of long-term products (excluding money market funds) for the three-and six-month periods ended June 30, 2006 improved $1.7 billion and $6.7 billion, respectively, over the comparable periods in prior year while redemptions were flat. Management attributes the improvement in sales to strong relative investment performance, the continued success of INTECH's risk-managed products and the continued build out of Janus' intermediary and institutional distribution channels.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Revenues:
Investment management fees	$191.3	$167.3	$381.1	$340.4
Shareowner servicing fees and other	41.8	41.4	84.5	84.3

Total	233.1	208.7	465.6	424.7

Operating Expenses:
Employee compensation and benefits	78.2	69.4	161.6	140.7
Long-term incentive compensation	23.0	18.5	45.0	37.5
Marketing and advertising	7.7	9.0	13.1	18.7
Distribution	27.2	25.9	54.0	53.0
Depreciation and amortization	8.3	9.4	16.6	19.6
General, administrative and occupancy	31.4	38.6	65.1	70.7
Restructuring and impairments	—	—	—	5.5
Mutual fund investigation recoveries, net of charges	—	(6.0)	(10.0)	(9.3)

Total	175.8	164.8	345.4	336.4

Operating Income	57.3	43.9	120.2	88.3
Operating margin	24.6%	21.0%	25.8%	20.8%
Interest expense	(7.2)	(7.2)	(14.2)	(14.4)
Other income, net	7.2	11.1	15.7	20.1
Income tax provision	(20.9)	(17.1)	(44.3)	(39.5)
Equity in earnings of unconsolidated affiliate	2.0	1.7	3.7	3.4
Minority interest in consolidated earnings	(5.2)	(4.3)	(10.6)	(8.4)

Net Income	$33.2	$28.1	$70.5	$49.5

Three Months Ended June 30, 2006, Compared with Three Months Ended June 30, 2005

Revenues

Investment management fees increased $24.0 million, or 14.3%, as a result of a 19.1% increase in average assets under management partially offset by a higher proportion of lower yielding INTECH products and a $1.2 million decline in performance fees from certain INTECH institutional accounts.

Shareowner servicing fees and other revenue remained consistent quarter to quarter as an increase in shareholder servicing fees, which was driven by a 7.4% increase in JIF average assets under management, was offset by a decline in distribution fee revenue. Distribution fees are primarily based on average assets in certain share classes of Janus' offshore fund series, which declined 21.1% quarter to quarter.

Expenses

Employee compensation and benefits increased $8.8 million from the same period last year principally due to higher incentive compensation for both investment and sales personnel, partially offset by a decrease in executive severance charges. Investment team incentive compensation increased primarily as a result of improved one- and three-year relative investment performance, while sales incentive compensation increased due to improved fund sales.

Long-term incentive compensation increased $4.5 million as a result of the 2006 annual companywide grant and an estimate of accelerated vesting for the 2005 and 2006 awards based on anticipated 2006 financial performance.

General, administrative and occupancy expenses decreased $7.2 million as a result of litigation reserves recorded in the second quarter 2005.

The decrease in other income is primarily attributable to a prior period gain of $5.8 million on the sale of certain investments in advised funds as compared to a current year gain of $1.8 million.

Six Months Ended June 30, 2006, Compared with Six Months Ended June 30, 2005

Revenues

Investment management fees increased $40.7 million, or 12.0%, as a result of a 17.3% increase in average assets under management partially offset by a higher proportion of lower yielding INTECH products and a $4.3 million decline in performance fees from certain INTECH institutional accounts.

Shareowner servicing fees and other revenue remained consistent period to period as the increase in shareholder servicing fees, which was driven by the 5.8% increase in JIF average assets under management, was offset by a decline in distribution fee revenue.

Expenses

Employee compensation and benefits increased $20.9 million from the same period last year due to higher incentive compensation driven by improved relative investment performance and increased fund sales.

Long-term incentive compensation increased $7.5 million as a result of the 2006 annual companywide grant and an estimate of accelerated vesting for the 2005 and 2006 awards based on anticipated 2006 financial performance. Grants made during the six months ended June 30, 2006, consisted of mutual fund units, restricted stock and stock options, which totaled $21.3 million, $16.6 million and $11.0 million, respectively, and will be recognized over a weighted average period of 4.0 years, assuming no acceleration of vesting. These awards are subject to accelerated vesting if certain performance criteria are achieved.

Marketing and fulfillment expenses decreased $5.6 million as a result of a change in marketing strategy in the second half of 2005 from mass market television advertising to more targeted print advertising.

Depreciation and amortization decreased $3.0 million as a result of a decline in the amortization of deferred commissions of approximately $3.9 million, partially offset by an increase in intangible amortization related to the February 2006 acquisition of an additional 5% interest in INTECH.

Mutual fund investigation recoveries for the six-month period ended June 30, 2006, represent an insurance recovery related to legal expenses incurred in prior periods as a result of the investigation. For the six months ended June 30, 2005, mutual fund investigation recoveries represent an insurance recovery of $14.4 million, net of $5.1 million of expenses directly associated with the SEC and New York Attorney General's settlement orders and ongoing civil litigation.

The decrease in other income is primarily attributable to a prior period gain of $9.9 million on the sale of certain investments in advised funds as compared to a current year gain of $4.2 million.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Printing and fulfillment revenue	$17.3	$16.8	$36.1	$35.5
Out-of-pocket reimbursements	4.2	3.8	9.0	8.1

Total revenue	21.5	20.6	45.1	43.6
Cost of printing and fulfillment	17.4	16.6	35.9	33.9
Out-of-pocket expenses	4.2	3.8	9.0	8.1
Selling, general and administrative expenses	2.1	2.4	4.1	4.9
Depreciation and amortization	1.9	1.9	3.9	3.9

Operating loss	(4.1)	(4.1)	(7.8)	(7.2)
Operating margin	(19)%	(20)%	(17)%	(17)%
Other income, net	0.6	0.3	1.1	0.6
Tax benefit	1.4	1.4	2.6	2.4

Net loss	$(2.1)	$(2.4)	$(4.1)	$(4.2)

Print volumes and revenue from fulfillment, digital printing and offset printing were comparable to the prior year. Operating expenses and margins also remained consistent with the prior year comparable periods. Out-of-pocket reimbursements represent postage and mailing expenses incurred by RSG on behalf of its customers and generally vary from period to period.

Liquidity and Capital Resources

Cash Flows

A summary of consolidated cash flow data for the six-month periods ended June 30, 2006 and 2005 is as follows (in millions):

	2006	2005
Cash flows provided by (used for):
Operating activities	$146.8	$143.9
Investing activities	(117.8)	77.6
Financing activities	(243.7)	(172.6)

Net change in cash and cash equivalents	(214.7)	48.9
Balance beginning of period	552.6	527.1

Balance end of period	$337.9	$576.0

Janus' cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements. Cash provided by operating activities for the six months ended June 30, 2006, was consistent with the comparable prior year period as a result of higher net income offset by changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments.

Cash used for investing activities for the six months ended June 30, 2006, includes $90.0 million for the purchase of an additional 5% interest in INTECH and the net purchase of investments. The cash provided by investing activities for the comparable prior year period primarily represents the net sale and maturities of investments.

Cash used for financing activities for the six months ended June 30, 2006, primarily represents stock buybacks of $250.3 million compared to $164.9 million in the same period last year.

Other Sources of Liquidity

Credit Facility

Janus has a $200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement ("Credit Facility") with a syndicate of banks. The Credit Facility contains a number of financial covenants such as a specified financing leverage ratio, minimum net worth and interest coverage ratio. At June 30, 2006, there were no borrowings under the Credit Facility.

Shelf Registration

The Company has effective a Shelf Registration Statement ("Shelf Registration") with the SEC, under which Janus could issue up to $800 million in aggregate issue price of Janus' common stock, preferred stock and debt securities. At June 30, 2006, $600 million of securities were available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Credit Facility.

Debt

On May 2, 2006, Janus entered into a pay-fixed receive-variable interest rate swap ("swap") with a mandatory termination date of May 4, 2007, in anticipation of a $272.0 million fixed rate debt issuance. The swap has been designated as a cash flow hedge and is designed to hedge the variability in interest payments on the fixed rate debt that will result from changes in the interest rate between inception of the swap and the actual issuance of the debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its exposure to market risks from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, other than interest rate risk associated with the interest rate swap agreement entered into on May 2, 2006.

The pay-fixed receive-variable interest rate swap is designed to hedge the variability in interest rates between the inception of the interest rate swap and the anticipated $272.0 million debt issuance in late 2006 or early 2007. If interest rates rise between inception of the hedge and the issuance of debt, Janus will receive the change in fair value of the interest rate swap when the debt is issued. If interest rates decline, Janus will pay an amount equal to the fair value of the swap to the counterparty when the debt is issued.

Item 4. Controls and Procedures

Janus' management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the three months ended June 30, 2006. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Gary Black, Chief Executive Officer and Chief Investment Officer, and David Martin, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Black and Martin concluded that as of the date of their evaluation, Janus' disclosure controls and procedures were effective.

There has been no change in Janus' internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, Janus' internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 7—Legal Proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 6, 2006, Janus' Board of Directors authorized the repurchase of up to an additional $500 million of Janus common stock with no expiration date, to take effect when the prior authorization was fully utilized, which occurred on March 17, 2006. During the first six months of 2006, Janus repurchased 11.0 million shares at an aggregate cost of $229.9 million under the current and previous authorizations. The Company cautions that there are no assurances that any future repurchases will actually occur.

In addition to this program, for the six months ended June 30, 2006, Janus repurchased 548,903 shares from employees as a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees' income tax liabilities attributable to the vesting of restricted stock awards, and 397,205 shares were surrendered to Janus related to the exercise of stock options.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
January	599,193	$20.90	450,000	$114 million
February	3,154,321	$21.83	3,043,000	$48 million
March	2,679,586	$22.19	2,221,600	$499 million
April	1,721,464	$20.47	1,657,900	$497 million
May	3,758,953	$19.37	3,676,700	$494 million
June	81,791	$17.92	—	$494 million

Total	11,995,308	$20.87	11,049,200

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Janus Capital Group Inc. was held in Denver, Colorado, on April 25, 2006. At that meeting, the stockholders considered and acted upon the following proposals:

The Election of Directors.    By the vote reflected below, the stockholders elected the following individuals as directors for three-year terms:

Director	For	Against
Michael D. Bills	186,010,124	9,389,336
Landon H. Rowland	191,065,846	4,333,614
Steven L. Scheid	190,647,362	4,752,098

Proposal 2.    The stockholders voted to ratify the appointment of Deloitte & Touche LLP as independent accountants.

This proposal is fully described in the Proxy Statement. Voting was as follows:

	For	Against	Abstain
Proposal 2	192,100,917	2,056,748	1,241,795

Item 6. Exhibits

31.1	Certification of Gary D. Black, Chief Executive Officer and Chief Investment Officer of Registrant
31.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant
32.1	Certification of Gary D. Black, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Date: July 27, 2006

Janus Capital Group Inc.
/s/ GARY D. BLACK Gary D. Black, Chief Executive Officer and Chief Investment Officer
/s/ DAVID R. MARTIN David R. Martin, Executive Vice President and Chief Financial Officer
/s/ GREGORY A. FROST Gregory A. Frost, Senior Vice President and Controller (Principal Accounting Officer)

JANUS CAPITAL GROUP INC.
INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
31.1	Certification of Gary D. Black, Chief Executive Officer and Chief Investment Officer of Registrant	31
31.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant	31
32.1	Certification of Gary D. Black, Chief Executive Officer and Chief Investment Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
99.1	Lipper Rankings	99

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
SIGNATURES
JANUS CAPITAL GROUP INC. INDEX TO EXHIBITS