Form 10-Q
period 2006-09-30
JANUS CAPITAL GROUP INC
filed 2006-11-07
CIK 1065865

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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

As of October 31, 2006, there were 198,189,642 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$459.9	$552.6
Escrow cash	113.1	—
Accounts receivable	136.5	145.6
Investments	281.3	252.2
Income taxes receivable	6.4	19.0
Other current assets	50.1	34.3

Total current assets	1,047.3	1,003.7
Investments and other assets	96.8	168.5
Property and equipment (net of accumulated depreciation of $145.8 and $135.2, respectively)	55.5	64.7
Intangibles, net	1,320.3	1,298.5
Goodwill	1,139.8	1,093.1

Total assets	$3,659.7	$3,628.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1.9	$5.4
Accrued compensation and benefits	71.5	89.6
Current portion of long-term debt	113.2	114.1
Other accrued liabilities	59.8	58.7

Total current liabilities	246.4	267.8
Other liabilities:
Long-term debt	537.2	262.2
Deferred income taxes	415.0	424.1
Other liabilities	77.7	77.4

Total liabilities	1,276.3	1,031.5

Commitments and contingencies
Minority interest in consolidated subsidiary	12.3	15.8

STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	2.0	2.2
Retained earnings	2,359.5	2,569.3
Accumulated other comprehensive income	9.6	9.7

Total stockholders' equity	2,371.1	2,581.2

Total liabilities and stockholders' equity	$3,659.7	$3,628.5

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Investment management fees	$183.5	$169.5	$556.1	$497.1
Performance fees	4.0	6.7	12.5	19.5
Shareowner servicing fees and other	41.5	42.2	126.0	126.5
Printing and fulfillment	21.1	19.1	66.2	62.7

Total	250.1	237.5	760.8	705.8

Operating Expenses:
Employee compensation and benefits	72.1	81.5	236.3	225.0
Long-term incentive compensation	17.1	18.2	62.2	55.8
Marketing and advertising	6.6	5.4	19.7	24.1
Distribution	26.1	25.5	80.1	78.5
Depreciation and amortization	9.6	10.4	30.1	33.9
General, administrative and occupancy	34.2	32.1	100.7	104.8
Cost of printing and fulfillment	22.6	19.6	67.5	61.6
Restructuring and impairments	10.5	—	10.5	5.5
Mutual fund investigation recoveries, net of charges	—	—	(10.0)	(9.3)

Total	198.8	192.7	597.1	579.9

Operating Income	51.3	44.8	163.7	125.9
Interest expense	(8.1)	(7.2)	(22.3)	(21.6)
Other income, net	8.6	7.9	25.4	28.6

Income before taxes, equity earnings and minority interest	51.8	45.5	166.8	132.9
Income tax provision	(18.4)	(10.5)	(60.1)	(47.6)
Equity in earnings of unconsolidated affiliate	1.7	1.9	5.4	5.3
Minority interest in consolidated earnings	(5.6)	(5.2)	(16.2)	(13.6)

Net Income	$29.5	$31.7	$95.9	$77.0

Earnings per Share:
Basic	$0.15	$0.15	$0.47	$0.35
Diluted	$0.15	$0.15	$0.46	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended September 30,
	2006	2005
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$95.9	$77.0
Adjustments to net income:
Depreciation and amortization	35.4	38.5
Deferred income taxes	(8.6)	(14.8)
Minority interest in consolidated earnings	16.2	13.6
Restructuring and impairment charges	10.5	5.5
Amortization of stock-based compensation	54.7	55.8
Realized gain on the sale of investments	(5.7)	(10.4)
Other, net	(0.2)	(2.1)
Changes in working capital items:
Accounts receivable	9.1	2.7
Other current assets	(1.2)	(2.9)
Accounts payable and accrued compensation payable	(21.6)	(2.1)
Other accrued liabilities	13.0	41.6

Net operating	197.5	202.4

Investing Activities:
Purchase of property and equipment	(10.7)	(16.9)
Acquisitions and payments for business previously acquired	(90.0)	(5.8)
Purchase of investments	(60.7)	(142.4)
Proceeds from sales and maturities of investments	90.8	245.5
Escrow deposit	(113.1)	—

Net investing	(183.7)	80.4

Financing Activities:
Proceeds from issuance of long-term debt	275.0	—
Debt issue costs	(2.1)	—
Proceeds from stock plans	35.1	7.2
Excess tax benefit from equity-based compensation	4.0	0.7
Repurchase of common stock	(388.4)	(267.7)
Distributions to minority interest	(21.8)	(12.8)
Dividends paid to shareholders	(8.3)	(9.1)
Other, net	—	(2.2)

Net financing	(106.5)	(283.9)

Cash and Cash Equivalents:
Net decrease	(92.7)	(1.1)
At beginning of period	552.6	527.1

At end of period	$459.9	$526.0

Supplemental Cash Flow Information:
Cash paid for interest	$22.1	$16.7
Cash paid for income taxes	$55.5	$28.9

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2004	234.4	$2.3	$152.8	$2,563.7	$15.7	$2,734.5
Net income				87.8		87.8
Net unrealized gains					3.6	3.6
Reclassification for gains included in net income					(7.7)	(7.7)
Foreign currency translation adjustment					(1.9)	(1.9)

Comprehensive income						81.8
Amortization of stock-based compensation			54.9	18.7		73.6
Issuance and forfeitures of restricted stock awards	0.9		2.3			2.3
Tax impact of stock-based compensation			(12.7)	(0.2)		(12.9)
Stock option exercises	2.2		7.4	13.8		21.2
Common stock repurchased	(21.5)	(0.1)	(205.0)	(105.3)		(310.4)
Change of interest in subsidiary			0.3	(0.1)		0.2
Common stock dividends ($0.04 per share)				(9.1)		(9.1)

Balance at December 31, 2005	216.0	2.2	—	2,569.3	9.7	2,581.2
Net income				95.9		95.9
Net unrealized gains					11.4	11.4
Net loss on cash flow hedge					(2.4)	(2.4)
Reclassification for gains included in net income					(3.6)	(3.6)
Foreign currency translation adjustment					(5.5)	(5.5)

Comprehensive income						95.8
Amortization of stock-based compensation				54.1		54.1
Issuance and forfeitures of restricted stock awards	0.3					—
Tax impact of stock-based compensation				1.3		1.3
Stock option exercises	2.7			35.1		35.1
Common stock repurchased	(19.7)	(0.2)		(388.2)		(388.4)
Change of interest in subsidiary				0.3		0.3
Common stock dividends ($0.04 per share)				(8.3)		(8.3)

Balance at September 30, 2006	199.3	$2.0	$—	$2,359.5	$9.6	$2,371.1

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

The accompanying consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2—New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 ("FIN 48")", which sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The effective date of FIN 48 is the Company's fiscal year beginning January 1, 2007. Janus has not completed an assessment of the impact of FIN 48 on its consolidated financial statements.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a framework for measuring fair value. The effective date of SFAS 157 is the Company's fiscal year beginning January 1, 2008. Janus has not completed an assessment of the impact of SFAS 157 on its consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$29.5	$31.7	$95.9	$77.0
Weighted average common shares outstanding	201.0	216.2	205.4	221.0
Dilutive effect of stock options and unvested restricted stock using the treasury stock method	1.2	1.0	1.0	0.9

Weighted average diluted common shares outstanding	202.2	217.2	206.4	221.9

Basic earnings per share	$0.15	$0.15	$0.47	$0.35

Diluted earnings per share	$0.15	$0.15	$0.46	$0.35

Excluded from calculation:
Stock options	10.0	14.9	6.7	14.9
Unvested restricted stock	—	3.2	1.0	3.3

The stock options and unvested restricted stock excluded are not included in the weighted average diluted shares outstanding calculation as their inclusion would be anti-dilutive.

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

Note 5—Long-Term Debt

On September 18, 2006, Janus issued $275.0 million of 5.875% senior notes that are due September 15, 2011, and are not callable by Janus or redeemable at the option of the holders prior to maturity. Interest will be paid semiannually on March 15 and September 15. Of the total proceeds, $113.1 million was placed in escrow to pre-fund the repayment of Janus' 7.000% senior notes which mature on November 1, 2006.

On May 2, 2006, Janus entered into a pay-fixed receive-variable interest rate swap (the "Swap") in anticipation of a $272.0 million fixed rate debt issuance with a mandatory termination date of May 4, 2007. The Swap was designated as a cash flow hedge and was designed to hedge the variability in interest payments on the anticipated fixed rate debt as a result of changes in the interest rate between inception of the Swap and the issuance of the debt. On September 18, 2006, the Swap was terminated and Janus incurred a loss of $4.4 million, or $2.7 million net of tax, which has been recorded in other comprehensive income on the consolidated balance sheet and will be amortized to interest expense over the life of the 5.875% senior notes.

Note 6—Asset Impairment Charges

During the third quarter 2006, Janus received notices of termination from two subadvised relationships with current assets under management of approximately $3.2 billion. As a result of the notifications,

Janus recognized impairment charges equal to the unamortized value of the intangible asset assigned to the terminated relationships of $10.5 million during the third quarter 2006. The redemptions are expected to occur during the fourth quarter 2006 and the first quarter 2007.

Note 7—Other Income, Net

The components of other income represent investment income and investment gains, net of losses, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Investment gains, net of losses	$2.3	$1.6	$6.8	$11.2
Dividend income	2.7	2.7	8.1	7.4
Interest income	3.6	3.6	10.5	10.0

Total	$8.6	$7.9	$25.4	$28.6

Note 8—Change In Accounting Estimate

Janus records compensation expense associated with long-term incentive awards based on the amount of awards expected to vest at the end of the stated service period, comprised of the total value of the awards less an estimate for forfeitures. As a result of higher than expected employee departures prior to vesting during the third quarter 2006, Janus revised the estimate of forfeitures related to long-term incentive compensation. The effect of increasing the forfeiture estimate was recorded as a $5.0 million decrease in long-term incentive compensation expense ($3.1 million net of tax) for the three- and nine-month periods ended September 30, 2006.

Note 9—Segment Information

Reportable segments are identified by management based on Janus' organizational structure and the business activities from which it earns revenue. Janus has determined that it has two primary lines of business: investment management and printing and fulfillment. The following is a summary of financial information concerning the segments (in millions):

	Three Months Ended September 30,
	Investment Management	Printing and Fulfillment	Consolidated
2006:
Revenues	$229.0	$21.1	$250.1
Net income (loss)	$32.6	$(3.1)	$29.5
2005:
Revenues	$218.4	$19.1	$237.5
Net income (loss)	$34.4	$(2.7)	$31.7

	Nine Months Ended September 30,
	Investment Management	Printing and Fulfillment	Consolidated
2006:
Revenues	$694.6	$66.2	$760.8
Net income (loss)	$103.1	$(7.2)	$95.9
2005:
Revenues	$643.1	$62.7	$705.8
Net income (loss)	$83.9	$(6.9)	$77.0

Note 10—Legal Proceedings

Janus is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial condition of Janus. However, an adverse outcome in any of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded. In the course of reviewing its legal proceedings during the second quarter 2005, Janus increased its litigation reserves by $7.0 million. Management believes that current legal reserves are adequate to cover probable estimated contingencies with respect to the actions described below.

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

On August 25, 2005, the court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors (actions (i) and (ii) described above), except certain claims under Section 10(b) of the Securities Exchange Act of 1934 and under Section 36(b) of the Investment Company Act of 1940. On June 2, 2006, the plaintiffs asserting claims on behalf of Janus corporate shareholders (action (v) above) filed an amended complaint which asserts similar claims to the initial complaint. On August 15, 2006, the court in the 401(k) plan class action that was refiled as Wangberger v. Janus Capital Group Inc., et al., 05 CV-02711, D. Maryland (action (iii) described above) dismissed the action with prejudice, but the plaintiff recently appealed the dismissal to the United States Court of Appeals for the Fourth Circuit. As a result of the above events, the Company, Janus Capital Management LLC ("JCM"), the Advisory Committee of the Janus 401(k) plan, and the current or former directors of Janus are the remaining defendants, in some capacity, in one or more of the actions described in the preceding paragraph.

The Attorney General's Office for the State of West Virginia has filed a voluntary dismissal of the previously disclosed civil action brought under the West Virginia Consumer Credit and Protection. As previously disclosed, the Auditor of the State of West Virginia, in his capacity as securities commissioner, has initiated administrative proceedings against many of the defendants in the market timing cases (including Janus) and seeks disgorgement and other monetary relief based on similar market timing allegations. Janus and other similarly situated defendants continue to challenge the statutory authority to bring such an action.

Excessive Fee Litigation

JCM is a defendant in a consolidated lawsuit challenging the investment advisory fees charged by JCM to certain funds managed by JCM (Sins, et al. v. Janus Capital Management LLC, 04-WM-1647 (D. Colo.)). The action was filed by fund investors asserting breach of fiduciary duty under Section 36(b) of the Investment Company Act of 1940. The plaintiffs seek declaratory and injunctive relief and an unspecified amount of damages. Most discovery has been completed. The trial is scheduled to commence on May 21, 2007.

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

Highlights for the current quarter include:

  •
  As of September 30, 2006, approximately 64%, 78% and 77% of the funds in the Company's primary fund family, Janus Investment Fund ("JIF"), were in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively.

  •
  Janus earned net income of $29.5 million, or $0.15 per diluted share.

  •
  Janus completed a $275.0 million debt offering on September 18, 2006.

  •
  Janus repurchased 7.7 million shares of its common stock at a total price of $138.1 million under its second $500 million stock repurchase authorization.

INVESTMENT MANAGEMENT SEGMENT

Assets Under Management and Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in billions)		(in billions)
Beginning of period assets	$153.4	$130.3	$148.5	$139.0
Sales	6.5	8.5	26.4	21.7
Redemptions	(6.6)	(6.8)	(23.4)	(24.0)

Long-term net flows*	(0.1)	1.7	3.0	(2.3)
Net money market flows	0.3	0.4	0.7	(3.7)
Disposition	—	—	—	(0.2)
Market/fund performance	4.7	7.0	6.1	6.6

End of period assets	$158.3	$139.4	$158.3	$139.4

Average assets under management	$153.2	$135.0	$153.9	$132.7

*
Excludes money market products. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

Average assets under management increased 13.5% and 16.0% for the three- and nine-month periods ended September 30, 2006, respectively, as compared to the same periods in 2005. The increase in average assets under management is a result of appreciation from fund performance and market fluctuations and continued positive net fund inflows.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Revenues:
Investment management fees	$183.5	$169.5	$556.1	$497.1
Performance fees	4.0	6.7	12.5	19.5
Shareowner servicing fees and other	41.5	42.2	126.0	126.5

Total	229.0	218.4	694.6	643.1

Operating Expenses:
Employee compensation and benefits	70.7	80.1	232.3	220.8
Long-term incentive compensation	17.0	18.1	62.0	55.6
Marketing and advertising	6.6	5.4	19.7	24.1
Distribution	26.1	25.5	80.1	78.5
Depreciation and amortization	7.6	8.4	24.2	28.0
General, administrative and occupancy	33.5	31.4	98.6	102.1
Restructuring and impairments	10.5	—	10.5	5.5
Mutual fund investigation recoveries, net of charges	—	—	(10.0)	(9.3)

Total	172.0	168.9	517.4	505.3

Operating Income	57.0	49.5	177.2	137.8
Operating margin	24.9%	22.7%	25.5%	21.4%
Interest expense	(8.1)	(7.2)	(22.3)	(21.6)
Other income, net	8.0	7.5	23.7	27.6

Income before taxes, equity earnings and minority interest	56.9	49.8	178.6	143.8
Income tax provision	(20.4)	(12.1)	(64.7)	(51.6)
Equity in earnings of unconsolidated affiliate	1.7	1.9	5.4	5.3
Minority interest in consolidated earnings	(5.6)	(5.2)	(16.2)	(13.6)

Net Income	$32.6	$34.4	$103.1	$83.9

Three Months Ended September 30, 2006, Compared with Three Months Ended September 30, 2005

Revenues

Investment management fees increased $14.0 million, or 8.3%, as a result of a 13.5% increase in average assets under management partially offset by a higher proportion of lower yielding INTECH products.

Performance fees are earned on certain INTECH institutional accounts and are based on the performance of each account as compared to the established benchmark and are recognized at the end of the performance period, if the established performance criteria are achieved. The decline in performance fees is primarily the result of one account converting from performance-based fees to a fixed management fee schedule during the fourth quarter 2005.

Shareowner servicing fees and other revenue remained consistent quarter to quarter as a decrease in distribution fees was offset by an increase in administration fees. Distribution fees are primarily based on average assets in certain share classes of Janus' offshore fund series, which declined 23.9% quarter to quarter. Administration fees are based on average money market assets under management which increased over the comparable period in the prior year.

Expenses

Employee compensation and benefits decreased from the same period last year, principally due to $6.7 million in severance charges incurred during the third quarter 2005 and a decrease in incentive compensation for investment and sales personnel in the current quarter. Incentive compensation for investment personnel declined as a result of an overall reduction in variable compensation combined with an increase in the amount of compensation to be received in the form of long-term incentive awards (to be granted in 2007) in consideration for lower cash compensation. Sales incentive compensation declined as a result of lower fund sales.

Long-term incentive compensation was consistent quarter to quarter as a result of an increase of $4.6 million attributable to the 2006 annual companywide grant and an estimate of accelerated vesting for the 2005 and 2006 awards based on anticipated 2006 financial performance offset by a change in estimated forfeitures. During the third quarter 2006, the estimate of forfeitures was adjusted to reflect higher than expected employee departures. The current quarter expense reflects a $5.0 million decrease which represents the cumulative current and prior impact of revising the forfeiture estimate. The future impact on existing awards of revising the forfeiture estimate is not material.

Marketing and advertising increased $1.2 million or 22.2%, as a result of costs associated with the proposed merger of the Janus Olympus and Janus Orion funds.

General, administrative and occupancy expenses increased $2.1 million primarily as a result of increased legal costs.

Restructuring and impairment charges for the three months ended September 30, 2006, represent the loss of certain subadvised relationships. At September 30, 2006, assets under management associated with the lost subadvised relationships were approximately $3.2 billion and are expected to be redeemed during the fourth quarter 2006 ($2.3 billion) and the first quarter 2007 ($0.9 billion).

The company's effective tax rate for the three months ended September 30, 2005, was impacted by the reversal of $5.0 million of tax reserves related to the resolution of certain outstanding tax matters.

Nine Months Ended September 30, 2006, Compared with Nine Months Ended September 30, 2005

Revenues

Investment management fees increased $59.0 million, or 11.9%, as a result of a 16.0% increase in average assets under management partially offset by a higher proportion of lower yielding INTECH products.

Performance fees declined $7.0 million as a result of one account converting from performance-based fees to a fixed management fee schedule during the fourth quarter 2005.

Shareowner servicing fees and other revenue remained consistent period to period as an increase in shareholder servicing fees was offset by a decline in distribution fee revenue. Shareowner servicing fees are based on a percentage of JIF average assets under management which increased 4.1% over the comparable prior year period.

Expenses

Employee compensation and benefits increased $11.5 million from the same period last year due to higher incentive compensation driven by improved relative investment performance and increased fund sales, partially offset by a decrease in severance charges.

Long-term incentive compensation increased $6.4 million as a result of the 2006 annual companywide grant and an estimate of accelerated vesting for the 2005 and 2006 awards based on anticipated 2006 financial performance partially offset by the impact of revising estimated forfeitures. Grants made during the nine months ended September 30, 2006, consisted of mutual fund units, restricted stock and stock options, which totaled $21.3 million, $16.9 million and $11.1 million, respectively, and will be recognized over a weighted average period of 4.0 years, assuming no acceleration of vesting. These awards are subject to accelerated vesting if certain performance criteria are achieved.

Marketing and advertising expenses decreased $4.4 million as a result of a change in marketing strategy in the second half of 2005 from mass market television advertising to more targeted print advertising.

Depreciation and amortization decreased $3.8 million as a result of a decline in the amortization of deferred commissions of approximately $6.4 million, partially offset by an increase in intangible amortization related to the February 2006 acquisition of an additional 5% interest in INTECH.

Mutual fund investigation recoveries for the nine-month period ended September 30, 2006, represent an insurance recovery related to legal expenses incurred in prior periods. For the nine months ended September 30, 2005, mutual fund investigation recoveries represent an insurance recovery of $14.4 million, net of $5.1 million of expenses directly associated with the SEC and New York Attorney General's settlement orders and ongoing civil litigation.

The decrease in other income is primarily attributable to prior period net investment gains of $11.2 million compared to current year net investment gains of $6.8 million.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Printing and fulfillment revenue	$16.4	$15.9	$52.5	$51.4
Out-of-pocket reimbursements	4.7	3.2	13.7	11.3

Total revenue	21.1	19.1	66.2	62.7
Cost of printing and fulfillment	17.9	16.4	53.8	50.3
Out-of-pocket expenses	4.7	3.2	13.7	11.3
Selling, general and administrative expenses	2.2	2.2	6.3	7.1
Depreciation and amortization	2.0	2.0	5.9	5.9

Operating loss	(5.7)	(4.7)	(13.5)	(11.9)
Operating margin	(27)%	(25)%	(20)%	(19)%
Other income, net	0.6	0.4	1.7	1.0
Tax benefit	2.0	1.6	4.6	4.0

Net loss	$(3.1)	$(2.7)	$(7.2)	$(6.9)

Print volumes and revenue from fulfillment, digital printing and offset printing were comparable to the prior year. Operating expenses increased and margins decreased as a result of higher outsourced production costs in the current year. Out-of-pocket reimbursements represent postage and mailing expenses incurred by RSG on behalf of its customers and generally vary from period to period.

Liquidity and Capital Resources

Cash Flows

A summary of consolidated cash flow data for the nine-month periods ended September 30, 2006 and 2005 is as follows (in millions):

	2006	2005
Cash flows provided by (used for):
Operating activities	$197.5	$202.4
Investing activities	(183.7)	80.4
Financing activities	(106.5)	(283.9)

Net change in cash and cash equivalents	(92.7)	(1.1)
Balance beginning of period	552.6	527.1

Balance end of period	$459.9	$526.0

Janus' cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements. Cash provided by operating activities for the nine months ended September 30, 2006, was consistent with the comparable prior year period as a result of higher net income offset by changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments.

Cash used for investing activities for the nine months ended September 30, 2006, includes $90.0 million for the purchase of an additional 5% interest in INTECH and $113.1 million of cash escrowed for the repayment of debt. The cash provided by investing activities for the comparable prior year period primarily represents the net sale and maturities of investments.

Cash used for financing activities for the nine months ended September 30, 2006, primarily represents stock buybacks of $388.4 million partially offset by proceeds from the $275.0 million debt issuance. The cash used by financing activities for the comparable prior year period primarily represents stock buybacks of $267.7 million.

Other Sources of Liquidity

Credit Facility

Janus has a $200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement ("Credit Facility") with a syndicate of banks. The Credit Facility contains a number of financial covenants such as a specified financing leverage ratio, minimum net worth and interest coverage ratio. At September 30, 2006, there were no borrowings under the Credit Facility.

Shelf Registration

The Company has effective a Shelf Registration Statement ("Shelf Registration") with the SEC, under which Janus could issue up to $800 million in aggregate issue price of Janus' common stock, preferred stock and debt securities. At September 30, 2006, $325 million of securities were available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Credit Facility.

Debt

On September 18, 2006, Janus issued $275.0 million of 5.875% senior notes that are due September 15, 2011, and are not callable by Janus or redeemable at the option of the holders prior to maturity. Interest will be paid semiannually on March 15 and September 15. Of the total proceeds, $113.1 million was placed in escrow to pre-fund the repayment of Janus' 7.000% senior notes which mature on November 1, 2006. The remaining balance of the proceeds may be used to call all or a portion of the 7.875% public income notes or for general corporate purposes. The 7.875% public income notes are callable on or after April 5, 2007.

On May 2, 2006, Janus entered into a pay-fixed receive-variable interest rate swap (the "Swap") in anticipation of a $272.0 million fixed rate debt issuance with a mandatory termination date of May 4, 2007. The Swap was designated as a cash flow hedge and was designed to hedge the variability in interest payments on the anticipated fixed rate debt as a result of changes in the interest rate between inception of the Swap and the issuance of the debt. On September 18, 2006, the Swap was terminated and Janus incurred a loss of $4.4 million, or $2.7 million net of tax, which has been recorded as a component of other comprehensive income on the consolidated balance sheet and will be amortized to interest expense over the life of the 5.875% senior notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its exposure to market risks from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Janus' management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Gary Black, Chief Executive Officer and Chief Investment Officer, and David Martin, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Black and Martin concluded that as of the date of their evaluation, Janus' disclosure controls and procedures were effective.

There has been no change in Janus' internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, Janus' internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 10—Legal Proceedings.

Item 1A. Risk Factors

The Company has had no significant changes in its risk factors from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 6, 2006, Janus' Board of Directors authorized the repurchase of up to an additional $500 million of Janus common stock with no expiration date, to take effect when the prior authorization was fully utilized, which occurred on March 17, 2006. During the first nine months of 2006, Janus repurchased 18.7 million shares at an aggregate cost of $368.0 million under the current and previous authorizations. The Company cautions that there are no assurances that any future repurchases will actually occur.

In addition to this program, for the nine months ended September 30, 2006, Janus repurchased 548,903 shares from employees as a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees' income tax liabilities attributable to the vesting of restricted stock awards, and 397,205 shares were surrendered to Janus related to the exercise of stock options.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
January	599,193	$20.90	450,000	$114 million
February	3,154,321	$21.83	3,043,000	$48 million
March	2,679,586	$22.19	2,221,600	$499 million
April	1,721,464	$20.47	1,657,900	$465 million
May	3,758,953	$19.37	3,676,700	$394 million
June	81,791	$17.92	—	$394 million
July	397,100	$16.56	397,100	$387 million
August	4,003,200	$17.00	4,003,200	$319 million
September	3,285,100	$19.32	3,285,100	$256 million

Total	19,680,708	$19.74	18,734,600

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement

On November 6, 2006, the Compensation Committee (the "Committee") of the Board of Directors of Janus approved the performance metrics for variable cash compensation and long-term incentive awards for certain officers of the Company's subsidiary, Janus Capital Management LLC, who are now considered to be potential named executive officers in next year's proxy statement. A description of the compensation plan and these performance metrics will be further detailed in the proxy statement for the Company's 2007 annual meeting (expected to be filed with the Securities and Exchange Commission in late March 2007). For the fourth quarter 2006, the performance metrics established by the Committee will consist of the following performance measures: the performance of the funds and portfolios managed by such officers, the Company's adjusted operating margin, and/or the Company's adjusted return on equity. The Committee reserves the right to pay discretionary bonuses or long-term incentive awards based on subjective considerations or extraordinary performance during the year.

Item 7.01 Regulation FD Disclosure

On November 6, 2006, Janus appointed two portfolio managers, Jonathan Coleman and Gibson Smith, as the company's co-chief investment officers ("CIOs"). Messrs. Coleman and Smith will be in charge of the equity, fixed income and money-markets groups and oversee the investment process, including Janus' portfolio management, research, investment risk and trading. The new roles, which are effective immediately, will not change the co-CIOs' portfolio management responsibilities.

Item 6. Exhibits

10.1	Janus Capital Group Inc. Employee Stock Purchase Plan, as Amended and Restated, Effective October 23, 2006, is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1
10.2	Summary cover letter of employment agreement by and between the Company and Jonathan Coleman dated December 29, 2004, is attached to this Form 10-Q as Exhibit 10.2
10.3	Summary cover letter of employment agreement by and between the Company and Richard Gibson Smith dated December 29, 2004, is attached to this Form 10-Q as Exhibit 10.3
10.4	Letter Severance Agreement by and between the Company and Jonathan Coleman dated December 29, 2004, is attached to this From 10-Q as Exhibit 10.4
10.5	Letter Severance Agreement by and between the Company and Richard Gibson Smith dated December 29, 2004, is attached to this From 10-Q as Exhibit 10.5
10.6	Change in Control Agreement by and between the Company and Jonathan Coleman dated January 1, 2005, is attached to this Form 10-Q as Exhibit 10.6
10.7	Change in Control Agreement by and between the Company and Richard Gibson Smith dated January 1, 2005, is attached to this Form 10-Q as Exhibit 10.7
31.1	Certification of Gary D. Black, Chief Executive Officer and Chief Investment Officer of Registrant
31.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant
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

Date: November 6, 2006

Janus Capital Group Inc.
/s/ GARY D. BLACK Gary D. Black, Chief Executive Officer and Chief Investment Officer
/s/ DAVID R. MARTIN David R. Martin, Executive Vice President and Chief Financial Officer
/s/ GREGORY A. FROST Gregory A. Frost, Senior Vice President and Controller (Principal Accounting Officer)

JANUS CAPITAL GROUP INC.
INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601 (b) Exhibit No.
10.1	Janus Capital Group Inc. Employee Stock Purchase Plan, as Amended and Restated Effective October 23, 2006, is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1	10
10.2	Summary cover letter of employment agreement by and between the Company and Jonathan Coleman dated December 29, 2004, is attached to this Form 10-Q as Exhibit 10.2	10
10.3	Summary cover letter of employment agreement by and between the Company and Richard Gibson Smith dated December 29, 2004, is attached to this Form 10-Q as Exhibit 10.3	10
10.4	Letter Severance Agreement by and between the Company and Jonathan Coleman dated December 29, 2004, is attached to this From 10-Q as Exhibit 10.4	10
10.5	Letter Severance Agreement by and between the Company and Richard Gibson Smith dated December 29, 2004, is attached to this From 10-Q as Exhibit 10.5	10
10.6	Change in Control Agreement by and between the Company and Jonathan Coleman dated January 1, 2005, is attached to this Form 10-Q as Exhibit 10.6	10
10.7	Change in Control Agreement by and between the Company and Richard Gibson Smith dated January 1, 2005, is attached to this Form 10-Q as Exhibit 10.7	10
31.1	Certification of Gary D. Black, Chief Executive Officer and Chief Investment Officer of Registrant	31
31.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant	31
32.1	Certification of Gary D. Black, Chief Executive Officer and Chief Investment Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
99.1	Lipper Rankings	99

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
SIGNATURES
JANUS CAPITAL GROUP INC. INDEX TO EXHIBITS