Form 10-K
period 2006-12-31
JANUS CAPITAL GROUP INC
filed 2007-02-26
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of common equity held by nonaffiliates was $3,701,775,060. As of February 21, 2007, there were 189,731,595 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated
Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders	Part III

JANUS CAPITAL GROUP INC.
2006 FORM 10-K ANNUAL REPORT

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. (collectively “Janus” or the “Company”) may make other written and oral communications from time to time (including, without limitation, in the Company’s 2006 Annual Report to Stockholders) that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1A, Risk Factors, and elsewhere in this report. Janus cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 1. BUSINESS

Janus Capital Group Inc. (collectively, “Janus” or the “Company”) derives substantially all of its revenue and net income from its Investment Management segment, which provides investment management and administrative services to mutual funds, separate accounts and institutional clients in both domestic and international markets. Janus provides investment advisory services through its primary subsidiaries, Janus Capital Management LLC (“JCM” or “Janus ex-INTECH”) and Enhanced Investment Technologies, LLC (“INTECH”). The Company also owns a printing and fulfillment business (the “Printing and Fulfillment segment”), acquired on December 1, 2003. The operations of the Printing and Fulfillment segment, which do not contribute significantly to revenue or net income, are discussed in more detail within Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company’s mutual funds, separate accounts and subadvised relationships (collectively referred to herein as “products” or “investment products”). Certain investment products are also subject to performance fees which vary based on the relative performance as compared to the benchmark index and assets subject to such fees. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on Janus’ operating results.

Janus’ core competency is in research and investment management. The firm’s objectives are to deliver strong investment performance to mutual fund shareholders and advisory clients, to expand distribution of its investment products in the intermediary and institutional channels, and to broaden global products and increase distribution in target countries outside of the United States. The execution of these objectives will position the Company to continue improving its long-term net flows, particularly in Janus ex-INTECH products. Long-term net flows is defined as gross sales less gross redemptions, excluding the impact of money market flows.

Janus Capital Management

Janus considers itself a leader in equity investing, beginning with the launch of the Janus Fund more than 35 years ago. Janus’ investment teams are led by its co-Chief Investment Officers (“CIOs”), who are charged with driving investment performance across all disciplines and subsidiaries while maintaining a structured investment approach. Janus’ investment teams seek to identify strong businesses with sustainable competitive advantages and improving returns on capital that sell at a discount to what the teams believe they are worth. Janus believes its depth of research, its experienced portfolio managers and analysts, its willingness to make concentrated investments when Janus believes it has a research edge, and its commitment to delivering strong, long-term results for its investors are what differentiate Janus from its competitors.

For the one- and three-year periods ended December 31, 2006, approximately 63% and 73%, respectively, of the series within Janus Investment Fund (“JIF”), the Company’s primary fund family, were ranked in the top two Lipper Analytics quartiles based upon total returns. On a five-year total return basis, 72% of JIF funds were in the top two Lipper quartiles at December 31, 2006, compared with 57% at the end of 2005. (See Exhibit 99.1 for complete Lipper rankings.)

INTECH

INTECH’s unique investment process is based on a mathematical theorem that attempts to capitalize on the volatility in stock price movements. The goal is to achieve long-term returns that outperform the benchmark index, while controlling risks and trading costs. Acquired by Janus in 2002, INTECH has managed institutional portfolios since 1987, establishing one of the industry’s longest continuous records of mathematically driven equity investing strategies. Risk-managed assets at INTECH have grown from approximately $6.0 billion at acquisition in 2002 to $62.3 billion at the end of 2006. Risk-managed products have primarily been sold through the institutional channel, which generally has lower management fees than products sold through the intermediary, international or retail channels. In 2007, Janus intends to leverage the success of INTECH’s risk-managed process with the launch of several new products in different strategies, including global, international and long/short.

Eight out of nine INTECH strategies have outperformed their respective benchmarks, net of fees, since inception and all strategies have outperformed on a gross fees basis. Additionally, all of INTECH’s investment strategies rank in the top 2 quartiles of their corresponding universes for alpha and information ratio, industry measurements of risk and reward, from inception through December 31, 2006.

Distribution Channels

Janus’ sales organization capabilities are segmented into four distinct distribution channels: retail, U.S. intermediary, U.S. institutional and international. During 2005 and 2006, the Company invested in the expansion of the intermediary and institutional channels by significantly increasing sales and marketing personnel, and plans on further increases in 2007.

Retail Channel

The retail channel serves individual investors who access Janus directly or through supermarket platforms. These investors are served through Janus’ primary fund family, JIF. Assets in the retail channel totaled $49.0 billion, or 29% of total assets under management at December 31, 2006.

U.S. Intermediary Channel

The intermediary channel serves financial intermediaries and retirement plans for the advice-driven market, which includes asset managers, bank/trust officers, broker-dealers, independent planners,

third-party administrators and insurance companies. Janus has aligned the channel to focus resources on distributor needs rather than product/performance-driven sales, and is targeting product platforms that tend to have high asset retention rates in order to enhance long-term returns and margin. Assets in the domestic intermediary channel totaled $45.3 billion, or 27% of total assets under management at December 31, 2006.

U.S. Institutional Channel

The institutional channel serves endowments, foundations, municipalities, corporations and Taft-Hartley clients and focuses on distribution through consulting relationships and on a direct basis. The current asset base in this channel is weighted heavily toward INTECH’s risk-managed products. Assets in the institutional channel totaled $62.1 billion, or 37% of total assets under management at December 31, 2006.

International Channel

The international channel serves all products sold outside of the United States and includes international retail, intermediary and institutional accounts. International products are offered through Janus Capital Funds Plc, separate accounts and subadvisory relationships. Assets in the international channel totaled $11.3 billion, or 7% of total assets under management at December 31, 2006.

COMPETITION

The investment management industry is relatively mature and saturated with competitors that provide services similar to Janus. As such, Janus encounters significant competition in all areas of its business. Janus competes with other investment managers, mutual fund advisers, brokerage and investment banking firms, insurance companies, hedge funds, banks and other financial institutions, many of which are larger, have proprietary access to distribution, have a broader range of product choices and investment capabilities, and have greater capital resources. Janus’ ability to successfully compete in this market is based on the following factors: its ability to achieve consistently strong investment performance; to maintain and build upon its distribution relationships and continue to build new ones; to develop appropriately priced investment products well suited for its distribution channels and attractive to underlying clients and investors; to offer multiple investment choices; to provide effective shareowner servicing; to retain and strengthen the confidence of its clients; to attract and retain talented portfolio management and sales personnel; and to develop and leverage its brand in existing and new distribution channels. Additionally, Janus’ ability to successfully compete with other investment management companies is highly dependent on its reputation and its relationship with clients.

Competition in the investment management industry continues to increase as a result of greater flexibility afforded to banks and other financial institutions to sponsor and distribute mutual funds. Furthermore, the marketplace for investment products is rapidly changing; investors are becoming more sophisticated; the demand for and access to investment advice and information are becoming more widespread; and more investors are demanding investment vehicles that are customized to their personal situations.

REGULATION

The investment management industry is subject to extensive federal and state laws and regulations intended to benefit or protect the shareholders of funds managed by Janus and advisory clients of Janus. The costs of complying with such laws and regulations have significantly increased and may continue to contribute significantly to the costs of doing business as an investment adviser. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of Janus’ business and to impose sanctions for failure to comply with the laws and regulations. Possible consequences or sanctions for such failure to comply include, but are not limited to, voiding of investment advisory and subadvisory agreements; the suspension of individual employees; limitations on engaging in certain lines of business for specified periods of time; revocation of registrations; disgorgement of profits; and censures and fines. Further, such laws and regulations may provide the basis for litigation that may also result in significant costs to Janus.

The Investment Advisers Act

The Securities and Exchange Commission (“SEC”) is the federal agency generally responsible for administering the federal securities laws. Certain subsidiaries of Janus are registered investment advisers under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”) and, as such, are supervised by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and pervasive obligations, including among other things, record-keeping requirements, operational procedures, registration and reporting and disclosure obligations. Certain subsidiaries of Janus are also registered with regulatory authorities in various states, and thus are subject to the oversight and regulation of such states’ regulatory agencies.

The 1940 Act

Through its subsidiaries, Janus acts as adviser or subadviser to both proprietary and non-proprietary mutual funds, which are registered with the SEC pursuant to the Investment Company Act of 1940, as amended (the “1940 Act”). Janus subsidiaries also serve as adviser or subadviser to separately managed accounts and commingled accounts that are not required to register under the 1940 Act but are governed by the Investment Advisers Act. As an adviser or subadviser to a registered investment company, Janus must comply with the requirements of the 1940 Act and related regulations including among other things, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the “Code”).

Broker-Dealer Regulations

Janus’ broker-dealer subsidiary is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is a member firm of the National Association of Securities Dealers (the “NASD”), the securities industry’s self-regulatory organization. The SEC imposes various requirements on Janus’ limited broker-dealer operations including disclosure, recordkeeping and accounting. The NASD has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The NASD, and the SEC in some instances, conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives.

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

Janus’ limited broker-dealer is also subject to regulation under state law. The federal securities laws prohibit states from imposing substantive requirements on broker-dealers that exceed those under federal law. This does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers and their employees for engaging in misconduct.

ERISA

Janus subsidiaries are also subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and related regulations to the extent they are considered “fiduciaries” under ERISA with respect to some of their clients. ERISA, related provisions of the Code and regulations issued by the Department of Labor impose duties on persons who are fiduciaries under ERISA and prohibit some transactions involving the assets of each ERISA plan that is a client of a Janus subsidiary as well as some transactions by the fiduciaries (and several other related parties) to such plans.

International Regulations

Certain Janus subsidiaries are authorized to conduct investment business in international markets and are subject to foreign regulation. Globally, Janus is subject to the regulatory supervision and requirements of various agencies, including the Financial Services Authority in the United Kingdom, the Irish Financial Services Regulatory Authority, the Securities and Futures Commission of Hong Kong, the Financial Services Agency of Japan and Canadian Securities Commissions. These regulatory agencies have broad supervisory and disciplinary powers, including, among others, the power to temporarily or permanently revoke the authorization to carry on regulated business, the suspension of registered employees, censures and fines for both regulated businesses and their registered employees.

Other Regulatory Actions

In 2003, the Office of the New York Attorney General (“NYAG”) and the SEC announced an investigation of trading practices in the mutual fund industry in which Janus was mentioned as having allowed market timing trades that were in contradiction to policies stated in the prospectuses for certain Janus funds (“Mutual Fund Investigation”). In connection with regulatory settlements related to the Mutual Fund Investigation announced in 2004, Janus agreed to engage an independent third party to perform a review of Janus’ supervisory, compliance and other policies and procedures in 2005 and every other year thereafter. Any report issued as a part of these reviews must be provided to Janus and the Janus funds’ trustees.

EMPLOYEES

As of December 31, 2006, Janus had 1,105 full-time employees in the Investment Management segment and 413 full-time employees in the Printing and Fulfillment segment. No Janus employees are represented by a labor union.

AVAILABLE INFORMATION

Copies of Janus’ filings with the SEC can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information can be obtained about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Janus’ Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer, chief financial officer and controller) (the “Officer Code”); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees of the board of directors (including the Audit, Compensation and Nominating and Corporate Governance committees) are available on its website (http://ir.janus.com/governance.cfm), and printed copies are available to any shareholder upon request by calling Janus at (303) 691-3905. Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of Janus’ website.

ADDITIONAL FINANCIAL INFORMATION

See additional financial information on segments and geographical areas in Part II, Item 8, Financial Statements and Supplementary Data, Note 19 — Segment and Geographic Information, of this Form 10-K.

ITEM 1A. RISK FACTORS

Janus’ revenues and profits are largely dependent on the value of assets under management.

Almost all of Janus’ revenues are dependent on the total value and composition of assets under management. Any decrease in the value or amount of assets under management will cause a decline in revenues and operating results. Assets under management may decline for various reasons, many of which are not under Janus’ control. For any period in which revenues decline, operating margin may decline by a greater proportion because of the high percentage of fixed costs.

Factors that could cause assets under management and revenues to decline include the following:

•       Declines in the equity markets.   Janus’ assets under management are concentrated in the U.S. equity markets and, to a lesser extent, in the international equity markets. As such, declines in the equity markets or the market segments in which Janus’ investment products are concentrated will cause assets under management to decrease.

•       Changes in interest rates and defaults.   In the case of money market and other fixed income investment products, which invest in high-quality short-term money market instruments, as well as other fixed income securities, the value of the assets may decline as a result of changes in interest rates, an issuer’s actual or perceived creditworthiness or an issuer’s ability to meet its obligations.

•       Redemptions and other withdrawals.   Investors (in response to adverse market conditions, inconsistent investment performance, the pursuit of other investment opportunities, regulatory investigations, civil lawsuits or otherwise) may reduce their investments in specific Janus investment products or in the market segments in which Janus’ investment products are concentrated.

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

•       A concentration in the growth equity discipline.   Although down from prior years, approximately 40% of Janus’ assets under management were concentrated in the growth equity investment discipline at December 31, 2006. During periods where the general investing public does not favor the growth equity discipline, Janus may experience a reduction of gross sales and an increase in gross redemptions.

•       Relative investment performance.   Janus’ investment products are often judged on their performance as compared to the benchmark indices, peer groups or on an absolute return basis. Any period of prolonged underperformance of investment products may result in the loss of existing assets and impact our ability to attract new assets.

Janus’ revenues may fluctuate from variability in performance fees.

Certain INTECH institutional accounts are subject to performance fees which vary based on each account’s investment performance as compared to the benchmark index. In addition, certain mutual funds will become subject to performance fees in 2007, which will be determined based on each fund’s performance as compared to the benchmark index. The measurement period for mutual fund performance fees began in 2006 and the first performance adjustment will be recorded in the first quarter 2007.

Janus’ results are dependent on its ability to attract and retain key personnel.

The investment management business is highly dependent on the ability to attract, retain and motivate highly skilled, and often highly specialized, technical, executive, sales and management personnel. The market for investment and sales professionals is extremely competitive and is increasingly characterized by the frequent movement of portfolio managers, analysts and salespersons among different firms. Any cost reduction initiative, changes to management structure, shifts in corporate culture, changes to corporate governance authority, or adjustments or reductions to compensation (including, but not limited to, the implementation of the new portfolio managers’ compensation program that is tied to the Company’s revenue) may result in employee dissatisfaction and could impact Janus’ ability to retain key personnel. If Janus is unable to retain key personnel, it could have an adverse effect on Janus’ results of operations and financial condition. Additionally, portfolio managers and salespersons often maintain relationships with their clients. As such, the departure of a portfolio manager or salesperson may cause the loss of clients, which could have an adverse effect on Janus’ results of operations and financial condition.

Janus is dependent upon third-party distribution channels to access clients and potential clients.

Janus’ ability to market its investment products is significantly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, broker-dealers, banks and other distribution channels. These companies generally offer their clients various investment products in addition to, and in competition with, Janus. Further, the private account business uses referrals from financial planners, professional investment advisers and other professionals. Janus cannot be certain that it will continue to have access to these third-party distribution channels or have an opportunity to offer some or all of its investment products through these channels. The inability to access clients through third-party distribution channels could have a material adverse effect on Janus’ ability to maintain or increase assets under management, its financial condition, results of operations or business prospects.

INTECH’s investment process is highly dependent on key employees and proprietary software.

Over the last two years, INTECH has become a more significant part of Janus’ investment management business, representing 37% of total assets under management and 22% of total Investment Management segment revenue. INTECH’s investment process is based on complex and proprietary mathematical models, which seek to outperform various indices by capitalizing on market volatility while controlling trading costs and overall risk relative to the index. The maintenance of such models for current products and the development of new products are highly dependent on certain key INTECH employees. A succession plan is in place in the event these key employees were unable to perform their current duties or if they terminate employment; however, there is no guarantee that such plan will be successful. If this plan is not successful, or if the mathematical investment strategies fail to produce the intended results,

INTECH may not be able to maintain the historical level of strong investment performance and clients may redeem assets, which could have an adverse effect on Janus’ results of operations and financial condition.

The regulatory environment in which Janus operates has changed and may continue to change.

Janus may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. Compliance with these and other new reporting and operational requirements and regulations has increased significantly and may continue to increase the cost of operating mutual funds and related investment products, which could have an adverse effect on Janus’ results of operations and financial condition (See Item 1, Business — Regulation).

Janus is named as a defendant in class action lawsuits and other related litigation.

Janus, certain of the Janus funds, the Janus fund’s trustees and certain (past and present) officers of Janus are named as defendants in class action lawsuits and other related litigation (See Item 8, Note 16). These lawsuits seek unspecified compensatory and punitive damages. Janus is unable to estimate the range of potential losses that would be incurred if the plaintiffs in any of these actions were to prevail, or to determine the total potential effect that they may have on Janus’ results of operations, financial position and cash flows. Any settlement or judgment on the merits of these actions could have a material adverse effect on Janus’ liquidity, results of operations and financial condition.

Janus’ business is vulnerable to failures in support systems and customer service functions.

The ability to consistently and reliably obtain securities pricing information, process shareowner transactions and provide reports and other customer service to the shareowners of funds and other investment products managed by Janus is essential to Janus’ operations. Any delays or inaccuracies in obtaining pricing information, processing shareowner transactions or providing reports, and any inadequacies in other customer service could alienate customers and potentially give rise to claims against Janus. Janus’ customer service capabilities, as well as Janus’ ability to obtain prompt and accurate securities pricing information and to process shareowner transactions and reports, is dependent on communication and information systems and services provided by third-party vendors.

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

Rapid Solutions Group (“RSG”), the operating business of the Printing and Fulfillment segment, operates in a highly competitive industry. Competitive factors include not only the speed and accuracy with which RSG can meet customer needs, but also the price and quality of such services. Many of RSG’s competitors have an advantage in the fact that they are larger, have greater resources and offer a wider range of services. If RSG is unsuccessful in this market, it may not be able to retain current clients or grow the business through the addition of new clients, which could have an adverse effect on Janus’ results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Janus’ headquarters are located in Denver, Colorado. Janus’ Investment Management segment leases office space from non-affiliated companies for administrative, investment and shareowner servicing operations in Denver and Aurora, Colorado; New York, New York; Princeton, New Jersey; Palm Beach Gardens, Florida; London; Hong Kong; and Tokyo.

The Printing and Fulfillment segment leases office space and equipment from non-affiliated companies for administrative, warehousing and production operations in Melville, New York; Kansas City, Missouri; Chicago, Illinois; and Sacramento, California.

In the opinion of management, the space and equipment owned or leased by the Company are adequate for existing operating needs.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in response to Item 3 of Regulation S-K under “Legal Proceedings” is incorporated by reference from Part II, Item 8, Financial Statements and Supplemental Data, Note 16 — Litigation, of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Janus Common Stock

Janus’ common stock is traded on the New York Stock Exchange (“NYSE”) (symbol: JNS). The following table sets forth the high and low sale and closing prices as reported on the NYSE composite tape for each completed quarter since January 1, 2005.

	2006		2005
Quarter	High	Low	High	Low
First	$23.28	$18.24	$16.96	$13.42
Second	$24.20	$16.41	$15.99	$12.75
Third	$20.14	$15.50	$16.10	$13.87
Fourth	$21.80	$19.06	$20.59	$14.00

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock over the five year period ending December 29, 2006, the last trading day of 2006, and compares it to the cumulative total return on the Standard & Poor’s (“S&P”) 500 Index and the S&P Diversified Financial Services Index. The comparison assumes a $100 investment on December 31, 2001, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

On February 21, 2007, there were approximately 3,583 holders of record of Janus’ outstanding common stock.

Janus declared an annual $0.04 per share dividend in the second quarter of 2006, 2005 and 2004, and anticipates paying an annual $0.04 per share dividend in 2007. The payment of cash dividends is within the discretion of Janus’ Board of Directors and will depend on many other factors, including, but not limited to, Janus’ results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

Common Stock Repurchases

The following table presents total 2006 Janus common share repurchases by month:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
January	599,193	$20.90	450,000	$114 million
February	3,154,321	$21.83	3,043,000	$48 million
March	2,679,586	$22.19	2,221,600	$499 million
April	1,721,464	$20.47	1,657,900	$465 million
May	3,758,953	$19.37	3,676,700	$394 million
June	81,791	$17.92	-	$394 million
July	397,100	$16.56	397,100	$387 million
August	4,003,200	$17.00	4,003,200	$319 million
September	3,285,100	$19.32	3,285,100	$256 million
October	1,224,000	$20.40	1,224,000	$231 million
November	2,616,955	$20.04	2,616,955	$178 million
December	2,392,862	$21.11	2,253,262	$131 million
Total	25,914,525	$19.93	24,828,817

On March 6, 2006, Janus’ Board of Directors authorized the repurchase of up to an additional $500 million of Janus common stock with no expiration date, to take effect when the prior authorization was fully utilized, which occurred on March 17, 2006. On January 23, 2007, Janus’ Board of Directors authorized an additional $500 million stock repurchase program to take effect when the current authorization is utilized. During 2006, Janus repurchased 24.8 million shares at an aggregate cost of $492.9 million under the current and previous authorizations. The Company cautions that there are no assurances that any future repurchases will actually occur.

In addition to this program, for the year ended December 31, 2006, Janus repurchased 688,503 shares from employees as part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards, and 397,205 shares were surrendered to Janus related to the exercise of stock options.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K and Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003		2002
	(dollars in millions, except operating data and per share data)
Income Statement:
Revenues (1)	$1,026.7	$953.1	$1,010.8	$994.7		$1,123.2
Operating expenses	806.8	779.0	807.3	677.9	(4)	766.8 (4)
Impairments, restructuring and mutual fund investigation charges and recoveries (2)	(3.1)	16.2	91.6	83.7		59.4
Operating income	223.0	157.9	111.9	233.1		297.0
Interest expense	(32.3)	(28.6)	(38.4)	(60.5)		(57.5)
Other, net	39.4	39.3	19.6	11.4		8.7
Loss on early extinguishment of debt	-	-	(55.5)	-		-
Gain on disposition of DST common shares	-	-	228.0 (3)	631.3	(3)	-
Income tax (provision) benefit	(81.9)	(67.9)	(92.2)	69.7	(3)	(227.2)
Equity in earnings of unconsolidated affiliates	7.1	7.1	6.1	67.8	(3)	69.1 (3)
Minority interest	(21.7)	(20.0)	(10.0)	(4.2)		(3.0)
Income from continuing operations	133.6	87.8	169.5	948.6		87.1
Discontinued operations	-	-	-	(5.9)		(9.8)
Net income	$133.6	$87.8	$169.5	$942.7		$77.3
Earnings per Share — Basic
Income from continuing operations	$0.66	$0.40	$0.73	$4.17		$0.40
Net income per share	$0.66	$0.40	$0.73	$4.14		$0.35
Earnings per Share — Diluted
Income from continuing operations	$0.66	$0.40	$0.73	$4.14		$0.40
Net income per share	$0.66	$0.40	$0.73	$4.11		$0.35
Dividends Declared per Share	$0.04	$0.04	$0.04	$0.04		$0.04
Balance Sheet:
Total assets	$3,537.9	$3,628.5	$3,767.6	$4,332.2		$3,335.0
Long-term debt obligations	$537.2	$262.2	$377.5	$768.8		$856.0
Other long-term liabilities	$490.9	$501.5	$495.9	$598.2		$764.9
Operating Data (in billions):
Total assets under management	$167.7	$148.5	$139.0	$151.5		$138.4
Average assets under management	$156.7	$135.2	$137.8	$144.1		$162.8
Long-term net flows (5)	$2.3	$2.0	$(20.6)	$(14.4)		$(16.0)

(1)          Revenues generally vary with average assets under management. However, in the years presented, revenue has been impacted by the Mutual Fund Investigation settlement, performance fees and the acquisition of Capital Group Partners, Inc. (“CGP”). As part of the Mutual Fund Investigation settlement, Janus reduced management fees on most of its mutual funds effective July 1, 2004; these fees can only be increased with the approval of the independent fund trustees and shareowners. The fee reduction totaled

$11.7 million in the second half of 2004. The acquisition of INTECH in 2002 added performance fees which vary with relative investment performance and the amount of assets subject to such fees. The acquisition of CGP in 2003 created the Printing and Fulfillment segment which generates revenues independent of assets under management.

(2)          Impairment charges are related to terminated investment management relationships with assigned intangible values and a goodwill write-down for the Printing and Fulfillment segment. Restructuring charges are related to severance and facility closures primarily in the Investment Management segment. Mutual fund investigation charges represent legal fees and settlement costs, net of insurance recoveries for such expense, directly related to the Mutual Fund Investigation.

(3)          In December 2003, Janus exchanged 32.3 million common shares of DST Systems, Inc. (“DST”) for 100% of the stock of CGP, a corporation that included a printing and graphics design business with a value of $115.0 million and $999.3 million in cash, in a tax free transaction that resulted in a $631.3 million gain and the reversal of $176.4 million of associated deferred tax expense. Prior to this transaction, DST was accounted for as an equity method investment. In 2004, Janus sold its remaining DST common shares for a gain of $228.0 million in a taxable transaction.

(4)          Through 2003, Janus utilized soft dollars to acquire access to third-party investment research databases and reports. Soft dollars are arrangements under which research products and services are obtained by an investment adviser from or through a broker-dealer in exchange for the direction by the adviser of client brokerage transactions to the broker-dealer. Beginning January 1, 2004, such products and services have been paid for by Janus and reflected as operating expenses. In accordance with recently released SEC guidance, and based upon the approval received from the independent fund trustees, Janus expects to use soft dollars to acquire appropriate research products in 2007.

(5)          Money market flows have been excluded due to the short-term nature of such investments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Janus’ revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company’s investment products.

Janus finished 2006 with assets under management of $167.7 billion, an increase of $19.2 billion from the end of 2005.

Janus’ investment product performance remained strong in 2006. As of December 31, 2006, 63%, 73% and 72% of the JIF funds were in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively.

During 2006, Janus launched long/short, global team-managed and asset allocation products managed by JCM as well as global and international products managed by INTECH.

Operating margins in Janus’ Investment Management segment improved by 3.2% to 25.5% in 2006, largely attributable to the increase in revenue compared to 2005.

In 2006, Janus repurchased $492.9 million of common stock at an average price of $19.85 per share, which reduced outstanding common shares by 10.4%.

In February 2006, the Internal Revenue Service accepted Janus’ non-taxable treatment of the 2003 exchange of 32.3 million shares of DST for 100% of the stock of Capital Group Partners, Inc., a corporation that includes RSG, and $999.3 million in cash at the time of the exchange.

INVESTMENT MANAGEMENT SEGMENT

Assets Under Management and Flows

The following table presents the components of Janus’ assets under management (in billions):

	Year Ended December 31,
	2006	2005
Beginning of period assets	$148.5	$139.0
Long-term sales
Janus ex-INTECH	19.0	14.1
INTECH	18.5	17.7
Long-term redemptions
Janus ex-INTECH	(28.7)	(28.2)
INTECH	(6.5)	(1.6)
Long-term net flows *
Janus ex-INTECH	(9.7)	(14.1)
INTECH	12.0	16.1
Total long-term net flows	2.3	2.0
Net money market flows	-	(3.2)
Dispositions	-	(0.2)
Market / fund performance	16.9	10.9
End of period assets	$167.7	$148.5
Average assets under management	$156.7	$135.2

*                    Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

2006

Janus’ average assets under management totaled $156.7 billion during 2006, an increase of $21.5 billion, or 15.9%, from $135.2 billion in 2005, driven primarily by positive market/fund performance of $16.9 billion combined with long-term net inflows of $2.3 billion.

Janus ex-INTECH’s long-term net outflows improved $4.4 billion to $9.7 billion in 2006, which included over $4.0 billion of legacy subadvised account redemptions. Although still negative, the Company is encouraged by this improving trend, which Janus believes is driven by strong investment performance and the significant investment in Janus’ intermediary and institutional sales channels. Janus is focused on achieving positive long-term net flows for Janus ex-INTECH products by the end of 2007.

INTECH’s net long-term inflows totaled $12.0 billion in 2006, compared to $16.1 billion in 2005. INTECH’s risk-managed investment products have been highly successful winning mandates from institutional investors over the past several years. There can be no assurance that this level of success will continue.

2005

Janus’ assets under management totaled $148.5 billion at December 31, 2005, an increase of $9.5 billion, or 6.8%, from $139.0 billion at the end of 2004 driven by positive market/fund performance of $10.9 billion combined with long-term net inflows of $2.0 billion. As the market and fund performance increase generally occurred during the last half of the year, average assets in 2005 declined 1.9% to $135.2 billion from $137.8 billion in 2004.

Janus’ long-term net flows improved from $20.6 billion of net outflows in 2004 to $2.0 billion of net inflows in 2005, an increase of $22.6 billion. This improvement was a result of the continuing success of the INTECH risk-managed products and a significant improvement in long-term net outflows from products managed by Janus ex-INTECH.

Long-term net outflows of Janus ex-INTECH products totaled $14.1 billion in 2005 compared to $29.2 billion in 2004. INTECH finished 2005 with $44.7 billion in assets under management, an increase of $18.9 billion, or 73%, from the end of 2004. Net inflows increased to $16.1 billion in 2005 compared to net inflows of $8.6 billion in 2004.

Revenues and Expenses

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company’s investment products. Certain INTECH institutional accounts (and beginning in 2007, certain mutual funds) are also subject to performance fees which vary based on the amount of assets subject to such fees and the relative performance of each account. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on Janus’ operating results. The following graph depicts the direct relationship between average assets under management and investment management revenues:

Excluding distribution expenses, Janus’ operating expense structure is comprised of costs which generally do not vary directly with average assets under management or revenues. As a result, operating margins may fluctuate at a higher percentage than changes in revenues. Beginning in January 2007, a new investment team compensation plan went into effect that continues to be driven primarily by individual long-term investment performance, but also ties the aggregate level of compensation to investment management fee revenue. Thus, the Company expects a higher proportion of variable expenses in future years.

Investment Management Results

	Year ended December 31,
	2006	2005	2004
	(Dollars in Millions, Except as Noted)
Revenues:
Investment management fees	$750.2	$673.1	$722.2
Performance fees	14.9	26.8	11.6
Shareowner servicing fees and other	170.7	168.4	188.0
Total	935.8	868.3	921.8
Operating Expenses:
Employee compensation and benefits	315.2	299.5	249.3
Long-term incentive compensation	82.7	75.1	110.5
Marketing and advertising	28.3	30.4	28.6
Distribution	110.2	102.9	125.1
Depreciation and amortization	32.0	35.9	48.9
General, administrative and occupancy	131.6	135.1	139.4
Restructuring and impairments	11.0	5.5	24.4
Mutual fund investigation charges, net of recoveries	(14.1)	(9.3)	65.0
Total	696.9	675.1	791.2
Operating Income	238.9	193.2	130.6
Operating margin	25.5%	22.3%	14.2%
Interest expense	(32.3)	(28.6)	(38.4)
Other income, net	37.0	37.9	18.9
Loss on early extinguishment of debt	-	-	(55.5)
Gain on disposition of DST common shares	-	-	228.0
Income before taxes, equity earnings and minority interest	243.6	202.5	283.6
Income tax provision	(90.1)	(72.8)	(99.4)
Equity in earnings of unconsolidated affiliate	7.1	7.1	6.1
Minority interest in consolidated earnings	(21.7)	(20.0)	(10.0)
Net Income	$138.9	$116.8	$180.3
Average Assets Under Management (in billions)	$156.7	$135.2	$137.8

2006 Compared to 2005

Investment management fees increased $77.1 million, or 11.5%, from a 15.9% increase in average assets under management, partially offset by the impact of the continuing product mix shift toward lower yielding INTECH risk-managed products. INTECH products are largely sold through the institutional channel which generally has lower management fees than products sold through the intermediary or retail channels.

Performance fees are earned on certain INTECH institutional accounts and are based on the performance of each account as compared to the established benchmark and are recognized at the end of the performance period, if the established performance criteria are achieved. Performance fee revenue decreased $11.9 million, or 44.4%, primarily as a result of underperformance in 2006 combined with fewer assets subject to a performance-based fee structure.

Beginning in the first quarter 2007, certain mutual funds will convert to a performance-based fee structure, representing $23.5 billion, or 14.0% of total assets under management at December 31, 2006. Mutual fund performance fees will be calculated monthly as a positive or negative adjustment of up to 15 basis points to the base management fee, depending on the relative performance as compared to the benchmark index. The measurement period will begin as a trailing 12-month period and each subsequent month will be added to each successive measurement period until a 36-month period is achieved in the first quarter 2009. At that point, the measurement period will become a rolling 36-month period.

Shareowner servicing fees and other revenue remained consistent year-over-year as an increase in transfer agent servicing fees was partially offset by a decline in distribution revenue. Transfer agent servicing fees are based on a percentage of JIF assets under management which increased 4.9% over the prior year. Distribution revenue is primarily based on average assets in certain share classes of Janus’ offshore fund series, which declined 26.9% over the prior year.

Employee compensation and benefits increased $15.7 million as a result of increases in base and incentive compensation for investment and non-investment personnel, partially offset by $10.6 million of lower executive severance charges. Base compensation increased $4.5 million from normal increases given at the beginning of the year combined with a 7% increase in the number of employees. Incentive compensation for investment personnel increased $5.4 million primarily from strong investment performance. Incentive compensation for non-investment personnel (sales commissions and firm-wide bonuses) increased $12.5 million from higher long-term product sales, more distribution personnel and stronger corporate results.

Long-term incentive compensation increased $7.6 million as a result of the annual grant made in February 2006 combined with the accelerated vesting of the 2005 and 2006 awards based on 2006 financial performance, partially offset by the impact of revising the forfeiture estimate. During 2006, Janus revised its estimate for forfeitures as a result of higher than expected employee departures, which resulted in a $5.0 million decrease to long-term incentive compensation in 2006.

Future long-term incentive compensation will decline in 2007 as a result of the final vesting of a restricted stock grant made in 2002, which totaled $26.7 million during 2006 and will be $6.4 million in 2007. This impact will be partially offset by the February 2007 annual grant totaling $61.0 million, which will be recognized over a four year period, subject to accelerated vesting if certain financial performance criteria are achieved.

Marketing and advertising expenses declined slightly in 2006 as a result of a decrease in advertising expenditures partially offset by mutual fund proxy costs of $4.8 million from proposed fund changes. Janus anticipates spending an incremental $10.0 million in advertising in 2007 to continue promoting awareness of the Janus brand.

Depreciation and amortization decreased primarily as a result an $8.4 million decline in amortization of deferred commissions from lower sales of B shares of the Janus Capital Funds Plc in Europe and Asia, partially offset by an increase in amortization of intangibles related to the February 2006 acquisition of an additional 5% interest in INTECH. The acquisition resulted in the recognition of $32.5 million of intangible assets related to customer contracts and will be amortized over a period of 12 years.

Impairment charges incurred in 2006 represent the loss of certain Janus subadvised relationships. Janus recognizes an impairment charge equal to the unamortized value of the associated intangible asset when formal notification of termination is received.

Mutual fund investigation recoveries represent insurance recoveries for legal fees incurred as a result of the Mutual Fund Investigation. Future insurance recoveries are possible but are not expected to be material.

2005 Compared to 2004

Investment management fees declined $33.9 million, or 4.6%, as a result of a 1.9% decline in average assets under management, the July 1, 2004, settlement-mandated reduction in management fees and a higher proportion of lower yielding INTECH risk-managed products. As part of the settlement with SEC and NYAG in connection with the Mutual Fund Investigation, Janus agreed to reduce management fees on most of its mutual funds effective July 1, 2004. Such fees can only be increased with the approval of the independent fund trustees and fund shareholders. These declines were partially offset by an increase in performance fees from certain INTECH products of $15.2 million.

Shareowner servicing fees and other revenue declined $19.6 million to $168.4 million, due primarily to decreases in money market administration fees and transfer agent servicing fees. Money market administration fees, which are calculated based on average assets under management in Janus’ money market funds, declined $4.6 million, or 25.5%, as a direct result of a similar decline in average money market assets under management. Transfer agent fees declined $12.9 million, or 9.4%, due to the same percentage decrease in average JIF assets.

Employee compensation and benefits increased $50.2 million over 2004 due to increases in incentive compensation for both investment and non-investment personnel, partially offset by a decrease in executive severance charges.

Investment team incentive compensation increased $33.1 million due to the effect of a revised compensation plan combined with strong one- and three-year relative investment performance. Effective January 1, 2005, all of Janus’ Denver-based portfolio managers agreed to a revised compensation plan that is primarily tied to one-and three-year relative fund performance, with greater emphasis on three-year results. Effective January 1, 2007, this plan was replaced with a new plan discussed above.

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

Long-term incentive compensation declined $35.4 million primarily as a result of a prior stock award becoming fully vested at the end of 2004, a decline in amortization from former employees’ forfeitures of unvested stock-based awards and a vested stock award in the amount of $15.0 million recorded in 2004. In consideration of the portfolio managers’ early adoption of the new compensation plan to replace prior contractual arrangements, the 2004 annual long-term incentive award to portfolio managers, which was scheduled to be granted in early 2005, was awarded in vested Janus common stock on December 31, 2004. This decrease was partially offset by awards granted during 2005. Janus generally grants long-term incentive awards annually based on the prior year’s results of operations.

Distribution expense decreased 17.7%, or $22.2 million, as a result of a 16.3% decline in assets under management subject to third- party concessions. Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries primarily within the retail and intermediary channels.

Depreciation and amortization expense decreased $13.0 million due to a decline in the amortization of deferred commissions of approximately $6.3 million from lower sales of B shares of the Janus Capital

Funds Plc in Europe and Asia and a decline in depreciation associated with certain fixed assets becoming fully depreciated. Janus generally amortizes commissions paid to financial intermediaries related to the sale of certain mutual fund shares over four years.

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

Janus’ effective tax rate in 2005 was slightly below the combined federal and state rates due to the reversal of a $5.0 million tax contingency.

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

Results of Operations

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Printing and fulfillment revenue	$71.8	$69.4	$70.6
Out-of-pocket reimbursements	19.1	15.4	18.4
Total revenue	90.9	84.8	89.0
Cost of printing and fulfillment	71.5	67.5	69.2
Out-of-pocket expenses	19.1	15.4	18.4
Selling, general and administrative expenses	8.3	9.3	10.2
Depreciation and amortization	7.9	7.9	7.7
Restructuring and impairments	-	20.0	2.2
Total operating expenses	106.8	120.1	107.7
Operating loss	(15.9)	(35.3)	(18.7)
Other income, net	2.4	1.4	0.7
Tax benefit	8.2	4.9	7.2
Net loss	$(5.3)	$(29.0)	$(10.8)

Print volumes and revenue from fulfillment, digital printing and offset printing were comparable to the prior years. Operating expenses declined in 2006 primarily as a result of a $20.0 million goodwill impairment charge incurred in 2005, partially offset by higher cost of printing and fulfillment in 2006 from increased outsourced production work. Selling, general and administrative expenses have steadily declined due to cost reduction measures and the closure of a nonstrategic facility at the end of 2004, which resulted in a $2.2 million charge in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data for the years ended December 31, is as follows (in millions):

	2006	2005	2004
Cash flows provided by (used for):
Operating activities	$301.8	$273.2	$(10.4)
Investing activities	45.8	64.8	(45.8)
Financing activities	(340.5)	(312.5)	(639.5)
Net increase (decrease) in cash and cash equivalents	7.1	25.5	(695.7)
Balance at beginning of year	552.6	527.1	1,222.8
Balance at end of year	$559.7	$552.6	$527.1

2006 Cash Flows

Janus’ cash flows from operations historically have been positive and sufficient to fund ordinary operations. Operating cash flows in 2006 increased $28.6 million to $301.8 million. Fluctuations in operating cash flows are attributable to changes in net income and working capital items.

Net cash generated from investing activities in 2006 includes proceeds from the maturity and sale of marketable securities, partially offset by a $90.0 million acquisition of an additional 5% interest in INTECH and capital expenditures.

Cash used for financing activities in 2006 consists primarily of common stock repurchases of $516.4 million and repayment of $113.1 million of long-term debt, partially offset by the September 2006 $275.0 million debt issuance.

2005 Cash Flows

Operating cash flows in 2005 increased $283.6 million to $273.2 million. Cash used for operations in 2004 include payments related to the regulatory settlement and income taxes for the sale of DST shares.

Net cash generated from investing activities in 2005 represents proceeds from the maturity and sale of marketable securities, partially offset by capital expenditures.

Cash used for financing activities in 2005 consists primarily of common stock repurchases of $310.4 million and distributions to the minority owners of INTECH.

2004 Cash Flows

The decline in cash from operations in 2004 was driven by payments related to the regulatory settlement and an income tax payment related to the sale of 7.4 million shares of DST in 2004.

Cash used for investing activities in 2004 consists of the purchase of marketable securities and capital expenditures. The use of cash for investing activities was partially offset by the disposition of DST common shares and the sale of certain investments in advised funds.

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

Common Stock Repurchase Program

On July 20, 2004, the Janus Board of Directors authorized the expenditure of up to $500 million to repurchase shares of Janus common stock, expiring on December 31, 2006. This authorization was fully utilized on March 17, 2006. On March 6, 2006, the Janus Board of Directors authorized a new $500 million stock repurchase program to take effect when the previous authorization is utilized. During 2006 and 2005, the Company repurchased 24.8 million shares for $492.9 million and 20.3 million shares for $292.6 million, respectively, under these authorizations. As of December 31, 2006, $130.9 million is available under the current authorization. On January 23, 2007, the Janus Board of Directors authorized an additional $500 million stock repurchase program to begin when the current authorization is fully utilized.

Long-Term Liquidity and Capital Requirements

Expected long-term commitments at December 31, 2006, include the following (in millions):

	Current	2 to 3 Years	4 to 5 Years	After 5 Years
Debt	$-	$22.0	$275.0	$240.2
Interest payments	37.8	74.0	66.0	274.4
Operating leases	21.1	37.7	30.4	92.2
Total	$58.9	$133.7	$371.4	$606.8

The information presented above does not include operating related liabilities or capital expenditures that will be committed to in the normal course of business. Janus expects to fund these obligations from cash generated from normal operations.

Interest payments are determined assuming that all debt is held to maturity.

Operating lease obligations are presented net of estimated sublease income of $4.9 million.

Janus has the right to purchase an additional 14% ownership in Perkins, Wolf, McDonnell and Company, LLC each year at a price equal to the fair market value on each respective call date. The above schedule does not include any estimated payments related to these call rights as Janus is not obligated to exercise its call and the price is unknown at this time.

Certain options to purchase INTECH interests become exercisable when either of the INTECH founders’ employment is terminated. If an INTECH founder terminates his employment for good reason, such founder has the option, ending in 2012, to require the Company to purchase his interests for cash at fair market value, as calculated using a valuation of 18.6 times INTECH’s adjusted net income for the prior four calendar quarters. In the event a founder’s employment is terminated by INTECH for cause or poor performance, or the founder terminates his employment voluntarily without good reason, the Company has the option for three years to purchase such founder’s interest for cash or Janus common stock, using the same fair market value calculation of 18.6 times INTECH’s adjusted net income for the prior four calendar quarters. In the event a founder’s employment is terminated by INTECH (other than for cause, disability or poor performance), such founder has the option, ending in 2012, to require the Company to purchase his interests for cash at a price per share equal to either (i) the fair market value at the time of the option exercise as determined by Janus, or (ii) if the founder disagrees with valuation under (i), then 103% of the fair market value at the time of exercise determined by an investment bank or two investment banks selected by Janus and the applicable INTECH founder. In the event of death or disability, the Company has the option for 90 days to purchase such founder’s interest for cash, using the fair market value calculation of 18.6 times INTECH’s adjusted net income for the prior four calendar quarters.

The long-term commitments schedule above does not include any estimate for the purchase of the outstanding INTECH interests due to the uncertainty of this obligation and the price at which it may occur. INTECH interests in the aggregate would currently be valued at approximately $210.0 million, using the adjusted net income for four calendar quarters methodology. If an INTECH founder terminates his employment under certain circumstances, there may be a dispute as to the correct valuation amount due to ambiguous language in the underlying agreements governing the valuation methodology. Thus, the estimated value noted above could increase or decrease depending on the resolution of such dispute and the date on which the applicable sale or purchase option is exercised.

Other Sources of Liquidity

Credit Facility

On October 19, 2005, the Company entered into a $200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement (the “Facility”) with a syndicate of banks. The facility contains a number of financial covenants such as a specified financing leverage ratio, minimum net worth and interest coverage ratio. At December 31, 2006, Janus was in compliance with all covenants and there were no borrowings under the Credit Facility.

Shelf Registration

The Company has effective a Shelf Registration Statement with the SEC (“Shelf Registration”), under which Janus could issue up to $800 million in aggregate issue price of Janus’ common stock, preferred stock and debt securities. At December 31, 2006, $325 million of securities were available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Facility. The Shelf Registration expires on December 31, 2008.

Debt

On September 18, 2006, Janus issued $275.0 million of 5.875% senior notes that are due September 15, 2011, and are not callable by Janus or redeemable at the option of the holders prior to maturity. Interest will be paid semiannually on March 15 and September 15. Of the total proceeds, $113.1 million was used to repay Janus’ 7.000% senior notes which matured on November 1, 2006. The remaining balance of the proceeds may be used to call all or a portion of the 7.875% public income notes or for general corporate purposes. The 7.875% public income notes are callable on or after April 5, 2007.

On May 2, 2006, Janus entered into a pay-fixed receive-variable interest rate swap (the “Swap”) in anticipation of a $272.0 million fixed rate debt issuance with a mandatory termination date of May 4, 2007. The Swap was designated as a cash flow hedge and was designed to hedge the variability in interest payments on the anticipated fixed rate debt as a result of changes in the interest rate between inception of the Swap and the issuance of the debt. On September 18, 2006, the Swap was terminated and Janus incurred a loss of $4.4 million, or $2.7 million net of tax, which has been recorded as a component of other comprehensive income on the consolidated balance sheet and will be amortized to interest expense over the life of the 5.875% senior notes.

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

Valuation Allowance

Janus has not recorded a valuation allowance on its deferred tax assets as of December 31, 2006, based on management’s belief that operating income will more likely than not be sufficient to realize the benefit of the Company’s deferred tax assets over time. In the event that actual results differ from these estimates, or if Janus’ historical trend of positive operating income changes, Janus may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on Janus’ consolidated financial condition and results of operations.

Income Tax Contingencies

At December 31, 2006, Janus has an accrued liability of $59.5 million related to tax contingencies for issues raised by various taxing authorities. At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed or tax contingencies recorded in prior years may be reversed. On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”)”, which sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The effective date of FIN 48 is the Company’s fiscal year beginning January 1, 2007. Janus has not yet completed its assessment of the impact of FIN 48.

Accounting for Intangible Assets and Goodwill

Intangibles assets and goodwill comprise $2.5 billion, or 69%, of total assets at December 31, 2006. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

In connection with the purchase price allocation of acquisitions, Janus will rely on in-house financial expertise or utilize a third-party expert, if considered necessary. Valuations generally rely on management’s estimates and judgments as to growth rates and operating margins over a range of possible assumptions for various products, distribution channels and business strategies.

In addition, Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” requires that goodwill and indefinite-lived intangibles be tested at least annually for impairment. Goodwill is tested by comparing the fair value of the “reporting unit” associated with the goodwill to the reporting unit’s recorded value. If the fair value of the reporting unit is less than its recorded value, it would generally indicate an impairment of goodwill. Indefinite-lived intangible assets are tested for impairment annually by comparing its fair value to the carrying amount of the asset. For purposes of testing goodwill for impairment, the Investment Management segment and the Printing and Fulfillment segment have been identified as reporting units.

To complete the annual test for potential impairment of intangible assets and goodwill, Janus considers the following: performance compared to peers; significant changes in the underlying business and products of the reporting units; material and ongoing negative industry or economic trends; and/or other factors specific to each asset or reporting unit. Due to the significance of the identified intangible assets and goodwill to Janus’ consolidated balance sheet, any impairment charge could have a material adverse effect on the Company’s financial condition and results of operations. At December 31, 2006, the majority of Janus’ goodwill and intangibles related to the purchase of 16% of JCM from minority shareholders in 2001. The goodwill and indefinite-lived intangibles created by the minority JCM purchases are not highly sensitive to impairment as the annual impairment test for goodwill compares the total fair value of the reporting unit, or 100% of JCM, to the net book value of the reporting unit and the total fair value of the intangibles to the carrying value of the intangibles. However, indefinite-lived intangibles include mutual fund advisory contracts, which would be subject to impairment if the mutual fund contract were terminated or not renewed.

Definite-lived intangible assets are tested only when there are indications of impairment. One component of Janus’ definite-lived intangible assets is subadvised contracts. Each subadvised contact has a specific allocation of value and therefore, the loss of an individual contract will cause an impairment charge. Janus recorded impairments of $11.0 million and $14.2 million in 2006 and 2004, respectively, associated with the termination of subadvised contracts. There were no impairments of subadvised contracts in 2005. At December 31, 2006, the net book value of intangible assets related to subadvised contracts was $14.4 million.

In accordance with the annual testing requirement of SFAS No. 142, Janus tested indefinite-lived intangibles and goodwill for potential impairment and an impairment charge of $20.0 million was recorded in 2005 to reduce goodwill associated with RSG. There were no goodwill impairments in 2006.

Equity Compensation

Janus uses the Black-Scholes option pricing model to estimate the fair value of stock options for recording compensation expense. The Black-Scholes model requires management to estimate certain variables, some of which may not be supported by historical activity because of Janus’ short history as a publicly traded company. Such estimates include the lives of options from grant date to exercise date, the volatility of the underlying shares and future dividend rates. The two most significant estimates in the Black-Scholes model are volatility and expected life. An increase in the volatility rate increases the value of stock options and a decrease causes a decline in value. Janus estimated expected volatility using an average of Janus’ historical volatility and industry and market averages, as appropriate. For expected lives, an increase in the expected life of an option increases its value. Janus factored in employee termination rates combined with vesting periods to determine the average expected life used in the model.

SFAS No. 123R (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) requires that equity compensation be recorded net of estimated forfeitures over the vesting term. Determining this estimate requires significant judgment on the number of actual awards that will ultimately vest over the term of the award. The estimate is reviewed quarterly and any change in actual forfeitures in comparison to estimates may cause an increase or decrease in the ultimate expense recognized in that period. During the third quarter 2006, the forfeiture estimate was adjusted to reflect higher than expected employee departures resulting in a $5.0 million decrease to long-term incentive compensation expense.

Recent Accounting Pronouncements

Information regarding accounting pronouncements that have been issued but not yet adopted by the Company is incorporated by reference from Part II, Item 8, Financial Statements and Supplemental Data, Note 3 — Recent Accounting Pronouncements, of this Annual Report on Form 10-K.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information, together with information included in other parts of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describes the key aspects of certain financial instruments that have market risk to Janus.

Investment Management Fees

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company’s investment products. Assets under management primarily include domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets have a direct effect on Janus’ operating results. In addition, fluctuations in interest rates may affect the value of assets under management in the money market and other fixed income investment products. The graph in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations — Investment Management Segment presents the direct relationship between revenue and average assets under management.

Performance Fees

Performance fee revenue is primarily derived from certain institutional accounts within the risk-managed discipline. Such fees specified in client contracts are based on the performance of the client account as compared to the established benchmark over a specified period of time. Performance fees are recognized at the end of the contractual period if the stated performance criteria are achieved. During 2006, 2005 and 2004, $14.9 million, $26.8 million and $11.6 million, respectively, in performance fees were recognized. At December 31, 2006, $8.6 billion of institutional assets were subject to performance fees.

On December 29, 2005, Janus mutual fund shareholders approved a performance-based fee structure for 13 Janus funds, representing $23.5 billion of assets under management at December 31, 2006. Beginning in the first quarter 2007, the investment management fee paid by each fund will be the base management fee plus or minus a performance fee adjustment. The performance fee adjustment generally will be up to 15 basis points, calculated using each fund’s daily net average assets over the performance period. The measurement period will begin as a trailing 12-month period and each subsequent month will be added to each successive measurement period until a 36-month period is achieved in the first quarter 2009. At that point, the measurement period will become a rolling 36-month period.

Available-for-Sale Securities

At December 31, 2006, investments in advised funds totaled $91.9 million. These securities are carried in Janus’ consolidated financial statements at fair market value and are subject to market fluctuations and the performance of the underlying investment products.

Held-to-Maturity Securities

At December 31, 2006, Janus’ investments totaled $69.8 million in U.S. government and agency debt and $11.4 million in highly rated corporate debt. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to other income. These securities are subject to a decline or impairment in value if interest rates increase or if a corporate issuer defaults on payment at maturity. Janus does not consider these risks to be significant as it intends to hold the securities to maturity and the majority of these securities are invested in government guaranteed debt or highly rated corporate debt.

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

Interest Rate Risk

Janus is not exposed to interest rate risk for its interest payments as all of Janus’ outstanding debt has fixed interest rate terms.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	30
Management Report on Internal Control over Financial Reporting	32
Consolidated Balance Sheets as of December 31, 2006 and 2005	33
Consolidated Statements of Income for the Three Years Ended December 31, 2006	34
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2006	35
Consolidated Statements of Changes in Stockholders’ Equity for the Three Years Ended December 31, 2006	36
Notes to Consolidated Financial Statements	37
Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.

We have audited the accompanying consolidated balance sheets of Janus Capital Group Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, CO
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Janus Capital Group Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, CO
February 26, 2007

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

Janus has assessed the effectiveness of Janus’ internal controls over financial reporting as of December 31, 2006. In making this assessment, Janus used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on the assessment using those criteria, Janus believes that, as of December 31, 2006, internal control over financial reporting is effective.

Janus’ independent registered public accounting firm audited the financial statements included in the Annual Report on Form 10-K and have issued an audit report on management’s assessment of Janus’ internal control over financial reporting. This report appears on page 31 of this Annual Report on Form 10-K.

February 26, 2007

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Share Data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$559.7	$552.6
Marketable securities	173.1	252.2
Accounts receivable	141.6	145.6
Income taxes receivable	5.4	19.0
Other current assets	45.3	34.3
Total current assets	925.1	1,003.7
Marketable securities	-	81.9
Other assets	99.4	86.6
Property and equipment, net	60.3	64.7
Intangibles, net	1,304.8	1,298.5
Goodwill	1,148.3	1,093.1
Total assets	$3,537.9	$3,628.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3.1	$5.4
Accrued compensation and benefits	105.6	89.6
Current portion of long-term debt	-	114.1
Other accrued liabilities	76.9	58.7
Total current liabilities	185.6	267.8
Other liabilities:
Long-term debt	537.2	262.2
Deferred income taxes	399.3	424.1
Other liabilities	91.6	77.4
Total liabilities	1,213.7	1,031.5
Commitments and contingencies
Minority interest in consolidated subsidiary	17.8	15.8
STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	-	-
Common stock ($.01 par, 1,000,000,000 shares authorized; 244,593,306 and 244,978,337 shares issued, respectively; 193,479,528 and 216,035,912 shares outstanding, respectively)	1.9	2.2
Retained earnings	2,293.4	2,569.3
Accumulated other comprehensive income	11.1	9.7
Total stockholders’ equity	2,306.4	2,581.2
Total liabilities and stockholders’ equity	$3,537.9	$3,628.5

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Data)

	For the year ended December 31,
	2006	2005	2004
Revenues:
Investment management fees	$750.2	$673.1	$722.2
Performance fees	14.9	26.8	11.6
Shareowner servicing fees and other	170.7	168.4	188.0
Printing and fulfillment	90.9	84.8	89.0
Total	1,026.7	953.1	1,010.8
Operating Expenses:
Employee compensation and benefits	320.4	305.0	255.2
Long-term incentive compensation	83.0	75.3	110.8
Marketing and advertising	28.3	30.4	28.6
Distribution	110.2	102.9	125.1
Depreciation and amortization	39.9	43.8	56.6
General, administrative and occupancy	134.4	138.7	143.4
Cost of printing and fulfillment	90.6	82.9	87.6
Restructuring and impairments	11.0	25.5	26.6
Mutual fund investigation charges, net of recoveries	(14.1)	(9.3)	65.0
Total	803.7	795.2	898.9
Operating Income	223.0	157.9	111.9
Interest expense	(32.3)	(28.6)	(38.4)
Other income, net	39.4	39.3	19.6
Loss on early extinguishment of debt	-	-	(55.5)
Gain on disposition of DST common shares	-	-	228.0
Income before taxes, equity earnings and minority interest	230.1	168.6	265.6
Income tax provision	(81.9)	(67.9)	(92.2)
Equity in earnings of unconsolidated affiliate	7.1	7.1	6.1
Minority interest in consolidated earnings	(21.7)	(20.0)	(10.0)
Net Income	$133.6	$87.8	$169.5
Earnings per Share:
Basic	$0.66	$0.40	$0.73
Diluted	$0.66	$0.40	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the year ended December 31,
	2006	2005	2004
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$133.6	$87.8	$169.5
Adjustments to net income:
Depreciation and amortization	47.1	50.1	60.4
Deferred income taxes	(29.5)	14.1	(90.3)
Minority interest in consolidated earnings	21.7	20.0	10.0
Restructuring and impairment charges	11.0	25.5	14.3
Amortization of stock-based compensation	73.0	74.1	88.2
Realized gain on the sale of investments	(10.5)	(12.4)	(1.3)
Gain on disposition of DST common shares	-	-	(228.0)
Loss on early extinguishment of debt	-	-	55.5
Payment of deferred commissions, net	2.1	(1.6)	(12.4)
Other, net	(5.0)	6.1	6.1
Changes in working capital items:
Accounts receivable	4.0	(20.4)	(1.8)
Other current assets	1.1	(2.1)	3.6
Accounts payable and accrued compensation payable	13.7	14.1	21.0
Other accrued liabilities	39.5	17.9	(105.2)
Net operating	301.8	273.2	(10.4)
Investing Activities:
Purchase of property and equipment	(17.0)	(23.6)	(26.5)
Acquisition and payments for business previously acquired (INTECH)	(90.0)	(5.8)	(5.8)
Purchase of marketable securities	(65.3)	(163.0)	(366.7)
Proceeds from sales and maturities of marketable securities	218.1	253.6	15.2
Proceeds from disposition of DST common shares	-	-	336.2
Other, net	-	3.6	1.8
Net investing	45.8	64.8	(45.8)
Financing Activities:
Proceeds from issuance of long-term debt	275.0	-	-
Repayment of long-term debt	(113.1)	-	(529.0)
Proceeds from stock plans	41.9	20.9	9.8
Excess tax benefit from equity-based compensation	4.4	2.0	1.3
Repurchase of common stock	(516.4)	(310.4)	(99.7)
Distributions to minority interest	(21.8)	(12.8)	(8.0)
Dividends paid to shareholders	(8.3)	(9.1)	(9.6)
Other, net	(2.2)	(3.1)	(4.3)
Net financing	(340.5)	(312.5)	(639.5)
Cash and Cash Equivalents:
Net increase (decrease)	7.1	25.5	(695.7)
At beginning of period	552.6	527.1	1,222.8
At end of period	$559.7	$552.6	$527.1
Supplemental cash flow information:
Cash paid for interest	$32.5	$27.1	$51.1
Cash paid for income taxes	$81.7	$77.7	$212.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in Millions, except per share)

					Accumulated
			Additional		Other	Total
		Common	Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Income	Equity
Balance at December 31, 2003	239.2	$2.4	$137.0	$2,403.8	$135.1	$2,678.3
Comprehensive income:
Net income				169.5		169.5
Net unrealized gain on marketable securities					21.9	21.9
Reclassification for gains included in net income					(141.4)	(141.4)
Foreign currency translation adjustment					0.1	0.1
Comprehensive income						50.1
Amortization of stock-based compensation			87.2			87.2
Issuance and forfeitures of restricted stock awards	0.4		13.5			13.5
Tax impact of stock-based compensation			3.2			3.2
Stock option exercises	1.4		11.2			11.2
Common stock repurchased	(6.6)	(0.1)	(99.6)			(99.7)
Change of interest in subsidiary			0.3			0.3
Common stock dividends ($0.04 per share)				(9.6)		(9.6)
Balance at December 31, 2004	234.4	2.3	152.8	2,563.7	15.7	2,734.5
Comprehensive income:
Net income				87.8		87.8
Net unrealized gain on marketable securities					3.6	3.6
Reclassification for gains included in net income					(7.7)	(7.7)
Foreign currency translation adjustment					(1.9)	(1.9)
Comprehensive income						81.8
Amortization of stock-based compensation			54.9	18.7		73.6
Issuance and forfeitures of restricted stock awards	0.9		2.3			2.3
Tax impact of stock-based compensation			(12.7)	(0.2)		(12.9)
Stock option exercises	2.2		7.4	13.8		21.2
Common stock repurchased	(21.5)	(0.1)	(205.0)	(105.3)		(310.4)
Change of interest in subsidiary			0.3	(0.1)		0.2
Common stock dividends ($0.04 per share)				(9.1)		(9.1)
Balance at December 31, 2005	216.0	2.2	-	2,569.3	9.7	2,581.2
Comprehensive income:
Net income				133.6		133.6
Net unrealized gain on marketable securities					15.4	15.4
Net loss on cash flow hedge					(2.4)	(2.4)
Reclassification for gains included in net income					(6.5)	(6.5)
Foreign currency translation adjustment					(5.1)	(5.1)
Comprehensive income						135.0
Amortization of stock-based compensation				72.4		72.4
Issuance and forfeitures of restricted stock awards	0.3					-
Stock option exercises	3.1			42.1		42.1
Common stock repurchased	(25.9)	(0.3)		(516.1)		(516.4)
Change of interest in subsidiary				0.4		0.4
Common stock dividends ($0.04 per share)				(8.3)		(8.3)
Balance at December 31, 2006	193.5	$1.9	$-	$2,293.4	$11.1	$2,306.4

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE BUSINESS

Janus Capital Group Inc. and its subsidiaries (collectively, “Janus” or the “Company”) primarily derive revenue and net income from providing investment management, administration, distribution and related services to individual and institutional investors through the Janus series of mutual funds, subadvised relationships and separate accounts (collectively referred to herein as “investment products”) in both domestic and international markets. Revenue is largely dependent on the total value and composition of assets under management, which include domestic equity, international equity and debt securities. Accordingly, fluctuations in the financial markets and in the composition of assets under management affect revenue and operating results. A significant portion of Janus’ revenue is derived from contracts to manage mutual funds which are subject to annual review and approval by each fund’s Board of Trustees and/or its shareholders.

Janus’ significant subsidiaries and one equity method investment at December 31, 2006, include:

•       Janus Capital Management LLC (“JCM”) (wholly-owned subsidiary). JCM offers growth equity, core and international equity funds, as well as balanced, specialty fixed-income and money market funds.

•       Enhanced Investment Technologies, LLC (“INTECH”) (approximate 83% owned subsidiary). INTECH offers risk-managed investment products that are based on a mathematical theorem which attempts to capitalize on the volatility in stock price movements. INTECH’s goal is to achieve long-term returns that outperform a passive index, while controlling risks and trading costs. INTECH manages institutional and private accounts and subadvises certain Janus mutual funds.

•       Perkins, Wolf, McDonnell and Company, LLC (“PWM”) (approximate 30% ownership, accounted for under the equity method). PWM subadvises certain of Janus’ small- and mid-cap value mutual funds.

•       Capital Group Partners, Inc. (“CGP”) (wholly-owned subsidiary). The operating business of CGP, Rapid Solutions Group (“RSG”) provides printing and fulfillment services and graphic design capabilities, with a client concentration in the financial services industry.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The equity method of accounting is used for PWM as Janus has significant influence but does not have the ability to exercise control. Certain prior year amounts have been reclassified to conform to the current year presentation. On the Consolidated Statements of Income, performance fee revenue, which was previously included in management fees, is now disclosed as a separate line item for all years presented.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Janus’ significant estimates relate to income taxes, intangible assets and goodwill, and equity compensation.

Segment Information

Janus has two segments at December 31, 2006: Investment Management, representing businesses that derive the majority of their revenues from providing investment management services under investment advisory agreements; and Printing and Fulfillment, comprising the graphics design, commercial printing and fulfillment operations.

Cash and Cash Equivalents

Short-term liquid investments with an initial maturity of generally three months or less, including investments in money market funds, are considered cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the related assets (or the lease term, if shorter). Depreciation and amortization expense totaled $21.4 million, $20.1 million and $23.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Of the total expense, $7.2 million, $6.3 million and $3.8 million is included within cost of printing and fulfillment for the years ended December 31, 2006, 2005 and 2004, respectively. Property and equipment is summarized as follows (in millions):

	Depreciation and
	Amortization	December 31,
	Period	2006	2005
Furniture, fixtures and equipment, including computer equipment and systems	3-7 years	$177.6	$168.9
Leasehold improvements	3-24 years	33.6	31.0
Subtotal		211.2	199.9
Less accumulated depreciation		(150.9)	(135.2)
Property and equipment, net		$60.3	$64.7

Janus evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.

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

Deferred Commissions

Sales commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized over various periods, not exceeding four years, based on the estimated recoverability of the asset through distribution fee payments or contingent deferred sales charges. Contingent deferred sales charges received from early withdrawal charges reduce the unamortized deferred commissions balance. Amortization expense for the years ended December 31, 2006, 2005 and 2004 totaled $7.8 million,

$16.2 million and $22.4 million, respectively. Deferred commissions, which are recorded as a component of other assets, are summarized as follows (in millions):

	December 31,
	2006	2005
Deferred commissions — current	$1.6	$8.7
Deferred commissions — long term	0.7	3.3
Total	$2.3	$12.0

Income Taxes

Deferred income tax assets and liabilities are recorded for the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted income tax rates that may be in effect when these differences reverse. Significant management judgment is required in developing Janus’ provision for income taxes, including the valuation allowances that might be required against deferred tax assets and the evaluation of various income tax contingencies.

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

Fair Value of Financial Instruments

The carrying value of Janus’ cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair values of Janus’ marketable securities and long-term debt have been disclosed in Notes 5 and 11, respectively.

Revenue Recognition

Investment management and shareholder servicing fees are recognized as services are provided. These revenues are generally determined in accordance with contracts based upon a percentage of assets under management.

Performance fees are based on the performance of certain investment products as compared to the established benchmark over a specified period of time and are recognized at the end of the period if the stated performance criteria are achieved.

Printing and fulfillment revenue is recognized upon the completion of services provided. Estimated allowances for billing adjustments are recorded as a reduction of revenue. Reimbursements for out-of-pocket expenses are accounted for in accordance with Emerging Issues Task Force Issue 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”, and are recorded as revenue with a corresponding expense included within cost of printing and fulfillment.

Marketing

Marketing and promotional costs are expensed as incurred.

Stock-Based Compensation

Janus adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004) “Share-Based Payment” effective October 1, 2004, using the modified retrospective method. Under the provisions of SFAS No. 123R, stock-based compensation cost is based on the grant date fair value of awards expected to vest at the end of the stated service period, comprised of the total value of the awards less an estimate for forfeitures. The grant date fair value of stock options is determined using the Black-Scholes option pricing model and the grant date fair value of restricted stock is determined from a quoted market price. The Black-Scholes model requires significant management estimates including volatility and expected life.

Other Income

The components of other income represent income and gains, net of losses, attributable to marketable securities as follows (in millions):

	2006	2005	2004
Gains, net of losses	$11.7	$13.2	$0.9
Dividend income	12.6	12.8	16.5
Interest income	15.1	13.3	2.2
Total	$39.4	$39.3	$19.6

Other Comprehensive Income

The components of other comprehensive income include the change in fair market value of available-for-sale investments owned by Janus as well as foreign currency translation adjustments, as follows (in millions):

		Tax
	Pre-tax	(expense)	Net
Year ended December 31, 2006	amount	benefit	amount
Unrealized gain on available-for-sale securities	$22.3	$(6.9)	$15.4
Reclassification for gains included in net income	(10.5)	4.0	(6.5)
Foreign currency translation adjustment	(8.2)	3.1	(5.1)
Realized loss on interest rate swap	(4.0)	1.6	(2.4)
Total	$(0.4)	$1.8	$1.4

		Tax
	Pre-tax	(expense)	Net
Year ended December 31, 2005	amount	benefit	amount
Unrealized gain on available-for-sale securities	$5.8	$(2.2)	$3.6
Reclassification for gains included in net income	(12.4)	4.7	(7.7)
Foreign currency translation adjustment	(3.0)	1.1	(1.9)
Total	$(9.6)	$3.6	$(6.0)

		Tax
	Pre-tax	(expense)	Net
Year ended December 31, 2004	amount	benefit	amount
Unrealized gain on available-for-sale securities	$35.5	$(13.6)	$21.9
Reclassification for gains included in net income	(229.5)	88.1	(141.4)
Foreign currency translation adjustment	0.1	—	0.1
Total	$(193.9)	$74.5	$(119.4)

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”)”, which sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The effective date of FIN 48 is the Company’s fiscal year beginning January 1, 2007. Janus has not yet completed its assessment of the impact of FIN 48.

On September 13, 2006, the Staff of the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which sets forth the staff’s views on assessing the impact of prior period misstatements in quantifying current year misstatements. Application of SAB 108 did not have a material impact on current year results of operations.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines and establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. The effective date of SFAS 157 is the Company’s fiscal year beginning January 1, 2008. The adoption of SFAS 157 is expected to result in additional disclosures regarding Janus’ fair value measurements.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. The effective date of SFAS 159 is the Company’s fiscal year beginning January 1, 2008. Janus has not yet completed an assessment of the impact of SFAS 159.

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

	For the year ended December 31,
	2006	2005	2004
Net income	$133.6	$87.8	$169.5
Basic earnings per share:
Weighted average common shares outstanding	202.4	218.6	230.8
Basic earnings per share	$0.66	$0.40	$0.73
Diluted earnings per share:
Weighted average common shares outstanding	202.4	218.6	230.8
Dilutive effect of stock options and unvested restricted stock	1.1	0.5	1.1
Weighted average diluted common shares outstanding	203.5	219.1	231.9
Diluted earnings per share	$0.66	$0.40	$0.73
Excluded from diluted shares outstanding calculation:
Stock options	3.5	14.3	13.9
Unvested restricted stock	1.0	3.2	4.9

The stock options and unvested restricted stock excluded are not included in the weighted average diluted shares outstanding calculation as their inclusion would be anti-dilutive.

All shares held in the Janus Employee Stock Ownership Plan (the “ESOP”) are treated as outstanding for purposes of computing basic earnings per share.

NOTE 5 — MARKETABLE SECURITIES

Janus classifies marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. There were no securities classified as trading at December 31, 2006 or 2005. Securities are classified as held-to-maturity when Janus has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to other income. At December 31, 2006 and 2005, $0 and $81.9 million of held-to-maturity securities were classified as long-term, respectively. Securities classified as available-for-sale are reported at fair value with unrealized gains and losses reported in accumulated other comprehensive income, net of deferred income taxes. Realized gains, losses and declines in value judged to be other-than-temporary, are included in other income.

Janus’ marketable securities at December 31, 2006 and 2005, are summarized as follows (in millions):

	December 31, 2006				December 31, 2005
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-maturity securities (carried at amortized cost)

U.S. treasury and government agency securities	$69.8	$-	$(0.2)	$69.6	$211.9	$-	$(2.6)	$209.3
Corporate debt securities	11.4	-	-	11.4	22.4	-	(0.3)	22.1
Available-for-sale securities (carried at fair value)
Investments in advised funds	76.4	15.8	(0.3)	91.9	86.4	13.5	(0.1)	99.8
	$157.6	$15.8	$(0.5)	$172.9	$320.7	$13.5	$(3.0)	$331.2

Investments in advised funds represent shares of mutual funds and separate accounts managed by JCM and INTECH. Realized gains and losses are determined using the first-in, first-out method. Proceeds from the sale of available-for-sale securities totaled $59.9 million, $67.7 million and $343.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 6 — ACQUISITION

On February 1, 2006, Janus increased its ownership of Enhanced Investment Technologies, LLC (“INTECH”) to approximately 82.5% with the purchase of an additional 5% ownership interest from the INTECH founders for $90.0 million in cash. The pro forma results of operations have not been presented as they would not have been materially different from reported amounts. The final purchase price allocation has resulted in the recognition of $35.2 million of intangible assets and $54.8 million of tax deductible goodwill. Intangible assets acquired represent customer relationships which are amortized over 12 years.

NOTE 7 — DISPOSITIONS

On December 1, 2003, Janus exchanged 32.3 million common shares of DST for 100% of the stock of CGP, a corporation that included a printing and graphics design business with a value of $115.0 million, and $999.3 million in cash. The share disposition resulted in a $631.3 million gain and the reversal of previously recorded deferred income taxes of $176.4 million, as the transaction was implemented in reliance on opinions from Janus’ tax advisers that the transaction should qualify as a tax-free exchange under Section 355 of the Internal Revenue Code of 1986, as amended. On February 16, 2006, the IRS advised Janus that they have accepted Janus’ nontaxable treatment of this exchange.

On June 16, 2004, Janus sold the remaining 7.4 million shares of DST in a taxable transaction to an unrelated third party for a pretax gain of $228.0 million and cash proceeds of $336.2 million.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows (in millions):

	Investment	Printing and
	Management	Fulfillment	Total
Balance as of December 31, 2004	$1,008.2	$75.0	$1,083.2
Additions	26.0	3.9	29.9
Impairment	-	(20.0)	(20.0)
Balance as of December 31, 2005	1,034.2	58.9	1,093.1
Additions	60.4	-	60.4
Adjustment to purchase price allocation	(4.1)	(1.1)	(5.2)
Balance as of December 31, 2006	$1,090.5	$57.8	$1,148.3

The following is a summary of identified intangible assets (in millions):

	December 31,
	2006	2005
Non-amortized intangible assets
Mutual fund advisory contracts	$943.1	$943.1
Brand name and trademark	270.5	270.5
Amortized intangible assets
Client relationships	144.9	122.7
Accumulated amortization	(53.7)	(37.8)
Net intangible assets	$1,304.8	$1,298.5

Client relationships are amortized over their estimated lives of five to 25 years using the straight-line method. Amortization expense was $17.9 million and $13.8 million for the years ended December 31, 2006 and 2005, respectively. Amortization expense over the next five years is expected to be $16.2 million in 2007 and 2008, $7.5 million in 2009, and $7.2 million in 2010 and 2011.

The majority of goodwill and intangible assets within the Investment Management segment were generated from transactions  in 2001 to buyout the minority interest of JCM and resulted in the recognition of $803.8 million of goodwill and $1,164.6 million of intangible assets, representing mutual fund advisory contracts, brand name, trademark, and client relationships.

Acquisitions of interests in INTECH resulted in goodwill of $134.4 million and intangible assets of $77.8 million, representing client relationships.

NOTE 9 — RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The following items comprise Janus’ restructuring and impairment charges (in millions):

	Year ended December 31,
	2006	2005	2004
Intangibles impairment	$11.0	$-	$14.2
RSG goodwill impairment	-	20.0	-
Bay Isle Financial LLC	-	5.5	2.0
2001 Restructuring	-	-	8.2
Other	-	-	2.2
Total	$11.0	$25.5	$26.6

Intangibles Impairment

Within client relationships, Janus has subadvised contracts that have an allocated intangible value. To the extent such subadvised contracts are terminated, Janus recognizes an impairment charge equal to the unamortized value of the intangible asset recorded for such contract.

RSG Goodwill Impairment

Janus performs an annual test of its goodwill and intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” As a result of the 2005 test, Janus determined that the goodwill at RSG was impaired. The value of RSG was determined using the present value of future cash flows, which is dependent on a number of significant estimates including long-term revenue growth, RSG’s ability to manage operating expenses, expected operating margin of current and future products, and the discount rate used to calculate the present value of the cash flows.

Bay Isle Financial LLC (“Bay Isle”)

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

During the first quarter 2005, Janus relocated the operations of Bay Isle from Oakland, California, to Janus’ headquarters in Denver, Colorado. This relocation resulted in the closure of the Bay Isle facility and the termination of Bay Isle’s existing four-person support staff. The facility closure resulted in a charge of $1.6 million, representing lease termination costs, severance payments and fixed assets impairments. In addition, at the time of its acquisition in 2003, Bay Isle managed certain institutional accounts that were assigned an intangible asset value. As a result of the transition, such institutional accounts were terminated and Janus recorded an intangible asset impairment of $3.9 million.

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

The following table summarizes the activity of the 2001 Restructuring (included in other liabilities in the consolidated balance sheet) (in millions):

	Lease Obligation
	Beginning of			End of	Current	Long-Term
	Period	Additions	Reductions	Period	Portion	Portion
2006	$10.7	$-	$(7.0)	$3.7	$0.7	$3.0
2005	$13.1	$-	$(2.4)	$10.7	$3.8	$6.9

During 2006, Janus paid $3.1 million to terminate a lease for a facility included in the 2001 restructuring.

Other

Other restructuring and impairment charges consist of costs associated with the closure of a non-strategic facility at RSG in 2004.

NOTE 10 — OTHER BALANCE SHEET CAPTIONS

Other current accrued liabilities are composed of the following (in millions):

	December 31,
	2006	2005
Accrued marketing and distribution	$19.7	$13.1
Deferred compensation	13.3	3.3
Other accrued liabilities	43.9	42.3
Total	$76.9	$58.7

NOTE 11 — LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005, consisted of the following (in millions):

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.875% Senior Notes due 2011	$275.0	$277.3	$-	$-
6.119% Senior Notes due 2014	82.1	83.8	82.1	83.6
7.000% Senior Notes due 2006	-	-	114.1	114.7
7.750% Senior Notes due 2009	22.0	23.1	22.0	23.5
7.875% Senior Notes due 2032	158.1	160.5	158.1	161.9
Total	537.2	544.7	376.3	383.7
Less: current maturities	-	-	(114.1)	(114.7)
Total long-term debt	$537.2	$544.7	$262.2	$269.0

Fair Value of Long-Term Debt

The fair value of long-term debt was calculated using market quotes or, if market quotes were not available, by discounting future cash flows using market interest rates for debt with similar terms and maturities.

5.875% Senior Notes Due 2011

On September 18, 2006, Janus issued $275.0 million of 5.875% senior notes that are due September 15, 2011, and are not callable by Janus or redeemable at the option of the holders prior to maturity. Interest will be paid semiannually on March 15 and September 15.

On May 2, 2006, Janus entered into a pay-fixed receive-variable interest rate swap (the “Swap”) in anticipation of a $272.0 million fixed rate debt issuance with a mandatory termination date of May 4, 2007. The Swap was designated and accounted for as a cash flow hedge under SFAS No. 133 (as amended and interpreted) “Accounting for Derivatives and Hedging Activities” (“SFAS 133”), and was designed to hedge the variability in interest payments on the anticipated fixed rate debt as a result of changes in the interest rate between inception of the Swap and the issuance of the debt. On September 18, 2006, the Swap was terminated and Janus incurred a loss of $4.4 million, or $2.7 million net of tax, which has been recorded in accumulated other comprehensive income on the consolidated balance sheet and will be amortized to interest expense over the life of the 5.875% senior notes.

6.119% Senior Notes Due 2014

On April 26, 2004, Janus issued $527.4 million of 6.119% senior notes that are due April 15, 2014, in exchange for $465.1 million of senior notes (composed of $286.9 million of the 7.000% senior notes and $178.2 million of the 7.750% senior notes). The 6.119% senior notes pay interest semiannually on April 15 and October 15. On May 19, 2004, Janus’ wholly-owned subsidiary, CGP, exercised its right to repurchase $445.0 million aggregate principal amount of the 6.119% senior notes. This transaction resulted in a non-operating charge of $55.5 million, primarily related to the premium paid to exchange the old notes for the new notes given declines in interest rates. As CGP owns the $445.0 million of repurchased notes, Janus makes regular interest payments to CGP. Such payments are eliminated in consolidation.

7.750% Senior Notes Due 2009

On July 2, 2002, Janus issued 7.750% senior notes that are due June 15, 2009, and are not callable by Janus or redeemable by the holders prior to maturity. Interest is paid semiannually on June 15 and December 15.

7.875% Senior Notes (“Retail Notes”)

On April 5, 2002, Janus issued 7.875% senior notes that are due April 15, 2032, which are not callable by Janus until April 2007; thereafter, the Retail Notes are callable at any time, in whole or in part, at par plus accrued and unpaid interest. Interest is paid quarterly. The Retail Notes are listed on the New York Stock Exchange (“NYSE”) under the symbol “SVQ” and were offered in $25 increments to individual investors.

Credit Facility

On October 19, 2005, the Company entered into a $200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement with a syndicate of banks (the “Facility”). The Facility contains a number of financial covenants such as a specified financing leverage ratio, minimum net worth and interest coverage ratio. Janus was in compliance with the provisions of the Facility, including the financial covenants, as of December 31, 2006. Janus had no borrowings under the Facility during 2006.

Aggregate Maturities of Indebtedness

The aggregate amounts of debt maturing in the next five years are as follow (in millions):

2007	$-
2008	-
2009	22.0
2010	-
2011	275.0
Thereafter	240.2
Total	$537.2

NOTE 12 — INCOME TAXES

Janus’ provision for income taxes is summarized as follows (in millions):

	December 31,
	2006	2005	2004
Current:
Federal	$93.0	$43.2	$159.6
State and local	12.4	7.3	22.5
International	5.9	3.3	0.5
Total current	111.3	53.8	182.6
Deferred:
Federal	(25.7)	12.8	(79.1)
State and local	(3.2)	1.3	(11.3)
International	(0.5)	—	—
Total deferred	(29.4)	14.1	(90.4)
Total income tax expense	$81.9	$67.9	$92.2

Janus’ deferred income tax liabilities (assets) are summarized as follows (in millions):

	December 31,
	2006	2005
Income Tax Liabilities:
Intangible assets	$466.1	$474.1
Investments	6.1	10.2
Other	12.6	26.7
Gross deferred tax liabilities	484.8	511.0
Income Tax Assets:
Compensation and benefits	(58.8)	(48.5)
Accrued liabilities	(15.8)	(15.1)
Debt issue costs	(18.7)	(20.8)
Other	(4.7)	(5.2)
Gross deferred tax assets	(98.0)	(89.6)
Net deferred income tax liabilities	$386.8	$421.4

The current deferred income tax amounts at December 31, 2006 and 2005, are included within other current assets. Deferred tax assets and liabilities are reflected on the balance sheet as follows (in millions):

	December 31,
	2006	2005
Current deferred income tax asset, net	$(12.5)	$(2.7)
Long-term deferred income tax liability, net	399.3	424.1
Net deferred income tax liabilities	$386.8	$421.4

Janus’ effective income tax rate differs from the statutory federal income tax rate as follows:

	December 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.9%	3.2%	2.7%
INTECH minority interest	-3.2%	-4.0%	-1.4%
Impairment of goodwill	0.0%	4.0%	0.0%
Non-deductible penalties	0.0%	0.0%	4.6%
Tax adjustments	-0.2%	-3.2%	-7.5%
Other	0.0%	3.7%	0.5%
Total effective income tax rate	34.5%	38.7%	33.9%

NOTE 13 — LONG-TERM INCENTIVE COMPENSATION

The components of Janus’ long-term incentive compensation expense are summarized as follows (in millions):

	December 31,
	2006	2005	2004
Stock options	$24.4	$22.2	$21.0
Restricted stock awards	47.3	50.8	74.2
Vested stock award	-	-	15.0
Mutual fund units	11.1	2.1	-
Employee stock purchase plan	0.2	0.2	0.6
Total long-term incentive compensation	$83.0	$75.3	$110.8

Historical long-term incentive awards have been granted with ratable vesting schedules of between three and five years. The majority of awards granted in 2006 and 2005, were granted with a four-year ratable vesting schedule, subject to accelerated vesting up to 50% if certain financial performance criteria are achieved. Based on such criteria, the 2006 and 2005 awards qualified for accelerated vesting of 40% on February 1, 2007. At December 31, 2006, unrecognized compensation, net of estimated forfeitures, and the weighted-average years over which the compensation cost will be recognized are summarized as follows (assuming no further accelerated vesting):

	Unrecognized Compensation	Weighted - Average Years
Stock options	$10.6	2.5
Restricted stock awards	23.9	1.9
Mutual fund units	16.0	2.9
Total	$50.5	2.3

Janus generally grants annual long-term incentive awards in February of each year. The 2007 annual grant, not included in the table above, totaled $61.0 million and will be recognized over a four year period, subject to accelerated vesting if certain financial performance criteria are achieved.

Stock Options

The fair value of stock options granted to Janus employees was estimated on the date of each grant using the Black-Scholes option pricing model using the following assumptions. Expected volatility was determined using an average of Janus’ historical volatility and industry and market averages, as appropriate. Janus factored in employee termination rates combined with vesting periods to determine the average expected life. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant. Stock options granted prior to February 2005, have a maximum contractual term of 10 years and 7 years for options granted thereafter.

	2006	2005	2004
Dividend yield	0.20% to 0.27%	0.25% to 0.31%	0.24% to 0.29%
Expected volatility	27% to 30%	30%	40%
Risk-free interest rate	4.55% to 4.89%	3.71% to 4.45%	2.32% to 3.83%
Expected life	5 years	5 to 6 years	6 to 8 years

The table below summarizes Janus’ outstanding options:

	2006		2005		2004
				Weighted		Weighted
		Weighted		Average		Average
		Average		Exercise		Exercise
		Exercise		Weighted		Weighted
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	15,678,666	$17.97	16,926,585	$17.19	12,200,687	$16.78
Granted	1,721,951	21.54	1,518,387	14.48	6,676,584	15.94
Exercised	(3,045,261)	13.35	(1,969,066)	9.08	(1,446,437)	7.51
Expired	(608,927)	18.55	(797,240)	16.64	(504,249)	18.56
Outstanding at December 31	13,746,429	$19.42	15,678,666	$17.97	16,926,585	$17.19
Exercisable	10,281,666	$19.79	10,334,948	$19.18	9,359,573	$18.15
Vested or expected to vest	13,631,760	$19.42
Weighted average fair value of options granted during the year	$6.45		$5.33		$6.61
Intrinsic value of options (in millions):
Exercised	$22.3		$13.5		$13.2
Outstanding	$56.0		$46.6		$37.7
Exercisable	$44.7		$28.6		$27.7

The following table summarizes the information about stock options that were outstanding at December 31, 2006:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)	Price
$6 to $10	87,724	0.17	$8.05	87,724	0.17	$8.05
$10 to $20	8,520,394	6.97	15.33	6,812,153	6.79	15.48
$20 to $30	3,545,941	4.64	22.38	1,789,419	3.25	22.93
$30 to $47	1,592,370	3.30	35.30	1,592,370	3.30	35.30
$6 to $47	13,746,429	5.90	19.42	10,281,666	5.57	19.79

Restricted Stock Awards

The table below summarizes unvested restricted stock awards for the years ended December 31, 2006 and 2005:

	2006		2005
		Weighted		Weighted
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Unvested at January 1	4,500,158	$21.22	5,979,654	$22.95
Granted	839,878	21.52	943,865	14.54
Vested	(1,983,068)	22.41	(2,225,724)	23.14
Forfeited	(536,623)	23.02	(197,637)	19.77
Unvested at December 31	2,820,345	$19.07	4,500,158	$21.22

The total fair value of restricted stock that vested during the years ended December 31, 2006, 2005 and 2004, was $44.3 million, $33.5 million and $46.9 million, respectively.

Vested Stock Award

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

Mutual Fund Units

During 2006 and 2005, Janus granted $21.3 million and $11.4 million, respectively, in awards that are indexed to certain mutual funds managed by the Company. Upon vesting, participants receive the value of the award adjusted for earnings or losses attributable to the mutual funds to which the award was indexed. At the time of grant, the Company creates a fair value hedge accounted for in accordance with SFAS 133 to protect against the market variability of the mutual funds to which the awards are indexed by making investments equal to the amount of the awards in the mutual funds selected by the participants. Subsequent changes in market value are recorded against the Company’s asset with the offset to the mutual fund share award liability. Any hedge ineffectiveness will result in an increase or decrease in long-term incentive compensation expense. Hedge effectiveness is assessed quarterly and has been 100% effective since inception and therefore, no gain or loss has been recognized. At December 31, 2006, the notional amount of the fair value hedge is $28.0 million and represents the cost basis of unvested awards.

Forfeiture Estimate

Janus estimates, at the time of grant, the amount of awards that are not expected to vest based on historical forfeiture rates. As a result of higher than expected employee departures prior to vesting during the third quarter 2006, Janus revised the estimate of forfeitures related to long-term incentive compensation. The effect of increasing the forfeiture estimate was recorded as a $5.0 million decrease in long-term incentive compensation expense ($3.1 million net of tax) for the year ended December 31, 2006.

Long-Term Incentive Stock Plans

On May 10, 2005, Janus shareholders approved the 2005 Long-Term Incentive Stock Plan (“2005 Plan”) which allows the Board of Directors to grant up to 15.0 million shares of equity based awards, including stock options and restricted stock. The 2005 Plan will replace the 1998 Long-Term Incentive Plan (“1998

Plan”) once the approximately 1.7 million shares remaining under the 1998 Plan are depleted. On January 25, 2007, Janus registered 15.0 million shares to be granted as equity awards under the 2005 Plan.

NOTE 14 — EMPLOYEE BENEFIT PLANS

Substantially all full-time employees of Janus are eligible to participate in a company-sponsored 401(k) and profit-sharing plan. Employees in the Investment Management segment also participate in an ESOP. Janus matches a maximum of 3% of employee compensation in the 401(k) plan. Contributions to the ESOP and the profit-sharing plan are made at the discretion of the Board of Directors. Participants vest ratably in the ESOP and profit-sharing contributions over a five-year period. Expense related to the 401(k) plan, ESOP and profit-sharing plan was $11.9 million, $10.0 million and $9.7 million in 2006, 2005 and 2004, respectively.

The Company also has a deferred compensation plan for certain highly compensated employees. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by the Company. The Company makes no contributions to the plan and is liable to the participants for the amount of the deferrals as adjusted for changes in market value. To protect against market variability of the liability, the Company creates a fair value hedge accounted for in accordance with SFAS 133 by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Changes in market value are recorded to the investment asset held by the Company with the offset recorded to the liability to the participants. Any hedge ineffectiveness will result in increases or decreases in employee compensation and benefits expense. Hedge effectiveness is assessed quarterly and has been 100% effective since inception and therefore, no gain or loss has been recognized. At December 31, 2006, the notional amount of the fair value hedge is $7.7 million and represents total payroll deferrals.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Operating Leases

Janus rents office space and equipment under the terms of various operating lease agreements. As of December 31, 2006, future minimum rental commitments under non-cancelable operating leases are as follows (in millions):

2007	$21.1
2008	20.0
2009	17.7
2010	16.2
2011	14.2
Thereafter	92.2
Total	$181.4

Rent expense was $19.1 million, $19.3 million and $21.6 million in 2006, 2005 and 2004, respectively.

Investment Management Contracts

Most of Janus’ revenues are derived pursuant to investment advisory agreements with its investment products. Investment advisory agreements with mutual funds may be terminated by either party with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940 as amended (the “1940 Act”)), and must be approved and renewed annually by the disinterested members of each fund’s trustees, or its shareowners, as required by law. Generally, any change in control of Janus would constitute an “assignment” under the 1940 Act. In addition, the Board of Trustees may terminate these investment advisory agreements upon written notice for any reason.

Tax Contingencies

At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed. At December 31, 2006 and 2005, Janus had an accrued liability of $59.5 million and $44.6 million, respectively, related to tax contingencies for issues raised by various taxing authorities. In 2006 and 2005, Janus made payments totaling $1.7 million and $2.0 million, respectively, to resolve outstanding tax matters and reversed $5.0 million of previously accrued income taxes as a result of the favorable resolution of audits and negotiations with taxing authorities in 2005. Janus increased the reserves for tax contingencies by $16.6 million during 2006 for additional reserves and interest.

NOTE 16 — LITIGATION

Janus is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial condition of Janus. However, an adverse outcome in any of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded. The Company’s litigation reserves increased $0.8 million in the fourth quarter 2006 to $7.8 million. Management believes that current legal reserves are adequate to cover probable estimated contingencies with respect to the actions described below.

Market Timing Litigation

Following the market timing investigations by the New York Attorney General (“NYAG”) and the Securities and Exchange Commission, Janus and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case Number MDL No. 1586, 04-MD-15863). Five amended complaints were filed in these coordinated proceedings, including: (i) claims by a putative class of Janus fund investors asserting claims on behalf of the investor class (Marini, et al. v. Janus Investment Fund, et al., U.S. District Court, District of Maryland, Case No. 04-CV-00497);  (ii) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds (Steinberg et al. v. Janus Capital Management, LLC et al., U.S. District Court, District of Maryland, Case No. 04-CV-00518); (iii) claims on behalf of participants in the Janus 401(k) plan (Wangberger v. Janus Capital Group Inc., 401(k) Advisory Committee, et al., U.S. District Court, District of Maryland, Case No. JFM-05-2711); (iv) claims brought on behalf of shareholders of Janus on a derivative basis against Janus’ Board of Directors (Chasen v. Whiston, et al., U.S. District Court, District of Maryland, Case No. 04-MD-00855); and (v) claims by a putative class of Janus shareholders asserting claims on behalf of the shareholders (Wiggins, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, Case No. 04-CV-00818).

In August 2005, the U.S. District Court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors (actions (i) and (ii) described above), except certain claims under Section 10(b) of the Securities Exchange Act of 1934 and under Section 36(b) of the Investment Company Act of 1940. The U.S. District Court also entered an order dismissing all claims on behalf of Janus corporate shareholders (action (v) above), but in June 2006 the plaintiffs in that action filed an amended complaint which asserts similar claims to the initial complaint. A Motion to Dismiss this amended complaint is currently pending before the U.S. District Court. In August 2006, the U.S. District Court in the 401(k) plan class action (action (iii) described above) dismissed the action with prejudice, and the plaintiff recently appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit. Finally, the U.S. District Court also dismissed the action against Janus’ Board of Directors without leave to amend

(action (iv) above), ruling that the plaintiff had failed to make a pre-suit demand on the Board of Directors a required by applicable state law. The time to appeal from this dismissal has not yet expired. As a result of the above events, the Company and JCM are the remaining defendants, in some capacity, in one or more of the actions described in the preceding paragraph.

As previously disclosed, the Auditor of the State of West Virginia, in his capacity as securities commissioner, initiated administrative proceedings against many of the defendants in the market timing cases (including Janus) and seeks disgorgement and other monetary relief based on similar market timing allegations (In the Matter of Janus Capital Group Inc. et al., Before the Securities Commissioner, State of West Virginia, Summary Order No. 05-1320). Janus and other similarly situated defendants continue to challenge the statutory authority of the Auditor to bring such an action. No further proceedings are currently scheduled in this matter.

Excessive Fee Litigation

JCM is a defendant in a consolidated lawsuit challenging the investment advisory fees charged by JCM to certain funds managed by JCM (Walter Sins, et al. v. Janus Capital Management, LLC, U.S. District Court, District of Colorado, Case No. 04-CV-01647-WDM-MEH; Michael Fleisher, et al. v. Janus Capital Management LLC, 04-CV-02395-MSK-CBS). The Excessive Fee Litigation was filed by fund investors asserting breach of fiduciary duty under Section 36(b) of the Investment Company Act of 1940. The plaintiffs seek declaratory and injunctive relief and an unspecified amount of damages. Fact discovery is complete and the parties are in the process of completing expert discovery. Trial in this matter is scheduled to commence on May 21, 2007.

IPO Antitrust Litigation

In 2001, a Janus subsidiary was named as a defendant in a class action suit filed in the U.S. District Court for the Southern District of New York. (Pfeiffer v. Credit Suisse First Boston, U.S. District Court, Southern District of New York, Case No. 01-CV-2014). The suit alleges that certain underwriting firms and institutional investors violated antitrust laws in connection with initial public offerings. The U.S. District Court dismissed the plaintiff’s antitrust claims in November 2003. In September 2005, the U.S. Court of Appeals for the Second Circuit vacated the U.S. District Court’s decision to dismiss the claims and remanded the case for further proceedings. In March 2006, the defendants, including the Janus subsidiary, filed a Petition for a Writ of Certiorari with the U.S. Supreme Court to review the U.S. Court of Appeal’s decision. The Petition for a Writ of Certiorari was granted by the U.S. Supreme Court in December 2006.

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

NOTE 17 — RELATED PARTY TRANSACTIONS

Janus earns fees from the various registered investment companies for which it acts as investment adviser. Accounts receivable include amounts due from these investment companies. The table below presents this related party activity as of and for the years ended December 31 (in millions):

		Accounts
	Investment	Receivable
	Management and	from Registered
	Shareowner	Investment	12b-1 Plan
	Servicing Fees	Companies	Fees Earned
2006	$708.7	$70.8	$1.3
2005	680.6	74.9	0.8
2004	779.0	94.0	0.9

Certain officers and directors of Janus are also officers, directors and/or trustees for the various registered investment companies for which Janus acts as investment adviser.

NOTE 18 — SHAREHOLDER RIGHTS PLAN

Janus entered into the Shareholder Rights Plan (“Rights Plan”) with UMB Bank, N.A., as rights agent as of June 14, 2000. Effective October 2, 2006, UMB Bank, N.A. was replaced as rights agent by Wells Fargo Bank N.A. In connection with the Rights Plan, the Janus Board declared a dividend of one right (“Right”) for each outstanding share of Janus common stock as of the close of business on June 14, 2000 (the “Rights Record Date”). The Rights are not exercisable or transferable separately from the shares of Janus common stock until the earlier of: (i) 10 days following a public announcement that a person or group has acquired or obtained the right to acquire beneficial ownership of 15% or more of the outstanding shares of Janus common stock (unless beneficial ownership of 15% or more is a result of Company repurchases of its own stock), or (ii) 10 days following the commencement or announcement of an intention to make a tender or exchange offer that would result in an acquiring person or group beneficially owning 15% or more of the outstanding shares of Janus common stock (an “Acquiring Person”), unless the Janus Board sets a later date in either event (the earlier of (i) or (ii) being the “Rights Distribution Date”). Under the Rights Plan, the Janus Board has the option to redeem the Rights at a nominal cost or prevent the Rights from being triggered by designating certain offers for all the outstanding Janus common stock as Permitted Offers (as defined in the Rights Plan). No supplement or amendment may be made to the Rights Plan which changes the Redemption Price, the Final Expiration Date, the Purchase Price (as those terms are defined in the Rights Plan) or the number of 1/1000ths of a share of Preferred Stock for which a Right is exercisable. Subject to the foregoing, prior to the Rights Distribution Date, Janus may amend or supplement the Rights Plan without the consent of any of the holders of the Rights. Following the Rights Distribution Date, the Rights Plan may be amended to cure any ambiguity, correct or supplement any provision that is defective or inconsistent with any other provision of the Rights Plan, or change or supplement any provision so long as such amendment or supplement does not adversely affect the holders of the Rights (other than an Acquiring Person or group). The Rights expire 10 years after the Rights Record Date unless earlier redeemed by Janus.

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

Janus derives substantially all of its revenues and net income from its Investment Management segment, which provides investment management and administrative services to the Company’s investment products. Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company’s investment products. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on Janus’ operating results.

The Printing and Fulfillment segment derives revenues from digital printing of marketing and compliance communication, fulfillment services (primarily to the financial services industry) and offset printing. The operations of the Printing and Fulfillment segment do not contribute significantly to consolidated revenues and net income.

The following is a summary of financial information concerning the segments (in millions):

	2006
	Investment	Printing and
	Management	Fulfillment	Consolidated
Revenues	$935.8	$90.9	$1,026.7
Depreciation and amortization	32.0	7.9	39.9
Other operating expenses	664.9	98.9	763.8
Operating income (loss)	238.9	(15.9)	223.0
Interest expense	(32.3)	-	(32.3)
Other, net	37.0	2.4	39.4
Income tax (provision) benefit	(90.1)	8.2	(81.9)
Equity earnings of unconsolidated affiliate	7.1	-	7.1
Minority interest	(21.7)	-	(21.7)
Net income (loss)	$138.9	$(5.3)	$133.6
Total assets	$3,379.6	$158.3	$3,537.9
Capital expenditures	$14.6	$2.4	$17.0

	2005
	Investment	Printing and
	Management	Fulfillment	Consolidated
Revenues	$868.3	$84.8	$953.1
Depreciation and amortization	35.9	7.9	43.8
Other operating expenses	639.2	112.2	751.4
Operating income (loss)	193.2	(35.3)	157.9
Interest expense	(28.6)	—	(28.6)
Other, net	37.9	1.4	39.3
Income tax (provision) benefit	(72.8)	4.9	(67.9)
Equity earnings of unconsolidated affiliate	7.1	—	7.1
Minority interest	(20.0)	—	(20.0)
Net income (loss)	$116.8	$(29.0)	$87.8
Total assets	$3,456.7	$171.8	$3,628.5
Capital expenditures	$18.3	$5.3	$23.6

	2004
	Investment	Printing and
	Management	Fulfillment	Consolidated
Revenues	$921.8	$89.0	$1,010.8
Depreciation and amortization	48.9	7.7	56.6
Other operating expenses	742.3	100.0	842.3
Operating income (loss)	130.6	(18.7)	111.9
Interest expense	(38.4)	—	(38.4)
Other, net	191.4	0.7	192.1
Income tax (provision) benefit	(99.4)	7.2	(92.2)
Equity earnings of unconsolidated affiliate	6.1	—	6.1
Minority interest	(10.0)	—	(10.0)
Net income (loss)	$180.3	$(10.8)	$169.5
Total assets	$3,565.2	$202.4	$3,767.6
Capital expenditures	$9.9	$16.6	$26.5

The following summary provides information concerning Janus’ principal geographic areas as of and for the years ended December 31, (in millions):

	2006	2005	2004
Revenues:
United States	$924.4	$868.1	$928.7
International*	102.3	85.0	82.1
Total	$1,026.7	$953.1	$1,010.8
Long-lived assets:
United States	$2,467.7	$2,401.5	$2,378.9
International*	4.1	6.9	15.6
Total	$2,471.8	$2,408.4	$2,394.5

*                    International revenues and assets are attributed to countries based on location at which services are performed, primarily the United Kingdom.

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006
	First	Second	Third	Fourth	Full
(in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$256.1	$254.6	$250.1	$265.9	$1,026.7
Operating income	59.2	53.2	51.3	59.3	223.0
Net income	35.3	31.1	29.5	37.7	133.6
Earnings per share — Basic	0.17	0.15	0.15	0.19	0.66
Earnings per share — Diluted	0.17	0.15	0.15	0.19	0.66

	2005
	First	Second	Third	Fourth	Full
(in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$239.0	$229.3	$237.5	$247.3	$953.1
Operating income	41.3	39.8	44.8	32.0	157.9
Net income	19.6	25.7	31.7	10.8	87.8
Earnings per share — Basic	0.09	0.12	0.15	0.05	0.40
Earnings per share — Diluted	0.09	0.12	0.15	0.05	0.40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

As of December 31, 2006, Janus evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it (i) records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC and (ii) accumulates and communicates information to management, to allow timely decisions regarding disclosure. Gary D. Black, Chief Executive Officer and David R. Martin, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Black and Martin concluded that, as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.

There has been no change in Janus’ internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.

NYSE ANNUAL CEO CERTIFICATION

The CEO of the Company has previously submitted to the NYSE the annual certifications required by Section 303A.12(a) of the NYSE Corporate Governance Rules.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 AND 14.

The Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   List of Documents Filed as Part of this Report

(1)   Financial Statements

The financial statements and related notes, together with the report of Deloitte & Touche LLP dated February 26, 2007, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

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

(3) Articles of Incorporation and Bylaws
3.1.1

Delaware Certificate of Incorporation as Amended and Restated on June 14, 2000, is hereby incorporated by reference from Exhibit 3.1.1 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

3.1.2

Certificate of Designation dated June 15, 2000, establishing Series A Preferred Stock, is hereby incorporated by reference from Exhibit 3.1.2 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

3.2

Bylaws of Janus Capital Group Inc. as Amended and Restated on March 6, 2006, is hereby incorporated by reference from Exhibit 3.1 to Janus’ Current Report on Form 8-K, dated March 7, 2006 (File No. 001-15253)

3.3

Certificate of Ownership and Merger, merging Janus Capital Corporation with and into Stilwell Financial Inc., is hereby incorporated by reference from Exhibit 3.1 to Janus’ Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)

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

4.2.3

Amendment No. 1 to Rights Agreement between Janus Capital Group Inc. and UMB Bank N.A., as Rights Agent, dated February 23, 2005, is hereby incorporated by reference from Exhibit 4.1 to Janus’ Current Report on Form 8-K, dated February 28, 2005 (File No. 001-5253)

4.2.4	Amendment No. 2 to Rights Agreement between Janus Capital Group Inc. and Wells Fargo Bank N.A., as successor Rights Agent, dated October 2, 2006, is attached to this Form 10-K as Exhibit 4.1
4.3	Article FOURTH, Article FIFTH, Article SIXTH, Article SEVENTH and Article ELEVENTH of Exhibit 3.1.1 above are hereby incorporated by reference
4.4	Article II: Article III, Section 2; and Article V of Exhibit 3.2 above are hereby incorporated by reference
4.5.1

7.00% Senior Notes due 2006 Indenture, dated as of November 6, 2001, between Janus Capital Group Inc. and The Chase Manhattan Bank, is hereby incorporated by reference from Exhibit 4.1 to Janus’ Current Report on Form 8-K, dated November 6, 2001

4.5.2

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

4.8	5.875% Senior Notes Due 2011 Prospectus Supplement (to Prospectus dated April 25, 2002) is hereby incorporated by reference from Form 424B5, filed September 15, 2006 (File No. 333-86606)
(10) Material Contracts
10.1

Representative Director Indemnification Agreement is hereby incorporated by reference from Exhibit 10.1 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

10.2

Representative Officer Indemnification Agreement is hereby incorporated by reference from Exhibit 10.2 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

10.3

Intercompany Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.3 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

10.4

Tax Disaffiliation Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.4 to Janus’ Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)

10.5

$200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement (the “Facility”), dated as of October 19, 2005, with Citibank, N.A., as administrative agent and swingline lender and JPMorgan Chase Bank, N.A., as syndication agent for the lenders is hereby incorporated by reference from Exhibit 10.1 to Janus’ Current Report on Form 8-K, dated October 26, 2005 (File No. 001-15253)

10.6	Share Exchange Agreement with DST Systems, Inc. dated August 25, 2003, is hereby incorporated by reference from Exhibit 99.A to Janus’ SC 13D/A, dated August 25, 2003 (File No. 001-15253)
10.7

Amended and Restated Limited Liability Company Agreement of Janus Capital Management LLC, dated as of March 13, 2002, is hereby incorporated by reference to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)

10.8

Assignment and Assumption Agreement, dated March 16, 2004, between Janus Capital Group Inc. and Capital Group Partners, Inc. is hereby incorporated by reference from Exhibit 10.3 to Janus’ quarterly report on Form 10-Q, dated May 6, 2004 (File No. 001-15253)

10.9

Stilwell Financial Inc. 1998 Long Term Incentive Stock Plan, as Amended and Restated effective as of May 9, 2001 is hereby incorporated by reference from Exhibit 10.2 to Janus’ Form 10-Q for the quarterly period ended June 30, 2001 (File No. 001-15253)

10.9.1	Amended and Restated Janus Capital Group Inc. 1998 Long Term Incentive Stock Plan, effective as of May 12, 2004 is attached to this Form 10-K as Exhibit 10.1*
10.10

Janus Capital Group Inc. Employee Stock Purchase Plan, as Amended and Restated Effective October 23, 2006, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001- 15253)*

10.11	Stilwell Financial Inc. Savings-Related Share Option Scheme dated March 1, 2001 is hereby incorporated by reference from Exhibit 4.1 on Form S-8 dated April 27, 2001 (File No. 333-59636)*
10.12

Janus Capital Group Inc. 2004 Employment Inducement Award Plan, as adopted effective as of April 26, 2004, is hereby incorporated by reference from Exhibit 99.1 from Form S-8, dated May 17, 2004, and the Form of the Non-Qualified Stock Option Award Agreement from Exhibit 99.2 and the Form of the Restricted Stock Award Agreement from Exhibit 99.3*

10.13

Janus Capital Group Inc. Mutual Fund Share Investment Plan is hereby incorporated by reference from Exhibit 10.1 and Exhibit 10.2 to Janus’ Current Report on Form 8-K, dated January 25, 2005 (File No. 001- 15253)*

10.14

Janus Capital Group Inc. Management Incentive Compensation Plan, effective January 1, 2003, is hereby incorporated by reference from Appendix B to Janus’ 2003 Proxy Statement on Schedule 14A (File No. 001-15253)*

10.15.1

Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, as Amended and Restated effective November 1, 2001, is hereby incorporated by reference from Exhibit 10.3 to Janus’ Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15253)*

10.15.2

First and Second Amendments to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective January 1, 2002 are hereby incorporated by reference from Exhibit 10.5 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-15253)*

10.15.3

Third Amendment to the 401(k), Janus Capital Group Inc. Profit Sharing and Employee Stock Ownership Plan, dated October 2, 2002, is hereby incorporated by reference from Exhibit 10.2 to Janus’ Form 10-Q for the quarterly period ended September 30, 2002 (File No. 001-15253)*

10.15.4

Fourth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, is hereby incorporated by reference from Exhibit 10.13.4 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001- 15253)*

10.15.5

Fifth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective March 8, 2004, and August 12, 2004, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-15253)*

10.15.6

Sixth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective March 28, 2005, is hereby incorporated by reference from Exhibit 10.2 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-15253)*

10.15.7

Seventh Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective April 1, 2005, is hereby incorporated by reference from Exhibit 10.5 to Janus’ Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-15253)*

10.15.8

Eighth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective May 26, 2005, is hereby incorporated by reference from Exhibit 10.4 to Janus’ Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-15253)*

10.15.9

Ninth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective January 1, 2006, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Annual report on Form 10-K for the year ended December 31, 2005 (File No. 001- 15253)*

10.15.10	Tenth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective January 1, 2007, is attached to this Form 10-K as Exhibit 10.2*
10.16

Janus Capital Group Inc. Income Deferral Program, Effective as of November 9, 2004 is hereby incorporated by reference from Exhibit 10.1 to Janus’ Current Report on Form 8-K, dated November 12, 2004 (File No. 001-15253)*

10.17

Janus Capital Group Inc. Amended and Restated Directors’ Deferred Fee Plan, effective as of January 1, 2005 is hereby incorporated by reference from Exhibit 10.3 to Janus’ Annual report on Form 10-K for the year ended December 31, 2004 (File No. 001- 15253)*

10.18.1

Form of Janus Capital Group Inc. Restricted Stock, Mutual Fund Units and Stock Option Award Agreements effective for awards granted in 2006, is hereby incorporated by reference from Exhibit 10.2 to Janus’ Annual report on Form 10-K for the year ended December 31, 2005 (File No. 001- 15253)*

10.18.2

Form of Long-term Incentive Acceptance with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted in 2007, is attached to this Form 10.K as Exhibit 10.3*

10.19

Janus’ 2006 variable compensation plan for certain executive officers, approved by the Compensation Committee of the Board of Directors for Janus on January 23, 2006, is hereby incorporated by reference from Janus’ Current Report on Form 8-K, dated January 26, 2006 (File No. 001-15253)*

10.20

Janus’ 2005 Long-Term Incentive Stock Plan, approved by shareholders of the Company on May 10, 2005, is hereby incorporated by reference From Appendix C to Janus’ 2005 Proxy Statement on Schedule 14A (File No. 001-15253)*

10.21.1

Amended and Restated Employment Agreement by and between Janus Capital Group Inc. and Gary Black, dated September  25, 2006, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Current Report on Form 8-K, dated September 28, 2006 (File No. 001-15253)*

10.21.2

Change in Control Agreement by and between Janus Capital Group Inc. and Gary D. Black, dated May 1, 2006, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Current Report on Form 8-K, dated May 4, 2006 (File No. 001-15253)*

10.22.1

Change of Control Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.32 to Janus’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*

10.22.2

Bonus Deferral Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of February 20, 2004, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-15253)*

10.23

Transition Agreement by and between Janus Capital Group Inc. and Girard C. Miller dated as of August 2, 2005, is hereby incorporated by reference from Exhibit 10.2 to Janus’ Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-15253)*

10.24.1

Employment Agreement by and between Janus Capital Group Inc. and John H. Bluher, dated July 7, 2004, is hereby incorporated by reference from Exhibit 10.1 from Form S-4/A, dated September 20, 2004 (File No. 333-116379)*

10.24.2

Change of Control Agreement by and between Janus Capital Group Inc. and John H. Bluher, dated as of May 1, 2006, is hereby incorporated by reference from Exhibit 10.2 to Janus’ Current Report on Form 8-K, dated May 4, 2006 (File No. 001-15253)*

10.25

Consulting and Separation Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of April 20, 2004, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Form 10-Q for the quarterly period ended March 1, 2004 (File No. 001-15253)*

10.26

Separation Agreement by and between Janus Capital Group Inc. and Lars O. Soderberg, dated as of July 21, 2004, is hereby incorporated by reference from Exhibit 10.1 to Janus’ Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-15253)*

10.27.1	Term Sheet setting forth the terms of employment of David R. Martin is hereby incorporated by reference from Exhibit 10.1 to Janus’ Current Report on Form 8-K, dated June 7, 2005 (File No. 001-15253)*
10.27.2

Change in Control Agreement by and between Janus Capital Group Inc. and David R. Martin, dated June 7, 2005, is hereby incorporated by reference from Exhibit 10.2 to Janus’ Current Report on Form 8-K, dated June 7, 2005 (File No. 001-15253)*

10.28

Change in Control Agreement by and between Janus Capital Group Inc. and Dominic C. Martellaro, dated May 1, 2006, is hereby incorporated by reference from Exhibit 10.3 to Janus’ Current Report on Form 8-K, dated May 4, 2006 (File No. 001-15253)*

10.29

Change in Control Agreement by and between the Company and John W. Zimmerman, dated May 1, 2006, is hereby incorporated by reference from Exhibit 10.4 to Janus’ Current Report on Form 8-K, dated May 4, 2006 (File No. 001-15253)*

10.30	Change in Control Agreement by and between the Company and Gregory A. Frost, dated August 5, 2005, is attached to this Form 10-K as Exhibit 10.4
10.31	Change in Control Agreement by and between the Company and Kelley A. Howes, dated August 5, 2005, is attached to this Form 10-K as Exhibit 10.5
10.32.1

Summary cover letter of employment agreement by and between the Company and Jonathan Coleman, dated December 29, 2004, is hereby incorporated by reference from Exhibit 10.2 to Janus’ Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001-15253)*

10.32.2

Letter Severance Agreement by and between the Company and Jonathan Coleman, dated December 29, 2004, is hereby incorporated by reference from Exhibit 10.4 to Janus’ Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001-15253)*

10.32.3

Change in Control Agreement by and between the Company and Jonathan Coleman, dated January 1, 2005, is hereby incorporated by reference from Exhibit 10.6 to Janus’ Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001-15253)*

10.33.1

Summary cover letter of employment agreement by and between the Company and Richard Gibson Smith, dated December 29, 2004, is hereby incorporated by reference from Exhibit 10.2 to Janus’ Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001-15253)*

10.33.2

Letter Severance Agreement by and between the Company and Richard Gibson Smith, dated December 29, 2004, is hereby incorporated by reference from Exhibit 10.4 to Janus’ Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001-15253)*

10.33.3

Change in Control Agreement by and between the Company and Richard Gibson Smith dated, January 1, 2005, is hereby incorporated by reference from Exhibit 10.6 to Janus’ Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001-15253)*

10.34

Amendment to long-term incentive awards granted to Steven L. Scheid approved on November 11, 2005 is hereby incorporated by reference to Janus’ Current Report on Form 8-K, dated November 16, 2005 (File No. 001-15253)*

*Compensatory plan or agreement.
(12) Statements Re Computation of Ratios
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1

(21) Subsidiaries of the Company
21.1	The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1
(23) Consents of Experts and Counsel
23.1	The Consent of Independent Registered Public Accounting Firm prepared pursuant to Item 601(b)(23) of Regulation S-K is attached to this Form 10-K as Exhibit 23.1
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Gary D. Black, Chief Executive Officer of Registrant
31.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant
(32) Section 1350 Certificates
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
(99) Additional Exhibits
99.1	Lipper Ratings

(c)           Exhibits

JANUS CAPITAL GROUP INC.
2006 FORM 10-K ANNUAL REPORT
INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
4.1	Amendment No. 2 to Rights Agreement between Janus Capital Group Inc. and Wells Fargo Bank N.A., as successor Rights Agent, dated October 2, 2006	4
10.1	Amended and Restated Janus Capital Group Inc. 1998 Long Term Incentive Stock Plan, effective as of May 12, 2004	10
10.2	Tenth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective January 1, 2007	10
10.3	Form of Long-term Incentive Acceptance with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted in 2007	10
10.4	Change in Control Agreement by and between the Company and Gregory A. Frost, dated August 5, 2005	10
10.5	Change in Control Agreement by and between the Company and Kelley A. Howes, dated August 5, 2005	10
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K	12
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K	21
23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	23
31.1	Certification of Gary D. Black, Chief Executive Officer of Registrant	31
31.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant	31
32.1	Certification of Gary D. Black, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of David R. Martin, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
99.1	Lipper Ratings	99

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Capital Group Inc.

	By:	/s/ GARY D. BLACK
Gary D. Black
Chief Executive Officer
February 26, 2007

The officers and directors of Janus Capital Group Inc., whose signatures appear below, hereby constitute and appoint John H. Bluher or David R. Martin, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2006, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2007.

Signature	Title
/s/ GARY D. BLACK	Director and Chief Executive Officer
Gary D. Black
/s/ DAVID R. MARTIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
David R. Martin
/s/ GREGORY A. FROST	Senior Vice President and Controller (Principal Accounting Officer)
Gregory A. Frost
/s/ STEVEN L. SCHEID	Chairman of the Board
Steven L. Scheid
/s/ P. F. BALSER	Director
P. F. Balser
/s/ M. D. BILLS	Director
M. D. Bills

/s/ G. A. COX	Director
G. A. Cox
/s/ J. P. CRAIG, III	Director
J. P. Craig, III
/s/ J. R. FREDERICKS	Director
J.R. Fredericks
/s/ D. R. GATZEK	Director
D. R. Gatzek
/s/ R. T. PARRY	Director
R.T. Parry
/s/ L. H. ROWLAND	Director
L. H. Rowland
/s/ R. SKIDELSKY	Director
R. Skidelsky