Form 10-Q
period 2007-03-31
JANUS CAPITAL GROUP INC
filed 2007-05-01
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.         Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☒

As of April 26, 2007, there were 185,409,974 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$311.3	$559.7
Marketable securities	100.8	173.1
Accounts receivable	167.2	141.6
Income taxes receivable	11.1	5.4
Other current assets	43.9	45.3
Total current assets	634.3	925.1

Other assets	104.9	99.4
Property and equipment (net of accumulated depreciation of $155.0 and $150.9, respectively)	58.2	60.3
Intangibles, net	1,332.0	1,304.8
Goodwill	1,197.9	1,148.3

Total assets	$3,327.3	$3,537.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8.1	$3.1
Accrued compensation and benefits	49.4	105.6
Other accrued liabilities	67.6	76.9
Total current liabilities	125.1	185.6

Other liabilities:
Long-term debt	537.2	537.2
Deferred income taxes	403.2	399.3
Other liabilities	60.4	91.6
Total liabilities	1,125.9	1,213.7

Commitments and contingencies

Minority interest in consolidated subsidiary	11.4	17.8

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.8	1.9
Retained earnings *	2,175.0	2,293.4
Accumulated other comprehensive income	13.2	11.1
Total stockholders’ equity	2,190.0	2,306.4

Total liabilities and stockholders’ equity	$3,327.3	$3,537.9

* Retained earnings includes a cumulative-effect adjustment of $29.9 million for the adoption of FIN 48.  See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended
	March 31,
	2007	2006

Revenues:
Investment management fees	$200.9	$185.6
Performance fees	2.5	4.2
Shareowner servicing fees and other	44.5	42.7
Printing and fulfillment	23.5	23.6
Total	271.4	256.1

Operating Expenses:
Employee compensation and benefits	89.1	84.8
Long-term incentive compensation	18.8	22.0
Marketing and advertising	5.1	5.4
Distribution	30.6	26.8
Depreciation and amortization	9.2	10.3
General, administrative and occupancy	31.1	34.3
Cost of printing and fulfillment	23.4	23.3
Restructuring and impairments	0.4	—
Mutual fund investigation recoveries	(0.5)	(10.0)
Total	207.2	196.9

Operating Income	64.2	59.2

Interest expense	(9.5)	(7.0)
Other income, net	7.1	9.0
Income before taxes, equity earnings and minority interest	61.8	61.2
Income tax provision	(21.8)	(22.2)
Equity in earnings of unconsolidated affiliate	1.7	1.7
Minority interest in consolidated earnings	(6.1)	(5.4)

Net Income	$35.6	$35.3

Earnings per Share:
Basic	$0.19	$0.17
Diluted	$0.19	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended
	March 31,
	2007	2006
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$35.6	$35.3
Adjustments to net income:
Depreciation and amortization	10.7	12.1
Deferred income taxes	18.3	7.6
Minority interest in consolidated earnings	6.1	5.4
Amortization of stock-based compensation	14.6	20.2
Realized gain on the sale of investments	(0.4)	(2.4)
Payment of deferred commissions, net	(7.7)	1.3
Other, net	0.2	(1.5)
Changes in working capital items:
Accounts receivable	(25.6)	(24.4)
Other current assets	1.2	1.4
Accounts payable and accrued compensation payable	(51.2)	(31.8)
Other accrued liabilities	(19.8)	9.0
Net operating	(18.0)	32.2

Investing Activities:
Purchase of property and equipment	(6.6)	(5.5)
Acquisitions of INTECH	(81.0)	(90.0)
Purchase of marketable securities	(48.3)	(52.5)
Proceeds from sales and maturities of marketable securities	114.4	19.8
Net investing	(21.5)	(128.2)

Financing Activities:
Proceeds from stock plans	15.6	20.5
Excess tax benefit from equity-based compensation	2.8	2.6
Repurchase of common stock	(214.4)	(140.9)
Distributions to minority interest	(12.9)	(11.6)
Net financing	(208.9)	(129.4)

Cash and Cash Equivalents:
Net decrease	(248.4)	(225.4)
At beginning of period	559.7	552.6
At end of period	$311.3	$327.2

Supplemental Cash Flow Information:
Cash paid for interest	$11.1	$3.1
Cash paid for income taxes	$8.9	$6.9

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Stockholders’
	Shares	Stock	Earnings	Income	Equity

Balance at December 31, 2005	216.0	$2.2	$2,569.3	$9.7	$2,581.2

Net income			133.6		133.6
Net unrealized gains on marketable securities				15.4	15.4
Net loss on cash flow hedge				(2.4)	(2.4)
Reclassification for gains included in net income				(6.5)	(6.5)
Foreign currency translation adjustment				(5.1)	(5.1)
Comprehensive income					135.0
Amortization of stock-based compensation			72.4		72.4
Issuance and forfeitures of restricted stock awards	0.3				—
Stock option exercises	3.1		42.1		42.1
Common stock repurchased	(25.9)	(0.3)	(516.1)		(516.4)
Change of interest in subsidiary			0.4		0.4
Common stock dividends ($0.04 per share)			(8.3)		(8.3)
Balance at December 31, 2006	193.5	1.9	2,293.4	11.1	2,306.4

Cumulative-effect adjustment for the adoption of a new accounting principle			29.9		29.9
Net income			35.6		35.6
Net unrealized gains				2.2	2.2
Reclassification for gains included in net income				(0.2)	(0.2)
Foreign currency translation adjustment				0.1	0.1
Comprehensive income					37.7
Amortization of stock-based compensation			14.6		14.6
Issuance and forfeitures of restricted stock awards	0.8				—
Tax impact of stock-based compensation			0.2		0.2
Stock option exercises	1.1		15.6		15.6
Common stock repurchased	(10.1)	(0.1)	(214.3)		(214.4)
Balance at March 31, 2007	185.3	$1.8	$2,175.0	$13.2	$2,190.0

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

In the opinion of Janus Capital Group Inc. (“Janus” or the “Company”) management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except as discussed in Note 4.

Note 2 – Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share adjusts the weighted average shares outstanding by the dilutive impact of shares underlying stock options and unvested restricted stock awards.  The following is a summary of the earnings per share calculation (in millions, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Net income	$35.6	$35.3

Weighted average common shares outstanding	187.3	210.1
Dilutive effect of stock options and unvested restricted stock using the treasury stock method	1.3	1.6
Weighted average diluted common shares outstanding	188.6	211.7

Basic earnings per share	$0.19	$0.17

Diluted earnings per share	$0.19	$0.17

Excluded from calculation:
Stock options	6.3	5.7
Unvested restricted stock	—	1.5

The stock options and unvested restricted stock excluded are not included in the weighted average diluted shares outstanding calculation as their inclusion would be anti-dilutive.

Note 3 – Acquisition

On March 30, 2007, Janus increased its ownership of Enhanced Investment Technologies, LLC (“INTECH”) to approximately 86.5% with the purchase of an additional 4% ownership interest in INTECH for $81.0 million in cash.  The pro forma results of operations have not been presented as they would not have been materially different from reported amounts.

The preliminary purchase price allocation resulted in the recognition of $31.7 million of intangible assets and $49.3 million of goodwill.  Intangible assets acquired represent customer relationships which are amortized over 12 years.

Note 4 – Adoption of New Accounting Principle

Janus adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007, which sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  As a result of the implementation of FIN 48, Janus reduced its tax contingencies liability by $29.3 million, which had previously been accounted for under the provisions of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies”.  The reduction in the liability and the related change in deferred taxes were accounted for as an increase to retained earnings on January 1, 2007.  The tax contingencies liability has been recorded in other long-term liabilities. A reconciliation of the beginning and ending liability is as follows (in millions):

Balance at January 1, 2007	$59.5
Cumulative effect of adoption of FIN 48	(29.3)
Accrued interest for the current period	0.5
Balance at March 31, 2007	$30.7

A deferred tax asset of $10.7 million has been recorded associated with the tax contingencies liability.  If the tax contingencies liability and related deferred tax asset are reversed in future periods, the effective tax rate would be favorably impacted by $20.0 million.

Tax returns filed in previous years are subject to audit by various federal, state and international taxing authorities and as a result of such audits, additional tax assessments may be proposed.  As of March 31, 2007, the majority of tax years from 1996 and forward remain subject to audit.  Based on information currently available, Janus management does not anticipate any material changes in the liability within the next twelve months.

Taxing authorities generally charge interest and penalties in the event that a tax position taken is subsequently reversed upon examination.  Janus has accrued interest on its uncertain tax provisions based on the rates specified by the applicable taxing authorities and has recorded the interest as a component of the tax provision.  At March 31, 2007, $8.8 million of accrued interest is included in the liability for tax contingencies.  Any potential penalties associated with a tax contingency will also be included as a component of the tax provision in the period in which the assessment of a penalty becomes likely.  Janus does not believe that it is subject to any penalties related to its tax contingencies and therefore, has not accrued a liability for tax penalties.

In the event of an overpayment of income taxes, taxing authorities generally pay interest from the date of the overpayment through the date on which an amended return is filed.  Janus records interest income from taxing authorities as a component of the tax provision.

Note 5 – Long-Term Incentive Compensation

Janus generally grants annual long-term incentive awards in February of each year.  The February 2007 grant totaled $61.0 million and consisted of $21.7 million of restricted stock, $12.8 million of stock options and $26.5 of mutual fund units and will be recognized over a four year period, subject to accelerated vesting if certain financial performance criteria are achieved.

The February 2007 grant included 0.9 million Janus restricted shares at a per share value of $21.01.

A total of 1.8 million options with a grant date fair value of $7.02 per option were awarded as part of the 2007 annual grant.  The grant date fair value of stock options was determined using the Black-Scholes model with the following assumptions: expected volatility of 28%, dividend yield of 0.22%, risk-free interest rate of 4.86% and an expected life of five years.

Note 6 – Other Income, Net

The components of other income represent investment income and investment gains, net of losses, as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006
Gains, net of losses	$0.8	$2.5
Dividend income	3.0	3.0
Interest income	3.3	3.5
Total	$7.1	$9.0

Note 7 – Segment Information

Reportable segments are identified by management based on Janus’ organizational structure and the business activities from which it earns revenue.  Janus has determined that it has two primary lines of business: investment management and printing and fulfillment.  The following is a summary of financial information concerning the segments (in millions):

	Three Months Ended March 31,
	Investment	Printing and
	Management	Fulfillment	Consolidated
2007:
Revenues	$247.9	$23.5	$271.4
Net income (loss)	$38.0	$(2.4)	$35.6

2006:
Revenues	$232.5	$23.6	$256.1
Net income (loss)	$37.3	$(2.0)	$35.3

Note 8 – Legal Proceedings

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

In August 2005, the U.S. District Court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors in the Marini and Steinberg cases described above, except certain claims under Section 10(b) of the Securities Exchange Act of 1934 and under Section 36(b) of the Investment Company Act of 1940.  The U.S. District Court also entered an order dismissing all claims on behalf of Janus corporate shareholders in the Wiggins lawsuit, but in June 2006 the plaintiffs in that action filed an amended complaint which asserts similar claims to the initial complaint.  A Motion to Dismiss this amended complaint is currently pending before the U.S. District Court.  In August 2006, the U.S. District Court in the Wangberger 401(k) plan class action dismissed the action with prejudice, and the plaintiff appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit. Finally, the U.S. District Court also dismissed the Chasen lawsuit against Janus’ Board of Directors without leave to amend ruling that the plaintiff had failed to make a pre-suit demand on the Board of Directors as required by applicable state law.  The time to appeal this matter has expired.  As a result of the above events, the Company and Janus Capital Management LLC (“JCM”) are the remaining defendants, in some capacity, in one or more of the actions described in the preceding paragraph.

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

Excessive Fee Litigation

JCM was a defendant in a consolidated lawsuit challenging the investment advisory fees charged by JCM to certain funds managed by JCM (Walter Sins, et al. v. Janus Capital Management, LLC, U.S. District Court, District of Colorado, Case No. 04-CV-01647-WDM-MEH; Michael Fleisher, et al. v. Janus Capital Management LLC, 04-CV-02395-MSK-CBS) (collectively, “Excessive Fee Litigation”).  The Excessive Fee Litigation was filed by fund investors asserting breach of fiduciary duty under Section 36(b) of the Investment Company Act of 1940 (“ICA”).  Subsequent to the initiation of the Excessive Fee Litigation, plaintiffs’ counsel also filed, but did not serve on JCM, a complaint asserting a claim under Section 36(b) of the ICA (Sable v. Janus Capital Management LLC, United States District Court for the District of Colorado, No. 07-CV-00165-WDM (“Sable Complaint”)).  In April 2007, the parties in the Excessive Fee Litigation jointly filed a Stipulation Regarding Dismissal of Claims With Prejudice (“Stipulation of Dismissal”) along with a Notice of Dismissal With Prejudice for the Sable Complaint.  Management anticipates that the Colorado District Court will approve the Stipulation of Dismissal in the upcoming weeks.

IPO Antitrust Litigation

In 2001, a Janus subsidiary was named as a defendant in a class action suit filed in the U.S. District Court for the Southern District of New York.  (Pfeiffer v. Credit Suisse First Boston, U.S. District Court, Southern District of New York, Case No. 01-CV-2014).  The suit alleges that certain underwriting firms and institutional investors violated antitrust laws in connection with initial public offerings.  The U.S. District Court dismissed the plaintiff’s antitrust claims in November 2003.  In September 2005, the U.S. Court of Appeals for the Second Circuit vacated the U.S. District Court’s decision to dismiss the claims and remanded the case for further proceedings.  In March 2006, the defendants, including the Janus subsidiary, filed a Petition for a Writ of Certiorari with the U.S. Supreme Court to review the U.S. Court of Appeal’s decision.  The Petition for a Writ of Certiorari was granted by the U.S. Supreme Court in December 2006 and argument on the matter was heard on March 27, 2007.  The parties are now awaiting a decision from the U.S. Supreme Court.

Management believes that the claims made in the civil actions described above have little or no merit and intends to defend against them.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In addition, Janus Capital Group Inc. (“Janus” or the “Company”) may make other written and oral communications from time to time that contain such statements.  Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations.  These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in our filings with the Securities and Exchange Commission, including those in Part I, Item 1A, Risk Factors, and elsewhere in Janus’ Annual Report on Form 10-K for the year ended December 31, 2006.  Janus cautions readers to carefully consider such factors.  Furthermore, such forward-looking statements speak only as of the date on which such statements are made.  Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Janus’ Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer and chief financial officer) (the “Officer Code”); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees of the board of directors (including the Audit, Compensation, and Nominating and Corporate Governance committees) are available on its website (http://ir.janus.com/governance.cfm), and printed copies are available to any shareholder upon request by calling Janus at (303) 691-3905.  Any future amendments to or waivers of the Officer Code will be posted to the Janus website.

RESULTS OF OPERATIONS

Overview

Janus Capital Group Inc. (“Janus” or the “Company”) derives substantially all of its revenue and net income from its Investment Management segment, which provides investment management and administrative services to mutual funds, separate accounts and institutional clients in both domestic and international markets.  Janus provides investment advisory services through its primary subsidiaries, Janus Capital Management LLC (“JCM” or “Janus ex-INTECH”) and Enhanced Investment Technologies, LLC (“INTECH”).  The Company also owns a printing and fulfillment business (the “Printing and Fulfillment segment”), which does not contribute significantly to revenue or net income.

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company’s mutual funds, separate accounts and subadvised relationships (collectively referred to herein as “products” or “investment products”).  Certain investment products are also subject to performance fees which vary based on their relative performance as compared to the benchmark index and the level of assets subject to such fees.  Assets under management primarily consist of domestic and international equity and debt securities.  Accordingly, fluctuations in the financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on Janus’ operating results.

Highlights for the current quarter include:

•                  As of March 31, 2007, approximately 74%, 73% and 76% of the funds in the Company’s primary fund family, Janus Investment Fund (“JIF”), were in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively.

•                  Break-even Janus ex-INTECH long-term flows and INTECH net long-term inflows of $3.1 billion.

•                  Net income of $35.6 million, or $0.19 per diluted share.

•                  Acquisition of an additional 4% interest in INTECH for $81.0 million on March 30, 2007.

•                  The repurchase of 9.4 million shares of common stock at a total price of $200.2 million.

INVESTMENT MANAGEMENT SEGMENT

Assets Under Management and Flows

	Three Months Ended March 31,
	2007	2006
	(in billions)

Beginning of period assets	$167.7	$148.5
Long-term sales
Janus ex-INTECH	7.1	5.6
INTECH	5.0	5.7
Long-term redemptions
Janus ex-INTECH	(7.1)	(6.1)
INTECH	(1.9)	(1.7)
Long-term net flows *
Janus ex-INTECH	—	(0.5)
INTECH	3.1	4.0
Total long-term net flows	3.1	3.5
Net money market flows	1.5	(0.8)
Market / fund performance	3.9	6.9
End of period assets	$176.2	$158.1

Average assets under management	$172.1	$154.4

*                 Excludes money market flows.  Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

Average assets under management increased $17.7 billion or 11.5% for the three-month period ended March 31, 2007, as compared to the same period in 2006.  The increase in average assets under management is a result of market appreciation/ fund performance and positive net flows.   Janus ex-INTECH long-term flows for the first quarter 2007 include a previously announced $0.9 million legacy subadvised mandate redemption.

Results of Operations

	Three Months Ended March 31,
	2007	2006
	(in millions)
Revenues:
Investment management fees	$200.9	$185.6
Performance fees	2.5	4.2
Shareowner servicing fees and other	44.5	42.7
Total	247.9	232.5

Operating Expenses:
Employee compensation and benefits	87.4	83.4
Long-term incentive compensation	18.7	22.0
Marketing and advertising	5.1	5.4
Distribution	30.6	26.8
Depreciation and amortization	7.1	8.3
General, administrative and occupancy	30.2	33.7
Restructuring and impairments	0.4	—
Mutual fund investigation recoveries	(0.5)	(10.0)
Total	179.0	169.6

Operating Income	68.9	62.9

Operating margin	27.8%	27.1%

Interest expense	(9.5)	(7.0)
Other income, net	6.4	8.5
Income before taxes, equity earnings and minority interest	65.8	64.4
Income tax provision	(23.4)	(23.4)
Equity in earnings of unconsolidated affiliate	1.7	1.7
Minority interest in consolidated earnings	(6.1)	(5.4)

Net Income	$38.0	$37.3

Three Months Ended March 31, 2007, Compared with Three Months Ended March 31, 2006

Revenues

Investment management fees increased $15.3 million, or 8.2%, as a result of an 11.5% increase in average assets under management partially offset by a higher proportion of lower yielding INTECH products.

Performance fees have historically been earned on certain INTECH institutional accounts.  In addition, certain mutual funds converted to a performance fee structure beginning in the first quarter 2007.  The decline in performance fees was primarily the result of relative underperformance of certain INTECH accounts in 2006.

Shareowner servicing fees and other revenue increased primarily as a result of an increase in transfer agent fees which are based on average JIF assets under management, excluding money market assets.   Average JIF assets under management increased 6.8% over the comparable period in the prior year.

Expenses

Employee compensation and benefits increased from the same period last year, principally due to higher base salaries of $2.6 million from annual merit raises and growth in the number of employees, combined with a $1.1 million increase in severance charges.

Long-term incentive compensation declined quarter to quarter as a result of the final vesting of certain stock option and restricted stock awards, partially offset by an increase related to the 2007 annual grant awarded in February.

Distribution expense increased $3.8 million or 14.2%, primarily as a result of the growth in assets under management subject to third-party concessions.  Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

Depreciation and amortization decreased $1.2 million as a result of a decline in the amortization of deferred commissions from lower sales of B shares of the Janus Capital Funds Plc.

Interest expense for the three months ended March 31, 2007, increased $2.5 million as a result of the September 2006 $275.0 million debt issuance, partially offset by the repayment of $113.1 million of debt in third quarter 2006.

Other income decreased $2.1 million as a result of lower realized gains from sales of investments.

PRINTING AND FULFILLMENT SEGMENT

Business Overview

Rapid Solutions Group (“RSG”), the operating business of the Printing and Fulfillment segment, provides clients with digital and offset printing and fulfillment services.  The digital operation focuses on providing clients with communication solutions using leading-edge print-on-demand technology and software applications that support the process of improving the effectiveness of customer communication through personalization and customization.  The offset printing operations provide customers with full-service graphics and design solutions through prepress services and high-speed, high-quality offset printing, including direct marketing packages, brochures, preprinted base stock and collateral pieces.

Results of Operations

	Three Months Ended March 31,
	2007	2006
	(in millions)

Printing and fulfillment revenue	$17.6	$18.8
Out-of-pocket reimbursements	5.9	4.8
Total revenue	23.5	23.6

Cost of printing and fulfillment	17.5	18.5
Out-of-pocket expenses	5.9	4.8
Selling, general and administrative expenses	2.7	2.0
Depreciation and amortization	2.1	2.0
Operating loss	(4.7)	(3.7)
Operating margin	-20%	-16%

Other income, net	0.7	0.5
Tax benefit	1.6	1.2
Net loss	$(2.4)	$(2.0)

Print volumes and revenue from fulfillment, digital printing and offset printing were down from the prior year.  Operating expenses increased and margins declined as a result of higher general and administrative costs.  Out-of-pocket reimbursements represent postage and mailing expenses incurred by RSG on behalf of its customers and generally vary from period to period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of consolidated cash flow data for the three-month periods ended March 31, 2007 and 2006 is as follows (in millions):

	2007	2006
Cash flows provided by (used for):
Operating activities	$(18.0)	$32.2
Investing activities	(21.5)	(128.2)
Financing activities	(208.9)	(129.4)
Net change in cash and cash equivalents	(248.4)	(225.4)
Balance beginning of period	559.7	552.6
Balance end of period	$311.3	$327.2

On an annual basis, Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements.  Cash used for operating activities for the three months ended March 31, 2007, was down from the cash provided by operating activities for the prior year period as a result of changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments.

Cash used for investing activities for the three months ended March 31, 2007, includes $81.0 million for the purchase of an additional 4% interest in INTECH and $66.1 million of proceeds from the sale of investments, net of investment purchases.  Cash provided by investing activities for the comparable prior year period represents an acquisition of a 5% interest in INTECH and the net purchase of investments.

Cash used for financing activities for the three months ended March 31, 2007 and 2006, primarily represents stock buybacks of $214.4 million and $140.9 million, respectively.

Other Sources of Liquidity

Credit Facility

Janus has a $200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement (“Credit Facility”) with a syndicate of banks.  The Credit Facility contains a number of financial covenants such as a specified financing leverage ratio, minimum net worth and interest coverage ratio.  At March 31, 2007, there were no borrowings under the Credit Facility.

Shelf Registration

The Company has effective a Shelf Registration Statement (“Shelf Registration”) with the SEC, under which Janus could issue up to $800 million in aggregate issue price of Janus’ common stock, preferred stock and debt securities.  At March 31, 2007, $325 million of securities were available for issuance under the Shelf Registration, subject to the covenant limitations pursuant to the Credit Facility.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.           Controls and Procedures

Janus’ management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  Gary Black, Chief Executive Officer, and Gregory Frost, Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Black and Frost concluded that as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.

There has been no change in Janus’ internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

See Part I, Item 1. Financial Statements, Note 8 – Legal Proceedings.

Item 1A. Risk Factors

The Company has had no significant changes in its risk factors from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2007, Janus’ Board of Directors authorized the repurchase of up to an additional $500 million of Janus common stock with no expiration date, to take effect when the prior authorization was fully utilized, which occurred on February 27, 2007.  During the first three months of 2007, Janus repurchased 9.4 million shares at an aggregate cost of $200.2 million under the current and previous authorizations.  The Company cautions that there are no assurances that any future repurchases will actually occur.

In addition to this program, for the three months ended March 31, 2007, Janus repurchased 675,226 shares from employees as a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards, and 178 shares were surrendered to Janus related to the exercise of stock options.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
January	2,195,910	$21.06	2,098,186	$587 million
February	4,944,512	$21.71	4,761,600	$483 million
March	2,970,268	$20.48	2,575,500	$431 million
Total	10,110,690	$21.21	9,435,286

Item 6.    Exhibits

10.1	Term Sheet setting forth the terms of employment of Gregory A. Frost

31.1	Certification of Gary D. Black, Chief Executive Officer of Registrant

31.2	Certification of Gregory A. Frost, Senior Vice President and Chief Financial Officer of Registrant

32.1	Certification of Gary D. Black, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Gregory A. Frost, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Lipper Rankings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2007

Janus Capital Group Inc.

/s/ Gary D. Black
Gary D. Black,
Chief Executive Officer

/s/ Gregory A. Frost
Gregory A. Frost,
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

JANUS CAPITAL GROUP INC.

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601 (b) Exhibit No.
10.1	Term Sheet setting forth the terms of employment of Gregory A. Frost	10

31.1	Certification of Gary D. Black, Chief Executive Officer of Registrant	31

31.2	Certification of Gregory A. Frost, Senior Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Gary D. Black, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Gregory A. Frost, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

99.1	Lipper Rankings	99