Form 10-Q
period 2007-06-30
JANUS CAPITAL GROUP INC
filed 2007-07-30
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 24, 2007, there were 175,375,430 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$742.1	$559.7
Marketable securities	117.5	173.1
Accounts receivable	150.9	141.6
Income taxes receivable	—	5.4
Other current assets	48.6	45.3
Total current assets	1,059.1	925.1

Other assets	118.9	99.4
Property and equipment (net of accumulated depreciation of $141.9 and $150.9, respectively)	57.2	60.3
Intangibles, net	1,327.3	1,304.8
Goodwill	1,197.5	1,148.3

Total assets	$3,760.0	$3,537.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6.0	$3.1
Accrued compensation and benefits	80.5	105.6
Income taxes payable	2.3	—
Other accrued liabilities	72.2	76.9
Total current liabilities	161.0	185.6

Other liabilities:
Long-term debt	1,127.6	537.2
Deferred income taxes	408.9	399.3
Other liabilities	62.4	91.6
Total liabilities	1,759.9	1,213.7

Commitments and contingencies

Minority interest in consolidated subsidiary	6.3	17.8

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.8	1.9
Retained earnings *	1,975.8	2,293.4
Accumulated other comprehensive income	16.2	11.1
Total stockholders’ equity	1,993.8	2,306.4

Total liabilities and stockholders’ equity	$3,760.0	$3,537.9

* Retained earnings includes a cumulative-effect adjustment of $29.9 million for the adoption of FIN 48.  See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Investment management fees	$220.6	$187.0	$421.5	$372.6
Performance fees	3.8	4.3	6.3	8.5
Shareowner servicing fees and other	48.6	41.8	93.1	84.5
Printing and fulfillment	21.9	21.5	45.4	45.1
Total	294.9	254.6	566.3	510.7

Operating Expenses:
Employee compensation and benefits	88.6	79.4	177.7	164.2
Long-term incentive compensation	17.1	23.1	35.9	45.1
Marketing and advertising	5.0	7.7	10.1	13.1
Distribution	34.5	27.2	65.1	54.0
Depreciation and amortization	10.7	10.2	19.9	20.5
General, administrative and occupancy	27.7	32.2	58.8	66.5
Cost of printing and fulfillment	22.4	21.6	45.8	44.9
Restructuring and impairments	—	—	0.4	—
Mutual fund investigation recoveries	(0.3)	—	(0.8)	(10.0)
Total	205.7	201.4	412.9	398.3

Operating Income	89.2	53.2	153.4	112.4

Interest expense	(11.5)	(7.2)	(21.0)	(14.2)
Other income, net	5.6	7.8	12.7	16.8
Income before taxes, equity earnings and minority interest	83.3	53.8	145.1	115.0
Income tax provision	(31.1)	(19.5)	(52.9)	(41.7)
Equity in earnings of unconsolidated affiliate	1.7	2.0	3.4	3.7
Minority interest in consolidated earnings	(5.1)	(5.2)	(11.2)	(10.6)

Net Income	$48.8	$31.1	$84.4	$66.4

Earnings per Share:
Basic	$0.27	$0.15	$0.46	$0.32
Diluted	$0.27	$0.15	$0.45	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Six months ended
	June 30,
	2007	2006
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income	$84.4	$66.4
Adjustments to net income:
Depreciation and amortization	22.7	24.1
Deferred income taxes	25.3	(0.5)
Minority interest in consolidated earnings	11.2	10.6
Amortization of stock-based compensation	24.7	40.5
Realized gain on the sale of investments	(0.4)	(4.1)
Payment of deferred commissions, net	(21.3)	1.9
Other, net	(3.2)	0.4
Changes in working capital items:
Accounts receivable	(9.3)	15.9
Other current assets	1.1	2.2
Accounts payable and accrued compensation payable	(22.2)	(24.6)
Other accrued liabilities	(3.2)	14.0
Net operating	109.8	146.8

Investing Activities:
Purchase of property and equipment	(10.7)	(7.9)
Acquisitions of INTECH	(81.0)	(90.0)
Purchase of marketable securities	(61.0)	(55.3)
Proceeds from sales and maturities of marketable securities	117.8	35.4
Net investing	(34.9)	(117.8)

Financing Activities:
Proceeds from issuance of long-term debt	748.4	—
Debt issuance costs	(6.9)	—
Repayment of long-term debt	(158.1)	—
Proceeds from stock plans	41.4	30.4
Excess tax benefit from equity-based compensation	4.2	4.0
Repurchase of common stock	(491.7)	(250.3)
Distributions to minority interest	(22.6)	(19.5)
Dividends paid to shareholders	(7.2)	(8.3)
Net financing	107.5	(243.7)

Cash and Cash Equivalents:
Net increase (decrease)	182.4	(214.7)
At beginning of period	559.7	552.6
At end of period	$742.1	$337.9

Supplemental Cash Flow Information:
Cash paid for interest	$19.5	$13.7
Cash paid for income taxes	$18.3	$19.5

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in Millions, Except Per Share)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Stockholders’
	Shares	Stock	Earnings	Income	Equity
Balance at December 31, 2005	216.0	$2.2	$2,569.3	$9.7	$2,581.2

Net income			133.6		133.6
Net unrealized gains on marketable securities				15.4	15.4
Net loss on cash flow hedge				(2.4)	(2.4)
Reclassification for gains included in net income				(6.5)	(6.5)
Foreign currency translation adjustment				(5.1)	(5.1)
Comprehensive income					135.0
Amortization of stock-based compensation			72.4		72.4
Issuance and forfeitures of restricted stock awards	0.3				—
Stock option exercises	3.1		42.1		42.1
Common stock repurchased	(25.9)	(0.3)	(516.1)		(516.4)
Change of interest in subsidiary			0.4		0.4
Common stock dividends ($0.04 per share)			(8.3)		(8.3)
Balance at December 31, 2006	193.5	1.9	2,293.4	11.1	2,306.4

Cumulative-effect adjustment for the adoption of a new accounting principle			29.9		29.9
Net income			84.4		84.4
Net unrealized gains on marketable securities				5.0	5.0
Reclassification for gains included in net income				(0.2)	(0.2)
Foreign currency translation adjustment				0.3	0.3
Comprehensive income					89.5
Amortization of stock-based compensation			24.7		24.7
Issuance and forfeitures of restricted stock awards	0.9		—		—
Tax impact of stock-based compensation			0.8		0.8
Stock option exercises	2.4		41.4		41.4
Common stock repurchased	(20.5)	(0.1)	(491.6)		(491.7)
Common stock dividends ($0.04 per share)			(7.2)		(7.2)
Balance at June 30, 2007	176.3	$1.8	$1,975.8	$16.2	$1,993.8

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$48.8	$31.1	$84.4	$66.4

Weighted average common shares outstanding	180.1	205.3	183.7	207.6
Dilutive effect of stock options and unvested restricted stock using the treasury stock method	2.3	1.1	1.8	1.2
Weighted average diluted common shares outstanding	182.4	206.4	185.5	208.8
Basic earnings per share	$0.27	$0.15	$0.46	$0.32
Diluted earnings per share	$0.27	$0.15	$0.45	$0.32

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options	4.8	6.7	5.5	5.7
Unvested restricted stock	—	1.1	—	1.4

Note 3 — Acquisition

On March 30, 2007, Janus increased its ownership of Enhanced Investment Technologies, LLC (“INTECH”) to approximately 86.5% with the purchase of an additional 4% ownership interest in INTECH for $81.0 million in cash.  The pro forma results of operations have not been presented as they would not have been materially different from reported amounts.

The purchase price allocation resulted in the recognition of $31.7 million of intangible assets and $49.3 million of goodwill.  Intangible assets acquired represent customer relationships which are amortized over 12 years.

Note 4 — Adoption of New Accounting Principle

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

Balance at January 1, 2007	$59.5
Cumulative effect of adoption of FIN 48	(29.3)
Accrued interest for the current period	1.0
Balance at June 30, 2007	$31.2

A deferred tax asset of $11.2 million has been recorded associated with the tax contingencies liability.  If the tax contingencies liability and related deferred tax asset are reversed in future periods, the effective tax rate would be favorably impacted by $20.0 million.

Tax returns filed in previous years are subject to audit by various federal, state and international taxing authorities and as a result of such audits, additional tax assessments may be proposed.  As of June 30, 2007, the majority of tax years from 1996 and forward remain subject to audit.  Based on information currently available, Janus management does not anticipate any material changes in the liability within the next twelve months.

Taxing authorities generally charge interest and penalties in the event that a tax position taken is subsequently reversed upon examination.  Janus has accrued interest on its uncertain tax provisions based on the rates specified by the applicable taxing authorities and has recorded the interest as a component of the tax provision.  At June 30, 2007, $9.3 million of accrued interest is included in the liability for tax contingencies.  Any potential penalties associated with a tax contingency will also be included as a component of the tax provision in the period in which the assessment of a penalty becomes likely.  Janus does not believe that it is subject to any penalties related to its tax contingencies and therefore, has not accrued a liability for tax penalties.

In the event of an overpayment of income taxes, taxing authorities generally pay interest from the date of the overpayment through the date on which an amended return is filed.  Janus records interest income from taxing authorities as a component of the tax provision.

Note 5 — Long-Term Debt

On June 14, 2007, Janus issued $300.0 million of 6.250% Senior Notes due June 15, 2012, and $450.0 million of 6.700% Senior Notes due June 15, 2017 (collectively the “2007 senior notes”).  Interest will be paid semiannually on June 15 and December 15 of each year, beginning December 15, 2007.   The proceeds from the June 14, 2007 issuances were $748.4 million.  On June 26, 2007, approximately $160.0 million of the total proceeds were used to repay the 7.875% Senior Notes due 2032 plus accrued and unpaid interest as of the redemption date.  The remaining proceeds may be used for possible future acquisitions, the repurchase of Janus’ common stock, and/or general corporate purposes.

If the Company experiences a change of control and the 2007 senior notes are rated below investment grade by Standard & Poor’s Rating Service (“S&P”) or Moody’s Investors Service, Inc. (“Moody’s”), the Company must offer to repurchase all of the 2007 senior notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

The terms of the 2007 senior notes also include an interest rate adjustment covenant that provides that the interest rate payable on 2007 senior notes will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s from its existing rating of Baa3 or by S&P from its existing rating of BBB-, up to a maximum increase of 200 basis points.  If at any time after the interest on the new notes has been adjusted upward, either Moody’s or S&P increases its rating on the new notes, then for each level of such increase in the rating the interest payable on the new notes will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance.  The interest rate adjustment covenant will permanently terminate  if the new notes become rated Baa2 by Moody’s and BBB by S&P (or higher), with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies.

In addition, Janus entered into supplemental indentures to add the same interest rate adjustment covenant to the terms of all of its outstanding 5.875% Senior Notes due September 15, 2011, 6.119% Senior Notes due April 15, 2014, and 7.750% Senior Notes due June 15, 2009.

Note 6 — Long-Term Incentive Compensation

Janus generally grants annual long-term incentive awards in February of each year.  The February 2007 grant totaled $61.0 million and consisted of $21.7 million of restricted stock (0.9 million shares at $21.01 per share), $12.8 million of stock options and $26.5 of mutual fund units and will be recognized over a four year period, subject to accelerated vesting if certain financial performance criteria are achieved.

A total of 1.8 million options with a grant date fair value of $7.02 per option were awarded as part of the 2007 annual grant.  The grant date fair value of stock options was determined using the Black-Scholes model with the following assumptions: expected volatility of 28%, dividend yield of 0.22%, risk-free interest rate of 4.86% and an expected life of five years.

Note 7 — Other Income, Net

The components of other income represent investment income and investment gains, net of losses, as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Gains, net of losses	$0.4	$2.0	$1.2	$4.5
Dividend income	2.9	2.4	5.9	5.4
Interest income	2.3	3.4	5.6	6.9
Total	$5.6	$7.8	$12.7	$16.8

Note 8 — Segment Information

Reportable segments are identified by management based on Janus’ organizational structure and the business activities from which it earns revenue.  Janus has determined that it has two primary lines of business: investment management and printing and fulfillment.  The following is a summary of financial information concerning the segments (in millions):

	Three months ended June 30,
	Investment	Printing and
	Management	Fulfillment	Consolidated
2007:
Revenues	$273.0	$21.9	$294.9
Net income (loss)	$51.6	$(2.8)	$48.8

2006:
Revenues	$233.1	$21.5	$254.6
Net income (loss)	$33.2	$(2.1)	$31.1

	Six months ended June 30,
	Investment	Printing and
	Management	Fulfillment	Consolidated
2007:
Revenues	$520.9	$45.4	$566.3
Net income (loss)	$89.6	$(5.2)	$84.4

2006:
Revenues	$465.6	$45.1	$510.7
Net income (loss)	$70.5	$(4.1)	$66.4

Note 9 — Legal Proceedings

Janus is subject to various legal proceedings arising from normal business operations.  Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial condition of Janus.  However, an adverse outcome in any of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded.  Due to the resolution of certain matters, the Company released litigation reserves of $6.3 million during the second quarter 2007.  As of June 30, 2007, Janus has no litigation reserves as management believes that the remaining claims made in the civil actions described below have little or no merit and intends to defend against them.

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

In August 2005, the U.S. District Court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors in the Marini and Steinberg cases described above, except certain claims under Section 10(b) of the Securities Exchange Act of 1934 and under Section 36(b) of the Investment Company Act of 1940.  The U.S. District Court also entered an order dismissing all claims in the Wiggins lawsuit.  Plaintiffs have appealed that dismissal.  In August 2006, the U.S. District Court in the Wangberger 401(k) plan class action dismissed the action with prejudice, and the plaintiff appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit.  Finally, the U.S. District Court also dismissed the Chasen lawsuit against Janus’ Board of Directors without leave to amend ruling that the plaintiff had failed to make a pre-suit demand on the Board of Directors as required by applicable state law. The time to appeal from this dismissal has expired.  As a result of the above events, the Company and Janus Capital Management, LLC (“JCM”) are the remaining defendants, in some capacity, in one or more of the actions described in the preceding paragraph.

As previously disclosed, the Auditor of the State of West Virginia, in his capacity as securities commissioner, initiated administrative proceedings against many of the defendants in the market timing cases (including Janus) and seeks disgorgement and other monetary relief based on similar market timing allegations (In the Matter of Janus Capital Group Inc. et al., Before the Securities Commissioner, State of West Virginia, Summary Order No. 05-1320).  In September 2006, Janus filed its answer to the Auditor’s summary order instituting proceedings, and requested a hearing.  A hearing was held in June 2007, during which the parties were ordered to submit a scheduling order.  In addition to a recently filed Motion to Discharge Order to Show Cause, Janus continues to challenge the statutory authority of the Auditor to bring such an action.

Excessive Fee Litigation

JCM was a defendant in a consolidated lawsuit challenging the investment advisory fees charged by JCM to certain funds managed by JCM (Walter Sins, et al. v. Janus Capital Management, LLC, U.S. District Court, District of Colorado, Case No. 04-CV-01647-WDM-MEH; Michael Fleisher, et al. v. Janus Capital Management LLC, 04-CV-02395-MSK-CBS) (collectively, “Excessive Fee Litigation”).  The Excessive Fee Litigation was filed by fund investors asserting breach of fiduciary duty under Section 36(b) of the Investment Company Act of 1940.  The parties entered into a Stipulation of Dismissal and the Court dismissed the matter in May 2007.

IPO Antitrust Litigation

In 2001, a Janus subsidiary was named as a defendant in a class action suit filed in the U.S. District Court for the Southern District of New York.  (Pfeiffer v. Credit Suisse First Boston, U.S. District Court, Southern District of New York, Case No. 01-CV-2014).  The suit alleges that certain underwriting firms and institutional investors violated antitrust laws in connection with initial public offerings. The U.S. District Court dismissed the plaintiff’s antitrust claims in November 2003.  In September 2005, the U.S. Court of Appeals for the Second Circuit vacated the U.S. District Court’s decision to dismiss the claims and remanded the case for further proceedings.  In March 2006, the defendants, including the Janus subsidiary, filed a Petition for a Writ of Certiorari with the U.S. Supreme Court to review the U.S. Court of Appeal’s decision.  The U.S. Supreme Court granted the Petition for a Writ of Certiorari and heard arguments on the matter in March 2007.  In June 2007, the U.S. Supreme Court ruled in favor of the defendants, including the Janus subsidiary, holding that “the securities law implicitly precludes the application of the antitrust laws to the conduct alleged in this case.”

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In addition, Janus Capital Group Inc. (“Janus” or the “Company”) may make other written and oral communications from time to time that contain such statements.  Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations.  These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in our filings with the Securities and Exchange Commission, including those in Part I, Item 1A, Risk Factors, and elsewhere in Janus’ Annual Report on Form 10-K for the year ended December 31, 2006, and in Part II, Item 1A, Risk Factors, in this Form 10-Q .  Janus cautions readers to carefully consider such factors.  Furthermore, such forward-looking statements speak only as of the date on which such statements are made.  Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Highlights for the current quarter include:

•                  As of June 30, 2007, approximately 82%, 77% and 67% of the funds in the Company’s primary fund family, Janus Investment Fund (“JIF”), were in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively.

•                  Janus ex-INTECH achieved positive quarterly flows for the first time since second quarter 2001.

•                  Net income of $48.8 million, or $0.27 per diluted share.

•                  A $750.0 million debt offering was completed on June 14, 2007.

•                  Repurchased 10.4 million shares of common stock at a total price of $276.5 million.

INVESTMENT MANAGEMENT SEGMENT

Assets Under Management and Flows

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in billions)		(in billions)

Beginning of period assets	$176.2	$158.1	$167.7	$148.5
Long-term sales
Janus ex-INTECH	8.1	4.9	15.2	10.5
INTECH	4.5	3.7	9.5	9.4
Long-term redemptions
Janus ex-INTECH	(6.6)	(7.9)	(13.7)	(14.0)
INTECH	(3.2)	(1.1)	(5.1)	(2.8)
Long-term net flows *
Janus ex-INTECH	1.5	(3.0)	1.5	(3.5)
INTECH	1.3	2.6	4.4	6.6
Total long-term net flows	2.8	(0.4)	5.9	3.1
Net money market flows	1.3	1.2	2.8	0.4
Market / fund performance	10.3	(5.5)	14.2	1.4
End of period assets	$190.6	$153.4	$190.6	$153.4

Average assets under management	$188.2	$154.0	$180.2	$154.2

*                    Excludes money market flows.  Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

Average assets under management increased 22.2% and 16.9% for the three- and six-month periods ended June 30, 2007, respectively, as compared to the same periods in 2006.  The increase in average assets under management is a result of market appreciation/fund performance and positive long-term net flows.

Results of Operations

	Three months ended June 30,		Six months ended June 30
	2007	2006	2007	2006
	(in millions)		(in millions)
Revenues:
Investment management fees	$220.6	$187.0	$421.5	$372.6
Performance fees	3.8	4.3	6.3	8.5
Shareowner servicing fees and other	48.6	41.8	93.1	84.5
Total	273.0	233.1	520.9	465.6

Operating Expenses:
Employee compensation and benefits	86.8	78.2	174.2	161.6
Long-term incentive compensation	17.0	23.0	35.7	45.0
Marketing and advertising	5.0	7.7	10.1	13.1
Distribution	34.5	27.2	65.1	54.0
Depreciation and amortization	8.7	8.3	15.8	16.6
General, administrative and occupancy	26.9	31.4	57.1	65.1
Restructuring and impairments	—	—	0.4	—
Mutual fund investigation recoveries	(0.3)	—	(0.8)	(10.0)
Total	178.6	175.8	357.6	345.4

Operating Income	94.4	57.3	163.3	120.2

Operating margin	34.6%	24.6%	31.3%	25.8%

Interest expense	(11.5)	(7.2)	(21.0)	(14.2)
Other income, net	5.0	7.2	11.4	15.7
Income before taxes, equity earnings and minority interest	87.9	57.3	153.7	121.7
Income tax provision	(32.9)	(20.9)	(56.3)	(44.3)
Equity in earnings of unconsolidated affiliate	1.7	2.0	3.4	3.7
Minority interest in consolidated earnings	(5.1)	(5.2)	(11.2)	(10.6)

Net Income	$51.6	$33.2	$89.6	$70.5

Three Months Ended June 30, 2007, Compared with Three Months Ended June 30, 2006

Revenues

Investment management fees increased $33.6 million, or 18.0%, as a result of the increase in average assets under management partially offset by a higher proportion of lower yielding INTECH products.

Performance fees have historically been earned on certain INTECH institutional accounts.  The decline in performance fee revenue was primarily the result of relative underperformance of certain INTECH accounts partially offset by the conversion of certain mutual funds to a performance fee structure in the first quarter 2007.

Shareowner servicing fees and other revenue improved over the comparable prior year period primarily as a result of an increase in transfer agent fees which are based on average JIF assets under management, excluding money market assets.  Average JIF assets increased 16.3% over second quarter 2006.

Expenses

Employee compensation and benefits increased from the same period last year, principally due to higher base salaries, companywide bonus accrual and commissions.  Base salaries increased $2.4 million from annual merit raises and growth in the number of employees. The annual companywide bonus accrual increased $4.4 million as a result of an increase in headcount and anticipated 2007 revenue growth and improvements in operating results.  Investment management incentive compensation was down slightly as a result of a new investment team compensation plan implemented in the first quarter 2007. The new plan continues to be linked to individual long-term performance, but also ties the aggregate level of compensation to investment management fee revenue.  As management fee revenue increases, investment management compensation is expected to increase as well.

Long-term incentive compensation declined quarter-to-quarter due to the final vesting of the 2002 restricted stock grant in the first quarter 2007, partially offset by an increase related to the 2007 annual grant awarded in February and a $2.5 million charge for departure-related accelerated vesting of long-term incentive awards.

Distribution expense increased $7.3 million or 26.8%, primarily as a result of the growth in assets under management subject to third-party concessions.  Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

General, administrative and occupancy expense decreased $4.5 million primarily due to the release of $6.3 million of legal reserves.

Interest expense for the three months ended June 30, 2007, increased $4.3 million as a result of an increase in outstanding debt from $375.7 million as of June 30, 2006 to $1,127.6 million as of June 30, 2007.

Other income decreased $2.2 million as a result of lower realized gains from sales of investments and lower interest income due to a decline in the average cash balance quarter over quarter.

Six Months Ended June 30, 2007, Compared with Six Months Ended June 30, 2006

Revenues

Investment management fees increased $48.9 million, or 13.1%, as a result of a 16.9% increase in average assets under management partially offset by a higher proportion of lower yielding INTECH products.

Performance fees declined $2.2 million as a result of the relative underperformance of certain INTECH accounts, partially offset by mutual fund performance fees of $2.3 million.

Shareowner servicing fees and other revenue increased $8.6 million, or 10.2%, primarily as a result of higher transfer agent fees driven by an 11.5% growth in JIF average assets under management.

Expenses

Employee compensation and benefits increased $12.6 million due to higher base salaries, companywide bonus accrual and commissions.  Commissions increased $2.1 million as a result of higher fund sales.

Long-term incentive compensation decreased $9.3 million as a result of the final vesting of the 2002 restricted stock grant, partially offset by an increase related to the 2007 annual grant and departure-related acceleration of awards.  Grants made during the six months ended June 30, 2007, totaled $63.7 million and will be recognized over a weighted average period of 4.0 years, assuming no acceleration of vesting.  These awards are subject to accelerated vesting if certain performance criteria are achieved.

Marketing and advertising expenses were down $3.0 million in the current period primarily as a result higher fund proxy costs in the comparable prior year period.  Janus anticipates that full year 2007 marketing and advertising costs will be $7.0 to $10.0 million higher than full year 2006 as the Company focuses additional spending on the promotion and awareness of the Janus brand.

Distribution expense increased $11.1 million as a result of the growth in assets under management subject to third-party concessions.

General, administrative and occupancy expense decreased $8.0 million primarily due to the release of $6.3 million of legal reserves.

The decrease in other income is primarily attributable to a prior period gain of $4.5 million on the sale of certain investments in advised funds as compared to a current year gain of $1.2 million.

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)

Printing and fulfillment revenue	$16.9	$17.3	$34.5	$36.1
Out-of-pocket reimbursements	5.0	4.2	10.9	9.0
Total revenue	21.9	21.5	45.4	45.1

Cost of printing and fulfillment	17.4	17.4	34.9	35.9
Out-of-pocket expenses	5.0	4.2	10.9	9.0
Selling, general and administrative expenses	2.7	2.1	5.4	4.1
Depreciation and amortization	2.0	1.9	4.1	3.9
Operating loss	(5.2)	(4.1)	(9.9)	(7.8)
Operating margin	-24%	-19%	-22%	-17%

Other income, net	0.6	0.6	1.3	1.1
Tax benefit	1.8	1.4	3.4	2.6
Net loss	$(2.8)	$(2.1)	$(5.2)	$(4.1)

Print volumes and revenue from fulfillment, digital printing and offset printing were down from the prior year.  Operating expenses increased and margins declined as a result of higher general and administrative costs.  Out-of-pocket reimbursements represent postage and mailing expenses incurred by RSG on behalf of its customers and generally vary from period to period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of consolidated cash flow data for the six-month periods ended June 30, 2007 and 2006 is as follows (in millions):

	2007	2006
Cash flows provided by (used for):
Operating activities	$109.8	$146.8
Investing activities	(34.9)	(117.8)
Financing activities	107.5	(243.7)
Net change in cash and cash equivalents	182.4	(214.7)
Balance beginning of period	559.7	552.6
Balance end of period	$742.1	$337.9

Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements.  Cash provided by operating activities for the six months ended June 30, 2007, was down from the cash provided by operating activities for the prior year period as a result of changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments.

Cash used for investing activities for the six months ended June 30, 2007, includes $81.0 million for the purchase of an additional 4% interest in INTECH and $56.8 million of proceeds from the net sale of investments.  Cash provided by investing activities for the comparable prior year period primarily represents an acquisition of a 5% interest in INTECH and the net purchase of investments.

Cash provided by financing activities for the six months ended June 30, 2007, includes $748.4 million of proceeds from the issuance of long-term debt, offset by the debt repayment of $158.1 million and stock buybacks of $491.7 million.  Cash used for financing activities for the comparable prior year primarily represents stock buybacks of $250.3 million.

Other Sources of Liquidity

Credit Facility

On June 1, 2007, the Company and the syndicate of banks amended the existing $200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement (the “Credit Facility”).  Under the amended Credit Facility, the bank syndicate’s commitment has been increased to $350 million and the maturity date has been extended from October 19, 2008 to June 1, 2012.  The Credit Facility contains a number of financial covenants including a specified financing leverage ratio and interest coverage ratio.  At June 30, 2007, there were no borrowings under the Credit Facility.

Shelf Registration

In June 2007, the Company filed a new Shelf Registration Statement (“Shelf Registration”) on Form S-3 that registered an indeterminate amount of Janus’ common stock, preferred stock and debt securities.  This Shelf Registration was effective immediately upon filing under new Securities and Exchange Commission regulations permitting “well-known seasoned issuers” to register an unlimited amount of securities to be issued from time to time at indeterminate prices.  The Shelf Registration replaces the $325 million remaining under Janus’ previous shelf registration.  The issuances of debt described below were issued under the Shelf Registration.

Debt

On June 14, 2007, Janus issued $300.0 million of 6.250% Senior Notes due June 15, 2012, and $450.0 million of 6.700% Senior Notes due June 15, 2017 (collectively the “2007 senior notes”).  Interest will be paid semiannually on June 15 and December 15 of each year, beginning December 15, 2007.   The proceeds from the June 14, 2007 issuances were $748.4 million.  On June 26, 2007, approximately $160.0 million of the total proceeds were used to repay the 7.875% Senior Notes due 2032 plus accrued and unpaid interest as of the redemption date.  The remaining proceeds may be used for possible future acquisitions, the repurchase of Janus’ common stock, and/or general corporate purposes.

If the Company experiences a change of control and the 2007 senior notes are rated below investment grade by Standard & Poor’s Rating Service (“S&P”) or Moody’s Investors Service, Inc. (“Moody’s”), the Company must offer to repurchase all of the 2007 senior notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

The terms of the 2007 senior notes also include an interest rate adjustment covenant that provides that the interest rate payable on 2007 senior notes will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s from its existing rating of Baa3 or by S&P from its existing rating of BBB-, up to a maximum increase of 200 basis points.  If at any time after the interest on the new notes has been adjusted upward, either Moody’s or S&P increases its rating on the new notes, then for each level of such increase in the rating the interest payable on the new notes will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance.  The interest rate adjustment covenant will permanently terminate  if the new notes become rated Baa2 by Moody’s and BBB by S&P (or higher), with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies.

In addition, Janus entered into supplemental indentures to add the same interest rate adjustment covenant to the terms of all of its outstanding 5.875% Senior Notes due September 15, 2011, 6.119% Senior Notes due April 15, 2014, and 7.750% Senior Notes due June 15, 2009.

Annual interest expense is expected to increase approximately $36.6 million from the issuance of debt on June 14, 2007 and the debt repayment on June 26, 2007.

INTECH Put/Call Rights

Each fiscal year beginning in 2008 and terminating in 2012, each of the two INTECH founding members has the option to require Janus to purchase up to approximately 25% of their current holdings of INTECH shares (“Annual Option Shares”) at the fair market value on the date of exercise based on a valuation by an independent investment bank.  As of June 30, 2007, each of the two founders owns approximately 6% of INTECH.  In the event that either INTECH founder does not fully exercise his annual voluntary sale option in a given year, Janus has the option to require the INTECH founder to sell the remaining balance of the Annual Option Shares at fair market value on the date of exercise.

In addition, the founders can require Janus to purchase their INTECH interests when the founder’s employment is terminated.  The purchase price of the departing founder’s INTECH interests will be based on the fair market value on the date of exercise based on a valuation by an independent investment bank.  Each founder is entitled to retain approximately twenty percent of his current INTECH shares after employment until his death unless he is terminated for cause or leaves voluntarily while not in good standing .  An INTECH founder will be deemed to be in good standing if he voluntarily leaves on or after January 1, 2009, after providing 12 months’ prior notice and provided he cooperates with the transition.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 other than the potential change in interest rates on the Company’s debt in the event of a change in credit ratings by Moody’s or S&P.  See discussion of debt in Part 1, Item 2 - Liquidity and Capital Resources.

Item 4.                          Controls and Procedures

Janus’ management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  Gary Black, Chief Executive Officer, and Gregory Frost, Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Black and Frost concluded that as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.

There has been no change in Janus’ internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.                          Legal Proceedings

See Part I, Item 1. Financial Statements, Note 9 — Legal Proceedings.

Item 1A.                 Risk Factors

The Company has had no significant changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 other than those listed below:

Janus’ results are dependent on its ability to attract and retain key personnel.

The investment management business is highly dependent on the ability to attract, retain and motivate highly skilled, and often highly specialized, technical, executive, sales and management personnel.  The market for investment and sales professionals is extremely competitive and is increasingly characterized by the frequent movement of portfolio managers, analysts and salespersons among different firms.  Any cost reduction initiative, changes to management structure, shifts in corporate culture, changes to corporate governance authority, or adjustments or reductions to compensation (including, but not limited to, the implementation of the new portfolio managers’ compensation program that is tied to the Company’s revenue) could result in legal claims and could impact Janus’ ability to retain key personnel.  If Janus is unable to retain key personnel, it could have an adverse effect on Janus’ results of operations and financial condition.  Additionally, portfolio managers and salespersons often maintain relationships with their clients.  As such, the departure of a portfolio manager or salesperson may cause the loss of clients, which could have an adverse effect on Janus’ results of operations and financial condition.

Janus’ substantial indebtedness could adversely affect its financial condition and results of operations.

As a result of the successful completion of the $750 million debt offering in June 2007, Janus has a significant amount of indebtedness which could limit our ability to obtain additional financing for working capital, capital expenditures, stock repurchases, acquisitions, debt service requirements or other purposes.  It may also increase Janus’ vulnerability to adverse economic, market and industry conditions, limit Janus’ flexibility in planning for, or reacting to, changes in business operations or to the asset management industry overall, and place Janus at a disadvantage in relation to competitors that have lower debt levels.  Any or all of the above events and/or factors could have an adverse effect on results of operations and financial condition.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2007, Janus’ Board of Directors authorized the repurchase of up to an additional $500 million of Janus common stock with no expiration date, to take effect when the prior authorization was fully utilized, which occurred on February 27, 2007.   On July 24, 2007, Janus’ Board of Directors authorized another $500 million stock repurchase program to take effect when the current authorization is utilized.  During the first six months of 2007, Janus repurchased 19.8 million shares at an aggregate cost of $476.7 million under the current and previous authorizations.  The Company cautions that there are no assurances that any future repurchases will actually occur.

In addition to this program, for the six months ended June 30, 2007, Janus repurchased 710,154 shares from employees as a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards, and 178 shares were surrendered to Janus related to the exercise of stock options.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
January	2,195,910	$21.06	2,098,186	$587 million
February	4,944,512	$21.71	4,761,600	$483 million
March	2,970,268	$20.48	2,575,500	$431 million
April	1,590,557	$23.60	1,590,557	$393 million
May	3,814,728	$26.10	3,779,800	$294 million
June	5,024,181	$27.91	5,024,181	$154 million
Total	20,540,156	$23.94	19,829,824

Item 4.                          Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Janus Capital Group Inc. was held in Denver, Colorado, on May 1, 2007.  At that meeting, the stockholders considered and acted upon the following proposals:

Proposal 1.  The Election of Directors.  By the vote reflected below, the stockholders elected the following individuals as directors for three-year terms:

Director	For	Against	Abstain
G. Andrew Cox	155,023,339	11,771,832	2,343,827
Deborah R. Gatzek	159,346,035	8,617,440	1,175,523
Robert T. Parry	160,538,699	7,417,078	1,183,221
Jock Patton	160,498,184	7,438,822	1,201,992

Proposal 2.  Ratification of Independent Auditors.  The stockholders voted to ratify the appointment of Deloitte & Touche LLP as independent auditors.

This proposal is fully described in the Proxy Statement.  Voting was as follows:

	For	Against	Abstain
Proposal 2	165,662,749	2,179,226	1,297,023

Item 6. Exhibits

10.1	Summary of Janus Capital Group Inc. Outside Director Compensation Program

31.1	Certification of Gary D. Black, Chief Executive Officer of Registrant

31.2	Certification of Gregory A. Frost, Senior Vice President and Chief Financial Officer of Registrant

32.1	Certification of Gary D. Black, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: July 30, 2007

Janus Capital Group Inc.

/s/ Gary D. Black
Gary D. Black, Chief Executive Officer

/s/ Gregory A. Frost
Gregory A. Frost, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert W. Blakley
Robert W. Blakley Vice President and Controller (Principal Accounting Officer)

JANUS CAPITAL GROUP INC.
INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601 (b) Exhibit No.
10.1	Summary of Janus Capital Group Inc. Outside Director Compensation Program	10

31.1	Certification of Gary D. Black, Chief Executive Officer of Registrant	31

31.2	Certification of Gregory A. Frost, Senior Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Gary D. Black, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Gregory A. Frost, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

99.1	Lipper Rankings	99