Form 10-Q
period 2007-09-30
JANUS CAPITAL GROUP INC
filed 2007-10-25
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
          Yes ☐             No ☒

As of October 24, 2007, there were 170,466,879 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30, 2007	December 31, 2006(1)
ASSETS

Current assets:
Cash and cash equivalents	$605.4	$507.1
Marketable securities	119.6	173.1
Accounts receivable	140.1	126.4
Income taxes receivable	1.2	5.4
Other current assets	53.5	41.6
Assets related to discontinued operations	107.2	157.6
Total current assets	1,027.0	1,011.2

Other assets	117.6	99.0
Property and equipment (net of accumulated depreciation of $124.3 and $132.9, respectively)	46.6	47.2
Intangibles, net	1,313.3	1,290.0
Goodwill	1,140.1	1,090.5

Total assets	$3,644.6	$3,537.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2.3	$1.8
Accrued compensation and benefits	98.7	102.7
Other accrued liabilities	90.0	69.9
Liabilities related to discontinued operations	13.2	17.7
Total current liabilities	204.2	192.1

Other liabilities:
Long-term debt	1,127.6	537.2
Deferred income taxes	399.1	394.4
Other liabilities	62.6	90.0
Total liabilities	1,793.5	1,213.7

Commitments and contingencies

Minority interest in consolidated subsidiary	7.5	17.8

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.7	1.9
Retained earnings (2)	1,823.4	2,293.4
Accumulated other comprehensive income	18.5	11.1
Total stockholders’ equity	1,843.6	2,306.4

Total liabilities and stockholders’ equity	$3,644.6	$3,537.9

Notes:	(1)	2006 has been reclassified to separately present the assets and liabilities of continuing and discontinued operations.See Note 4
	(2)	Retained earnings includes a cumulative-effect adjustment as of January 1, 2007, of $29.9 million for the adoption of FIN 48. See Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006 (1)	2007	2006 (1)

Revenues:
Investment management fees	$228.5	$183.5	$650.0	$556.1
Performance fees	5.1	4.0	11.4	12.5
Shareowner servicing fees and other	51.0	41.5	144.1	126.0
Total	284.6	229.0	805.5	694.6

Operating Expenses:
Employee compensation and benefits	91.1	70.7	265.3	232.3
Long-term incentive compensation	13.8	17.0	49.5	62.0
Marketing and advertising	6.5	6.6	16.6	19.7
Distribution	35.4	26.1	100.5	80.1
Depreciation and amortization	8.9	7.6	24.7	24.2
General, administrative and occupancy	33.1	33.5	89.4	88.6
Restructuring and impairments	—	10.5	0.4	10.5
Total	188.8	172.0	546.4	517.4

Operating Income	95.8	57.0	259.1	177.2

Interest expense	(18.9)	(8.1)	(39.9)	(22.3)
Other income, net	8.9	8.0	20.3	23.7
Income before taxes, equity earnings and minority interest	85.8	56.9	239.5	178.6
Income tax provision	(32.0)	(20.4)	(88.3)	(64.7)
Equity in earnings of unconsolidated affiliate	1.9	1.7	5.3	5.4
Minority interest in consolidated earnings	(4.9)	(5.6)	(16.1)	(16.2)

Income from continuing operations	50.8	32.6	140.4	103.1

Loss from discontinued operations	(38.6)	(3.1)	(43.8)	(7.2)

Net income	$12.2	$29.5	$96.6	$95.9

Earnings per Share-Basic:
Income from continuing operations	$0.30	$0.16	$0.78	$0.50
Loss from discontinued operations	(0.23)	(0.02)	(0.24)	(0.04)
Net income	$0.07	$0.15	$0.54	$0.47

Earnings per Share-Diluted:
Income from continuing operations	$0.29	$0.16	$0.77	$0.50
Loss from discontinued operations	(0.22)	(0.02)	(0.24)	(0.03)
Net income	$0.07	$0.15	$0.53	$0.46

Note:  (1) Prior periods have been reclassified to separately present the results of continuing and discontinued operations. See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended September 30,
	2007	2006 (1)
CASH FLOWS PROVIDED BY (USED FOR):
Continuing Operations
Operating Activities:
Net income	$140.4	$103.1
Adjustments to net income:
Depreciation and amortization	24.7	24.2
Deferred income taxes	27.0	(8.6)
Minority interest in consolidated earnings	16.1	16.2
Amortization of stock-based compensation	33.0	53.7
Realized gain on the sale of investments	(0.4)	(5.7)
Payment of deferred commissions, net	(26.2)	2.1
Other, net	(5.5)	8.6
Changes in working capital items:
Accounts receivable	(13.7)	8.9
Other current assets	(3.0)	(1.7)
Accounts payable and accrued compensation payable	(3.5)	(20.1)
Other accrued liabilities	14.9	16.8
Net operating	203.8	197.5

Investing Activities:
Purchase of property and equipment	(13.6)	(9.2)
Acquisitions of INTECH	(81.0)	(90.0)
Purchase of marketable securities	(62.0)	(60.7)
Proceeds from sales and maturities of marketable securities	120.4	90.8
Escrow deposit	—	(113.1)
Net investing	(36.2)	(182.2)

Financing Activities:
Proceeds from issuance of long-term debt	748.4	275.0
Debt issuance costs	(6.9)	(2.1)
Repayment of long-term debt	(158.1)	—
Proceeds from stock plans	51.4	35.1
Excess tax benefit from equity-based compensation	5.3	4.0
Repurchase of common stock	(675.6)	(388.4)
Distributions to minority interest	(26.6)	(21.8)
Dividends paid to shareholders	(7.2)	(8.3)
Net financing	(69.3)	(106.5)

Cash and Cash Equivalents:
Net increase (decrease)	98.3	(91.2)
At beginning of period	507.1	501.0
At end of period	$605.4	$409.8

Discontinued Operations
Operating activities	$(1.8)	$0.1
Investing activities	(1.4)	(1.6)
Cash and Cash Equivalents:
Net decrease	(3.2)	(1.5)
At beginning of period	52.6	51.6
At end of period	$49.4	$50.1

Supplemental Cash Flow Information:
Cash paid for interest	$27.6	$22.1
Cash paid for income taxes	$51.2	$55.5

Note:  (1) Prior periods have been reclassified to separately present the results of continuing and discontinued operations.  See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share Data)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2005	216.0	$2.2	$2,569.3	$9.7	$2,581.2

Net income			133.6		133.6
Net unrealized gains on marketable securities				15.4	15.4
Net loss on cash flow hedge				(2.4)	(2.4)
Reclassification for gains included in net income				(6.5)	(6.5)
Foreign currency translation adjustment				(5.1)	(5.1)
Comprehensive income					135.0
Amortization of stock-based compensation			72.4		72.4
Issuance and forfeitures of restricted stock awards	0.3				—
Stock option exercises	3.1		42.1		42.1
Common stock repurchased	(25.9)	(0.3)	(516.1)		(516.4)
Change of interest in subsidiary			0.4		0.4
Common stock dividends ($0.04 per share)			(8.3)		(8.3)
Balance at December 31, 2006	193.5	1.9	2,293.4	11.1	2,306.4

Cumulative-effect adjustment for the adoption of a new accounting principle			29.9		29.9
Net income			96.6		96.6
Net unrealized gains on marketable securities				6.5	6.5
Amortization of net loss on cash flow hedge				0.3	0.3
Reclassification for gains included in net income				(0.2)	(0.2)
Foreign currency translation adjustment				0.8	0.8
Comprehensive income					104.0
Amortization of stock-based compensation			33.0		33.0
Issuance and forfeitures of restricted stock awards	0.8				—
Tax impact of stock-based compensation			1.7		1.7
Stock option exercises	3.0		51.4		51.4
Common stock repurchased	(27.0)	(0.2)	(675.4)		(675.6)
Common stock dividends ($0.04 per share)			(7.2)		(7.2)
Balance at September 30, 2007	170.3	$1.7	$1,823.4	$18.5	$1,843.6

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

The accompanying consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except as discussed in Note 4 and Note 5.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Income from continuing operations	$50.8	$32.6	$140.4	$103.1
Loss from discontinued operations	(38.6)	(3.1)	(43.8)	(7.2)

Net income	$12.2	$29.5	$96.6	$95.9

Basic earnings per share
Weighted average common shares outstanding	171.2	201.0	179.5	205.4
Income from continuing operations	$0.30	$0.16	$0.78	$0.50
Loss from discontinued operations	(0.23)	(0.02)	(0.24)	(0.04)

Basic earnings per share	$0.07	$0.15	$0.54	$0.47

Diluted earnings per share
Weighted average common shares outstanding	171.2	201.0	179.5	205.4
Dilutive effect of stock options and unvested restricted stock using the treasury stock method	2.7	1.2	2.0	1.0
Weighted average diluted common shares outstanding	173.9	202.2	181.5	206.4
Income from continuing operations	$0.29	$0.16	$0.77	$0.50
Loss from discontinued operations	(0.22)	(0.02)	(0.24)	(0.03)

Diluted earnings per share	$0.07	$0.15	$0.53	$0.46

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options	3.3	10.0	5.3	6.7
Unvested restricted stock	—	—	—	1.0

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

Note 4 – Discontinued Operations

During the third quarter 2007, Janus initiated a plan to dispose of Rapid Solutions Group (“RSG”), previously reported as the Printing and Fulfillment segment, as a result of RSG’s difficulty in growing the business and Janus’ desire to focus on its core investment management business.

Janus assessed the fair value of RSG less estimated disposal costs and concluded that as a result of an inability to grow revenues combined with the possible loss of key contracts due to the expected sale, the carrying value of RSG had been impaired.  The fair value of RSG was estimated using market information for comparable transactions within the commercial printing industry combined with RSG’s historical operating data.  Based on this methodology, a $36.0 million impairment charge (net of a $1.6 million tax benefit) was recorded to write-down the carrying value of RSG to the estimated fair market value less costs to sell.  The impairment charge was allocated as follows; $33.6 million to goodwill (for which no tax benefit has been recorded), $1.4 million to property and equipment, and $1.0 million of intangible assets from the expected loss of certain client contracts.

Summarized operating results of RSG are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$20.8	$21.1	$66.2	$66.2
Expenses	25.8	26.8	81.1	79.7
Impairment	37.6	—	37.6	—
Operating loss	(42.6)	(5.7)	(52.5)	(13.5)
Other income, net	0.7	0.6	2.0	1.7
Tax benefit	3.3	2.0	6.7	4.6
Net loss	$(38.6)	$(3.1)	$(43.8)	$(7.2)

The carrying amounts of the significant classes of assets and liabilities related to discontinued operations are as follows:

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$49.4	$52.6
Accounts receivable, net	14.1	15.3
Property and equipment, net	7.8	13.1
Goodwill	24.2	57.8
Intangible assets, net	7.5	14.8
Other assets	4.2	4.0
Total assets	$107.2	$157.6

Accounts payable and accrued expenses	$11.0	$11.3
Deferred income taxes	0.8	4.9
Other liabilities	1.4	1.5
Total liabilities	$13.2	$17.7

In connection with the classification as discontinued operations, RSG’s intangibles and assets will no longer be subject to depreciation or amortization.

Note 5 – Adoption of New Accounting Principle

Janus adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007, which sets forth a specific method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  As a result of the implementation of FIN 48, Janus reduced its tax contingencies liability by $29.3 million, which had previously been accounted for under the provisions of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.”  The reduction in the liability and the related change in deferred taxes were accounted for as an increase to retained earnings on January 1, 2007.  The tax contingencies liability has been recorded in other long-term liabilities. A reconciliation of the beginning and ending liability is as follows (in millions):

Balance at January 1, 2007	$59.5
Cumulative effect of adoption of FIN 48	(29.3)
Accrued interest for the current period	1.4
Balance at September 30, 2007	$31.6

A deferred tax asset of $11.4 million has been recorded associated with the tax contingencies liability.  If the tax contingencies liability and related deferred tax asset are reversed in future periods, the effective tax rate would be favorably impacted by $20.2 million.

Tax returns filed in previous years are subject to audit by various federal, state and international taxing authorities and as a result of such audits, additional tax assessments may be proposed.  As of September 30, 2007, the majority of tax years from 1996 and forward remain subject to audit.  Based on information currently available, Janus management does not anticipate any material changes in the liability within the next twelve months.

Taxing authorities generally charge interest and penalties in the event that a tax position taken is subsequently reversed upon examination.  Janus has accrued interest on its uncertain tax provisions based on the rates specified by the applicable taxing authorities and has recorded the interest as a component of the tax provision.  At September 30, 2007, $9.8 million of accrued interest is included in the liability for tax contingencies.  Any potential penalties associated with a tax contingency will also be included as a component of the tax provision in the period in which the assessment of a penalty becomes likely.  Janus does not believe that it is subject to any penalties related to its tax contingencies and therefore, has not accrued a liability for tax penalties.

In the event of an overpayment of income taxes, taxing authorities generally pay interest from the date of the overpayment through the date on which an amended return is filed.  Janus records interest income from taxing authorities as a component of the tax provision.

Note 6 – Long-Term Debt

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

Note 7 – Long-Term Incentive Compensation

Janus generally grants annual long-term incentive awards in February of each year.  The February 2007 grant totaled $61.0 million and consisted of $21.7 million of restricted stock (0.9 million shares at $21.01 per share), $12.8 million of stock options and $26.5 million of mutual fund units and will be recognized over a four-year period, subject to accelerated vesting if certain financial performance criteria are achieved.  Additional long-term incentive awards granted during 2007 include $3.4 million of restricted stock which will generally be recognized over a four-year period and are not subject to acceleration.

A total of 1.8 million options with a grant date fair value of $7.02 per option were awarded as part of the 2007 annual grant.  The grant date fair value of stock options was determined using the Black-Scholes model with the following assumptions: expected volatility of 28%, dividend yield of 0.22%, risk-free interest rate of 4.86% and an expected life of five years.

Note 8 – Other Income, Net

The components of other income represent investment income and investment gains, net of losses, as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Gains, net of losses	$0.5	$2.3	$1.7	$6.8
Dividend income	5.9	2.7	11.8	8.1
Interest income	2.5	3.0	6.8	8.8
Total	$8.9	$8.0	$20.3	$23.7

Note 9 – Legal Proceedings

Janus is subject to various legal proceedings arising from normal business operations.  Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial condition of Janus.  However, an adverse outcome in any of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded.  As of September 30, 2007, Janus has no litigation reserves as management believes that the remaining claims made in the civil actions described below have little or no merit and intends to defend against them.

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

In August 2005, the U.S. District Court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors in the Marini and Steinberg cases described above, except certain claims under Section 10(b) of the Securities Exchange Act of 1934 and under Section 36(b) of the Investment Company Act of 1940.  The U.S. District Court also entered an order dismissing all claims in the Wiggins lawsuit.  Plaintiffs have appealed that dismissal.  In August 2006, the U.S. District Court in the Wangberger 401(k) plan class action dismissed the action with prejudice, and the plaintiff appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit.  Finally, the U.S. District Court also dismissed the Chasen lawsuit against Janus’ Board of Directors without leave to amend, ruling that the plaintiff had failed to make a pre-suit demand on the Board of Directors as required by applicable state law. The time to appeal this dismissal has expired.  As a result of the above events, the Company and Janus Capital Management LLC (“JCM”) are the remaining defendants, in some capacity, in one or more of the actions described in the preceding paragraph.

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

Miscellaneous Proceedings

On July 31, 2007, Edward Keely, a former portfolio manager, filed suit against a Janus subsidiary, alleging that it implemented certain changes to his compensation arrangement in violation of prior agreements between him and the Company (Edward Keely v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 7366).  Janus answered the complaint on August 28, 2007, denying any liability and challenging the merits of Mr. Keely’s allegations.  Trial is scheduled to commence in June 2008.

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

RESULTS OF OPERATIONS

Overview

Janus derives substantially all of its revenue and net income from its Investment Management operations, which provides investment management and administrative services to mutual funds, separate accounts and institutional clients in both domestic and international markets.  Janus provides investment advisory services through its primary subsidiaries, Janus Capital Management LLC (“JCM” or “Janus ex-INTECH”) and Enhanced Investment Technologies, LLC (“INTECH”).  The Company also owns a printing and fulfillment business (the “Printing and Fulfillment operations”).  In September 2007, Janus committed to a plan to pursue the sale of the Printing and Fulfillment operations and accordingly, it has been reported as discontinued operations.

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company’s mutual funds, separate accounts and subadvised relationships (collectively referred to herein as “products” or “investment products”).  Certain investment products are also subject to performance fees which vary based on their relative performance as compared to a benchmark index and the level of assets subject to such fees.  Assets under management primarily consist of domestic and international equity and debt securities.  Accordingly, fluctuations in the financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on Janus’ operating results.

INVESTMENT MANAGEMENT OPERATIONS

Highlights for the current quarter include:

•                  Janus ex-INTECH net flows were positive for the second consecutive quarter.

•                  As of September 30, 2007, approximately 89%, 73% and 67% of the funds in the Company’s primary fund family, Janus Investment Fund (“JIF”), were in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively.

•                  Net income from continuing operations was $50.8 million, or $0.29 per diluted share.

•                  Janus repurchased 6.5 million shares of its common stock at a total price of $183.5 million.

Assets Under Management and Flows

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in billions)		(in billions)

Beginning of period assets	$190.6	$153.4	$167.7	$148.5
Long-term sales
Janus ex-INTECH	9.2	3.3	24.4	13.8
INTECH	2.0	3.2	11.5	12.6
Long-term redemptions
Janus ex-INTECH	(6.3)	(5.2)	(20.0)	(19.3)
INTECH	(4.2)	(1.4)	(9.4)	(4.1)
Long-term net flows *
Janus ex-INTECH	2.9	(1.9)	4.4	(5.5)
INTECH	(2.2)	1.8	2.1	8.5
Total long-term net flows	0.7	(0.1)	6.5	3.0
Net money market flows	8.1	0.3	10.9	0.7
Market / fund performance	8.6	4.7	22.9	6.1
End of period assets	$208.0	$158.3	$208.0	$158.3

Average assets under management	$193.5	$153.2	$184.6	$153.9

*	Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

Average assets under management increased 26.3% and 19.9% for the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods in 2006.  The increase in average assets under management is a result of market appreciation/fund performance and positive net flows.

INTECH experienced net outflows for the first quarter since its acquisition by Janus in 2002.  INTECH outflows are partially attributable to the recent relative underperformance of certain key investment strategies.  Continued underperformance may lead to additional INTECH outflows.

Results of Investment Management Operations

Three Months Ended September 30, 2007, Compared with Three Months Ended September 30, 2006

Revenues

Investment management fees increased $45.0 million, or 24.5%, as a result of the 26.3% increase in average assets under management.

Performance fees have historically been earned on certain INTECH institutional accounts.  Beginning in the first quarter 2007, certain mutual funds also became subject to performance fees.   The increase in performance fee revenue was primarily due to performance fees earned on mutual funds, partially offset by lower fees on INTECH institutional accounts as a result of recent relative underperformance.

Shareowner servicing fees and other revenue improved over the comparable prior year period primarily as a result of an increase in transfer agent fees which are based on average JIF assets under management, excluding money market assets.  Average JIF assets increased 24.0% over third quarter 2006.

Expenses

Employee compensation and benefits increased from the same period last year, principally due to higher base salaries, investment team compensation and commissions.  Base salaries increased $2.8 million from annual merit raises and growth in the number of employees.  Investment team compensation increased $11.1 million due to higher management fee revenue and relative investment performance.  The investment team compensation plan implemented in the first quarter 2007 is linked to individual long-term performance, but also ties the aggregate level of compensation to investment management fee revenue.  As management fee revenue increases, investment management compensation is expected to increase as well.  Sales commissions increased $2.6 million due to higher fund sales.

Long-term incentive compensation declined quarter-to-quarter due to the final vesting of the 2002 restricted stock grant in the first quarter 2007, partially offset by an increase related to the 2007 annual grant awarded in February.

Distribution expense increased $9.3 million, or 35.6%, primarily as a result of the growth in assets under management subject to third-party concessions.  Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

Interest expense for the three months ended September 30, 2007, increased $10.8 million as a result of an increase in outstanding debt from $650.4 million as of September 30, 2006, to $1,127.6 million as of September 30, 2007.

Nine Months Ended September 30, 2007, Compared with Nine Months Ended September 30, 2006

Revenues

Investment management fees increased $93.9 million, or 16.9%, as a result of a 19.9% increase in average assets under management.

Performance fees declined as a result of the relative underperformance of certain INTECH accounts, partially offset by mutual fund performance fees of $6.3 million.

Shareowner servicing fees and other revenue increased $18.1 million, or 14.4%, as a result of higher transfer agent fees driven by a 15.6% growth in JIF average assets under management.

Expenses

Employee compensation and benefits increased $33.0 million due to higher base salaries, investment team compensation and commissions.  The increase in investment team compensation is attributable to higher management fee revenue and relative investment performance.  Commissions increased as a result of improved fund sales.

Long-term incentive compensation decreased $12.5 million as a result of the final vesting of the 2002 restricted stock grant, partially offset by an increase related to the 2007 annual grant and departure-related acceleration of awards.  Grants made during the nine months ended September 30, 2007, totaled $64.4 million and will generally be recognized over a weighted average period of 4.0 years, assuming no acceleration of vesting.  These awards are generally subject to accelerated vesting if certain performance criteria are achieved.

Marketing and advertising expenses were down $3.1 million in the current period primarily as a result of higher fund proxy costs in the comparable prior year period, partially offset by higher print advertising expenses in the current period.  Janus initiated a new advertising campaign in the second quarter 2007 to focus additional spending on the promotion and awareness of the Janus brand.

Distribution expense increased $20.4 million as a result of the growth in assets under management subject to third-party concessions.

DISCONTINUED OPERATIONS

Business Overview

The Printing and Fulfillment operations, represented by Rapid Solutions Group (“RSG”), provide clients with digital and offset printing and fulfillment services.  The digital operation focuses on providing clients with communication solutions using leading-edge print-on-demand technology and software applications that support the process of improving the effectiveness of customer communication through personalization and customization.  The offset printing operations provide customers with full-service graphics and design solutions through prepress services and high-speed, high-quality offset printing, including direct marketing packages, brochures, preprinted base stock and collateral pieces.

During the third quarter 2007, Janus initiated a plan to dispose of RSG as a result of RSG’s difficulty in growing the business and Janus’ desire to focus on its core investment management business.

Results of Discontinued Operations

Production volume and revenue for three- and nine-month periods ended September 30, 2007, are comparable to the same periods in the prior year.  Current period operating results include a $37.6 million impairment charge to write-down RSG’s carrying value to management’s estimate of fair value less costs to sell.  Estimated fair value was based on market data from recent transactions in the commercial printing industry combined with RSG’s historical operating data.  Also factored in to the valuation was RSG’s inability to grow revenues and the potential loss of certain client contracts as a result of the expected sale.

Although Janus is pursuing the disposal of RSG, a sale price has not yet been negotiated.  A gain or additional loss may be recognized to the extent that the actual sale price varies from management’s estimate of fair value less costs to sell.  Janus expects to dispose of RSG within the next twelve months.

As a result of classifying RSG as discontinued operations, depreciation and amortization will no longer be recognized on the assets related to the printing and fulfillment operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of consolidated cash flow data from continuing operations for the nine-month periods ended September 30, 2007 and 2006 is as follows (in millions):

	2007	2006
Cash flows provided by (used for):
Operating activities	$203.8	$197.5
Investing activities	(36.2)	(182.2)
Financing activities	(69.3)	(106.5)
Net change in cash and cash equivalents	98.3	(91.2)
Balance beginning of period	507.1	501.0
Balance end of period	$605.4	$409.8

Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements.  Cash provided by operating activities for the nine months ended September 30, 2007, increased from the cash provided by operating activities for the prior year period as a result of changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments.

Cash used for investing activities for the nine months ended September 30, 2007, includes $81.0 million for the purchase of an additional 4% interest in INTECH and $58.4 million of proceeds from the net sale of investments.  Cash provided by investing activities for the comparable prior year period primarily represents an acquisition of a 5% interest in INTECH and $113.1 million of cash escrowed for the repayment of debt.

Cash provided by financing activities for the nine months ended September 30, 2007, includes $748.4 million of proceeds from the issuance of long-term debt, offset by repayment of $158.1 million of long-term debt and stock buybacks of $675.6 million.  Cash used for financing activities for the comparable prior year consists primarily of common stock repurchases of $388.4 million, partially offset by $275.0 million of proceeds from the issuance of long-term debt.

Other Sources of Liquidity

Credit Facility

On June 1, 2007, the Company and the syndicate of banks amended the existing $200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement (the “Credit Facility”).  Under the amended Credit Facility, the bank syndicate’s commitment has been increased to $350 million, and the maturity date has been extended from October 19, 2008, to June 1, 2012.  The Credit Facility contains a number of financial covenants including a specified financing leverage ratio and interest coverage ratio.  At September 30, 2007, there were no borrowings under the Credit Facility.

Shelf Registration

In June 2007, the Company filed a new Shelf Registration Statement (“Shelf Registration”) on Form S-3 that registered an indeterminate amount of Janus’ common stock, preferred stock and debt securities.  This Shelf Registration was effective immediately upon filing under new SEC regulations permitting “well-known seasoned issuers” to register an unlimited amount of securities to be issued from time to time at indeterminate prices.  The Shelf Registration replaces the $325 million remaining under Janus’ previous shelf registration.  The issuances of debt described below were issued under the Shelf Registration.

Debt

On June 14, 2007, Janus issued $300.0 million of 6.250% Senior Notes due June 15, 2012, and $450.0 million of 6.700% Senior Notes due June 15, 2017 (collectively, the “2007 senior notes”).  Interest will be paid semiannually on June 15 and December 15 of each year, beginning December 15, 2007.   The proceeds from the June 14, 2007, issuances were $748.4 million.  On June 26, 2007, approximately $160.0 million of the total proceeds were used to repay the 7.875% Senior Notes due 2032 plus accrued and unpaid interest as of the redemption date.  The remaining proceeds may be used for possible future acquisitions, the repurchase of Janus’ common stock; and/or general corporate purposes.

If the Company experiences a change of control and the 2007 senior notes are rated below investment grade by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), the Company must offer to repurchase all of the 2007 senior notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

The terms of the 2007 senior notes also include an interest rate adjustment that provides that the interest rate payable on 2007 senior notes will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s from its existing rating of Baa3 or by S&P from its existing rating of BBB-, up to a maximum increase of 200 basis points.  If at any time after the interest on the new notes has been adjusted upward; either Moody’s or S&P increases its rating on the new notes, then for each level of such increase in the rating, the interest payable on the new notes will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance.  The interest rate adjustment covenant will permanently terminate if the new notes become rated Baa2 by Moody’s and BBB by S&P (or higher), with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies.

In addition, Janus entered into supplemental indentures to add the same interest rate adjustment covenant to the terms of all of its outstanding 5.875% Senior Notes due September 15, 2011, 6.119% Senior Notes due April 15, 2014, and 7.750% Senior Notes due June 15, 2009.

Annual interest expense is expected to increase approximately $36.6 million from the issuance of debt on June 14, 2007, and the debt repayment on June 26, 2007.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company has had no significant changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 other than the potential change in interest rates on the Company’s debt in the event of a change in credit ratings by Moody’s or S&P.  See discussion of debt in Part I, Item 2 - Liquidity and Capital Resources.

Item 4.     Controls and Procedures

Janus’ management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  Gary Black, Chief Executive Officer, and Gregory Frost, Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Black and Frost concluded that as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.

There has been no change in Janus’ internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                   Legal Proceedings

See Part I, Item 1. Financial Statements, Note 9 – Legal Proceedings.

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

As a result of the successful completion of the $750 million debt offering in June 2007, Janus has a significant amount of indebtedness which could limit its ability to obtain additional financing for working capital, capital expenditures, stock repurchases, acquisitions, debt service requirements or other purposes.  It may also increase Janus’ vulnerability to adverse economic, market and industry conditions, limit Janus’ flexibility in planning for, or reacting to, changes in business operations or to the asset management industry overall, and place Janus at a disadvantage in relation to competitors that have lower debt levels.  Any or all of the above events and/or factors could have an adverse effect on results of operations and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2007, Janus’ Board of Directors authorized the repurchase of up to an additional $500 million of Janus common stock with no expiration date, to take effect when the prior authorization was fully utilized, which occurred on February 27, 2007.   On July 24, 2007, Janus’ Board of Directors authorized another $500 million stock repurchase program to take effect when the January 2007 authorization was fully utilized, which occurred on August 15, 2007.  During the first nine months of 2007, Janus repurchased 26.3 million shares at an aggregate cost of $660.2 million under the current and previous authorizations.  The Company cautions that there are no assurances that any future repurchases will actually occur.

In addition to this program, for the nine months ended September 30, 2007, Janus repurchased 711,090 shares from employees as a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards, and 8,744 shares were surrendered to Janus related to the exercise of stock options.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
January	2,195,910	$21.06	2,098,186	$587 million
February	4,944,512	$21.71	4,761,600	$483 million
March	2,970,268	$20.48	2,575,500	$431 million
April	1,590,557	$23.60	1,590,557	$393 million
May	3,814,728	$26.10	3,779,800	$294 million
June	5,024,181	$27.91	5,024,181	$154 million
July	1,833,836	$29.59	1,832,900	$600 million
August	4,198,000	$28.01	4,198,000	$482 million
September	458,566	$25.87	450,000	$471 million
Total	27,030,558	$24.99	26,310,724

Item 6.    Exhibits

31.1	Certification of Gary D. Black, Chief Executive Officer of Registrant

31.2	Certification of Gregory A. Frost, Senior Vice President and Chief Financial Officer of Registrant

32.1	Certification of Gary D. Black, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: October 25, 2007

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