Form 10-K
period 2007-12-31
JANUS CAPITAL GROUP INC
filed 2008-02-28
CIK 1065865

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number 001-15253

Janus Capital Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1804048 (I.R.S. Employer Identification No.)
151 Detroit Street, Denver, Colorado (Address of principal executive offices)	80206 (Zip Code)

(303) 333-3863
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Per Share Par Value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2007, the aggregate market value of common equity held by nonaffiliates was $4,929,152,903. As of February 22, 2008, there were 164,132,446 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated
Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders	Part III

JANUS CAPITAL GROUP INC.
2007 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. (collectively "Janus" or the "Company") may make other written and oral communications from time to time (including, without limitation, in the Company's 2007 Annual Report to Stockholders) that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of Company management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1A, Risk Factors, and elsewhere in this report and other documents filed or furnished by Janus from time to time with the Securities and Exchange Commission. Janus cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 1.    BUSINESS

Janus Capital Group Inc. (collectively, "Janus" or the "Company") provides investment management and administrative services to mutual funds, separate accounts and institutional clients in both domestic and international markets. Janus provides investment advisory services through its primary subsidiaries, Janus Capital Management LLC ("JCM" or "Janus ex-INTECH") and Enhanced Investment Technologies, LLC ("INTECH").

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company's mutual funds, separate accounts and subadvised relationships (collectively referred to herein as "products" or "investment products"). Certain investment products are also subject to performance fees which vary based on their relative performance as compared to a benchmark index and the level of assets subject to such fees. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on Janus' operating results.

Janus Capital Management

Janus considers itself a leader in equity investing, beginning with the launch of the Janus Fund more than 35 years ago. Janus' investment teams are led by its co-Chief Investment Officers, who are charged with driving investment performance across all disciplines and subsidiaries while maintaining a structured investment approach. Janus' investment teams seek to identify strong businesses with sustainable competitive advantages or improving returns on capital that sell at a discount to what the teams believe they are worth. Janus believes its depth of research, its experienced portfolio managers and analysts, its willingness to make concentrated investments when Janus believes it has a research edge, and its commitment to delivering strong, long-term results for its investors are what differentiate Janus from its competitors.

For the one- and three-year periods ended December 31, 2007, approximately 89% and 86%, respectively, of the Company's largest fund family, Janus Investment Fund ("JIF"), were ranked in the top two Lipper Analytics quartiles based upon total returns. On a five-year total return basis, 76% of JIF funds were in the top two Lipper quartiles at December 31, 2007. (See Exhibit 99.1 for complete Lipper rankings.)

INTECH

INTECH's unique investment process is based on a mathematical theorem that attempts to capitalize on the volatility in stock price movements. The goal is to achieve long-term returns that outperform the benchmark index while controlling risks and trading costs. Acquired by Janus in 2002, INTECH has managed institutional portfolios since 1987, establishing one of the industry's longest continuous performance records of mathematically driven equity investing strategies. INTECH assets under management have grown from approximately $6.0 billion when Janus acquired it in 2002 to $69.7 billion at the end of 2007. Risk-managed products have primarily been sold through the institutional channel, which generally has lower management fees than products sold through the intermediary, international or retail channels.

Since inception, twelve out of thirteen INTECH investment strategies as of December 31, 2007, have outperformed their respective benchmarks, net of fees and on a gross fee basis. Additionally, all of INTECH's investment strategies rank in the top 2 quartiles of their corresponding universes for alpha and information ratio, from inception through December 31, 2007, based on Callan Risk-Return Rankings that provide industry measurements of risk and reward.

Distribution Channels

Janus' sales organization capabilities are segmented into four distribution channels: retail, U.S. intermediary, U.S. institutional and international.

Retail Channel

The retail channel serves individual investors who access Janus directly or through supermarket platforms. These investors are served through Janus' largest fund family, JIF. Assets in the retail channel totaled $59.5 billion, or 29% of total assets under management at December 31, 2007.

U.S. Intermediary Channel

The U.S. intermediary channel serves financial intermediaries and retirement plans for the advice-driven market, which includes asset managers, bank/trust officers, broker-dealers, independent planners, third-party administrators and insurance companies. Janus has aligned the channel to focus resources on distributor needs and is targeting product platforms that tend to have high asset retention rates in order to enhance long-term returns and margins. Janus has made significant investments in the U.S. intermediary channel by increasing the number of wholesalers from 23 at the beginning of 2005 to 50 at the end of 2007. Assets in the domestic intermediary channel totaled $60.1 billion, or 29% of total assets under management at December 31, 2007.

U.S. Institutional Channel

The U.S. institutional channel serves endowments, foundations, municipalities, corporations and Taft-Hartley clients and focuses on distribution through consulting relationships and on a direct basis. The current asset base in this channel is weighted heavily toward INTECH's risk-managed products. Assets in the U.S. institutional channel totaled $73.7 billion, or 35% of total assets under management at December 31, 2007.

International Channel

The international channel serves all products sold outside of the United States and includes international retail, intermediary and institutional accounts. International products are offered through Janus Capital Funds Plc, Janus Selection Funds, separate accounts and subadvisory relationships. Assets in the international channel totaled $13.4 billion, or 7% of total assets under management at December 31, 2007.

COMPETITION

The investment management industry is relatively mature and saturated with competitors that provide services similar to Janus. As such, Janus encounters significant competition in all areas of its business. Janus competes with other investment managers, mutual fund advisers, brokerage and investment banking firms, insurance companies, hedge funds, venture capitalists, banks and other financial institutions, many of which are larger, have proprietary access to distribution, have a broader range of product choices and investment capabilities, and have greater capital resources. Janus believes its ability to successfully compete in this market is based on its ability to: achieve consistently strong investment performance; maintain and build upon its distribution relationships and continue to create new ones; develop appropriately priced investment products well suited for its distribution channels and attractive to underlying clients and investors; offer multiple investment choices; provide effective shareowner servicing; retain and strengthen the confidence of its clients; attract and retain talented portfolio management and sales personnel; and develop and leverage its brand in existing and new distribution channels. Additionally, Janus' ability to successfully compete with other investment management companies is highly dependent on its reputation and its relationship with clients.

Competition in the investment management industry continues to increase as a result of greater flexibility afforded to banks and other financial institutions to sponsor and distribute mutual funds. Furthermore, the marketplace for investment products is rapidly changing; investors are becoming more sophisticated; the demand for and access to investment advice and information are becoming more widespread; and more investors are demanding investment vehicles that are customized to their personal requirements.

REGULATION

The investment management industry is subject to extensive federal, state and international laws and regulations intended to benefit or protect the shareholders of funds managed by Janus and advisory clients of Janus. The costs of complying with such laws and regulations have significantly increased and may continue to contribute significantly to the costs of doing business as an investment adviser. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of Janus' business and to impose sanctions for failure to comply with the laws and regulations. Possible consequences or sanctions for such failure to comply include, but are not limited to, voiding of investment advisory and subadvisory agreements; the suspension of individual employees (particularly investment management and sales personnel); limitations on engaging in certain lines of business for specified periods of time; revocation of registrations; disgorgement of profits; and censures and fines. Further, such laws and regulations may provide the basis for litigation that may also result in significant costs and reputational harm to Janus.

The Investment Advisers Act

The Securities and Exchange Commission ("SEC") is the federal agency generally responsible for administering the federal securities laws. Certain subsidiaries of Janus are registered investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") and, as such, are supervised by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and pervasive obligations, including among other things, record-keeping requirements, operational procedures, registration and reporting and disclosure obligations. Certain subsidiaries of Janus are also registered with regulatory authorities in various states, and thus are subject to the oversight and regulation of such states' regulatory agencies.

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

Broker-Dealer Regulations

Janus' limited purpose broker-dealer subsidiary, Janus Distributors LLC ("JD"), is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member of the Financial Industry Regulatory Authority ("FINRA"), the securities industry's self-regulatory organization. JD is the general distributor and agent of the sale and distribution of shares of certain mutual funds that are directly advised or serviced by JCM. The SEC imposes various requirements on Janus' limited broker-dealer operations including disclosure, recordkeeping and accounting. FINRA has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The SEC and FINRA also impose net capital requirements on registered broker-dealers.

Janus' limited broker-dealer is also subject to regulation under state law. The federal securities laws prohibit states from imposing substantive requirements on broker-dealers that exceed those under federal law. This does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers and their employees for engaging in misconduct.

ERISA

Certain Janus subsidiaries are also subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and related regulations to the extent they are considered "fiduciaries" under ERISA with respect to some of their clients. ERISA, related provisions of the Code and regulations issued by the Department of Labor impose duties on persons who are fiduciaries under ERISA and prohibit some transactions involving the assets of each ERISA plan that is a client of a Janus subsidiary as well as some transactions by the fiduciaries (and several other related parties) to such plans.

International Regulations

Certain Janus subsidiaries are authorized to conduct investment business in international markets and are subject to foreign regulation. Janus' international subsidiaries are subject to the regulatory supervision and requirements of various agencies, including the Financial Services Authority in the United Kingdom, the Irish Financial Services Regulatory Authority, the Securities and Futures Commission of Hong Kong, the Monetary Authority of Singapore, the Financial Services Agency of Japan and Canadian Securities Commissions. These regulatory agencies have broad supervisory and disciplinary powers, including, among others, the power to temporarily or permanently revoke the authorization to carry on regulated business, the suspension of registered employees, censures and fines for both regulated businesses and their registered employees.

Many of the non-U.S. securities exchanges and regulatory authorities have imposed rules (and others may impose rules) relating to capital requirements applicable to Janus' foreign subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity, and require that a minimum amount of assets be kept in relatively liquid form.

EMPLOYEES

As of December 31, 2007, Janus had 1,213 full-time employees related to continuing operations and 429 full-time employees related to discontinued operations. No Janus employees are represented by a labor union.

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

Janus makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments thereto as soon as reasonably practical after such filing has been made with the SEC. Reports may be obtained through the Investor Relations section of Janus' website (http://ir.janus.com) or by contacting Janus at (888) 834-2536. The contents of Janus' website are not incorporated herein for any purpose.

Janus' Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer, chief financial officer and controller) (the "Officer Code"); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees of the board of directors (including the Audit, Compensation and Nominating and Corporate Governance committees) are available on its website (http://ir.janus.com/governance.cfm), and printed copies are available to any shareholder upon request by calling Janus at (888) 834-2536. Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of Janus' website.

ADDITIONAL FINANCIAL INFORMATION

See additional financial information on segments and geographical areas in Part II, Item 8, Financial Statements and Supplementary Data, Note 19 — Segment and Geographic Information, of this Form 10-K.

ITEM 1A.    RISK FACTORS

Janus' revenues and profits are dependent on the value, composition and relative investment performance of its investment products.

Any decrease in the value or amount of assets under management will cause a decline in revenues and operating results. Assets under management may decline for various reasons, many of which are not under Janus' control.

Factors that could cause assets under management and revenues to decline include the following:

•
Declines in equity markets.  Janus' assets under management are concentrated in the U.S. equity markets and, to a lesser extent, in the international equity markets. As such, declines in the equity markets or the market segments in which Janus' investment products are concentrated will cause assets under management to decrease.

•
Declines in fixed income markets.  In the case of fixed income investment products, which invest in high-quality short-term instruments, as well as other fixed income securities, the value of the assets may decline as a result of changes in interest rates, available liquidity in the markets in which a security trades, an issuer's actual or perceived creditworthiness or an issuer's ability to meet its obligations.

•
Redemptions and other withdrawals.  Investors (in response to adverse market conditions, inconsistent investment performance, the pursuit of other investment opportunities, or otherwise) may reduce their investments in specific Janus investment products or in the market segments in which Janus' investment products are concentrated.

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

•
Relative investment performance.  Janus' investment products are often judged on their performance as compared to benchmark indices, peer groups or on an absolute return basis. Any period of prolonged underperformance of investment products may result in the loss of existing assets and impact Janus' ability to attract new assets. In addition, approximately 16% of the Company's assets under management at December 31, 2007, are subject to performance fees. Performance fees are based on each product's investment performance as compared to an established benchmark index over a specified period of time. If investment products subject to performance fees underperform their respective benchmark index for a prolonged period, Janus' results of operations may be adversely impacted.

Janus' results are dependent on its ability to attract and retain key personnel.

The investment management business is highly dependent on the ability to attract, retain and motivate highly skilled, and often highly specialized, technical, executive, sales and investment management personnel. The market for investment and sales professionals is extremely competitive and is increasingly characterized by the frequent movement of portfolio managers, analysts and salespersons among different firms. Any cost-reduction initiative, changes to management structure, shifts in corporate culture, changes to corporate governance authority, or adjustments or reductions to compensation have and could continue to result in legal claims and could impact Janus' ability to retain key personnel. If Janus is unable to retain key personnel, it could have an adverse effect on Janus' results of operations and financial condition. Additionally, portfolio managers and salespersons often maintain relationships with their clients. As such, the departure of a portfolio manager or salesperson may cause the loss of clients, which could have an adverse effect on Janus' results of operations and financial condition.

Janus is dependent upon third-party distribution channels to access clients and potential clients.

Janus' ability to market and distribute its investment products is significantly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, broker-dealers, banks and other distribution channels. These companies generally offer their clients various investment products in addition to, and in competition with, Janus. Further, the private account business uses referrals from financial planners, investment advisers and other professionals. Janus cannot be certain that it will continue to have access to these third-party distribution channels or have an opportunity to offer some or all of its investment products through these channels. The inability to access clients through third-party distribution channels could have a material adverse effect on Janus' ability to maintain or increase assets under management, its financial condition, results of operations or business prospects.

INTECH's investment process is highly dependent on key employees and proprietary software.

Over the last several years, INTECH has become a more significant part of Janus' investment management business, representing 34% of total assets under management as of December 31, 2007, and 21% of total revenue for the year ended December 31, 2007. INTECH's investment process is based on complex and proprietary mathematical models, which seek to outperform various indices by capitalizing on the volatility in stock price movements while controlling trading costs and overall risk relative to the index. The maintenance of such models for current products and the development of new products are highly dependent on certain key INTECH employees. If INTECH is unable to retain key personnel or if the mathematical investment strategies fail to produce the intended results, INTECH may not be able to maintain the historical level of strong investment performance and clients may redeem assets, which could have an adverse effect on Janus' results of operations and financial condition.

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

Janus is named as a defendant in class action lawsuits and other litigation.

Janus, certain of the Janus funds, and certain (past and present) officers of Janus are named as defendants in class action lawsuits and other litigation (See Item 8, Note 16). These lawsuits seek unspecified compensatory and punitive damages. Janus is unable to estimate the range of potential losses that would be incurred if the plaintiffs in any of these actions were to prevail, or to determine the total potential effect that they may have on Janus' results of operations, financial position and cash flows. Any settlement or judgment on the merits of these actions could have a material adverse effect on Janus' liquidity, results of operations and financial condition.

Janus' business is vulnerable to failures in support systems and customer service functions.

The ability to consistently and reliably obtain securities pricing information, process shareowner transactions and provide reports and other customer service to the shareowners of funds and other investment products managed by Janus is essential to Janus' operations. Any delays or inaccuracies in obtaining pricing information, Janus' ability to price illiquid or thinly traded securities without readily obtainable market quotes, processing shareowner transactions or providing reports, and any inadequacies in other customer service could alienate customers and potentially give rise to claims against Janus. Janus' customer service capabilities as well as Janus' ability to obtain prompt and accurate securities pricing information and to process shareowner transactions and reports, are dependent on communication and information systems and services provided by third-party vendors.

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

Janus derives revenue and net income from investment advisory agreements with mutual funds and other investment products. The termination of, or failure to renew, one or more of these agreements or the reduction of the fee rates applicable to such agreements could have a material adverse effect on revenues and profits. With respect to investment advisory agreements with mutual funds, these agreements may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the 1940 Act), and must be approved and renewed annually by the independent members of each fund's board of directors or trustees, or its shareowners, as required by law. In addition, the board of directors or trustees of certain funds and separate accounts generally may terminate these investment advisory agreements upon written notice for any reason and without penalty.

Janus' substantial indebtedness could adversely affect its financial condition and results of operations.

Janus has a significant amount of indebtedness which could limit its ability to obtain additional financing for working capital, capital expenditures, stock repurchases, acquisitions, debt service requirements or other purposes. It may also increase Janus' vulnerability to adverse economic, market and industry conditions, limit Janus' flexibility in planning for, or reacting to, changes in business operations or to the asset management industry overall, and place Janus at a disadvantage in relation to competitors that have lower debt levels. Any or all of the above events and/or factors could have an adverse effect on results of operations and financial condition.

Janus may incur losses as a result of providing support to money market funds advised by the Company.

Janus' money market funds (the "Funds") attempt to provide current income and limit exposure to losses by investing in high-quality, investment grade securities with short-term durations. Adverse events or circumstances related to individual securities or the market in which the securities trade may cause other-than-temporary declines in value. In these situations, Janus may elect to support its Funds in a variety of means, including but not limited to, purchasing securities held by the Funds, reimbursing for any losses incurred or providing a letter of credit. Janus is not contractually or legally obligated to support the Funds. Janus has, however, provided financial support in the past and may do so in the future. Any future support may have an adverse effect on results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Janus' headquarters are located in Denver, Colorado. Janus leases office space from non-affiliated companies for administrative, investment and shareowner servicing operations in Denver and Aurora, Colorado; New York, New York; Princeton, New Jersey; Palm Beach Gardens, Florida; London; Hong Kong; Tokyo and Singapore.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Janus Common Stock

Janus' common stock is traded on the New York Stock Exchange ("NYSE") (symbol: JNS). The following table sets forth the high and low sale prices as reported on the NYSE composite tape for each completed quarter since January 1, 2006.

	2007		2006
Quarter
	High	Low	High	Low
First	$22.60	$19.35	$23.28	$18.24
Second	$29.83	$20.76	$24.20	$16.41
Third	$32.13	$24.90	$20.14	$15.50
Fourth	$37.08	$28.58	$21.80	$19.06

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of Janus' common stock over the five year period ending December 31, 2007, the last trading day of 2007, and compares it to the cumulative total return on the Standard & Poor's ("S&P") 500 Index and the S&P Diversified Financials Index. The comparison assumes a $100 investment on December 31, 2002, in Janus' common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of Janus' common stock.

On December 31, 2007, there were approximately 3,876 holders of record of Janus' outstanding common stock.

Janus declared an annual $0.04 per share dividend in the second quarter of 2007, 2006 and 2005, and anticipates paying a dividend in 2008. The payment of cash dividends is within the discretion of Janus' Board of Directors and will depend on many other factors, including, but not limited to, Janus' results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

Common Stock Repurchases

The following table presents total 2007 Janus common share repurchases by month:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
January	2,195,910	$21.06	2,098,186	$587 million
February	4,944,512	$21.71	4,761,600	$483 million
March	2,970,268	$20.48	2,575,500	$431 million
April	1,590,557	$23.60	1,590,557	$393 million
May	3,814,728	$26.10	3,779,800	$294 million
June	5,024,181	$27.91	5,024,181	$154 million
July	1,833,836	$29.59	1,832,900	$600 million
August	4,198,000	$28.01	4,198,000	$482 million
September	458,566	$25.87	450,000	$471 million
October	–	–	–	$471 million
November	3,855,491	$31.76	3,807,500	$350 million
December	1,420,675	$33.51	1,420,675	$302 million

Total	32,306,724	$26.17	31,538,899

On January 23, 2007, Janus' Board of Directors authorized the repurchase of up to an additional $500 million of Janus common stock with no expiration date, to take effect when the prior authorization was utilized, which occurred on February 27, 2007. On July 24, 2007, Janus' Board of Directors authorized another $500 million stock repurchase program to take effect when the January authorization was fully utilized, which occurred on August 15, 2007. During 2007, Janus repurchased 31,538,899 shares at an aggregate cost of $828.6 million under the current and previous authorizations. The Company cautions that there are no assurances that any future repurchases will actually occur.

In addition to this program, for the year ended December 31, 2007, Janus repurchased 759,081 shares from employees as part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees' income tax liabilities attributable to the vesting of restricted stock awards, and 8,744 shares were surrendered to Janus related to the exercise of stock options.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K and Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in millions, except operating data and per share data)
Income Statement:
Revenues (1)	$1,117.0	$935.8	$868.3	$921.8	$987.5
Operating expenses (2)	767.7	696.9	675.1	791.2	754.4 (3)

Operating income	349.3	238.9	193.2	130.6	233.1
Interest expense (4)	(58.8)	(32.3)	(28.6)	(38.4)	(60.5)
Other, net	32.4 (5)	37.0	37.9	18.9	11.4
Loss on early extinguishment of debt (4)	–	–	–	(55.5)	–
Gain on disposition of DST common shares (6)	–	–	–	228.0	631.3
Income tax (provision) benefit	(116.4)	(90.1)	(72.8)	(99.4)	69.7
Equity in earnings of unconsolidated affiliates	7.2	7.1	7.1	6.1	67.8
Minority interest	(21.7)	(21.7)	(20.0)	(10.0)	(4.2)

Income from continuing operations	192.0	138.9	116.8	180.3	948.6
Discontinued operations (7)	(75.7)	(5.3)	(29.0)	(10.8)	(5.9)

Net income	$116.3	$133.6	$87.8	$169.5	$942.7

Earnings per Share — Basic (8)
Income from continuing operations	$1.09	$0.69	$0.53	$0.78	$4.17
Discontinued operations	(0.43)	(0.03)	(0.13)	(0.05)	(0.03)

Net income per share	$0.66	$0.66	$0.40	$0.73	$4.14

Earnings per Share — Diluted (8)
Income from continuing operations	$1.07	$0.68	$0.53	$0.78	$4.14
Discontinued operations	(0.42)	(0.03)	(0.13)	(0.05)	(0.03)

Net income per share	$0.65	$0.66	$0.40	$0.73	$4.11

Dividends Declared per Share	$0.04	$0.04	$0.04	$0.04	$0.04
Balance Sheet:
Total assets	$3,564.1	$3,537.9	$3,628.5	$3,767.6	$4,332.2
Long-term debt obligations	$1,127.7	$537.2	$262.2	$377.5	$768.8
Other long-term liabilities	$470.0	$490.9	$501.5	$495.9	$598.2
Operating Data (in billions):
Total assets under management	$206.7	$167.7	$148.5	$139.0	$151.5
Average assets under management	$190.4	$156.7	$135.2	$137.8	$144.1
Long-term net flows (9)	$9.8	$2.3	$2.0	$(20.6)	$(14.4)
(1)
Revenues generally vary with average assets under management. However, in the years presented, revenues have also been impacted by the Mutual Fund Investigation settlement announced in 2004 and performance fees. As part of the Mutual Fund Investigation settlement, Janus reduced management fees on most of its mutual funds effective July 1, 2004; these fees can only be increased with the approval of the independent fund trustees and shareowners. The fee reduction totaled $11.7 million in the second half of 2004. The acquisition of INTECH in 2002 added performance fees, which vary with relative investment performance and the amount of assets subject to such fees. Beginning in 2007, certain mutual funds became subject to performance fees. Janus earned $11.2 million of performance fees from mutual funds during 2007.

(2)
Operating expenses include impairments, restructuring and Mutual Fund Investigation charges and recoveries. Impairment charges are related to terminated investment management relationships with assigned intangible values. Restructuring charges are related to severance and facility closures. Restructuring charges totaled $11.0 million, $5.5 million, $26.6 million and $11.9 million in 2006, 2005, 2004 and 2003, respectively. Mutual Fund Investigation charges represent legal fees and settlement costs, net of insurance recoveries for such expenses, directly related to the Mutual Fund Investigation. Mutual Fund Investigation charges, net of recoveries, totaled $(14.1) million, $(9.3) million, $65.0 million and $71.8 million in 2006, 2005, 2004 and 2003, respectively.

(3)
Through 2003, Janus utilized soft dollars to acquire access to third-party investment research databases and reports. Soft dollars are arrangements under which research products and services are obtained by an investment adviser from or through a broker-dealer in exchange for the direction by the adviser of client brokerage transactions to the broker-dealer. For 2004 through 2006, such products and services were paid for by Janus and reflected as operating expenses. In accordance with SEC guidance released in 2006 and based upon discussions with the independent fund trustees, Janus began utilizing soft dollars again in 2007. Soft dollars did not have a material impact on 2007 operating results.

(4)
Interest expense for 2004 declined from 2003 as a result of a debt restructuring and the repayment of debt. As part of the debt restructuring, Janus incurred a non-operating debt extinguishment charge of $55.5 million primarily related to the premium paid to exchange certain notes with high interest rates for new notes with lower interest rates. Interest expense for 2007 increased as a result of issuing additional debt.

(5)
During 2007, Janus classified certain investment securities as trading. Unrealized gains, net of losses, of $17.6 million associated with trading securities are recorded in earnings. In addition, Janus recognized an $18.2 million impairment charge associated with structured investment vehicle ("SIV") securities acquired from money market funds advised by Janus.

(6)
In December 2003, Janus exchanged 32.3 million common shares of DST Systems, Inc. ("DST") for 100% of the stock of Capital Group Partners, Inc., a corporation that included a printing and graphics design business with a value of $115.0 million and $999.3 million in cash, in a tax-free transaction that resulted in a $631.3 million gain and the reversal of $176.4 million of associated deferred tax expense. Prior to this transaction, DST was accounted for as an equity method investment. In 2004, Janus sold its remaining DST common shares for a gain of $228.0 million in a taxable transaction.

(7)
During the third quarter 2007, Janus initiated a plan to dispose of Rapid Solutions Group ("RSG"), previously reported as the Printing and Fulfillment segment. Prior periods have been reclassified to separately present the results of continuing and discontinued operations. The results of discontinued operations for 2007 include impairment charges totaling $67.1 million (net of a $6.2 million tax benefit) to write-down the carrying value of RSG to estimated fair market value less costs to sell. Discontinued operations for 2003 includes Nelson Managers Plc, which was sold on October 23, 2003.

(8)
Each component of earnings per share presented has been individually rounded.

(9)
Money market flows have been excluded due to the short-term nature of such investments.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Janus finished 2007 with assets under management of $206.7 billion, an increase of 23% from the end of 2006.

Long-term net flows for 2007 totaled $9.8 billion compared to $2.3 billion for 2006.

Janus ex-INTECH long-term net flows improved significantly to $7.5 billion of inflows compared with outflows of $9.7 billion in 2006, representing the first annual period of positive long-term net flows in six years.

Janus' investment product performance remained strong in 2007. As of December 31, 2007, 89%, 86% and 76% of the JIF funds were in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively.

Operating margins were 31.3% in 2007 compared with 25.5% in 2006 and diluted earnings per share from continuing operations increased 57%.

During 2007, Janus initiated a new advertising campaign that focuses on the promotion and awareness of the Janus brand.

In 2007, Janus bought 32.3 million shares of its common stock at an aggregate cost of $845.6 million, reducing outstanding common shares by 14.1%.

INVESTMENT MANAGEMENT OPERATIONS (CONTINUING OPERATIONS)

Assets Under Management and Flows

The following table presents the components of Janus' assets under management (in billions):

	Year Ended December 31,
	2007	2006	2005
Beginning of period assets	$167.7	$148.5	$139.0
Long-term sales
Janus ex-INTECH	33.8	19.0	14.1
INTECH	15.5	18.5	17.7
Long-term redemptions
Janus ex-INTECH	(26.3)	(28.7)	(28.2)
INTECH	(13.2)	(6.5)	(1.6)

Long-term net flows*
Janus ex-INTECH	7.5	(9.7)	(14.1)
INTECH	2.3	12.0	16.1

Total long-term net flows	9.8	2.3	2.0
Net money market flows	5.2	–	(3.2)
Dispositions	–	–	(0.2)
Market/fund performance	24.0	16.9	10.9

End of period assets	$206.7	$167.7	$148.5

Average assets under management	$190.4	$156.7	$135.2
    *
    Excludes money market flows. Sales and redemptions are presented net on a separate line due to the short-term nature of the investments.

Janus' average assets under management totaled $190.4 billion during 2007, an increase of $33.7 billion from 2006 and $55.2 billion from 2005. The increases were driven by positive market/fund performance and positive long-term net flows.

Janus ex-INTECH's 2007 long-term net flows improved by $17.2 billion over 2006 and $21.6 billion over 2005 from significant increases in sales. Sales efforts have been facilitated by strong relative investment performance, increased penetration in the intermediary channel from expansion initiatives over the last three years, and a shift in investor preference from value to growth investing (as growth indices generally outperformed value indices in 2007).

Janus ex-INTECH's investment performance remained strong despite the loss of several portfolio managers during 2007. Janus manages change through the development of investment analysts and the cultivation of the next generation of portfolio managers. The recent departures have not resulted in significant client losses.

INTECH's net long-term inflows declined to $2.3 billion in 2007 compared to $12.0 billion in 2006 and $16.1 billion in 2005 primarily as a result of increased redemptions. Redemptions increased as a result of the relative underperformance of certain key investment strategies through most of 2007 and 2006 and several clients rebalancing their portfolios. Despite the recent relative underperformance, INTECH's long-term performance remains strong, with 89%, 100% and 100% of all product strategies with at least a 3-, 5- and 10-year performance track record, respectively, outperforming their respective benchmarks during each of those periods ended December 31, 2007.

Revenues

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company's investment advisory clients. Certain INTECH private accounts (and beginning in 2007, certain mutual funds) are subject to performance fees which vary based on the amount of assets subject to such fees and the relative performance of each account. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on Janus' operating results. The following graph depicts the direct relationship between average assets under management and investment management revenues:

2007 Compared to 2006

Investment management fees increased $147.7 million, or 19.7%, from a similar increase in average assets under management driven primarily by market appreciation and investment performance combined with positive long-term net inflows.

Performance fees have historically been earned on certain INTECH private accounts. Beginning in the first quarter 2007, certain mutual funds also became subject to performance fees. The increase in performance fee revenue was primarily due to fees of $11.2 million earned on mutual funds, partially offset by a decrease of $6.5 million of fees on INTECH private accounts as a result of recent relative underperformance.

Shareowner servicing fees and other revenue improved $28.9 million, or 16.9%, over the comparable prior period primarily as a result of an increase in transfer agent fees which are based on average JIF assets under management, excluding money market assets. Average JIF assets, excluding money market assets, increased 15.6% over the prior year.

Employee compensation and benefits increased $45.5 million, or 14.4%, principally due to higher base salaries, investment team compensation and sales commissions. Base salaries increased $11.5 million from annual merit increases and an 8.3% growth in the average number of employees. The investment team compensation plan implemented in the first quarter 2007 is linked to individual performance, but also ties the aggregate level of compensation to investment management fee revenue. Investment team compensation increased $21.0 million due to higher management fee revenue and relative investment performance. Sales commissions increased $6.6 million due to improved sales, primarily in the intermediary channel.

Long-term incentive compensation decreased $2.8 million due to the final vesting of a previous grant in the first quarter 2007, partially offset by an increase related to the 2007 annual grant awarded in February, a $17.0 million charge for the contractual acceleration of awards related to certain portfolio managers who resigned in 2007 and accelerated vesting of previous awards based on 2007 financial performance.

Future long-term incentive amortization will be impacted by the 2008 annual grant totaling $71.5 million, which will be recognized ratably over a three-year period and is not subject to performance-based acceleration. In addition, retention grants were awarded to certain Janus investment team members and certain INTECH employees in order to facilitate succession planning and incent key personnel to remain with the Company. The Janus investment team retention grant totaled $21.0 million and will be recognized ratably over a four-year period. The INTECH retention grant totaled $25.0 million and will be recognized ratably over a ten-year period. The retention grants are not subject to performance-based acceleration.

Distribution expenses increased $31.5 million, or 28.6%, from a similar increase in assets under management subject to third-party concessions. Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

Interest expense increased $26.5 million as a result of the issuance of additional debt during 2007. Annual interest expense is expected to increase approximately $36.6 million from the issuance of debt on June 14, 2007, and the debt repayment on June 26, 2007.

Investment gains decreased $7.0 million primarily from the recognition of an $18.2 million impairment charge on SIV securities acquired from money market funds advised by Janus (see discussion in Cash Flows section) and a decrease in realized gains related to the sale of seed capital investments. The impairment charge and decrease in realized gains were partially offset by $17.6 million of income previously recorded as unrealized gains in the equity statement. In the fourth quarter 2007, Janus evaluated its seed capital investments and determined that mutual funds and separate accounts in which it owns a majority interest should be consolidated, with changes in market value reported in current period earnings. As a result, Janus expects that future earnings will be impacted by fluctuations in the market value and amount of consolidated investments.

2006 Compared to 2005

Investment management fees increased $77.1 million, or 11.5%, from a 15.9% increase in average assets under management, partially offset by the impact of the continuing product mix shift toward lower yielding INTECH risk-managed products.

Performance fee revenue decreased $11.9 million, or 44.4%, primarily as a result of INTECH underperformance in 2006 combined with fewer assets subject to a performance-based fee structure.

Shareowner servicing fees and other revenue remained consistent year-over-year as an increase in transfer agent servicing fees was partially offset by a decline in distribution revenue. Transfer agent servicing fees increased 4.9% over the prior year. Distribution revenue is primarily based on average assets in certain share classes of Janus' offshore fund series, which declined 26.9% over the prior year.

Employee compensation and benefits increased $15.7 million as a result of increases in base and incentive compensation for investment and non-investment personnel, partially offset by $10.6 million of lower executive severance charges. Base compensation increased $4.5 million from annual merit increases combined with a 7% increase in the number of employees. Incentive compensation for investment personnel increased $5.4 million primarily from strong investment performance. Incentive compensation for non-investment personnel (sales commissions and firmwide bonuses) increased

$12.5 million from higher long-term product sales, more distribution personnel and stronger corporate results.

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

General, administrative and occupancy expense includes Mutual Fund Investigation recoveries of $14.1 million in 2006, representing insurance recoveries for legal fees incurred as a result of the Mutual Fund Investigation.

DISCONTINUED OPERATIONS

During the third quarter 2007, Janus initiated a plan to dispose of the Printing and Fulfillment operations, represented by RSG, as a result of difficulty in growing the business and Janus' desire to focus on its core investment management business.

RSG provides clients with digital and offset printing and fulfillment services. The digital operation focuses on providing clients with communication solutions using leading-edge print-on-demand technology and software applications that support the process of improving the effectiveness of customer communication through personalization and customization. The offset printing operations provide customers with full-service graphics and design solutions through prepress services and high-speed, high-quality offset printing, including direct marketing packages, brochures, preprinted base stock and collateral pieces.

Results of Discontinued Operations

Production volume and revenue from fulfillment, digital printing and offset printing declined from the prior year as a result of lower nonrecurring or one-time production work in 2007. Operating results for 2007 include impairment charges totaling $67.1 million (net of a $6.2 million tax benefit) to write-down RSG's carrying value to management's estimate of fair value less costs to sell the business. The fair value of RSG at December 31, 2007, was estimated using preliminary bids received from potential buyers.

Although Janus is pursuing the disposal of RSG, a final sale price has not yet been negotiated. A gain or additional loss may be recognized to the extent that the actual sale price varies from management's estimate of fair value less costs to sell. Janus expects to dispose of RSG within the next six months.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data from continuing operations for the years ended December 31 is as follows (in millions):

	2007	2006	2005
Cash flows provided by (used for):
Operating activities	$290.8	$298.6	$267.5
Investing activities	(103.3)	48.0	70.1
Financing activities	(213.9)	(340.5)	(312.5)

Net increase (decrease) in cash and cash equivalents	(26.4)	6.1	25.1
Balance at beginning of year	507.1	501.0	475.9

Balance at end of year	$480.7	$507.1	$501.0

2007 Cash Flows

Janus' cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements. Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the timing of cash receipts and payments.

Net cash used for investing activities in 2007 includes $81.0 million for the purchase of an additional 4% interest in INTECH and $108.5 million (including $3.5 million of purchased accrued interest) for the purchase of SIV securities from the Funds, partially offset by $55.2 million of proceeds from the net sale of investments in advised funds.

Cash used for financing activities in 2007 includes $748.4 million of proceeds from the issuance of long-term debt, offset by the repayment of $158.1 million of long-term debt and common stock buybacks of $845.6 million.

2006 Cash Flows

Operating cash flows in 2006 increased $31.1 million to $298.6 million due to changes in net income and working capital items.

Net cash generated from investing activities in 2006 includes proceeds from the maturity and sale of marketable securities, partially offset by a $90.0 million acquisition of an additional 5% interest in INTECH and capital expenditures.

Cash used for financing activities in 2006 consists primarily of common stock repurchases of $516.4 million and the repayment of $113.1 million of long-term debt, partially offset by the issuance of $275.0 million of debt.

2005 Cash Flows

Operating cash flows in 2005 increased from cash used for operations in 2004, which included payments related to the regulatory settlement associated with the Mutual Fund Investigation and income taxes for the sale of DST shares.

Net cash generated from investing activities in 2005 represents proceeds from the maturity and sale of marketable securities, partially offset by capital expenditures.

Cash used for financing activities in 2005 consists primarily of common stock repurchases of $310.4 million and distributions to the minority owners of INTECH.

Structured Investment Vehicle Securities Acquired by Janus

A SIV is a fund that seeks to generate investment returns through yield curve arbitrage by purchasing high grade medium- and long-term fixed income instruments and funding those purchases by issuing low cost, short-term senior debt instruments such as asset-backed commercial paper and asset-backed medium term notes. In late 2007, widespread illiquidity in the commercial paper and capital markets prevented SIVs from accessing necessary funding for ongoing operations. The securities issued by those SIVs that were unable to access necessary liquidity through banks or other large financial institutions were generally downgraded by rating agencies as a result of expected defaults on maturing securities.

While Janus does not sponsor or serve as asset manager to any SIVs, it does serve as investment adviser to certain money market funds (the "Funds") that have invested in securities issued by SIVs from time to time, including securities issued by Stanfield Victoria Funding LLC ("Stanfield securities"). On December 21, 2007, Moody's Investors Service, Inc. ("Moody's") downgraded the Stanfield securities to a rating below what is generally permitted to be held by a security in the Funds. In connection with this downgrade, Janus purchased all of the Stanfield securities held by the Funds, totaling $108.5 million, to protect investors in the Funds from possible losses associated with such downgrade.

Subsequent to the purchase, Janus undertook a detailed analysis of the assets underlying the Stanfield securities, many of which do not have readily determinable fair values, and estimated a range of fair value by benchmarking those assets against instruments of a similar type with comparable yields, maturities and credit ratings for which fair market values were readily available. As a result of this analysis, Janus recognized an $18.2 million impairment charge (including $3.5 million of purchased accrued interest), reflecting the difference between the estimated fair value and the purchase price of the Stanfield securities.

In January 2008, the Stanfield securities were placed with an enforcement manager to be restructured or sold at the election of each senior note holder. Janus elected to participate in the restructuring of the Stanfield securities. In addition, the collateral agent, Deutsche Bank, filed an interpleader complaint due to conflicting positions of note holders that has effectively prevented the enforcement manager from making any cash payments and other distributions, or from restructuring the Stanfield securities, until the matter is resolved by the New York courts or is settled among the parties. Janus management believes that the anticipated restructuring will likely result in extended maturities and/or a pro-rata distribution of proceeds from the income and principal payments on the assets underlying the Stanfield securities. Given the uncertainty of the restructuring at this time, Janus can not determine the potential impact that a restructuring will have on the value of the Stanfield securities.

Janus may recognize additional impairment charges on the Stanfield securities if the restructuring is unsuccessful or there is an other-than-temporary deterioration in the value of the underlying assets. Janus' total additional risk of loss with respect to the Stanfield securities is limited to the $90.3 million carrying value of its investment.

Structured Investment Vehicle Securities Held by the Funds

In addition to the Stanfield securities purchased by Janus, the Funds held $470 million of securities issued by bank-sponsored SIVs, representing approximately 3.3% of total money market assets under management at the end of February 2008. These SIV securities are scheduled to mature between March and August of 2008. Bank-sponsored SIVs have access to various forms of necessary liquidity through their sponsors or other large financial institutions, and are considered to pose less risk to holders as a result of such liquidity access. However, if the markets relating to investments in SIVs and related underlying assets remain illiquid, securities issued by bank-sponsored SIVs could experience declines in market value. Additionally, sponsors could be unable or unwilling to continue their sponsorship of these SIVs, which may cause a decline in the credit quality of the bank-sponsored SIVs. In such circumstances, Janus will analyze the appropriate action on behalf of the Funds, including a potential election by Janus to provide further support to the Funds, which could result in additional impairments and financial losses.

Short-Term Liquidity and Capital Requirements

Janus believes cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operations, ongoing common stock repurchases, capital expenditures, income tax payments, and interest and principal payments on outstanding debt.

Common Stock Repurchase Program

Janus' Board of Directors has authorized four separate $500 million share repurchase programs beginning in July 2004 with the most recent authorization in July 2007. During 2007 and 2006, the Company repurchased 31.5 million shares for $828.6 million and 24.8 million shares for $492.9 million, respectively, under these authorizations. As of December 31, 2007, $302.2 million is available under the current authorization.

Long-Term Liquidity and Capital Requirements

Expected long-term commitments at December 31, 2007, include the following (in millions):

	Current	2 to 3 Years	4 to 5 Years	After 5 Years
Debt	$–	$22.0	$575.0	$532.4
Interest payments	75.5	148.2	113.9	143.8
Operating leases	16.7	32.9	30.9	77.1

Total	$92.2	$203.1	$719.8	$753.3

The information presented above does not include operating related liabilities or capital expenditures that will be committed to in the normal course of business. Janus expects to fund these obligations from cash generated from normal operations.

Interest payments are determined assuming that all debt is held to maturity.

Operating lease obligations are presented net of estimated sublease income of $7.4 million.

Janus has the right to purchase an additional 14% ownership in Perkins, Wolf, McDonnell and Company, LLC ("PWM") each year at a price equal to the fair market value on each respective call date. Janus also may negotiate with the majority owners of PWM to acquire additional interests with terms other than those associated with the annual call rights. The above schedule does not include any estimated payments for the acquisition of additional interests in PWM as Janus is not obligated to acquire any interests and the price is unknown at this time.

Each fiscal year beginning in 2008 and terminating in 2012, each of the two INTECH founding members has the option to require Janus to purchase up to approximately 25% of their current holdings of INTECH shares ("Annual Option Shares") at the fair market value on the date of exercise based on a valuation by an independent investment bank. As of December 31, 2007, each of the two founders owns approximately 6% of INTECH. In the event that either INTECH founder does not fully exercise his annual voluntary sale option in a given year, Janus has the option to require the INTECH founder to sell the remaining balance of the Annual Option Shares at fair market value on the date of exercise.

In addition, each of the founders can require Janus to purchase their INTECH interests if the founder's employment is terminated. The purchase price of the departing founder's INTECH interests will be based on the fair market value on the date of exercise based on a valuation by an independent investment bank. Each founder is entitled to retain approximately one percent of INTECH's shares currently outstanding after employment until his death unless he is terminated for cause or leaves voluntarily while not in good standing. An INTECH founder will be deemed to be in good standing if he voluntarily leaves on or after January 1, 2009, after providing 12 months' prior notice and provided he cooperates with the transition.

The long-term commitments schedule above does not include any estimate for the purchase of the outstanding INTECH interests due to the uncertainty of this obligation and the price at which it may occur. INTECH interests in the aggregate would currently be valued at approximately $223.0 million, based on the most recent fair market value determined by an independent investment bank and agreed upon by INTECH and Janus.

Other Sources of Liquidity

Credit Facility

On June 1, 2007, the Company and the syndicate of banks amended the then existing $200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement (the "Credit Facility"). Under the amended Credit Facility, the bank syndicate's commitment was increased to $350 million, and the maturity date was extended from October 19, 2008, to June 1, 2012. The Credit Facility contains a number of financial covenants including a specified financing leverage ratio and interest coverage ratio. At December 31, 2007, Janus was in compliance with all covenants and there were no borrowings under the Credit Facility.

Shelf Registration

In June 2007, the Company filed a new Shelf Registration Statement ("Shelf Registration") on Form S-3 that registered an indeterminate amount of Janus' common stock, preferred stock and debt securities. This Shelf Registration was effective immediately upon filing under new SEC regulations permitting "well-known seasoned issuers" to register an unlimited amount of securities to be issued. The Shelf Registration replaces the $325.0 million remaining under Janus' previous shelf registration. The issuances of debt in 2007 described below were issued under the Shelf Registration.

Debt

On June 14, 2007, Janus issued $300.0 million of 6.250% Senior Notes due June 15, 2012, and $450.0 million of 6.700% Senior Notes due June 15, 2017 (collectively, the "2007 senior notes"). Interest is paid semiannually on June 15 and December 15 of each year. The proceeds from the 2007 senior note issuances were $748.4 million. On June 26, 2007, approximately $160.0 million of the total proceeds were used to repay the 7.875% Senior Notes due 2032 plus accrued and unpaid interest as of the redemption date. The remaining proceeds may be used for possible future acquisitions, the repurchase of Janus' common stock; and/or general corporate purposes.

If the Company experiences a change of control and the 2007 senior notes are rated below investment grade by Standard & Poor's Rating Service ("S&P") and Moody's, the Company must offer to repurchase all of the 2007 senior notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

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

Janus continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. Janus' critical accounting policies and estimates include income taxes, intangible assets and goodwill, marketable securities and equity compensation.

Accounting for Income Taxes

Significant management judgment is required in developing Janus' provision for income taxes, including the valuation allowances that might be required against deferred tax assets and the evaluation of various income tax contingencies.

Valuation Allowance

Janus has not recorded a valuation allowance on its deferred tax assets as of December 31, 2007, based on management's belief that operating income will more likely than not be sufficient to realize the benefit of the Company's deferred tax assets over time. In the event that actual results differ from these estimates, or if Janus' historical trend of positive operating income changes, Janus may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on Janus' consolidated financial condition and results of operations.

Income Tax Contingencies

At December 31, 2007, Janus has an accrued liability of $34.7 million related to tax contingencies for issues raised by various taxing authorities. At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed or tax contingencies recorded in prior years may be reversed. On January 1, 2007, Janus adopted the provisions of Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. As a result of the implementation of FIN 48, Janus reduced its tax contingencies liability by $29.3 million. The reduction in the liability and the related change in deferred taxes were accounted for as an increase to retained earnings on January 1, 2007.

Accounting for Intangible Assets and Goodwill

Intangible assets and goodwill comprise $2.5 billion, or 69%, of total assets at December 31, 2007. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. Janus separately tests goodwill and indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

In connection with the purchase price allocation of acquisitions, Janus will rely on in-house financial expertise or utilize a third-party expert, if considered necessary. Valuations generally rely on management's estimates and judgments as to growth rates and operating margins over a range of possible assumptions for various products, distribution channels and business strategies.

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies and is not amortized. Goodwill is tested annually for impairment by comparing the fair value of the "reporting unit" associated with the goodwill to the reporting unit's recorded value. If the fair value of the reporting unit is less than its recorded value, it would generally indicate an impairment of goodwill. For purposes of testing goodwill for impairment, Janus has identified one reporting unit.

Indefinite-lived intangible assets primarily represent mutual fund advisory contracts, brand name and trademark. The assignment of indefinite lives to mutual fund advisory contracts, brand name and trademark is based on the assumption that they are expected to generate cash flows indefinitely. This assumption, with respect to mutual fund advisory contracts, is supported by the fact that historically there have not been significant switches between fund managers in the mutual fund industry. Indefinite-lived intangible assets are tested annually for impairment by comparing the fair value of the asset to its carrying value.

Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives of seven to 25 years using the straight-line method. Definite-lived intangible assets are tested only when there are indications of impairment. One component of Janus' definite-lived intangible assets is subadvised contracts. Each subadvised contract has a specific allocation of value and therefore, the loss of an individual contract will cause an impairment charge. Janus recorded impairments of $0.4 million and $11.0 million in 2007 and 2006, respectively, associated with the termination of subadvised contracts. There were no impairments of subadvised contracts in 2005. At December 31, 2007, the net book value of intangible assets related to subadvised contracts was $13.4 million.

To complete the annual tests for potential impairment of intangible assets and goodwill, Janus utilizes a discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. In projecting future earnings, Janus considers the following: performance compared to peers; significant changes in the underlying business and products; material and ongoing negative industry or economic trends; and/or other factors that may influence future earnings. Changes in the assumptions underlying the discounted cash flow analysis could materially affect Janus' impairment conclusion. Due to the significance of the identified intangible assets and goodwill to Janus' consolidated balance sheet, any impairment charge could have a material adverse effect on the Company's financial condition and results of operations.

Valuation of Investment Securities

Janus records all investment securities classified as trading or available-for-sale at fair value. Fair value is generally determined using observable market data based on recent trading activity. Where observable market data is unavailable due to a lack of trading activity, Janus utilizes independent third parties or internally developed models to estimate fair value. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that Janus is valuing and the selected benchmark. Depending on the type of securities owned by Janus, other valuation methodologies may be required. Any variation in the assumptions used to approximate fair value could have a material adverse effect on the Company's financial condition and results of operations.

Janus periodically evaluates the carrying value of investment securities classified as available-for-sale or held-to-maturity for potential impairment. In determining if an impairment exists, Janus considers the duration, extent and circumstances of any decline in fair value. If the decline in value is determined to be other than temporary, the carrying value of the security is written down to fair value with the loss recognized currently in earnings.

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

Janus records equity compensation net of estimated forfeitures over the vesting term. Determining the forfeiture estimate requires significant judgment as to the number of actual awards that will ultimately vest over the term of the award. The estimate is reviewed quarterly and any change in actual forfeitures in comparison to estimates may cause an increase or decrease in the ultimate expense recognized in that period and future periods. During the third quarter 2006, the forfeiture estimate was adjusted to reflect higher than expected employee departures resulting in a $5.0 million decrease to long-term incentive compensation expense.

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

Investment Management Fees

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company's investment advisory clients. Assets under management primarily include domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets have a direct effect on Janus' operating results. In addition, fluctuations in interest rates may affect the value of assets under management in the money market and other fixed income investment products. The graph in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations — Investment Management Operations presents the direct historical relationship between revenue and average assets under management.

Performance Fees

Performance fee revenue is derived from certain private accounts primarily within the risk-managed discipline and from certain mutual funds. Janus recognized performance fees of $19.5 million, $14.9 million and $26.8 million in 2007, 2006 and 2005, respectively.

Private account performance fees are specified in client contracts and are based on investment performance as compared to an established benchmark index over a specified period of time. Performance fees are recognized at the end of the contractual period if the stated performance criteria are achieved. At December 31, 2007, $10.4 billion of assets under management were subject to private account performance fees.

Mutual fund performance fees were recorded beginning in the first quarter 2007. The investment management fee paid by each fund is the base management fee plus or minus a performance fee adjustment as determined by the relative investment performance of each fund compared to a specified benchmark index. The performance fee adjustment is up to 15 basis points, calculated using each fund's daily net average assets over the performance period. The measurement period began as a trailing 12-month period and each subsequent month will be added to each successive measurement period until a 36-month period is achieved in the first quarter 2009. At that point, the measurement period will become a rolling 36-month period. At December 31, 2007, $21.9 billion of assets under management were subject to mutual fund performance fees.

Trading Securities

At December 31, 2007, investments classified as trading totaled $104.3 million, representing $38.9 million of securities held in separately managed accounts and $65.4 million of securities held in the portfolios of advised funds consolidated by the Company. Trading securities are carried in Janus' consolidated financial statements at fair market value, with changes in value recognized as gains and losses currently in earnings.

Available-for-Sale Securities

At December 31, 2007, investments classified as available-for-sale totaled $106.4 million, representing $16.1 million of investments in advised funds and $90.3 million of SIV securities issued by Stanfield. Investments in advised funds are carried in Janus' consolidated financial statements at fair market value and are subject to market fluctuations and the performance of the underlying investment securities. SIV securities are carried in Janus' consolidated financial statements based on Janus' estimate of fair market value. (See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations).

Held-to-Maturity Securities

There were no securities classified as held-to-maturity at December 31, 2007. At December 31, 2006, Janus' held-to-maturity investments totaled $69.8 million in U.S. government and agency debt and $11.4 million in highly rated corporate debt. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to other income.

Foreign Currency Exchange Sensitivity

Janus has international subsidiaries that conduct business within other foreign countries. With respect to these operations, matters arise as to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The exposure to foreign currency fluctuations is not material as the majority of the revenue earned by international subsidiaries is denominated in U.S. dollars.

Interest Rate Risk on Long-Term Debt

Janus is not exposed to interest rate risk other than from the potential change in interest rates on the Company's debt in the event of a change in credit ratings by Moody's or S&P. All of Janus outstanding debt includes an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company's debt rating is decreased by Moody's from its existing rating of Baa3 or by S&P from its existing rating of BBB-, up to a maximum increase of 200 basis points. If at any time after the interest has been adjusted upward; either Moody's or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance. The interest rate adjustment covenant will permanently terminate if the Company's debt ratings increase to Baa2 by Moody's and BBB by S&P (or higher), with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	30
Management Report on Internal Control over Financial Reporting	32
Consolidated Balance Sheets as of December 31, 2007 and 2006	33
Consolidated Statements of Income for the Three Years Ended December 31, 2007	34
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2007	35
Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended December 31, 2007	36
Notes to Consolidated Financial Statements	37
Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.

We have audited the accompanying consolidated balance sheets of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions on January 1, 2007 in accordance with the Financial Accounting Standard Board's Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Denver, CO February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.

We have audited the internal control over financial reporting of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption on January 1, 2007 of the Financial Accounting Standard Board's Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP

Denver, CO
February 28, 2008

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

Janus has assessed the effectiveness of Janus' internal controls over financial reporting as of December 31, 2007. In making this assessment, Janus used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on the assessment using those criteria, Janus believes that, as of December 31, 2007, internal control over financial reporting is effective.

Janus' independent registered public accounting firm audited the financial statements included in the Annual Report on Form 10-K and have issued an audit report on management's assessment of Janus' internal control over financial reporting. This report appears on page 31 of this Annual Report on Form 10-K.

February 28, 2008

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Share Data)

	December 31,
	2007	2006*
ASSETS
Current assets:
Cash and cash equivalents	$480.7	$507.1
Marketable securities	210.7	173.1
Accounts receivable	164.5	126.4
Income taxes receivable	5.9	5.4
Other current assets	62.3	41.6
Assets related to discontinued operations	29.8	157.6

Total current assets	953.9	1,011.2
Other assets	112.2	99.0
Property and equipment, net	46.5	47.2
Intangibles, net	1,310.4	1,290.0
Goodwill	1,141.1	1,090.5

Total assets	$3,564.1	$3,537.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2.2	$1.8
Accrued compensation and benefits	134.5	102.7
Other accrued liabilities	79.2	69.9
Liabilities related to discontinued operations	10.8	17.7

Total current liabilities	226.7	192.1
Other liabilities:
Long-term debt	1,127.7	537.2
Deferred income taxes	404.3	394.4
Other liabilities	65.7	90.0

Total liabilities	1,824.4	1,213.7

Commitments and contingencies
Minority interest in funds	16.2	17.8

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	–	–
Common stock ($.01 par, 1,000,000,000 shares authorized; 244,591,618 and 244,593,306 shares issued, respectively; 166,287,937 and 193,479,528 shares outstanding, respectively)	1.7	1.9
Retained earnings**	1,717.0	2,293.4
Accumulated other comprehensive income	4.8	11.1

Total stockholders' equity	1,723.5	2,306.4

Total liabilities and stockholders' equity	$3,564.1	$3,537.9

*
2006 has been reclassified to separately present the assets and liabilities of continuing and discontinued operations. See Note 7.

**
Retained earnings includes a cumulative-effect adjustment as of January 1, 2007, of $29.9 million for the adoption of FIN 48. See Note 12.

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Data)

	For the year ended December 31,
	2007	2006*	2005*
Revenues:
Investment management fees	$897.9	$750.2	$673.1
Performance fees	19.5	14.9	26.8
Shareowner servicing fees and other	199.6	170.7	168.4

Total	1,117.0	935.8	868.3

Operating Expenses:
Employee compensation and benefits	360.7	315.2	299.5
Long-term incentive compensation	79.9	82.7	75.1
Marketing and advertising	25.9	28.3	30.4
Distribution	141.7	110.2	102.9
Depreciation and amortization	33.8	32.0	35.9
General, administrative and occupancy	125.3	117.5	125.8
Restructuring and impairments	0.4	11.0	5.5

Total	767.7	696.9	675.1

Operating Income	349.3	238.9	193.2
Interest expense	(58.8)	(32.3)	(28.6)
Investment gains, net	4.7	11.7	13.2
Other income, net	27.7	25.3	24.7

Income before taxes, equity earnings and minority interest	322.9	243.6	202.5
Income tax provision	(116.4)	(90.1)	(72.8)
Equity in earnings of unconsolidated affiliate	7.2	7.1	7.1
Minority interest in consolidated earnings	(21.7)	(21.7)	(20.0)

Income from continuing operations	192.0	138.9	116.8
Loss from discontinued operations	(75.7)	(5.3)	(29.0)

Net Income	$116.3	$133.6	$87.8

Earnings per Share-Basic:
Income from continuing operations	$1.09	$0.69	$0.53
Loss from discontinued operations	(0.43)	(0.03)	(0.13)

Net income	$0.66	$0.66	$0.40

Earnings per Share-Diluted:
Income from continuing operations	$1.07	$0.68	$0.53
Loss from discontinued operations	(0.42)	(0.03)	(0.13)

Net income	$0.65	$0.66	$0.40

*
Prior periods have been reclassified to separately present the results of continuing and discontinued operations. See Note 7.

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the year ended December 31,
	2007	2006*	2005*
CASH FLOWS PROVIDED BY (USED FOR):
Continuing Operations
Operating Activities:
Net income	$192.0	$138.9	$116.8
Adjustments to net income:
Depreciation and amortization	33.8	32.2	36.0
Deferred income taxes	16.2	(20.5)	17.1
Minority interest in consolidated earnings	21.7	21.7	20.0
Amortization of stock-based compensation	49.6	71.9	74.1
Investment gains, net	(6.1)	(10.4)	(12.4)
Payment of deferred commissions, net	(27.7)	2.1	(1.6)
Other, net	(4.8)	6.5	11.7
Changes in working capital items:
Accounts receivable	(30.1)	3.7	(21.7)
Other current assets	12.6	0.2	(0.2)
Accounts payable and accrued compensation payable	31.0	14.4	16.7
Other accrued liabilities	2.6	37.9	11.0

Net operating	290.8	298.6	267.5

Investing Activities:
Purchase of property and equipment	(16.7)	(14.8)	(18.3)
Acquisitions of INTECH	(81.0)	(90.0)	(5.8)
Distribution of cash from discontinued operations	44.2	–	–
Purchase of marketable securities	(177.5)	(65.3)	(163.0)
Proceeds from sales and maturities of marketable securities	127.7	218.1	253.6
Other, net	–	–	3.6

Net investing	(103.3)	48.0	70.1

Financing Activities:
Proceeds from issuance of long-term debt	748.4	275.0	–
Debt issuance costs	(6.9)	(2.2)	(0.5)
Repayment of long-term debt	(158.1)	(113.1)	–
Proceeds from stock plans	73.2	41.9	20.9
Excess tax benefit from equity-based compensation	10.6	4.4	2.0
Repurchase of common stock	(845.6)	(516.4)	(310.4)
Distributions to minority interest	(28.2)	(21.8)	(12.8)
Dividends paid to shareholders	(7.2)	(8.3)	(9.1)
Other, net	(0.1)	–	(2.6)

Net financing	(213.9)	(340.5)	(312.5)

Cash and Cash Equivalents:
Net increase (decrease)	(26.4)	6.1	25.1
At beginning of period	507.1	501.0	475.9

At end of period	$480.7	$507.1	$501.0

Discontinued Operations
Operating activities	$(2.1)	$3.3	$5.7
Investing activities	(46.2)	(2.2)	(5.3)

Cash and Cash Equivalents:
Net increase (decrease)	(48.3)	1.1	0.4
At beginning of period	52.6	51.5	51.1

At end of period	$4.3	$52.6	$51.5

Supplemental Cash Flow Information:
Cash paid for interest	$55.5	$32.5	$27.1
Cash paid for income taxes	$85.7	$81.7	$77.7
*
Prior periods have been reclassified to separately present the results of continuing and discontinued operations. See Note 7.

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Millions, except per share)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2004	234.4	$2.3	$152.8	$2,563.7	$15.7	$2,734.5
Net income				87.8		87.8
Net unrealized gains on marketable securities					3.6	3.6
Reclassification for gains included in net income					(7.7)	(7.7)
Foreign currency translation adjustment					(1.9)	(1.9)

Comprehensive income						81.8
Amortization of stock-based compensation			54.9	18.7		73.6
Issuance and forfeitures of restricted stock awards	0.9		2.3			2.3
Tax impact of stock-based compensation			(12.7)	(0.2)		(12.9)
Stock option exercises	2.2		7.4	13.8		21.2
Common stock repurchased	(21.5)	(0.1)	(205.0)	(105.3)		(310.4)
Change of interest in subsidiary			0.3	(0.1)		0.2
Common stock dividends ($0.04 per share)				(9.1)		(9.1)

Balance at December 31, 2005	216.0	2.2	–	2,569.3	9.7	2,581.2
Net income				133.6		133.6
Net unrealized gain on marketable securities					15.4	15.4
Amortization of net loss on cash flow hedge					(2.4)	(2.4)
Reclassification for gains included in net income					(6.5)	(6.5)
Foreign currency translation adjustment					(5.1)	(5.1)

Comprehensive income						135.0
Amortization of stock-based compensation				72.4		72.4
Issuance and forfeitures of restricted stock awards	0.3					–
Stock option exercises	3.1			42.1		42.1
Common stock repurchased	(25.9)	(0.3)		(516.1)		(516.4)
Change of interest in subsidiary				0.4		0.4
Common stock dividends ($0.04 per share)				(8.3)		(8.3)

Balance at December 31, 2006	193.5	1.9	–	2,293.4	11.1	2,306.4
Cumulative-effect adjustment for the adoption of a new accounting principle				29.9		29.9
Net income				116.3		116.3
Net unrealized gain on marketable securities					5.2	5.2
Amortization of net loss on cash flow hedge					0.4	0.4
Reclassification for gains included in net income					(12.8)	(12.8)
Foreign currency translation adjustment					0.9	0.9

Comprehensive income						110.0
Amortization of stock-based compensation				50.1		50.1
Issuance and forfeitures of restricted stock awards	0.9					–
Tax impact of stock-based compensation				6.7		6.7
Stock option exercises	4.2			73.2		73.2
Common stock repurchased	(32.3)	(0.2)		(845.4)		(845.6)
Common stock dividends ($0.04 per share)				(7.2)		(7.2)

Balance at December 31, 2007	166.3	$1.7	$–	$1,717.0	$4.8	$1,723.5

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — DESCRIPTION OF THE BUSINESS

Janus Capital Group Inc. and its subsidiaries (collectively, "Janus" or the "Company") derive revenue and net income from providing investment management, administration, distribution and related services to individual and institutional investors through mutual funds, subadvised relationships and separate accounts (collectively referred to herein as "investment products") in both domestic and international markets. Revenue is largely dependent on the total value and composition of assets under management, which include domestic equity, international equity and debt securities. Accordingly, fluctuations in the financial markets and in the composition of assets under management affect revenue and operating results. A significant portion of Janus' revenue is derived from contracts to manage mutual funds which are subject to annual review and approval by each fund's Board of Trustees and/or its shareholders.

Janus' significant subsidiaries and one equity method investment at December 31, 2007, include:

•
Janus Capital Management LLC ("JCM") (wholly-owned subsidiary).  JCM offers growth equity, core and international equity funds, as well as balanced, specialty fixed-income and money market funds.

•
Enhanced Investment Technologies, LLC ("INTECH") (approximate 87% owned subsidiary).  INTECH offers risk-managed investment products that are based on a mathematical theorem that attempts to capitalize on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a passive index, while controlling risks and trading costs. INTECH manages institutional and private accounts and subadvises certain Janus mutual funds.

•
Perkins, Wolf, McDonnell and Company, LLC ("PWM") (approximate 30% ownership, accounted for under the equity method).  PWM subadvises certain of Janus' small- and mid-cap value mutual funds.

•
Capital Group Partners, Inc. ("CGP") (wholly-owned subsidiary).  The operating business of CGP, Rapid Solutions Group ("RSG") provides printing and fulfillment services and graphic design capabilities, with a client concentration in the financial services industry. During the third quarter 2007, Janus initiated a plan to dispose of RSG and has classified the related operations as discontinued. (See Note 7).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include all majority-owned subsidiaries and all intercompany accounts and transactions have been eliminated. The equity method of accounting is used for PWM as Janus has significant influence but does not have the ability to exercise control.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. On the Consolidated Statements of Income, mutual fund investigation charges, net of recoveries, which were previously separately presented, are now included in general, administrative and occupancy. Investment gains, net, which were previously included in other income, net are now separately presented. All balances and activity associated with RSG have been reclassified to separately present continuing and discontinued operations.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Janus' significant estimates relate to income taxes, intangible assets and goodwill, marketable securities and equity compensation.

Segment Information

During the third quarter 2007, the Printing and Fulfillment segment, represented by RSG, was reclassified to discontinued operations. The Company now operates one business segment, its Investment Management operations.

Cash and Cash Equivalents

Short-term liquid investments with an initial maturity of generally three months or less, including investments in money market funds, are considered cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the related assets (or the lease term, if shorter). Depreciation and amortization expense totaled $14.2 million, $13.8 million and $13.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Property and equipment is summarized as follows (in millions):

	Depreciation and Amortization Period	December 31,
		2007	2006
Furniture, fixtures and equipment, including computer equipment and systems	3-7 years	$145.8	$151.6
Leasehold improvements	3-24 years	26.0	28.5

Subtotal		171.8	180.1
Less accumulated depreciation		(125.3)	(132.9)

Property and equipment, net		$46.5	$47.2

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

Deferred Commissions

Sales commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized over various periods, not exceeding four years, based on the estimated recoverability of the asset through distribution fee payments or contingent deferred sales charges. Contingent deferred sales charges received from early withdrawal charges reduce the unamortized deferred commissions balance. Amortization expense for the years ended December 31, 2007, 2006 and 2005 totaled $8.9 million, $7.8 million and $16.2 million, respectively. Deferred commissions, which are recorded as a component of other assets, are summarized as follows (in millions):

	December 31,
	2007	2006
Deferred commissions — current	$10.3	$1.6
Deferred commissions — long term	11.1	0.7

Total	$21.4	$2.3

Marketable Securities

Janus classifies marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value and consist primarily of investments in debt and equity securities held in the portfolios of consolidated advised funds and other debt and equity securities in separate accounts. Changes in the fair value are reflected as a component of investment gains, net on the consolidated statements of income.

Marketable securities classified as available-for-sale consist of investments in advised funds and other securities and are carried at fair value. Changes in fair value are reflected as a component of accumulated other comprehensive income until realized. Realized gains, losses and declines in fair value that are judged to be other-than-temporary are reflected as a component of investment gains, net on the consolidated statements of income. Realized gains and losses are determined using the first in, first out cost method.

Fair value of trading and available-for-sale securities is determined using observable market data based on recent trading activity. Where observable market data is unavailable due to a lack of trading activity, Janus utilizes independent third parties or internally developed models to estimate fair value. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that Janus is valuing and the selected benchmark. Depending on the type of securities owned by Janus, other valuation methodologies may be required.

Marketable securities are classified as held-to-maturity when Janus has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to other income. Realized gains, losses and declines in fair value that are judged to be other-than-temporary are reflected as a component of investment gains, net on the consolidated statements of income.

Janus periodically evaluates the carrying value of investment securities classified as available-for-sale or held-to-maturity for potential impairment. In determining if an impairment exists, Janus considers the duration, extent and circumstances of any decline in fair value. If the decline in value is determined to be other than temporary, the carrying value of the security is written down to fair value with the loss recognized currently in earnings.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies. Goodwill is tested annually for impairment and is not amortized. Janus' identifiable intangible assets generally represent the cost of client relationships and management contracts acquired. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. Intangibles subject to amortization are tested for impairment whenever events or circumstances indicate that the asset may be impaired. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

Revenue Recognition

Investment management and shareholder servicing fees are recognized as services are provided. These revenues are generally determined in accordance with contracts based upon a percentage of assets under management.

Performance fees are based on the performance of certain investment products as compared to an established benchmark over a specified period of time and are recognized at the end of the period if the stated performance criteria are achieved.

Marketing

Marketing and promotional costs are expensed as incurred.

Stock-Based Compensation

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

Other Income

The components of other income are as follows (in millions):

	2007	2006	2005
Dividend income	$15.3	$10.4	$11.4
Interest income	12.4	14.9	13.3

Total	$27.7	$25.3	$24.7

Other Comprehensive Income

The components of other comprehensive income include the change in fair market value of available-for-sale investments owned by Janus as well as foreign currency translation adjustments, as follows (in millions):

Year ended December 31, 2007	Pre-tax amount	Tax (expense) benefit	Net amount
Unrealized gain on available-for-sale securities	$8.5	$(3.3)	$5.2
Reclassification for gains included in net income	(20.8)	8.0	(12.8)
Foreign currency translation adjustment	1.5	(0.6)	0.9
Amortization of net loss on cash flow hedge	0.7	(0.3)	0.4

Total	$(10.1)	$3.8	$(6.3)

Year ended December 31, 2006	Pre-tax amount	Tax (expense) benefit	Net amount
Unrealized gain on available-for-sale securities	$22.3	$(6.9)	$15.4
Reclassification for gains included in net income	(10.5)	4.0	(6.5)
Foreign currency translation adjustment	(8.2)	3.1	(5.1)
Realized loss on interest rate swap	(4.0)	1.6	(2.4)

Total	$(0.4)	$1.8	$1.4

Year ended December 31, 2005	Pre-tax amount	Tax (expense) benefit	Net amount
Unrealized gain on available-for-sale securities	$5.8	$(2.2)	$3.6
Reclassification for gains included in net income	(12.4)	4.7	(7.7)
Foreign currency translation adjustment	(3.0)	1.1	(1.9)

Total	$(9.6)	$3.6	$(6.0)

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"), which defines and establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. The effective date of SFAS 157 is the Company's fiscal year beginning January 1, 2008. The adoption of SFAS 157 is expected to result in additional disclosures regarding Janus' fair value measurements in future filings.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits an entity to measure certain financial assets and financial liabilities at fair value. The effective date of SFAS 159 is the Company's fiscal year beginning January 1, 2008. Janus has not elected the fair value option for any assets or liabilities that are not otherwise required to be accounted for at fair value by existing accounting standards.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The effective date of SFAS 141R is the Company's fiscal year beginning January 1, 2009. Janus has not yet completed an assessment of the impact of SFAS 141R.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standard No. 160 "Noncontrolling Interests in Consolidated Financial Statements- an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, deconsolidation of a subsidiary and requires noncontrolling interests to be classified as a component of equity in the consolidated financial statements. The effective date of SFAS 160 is the Company's fiscal year beginning January 1, 2009. Janus has not yet completed an assessment of the impact of SFAS 160.

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

	For the year ended December 31,
	2007	2006	2005
Income from continuing operations	$192.0	$138.9	$116.8
Loss from discontinued operations	(75.7)	(5.3)	(29.0)

Net income	$116.3	$133.6	$87.8

Basic earnings per share:
Weighted average common shares outstanding	176.5	202.4	218.6
Income from continuing operations	$1.09	$0.69	$0.53
Loss from discontinued operations	(0.43)	(0.03)	(0.13)

Basic earnings per share	$0.66	$0.66	$0.40

Diluted earnings per share:
Weighted average common shares outstanding	176.5	202.4	218.6
Dilutive effect of stock options and unvested
restricted stock using the treasury stock method	2.1	1.1	0.5

Weighted average diluted common shares outstanding	178.6	203.5	219.1
Income from continuing operations	$1.07	$0.68	$0.53
Loss from discontinued operations	(0.42)	(0.03)	(0.13)

Diluted earnings per share	$0.65	$0.66	$0.40

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation:

	For the year ended December 31,
	2007	2006	2005
Stock options	3.2	3.5	14.3
Unvested restricted stock	–	1.0	3.2

All shares held in the Janus Employee Stock Ownership Plan (the "ESOP") are treated as outstanding for purposes of computing basic earnings per share.

NOTE 5 — MARKETABLE SECURITIES

Janus' marketable securities at December 31, 2007 and 2006, are summarized as follows (in millions):

	December 31, 2007				December 31, 2006
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Trading securities (carried at fair value)	$104.3	$–	$–	$104.3	$–	$–	$–	$–
Available-for-sale securities (carried at fair value)
Structured investment vehicles	90.3	–	–	90.3	–	–	–	–
Investment in advised funds	13.2	3.1	(0.2)	16.1	76.4	15.8	(0.3)	91.9
Held-to-maturity securities (carried at amortized cost)
U.S. treasury and government agency securities	–	–	–	–	69.8	–	(0.2)	69.6
Corporate debt securities	–	–	–	–	11.4	–	–	11.4

	$207.8	$3.1	$(0.2)	$210.7	$157.6	$15.8	$(0.5)	$172.9

In the fourth quarter 2007, Janus evaluated its seed capital investments and determined that mutual funds and separate accounts in which it owns a majority interest should be consolidated. Securities underlying consolidated mutual funds and separate accounts have been classified as trading with changes in market value reported in earnings.

Proceeds from the sale of available-for-sale securities totaled $28.7 million, $59.9 million and $67.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Unrealized gains on trading securities held at December 31, 2007, totaled $3.4 million.

Structured Investment Vehicles ("SIVs")

A SIV is a fund that seeks to generate investment returns through yield curve arbitrage by purchasing high grade medium- and long-term fixed income instruments and funding those purchases by issuing low cost, short-term senior debt instruments such as asset-backed commercial paper and asset-backed medium term notes. In late 2007, widespread illiquidity in the commercial paper and capital markets prevented SIVs from accessing necessary funding for ongoing operations. The securities issued by those SIVs that were unable to access necessary liquidity through banks or other large financial institutions were generally downgraded by rating agencies as a result of expected defaults on maturing securities.

While Janus does not sponsor or serve as asset manager to any SIVs, it does serve as investment adviser to certain money market funds (the "Funds") that have invested in securities issued by SIVs from time to time, including securities issued by Stanfield Victoria Funding LLC ("Stanfield securities"). On December 21, 2007, Moody's Investors Service, Inc. ("Moody's") downgraded the Stanfield securities to a rating below what is generally permitted to be held by a security in the Funds. In connection with this downgrade, Janus purchased all of the Stanfield securities held by the Funds, totaling $108.5 million, to protect investors in the Funds from possible losses associated with such downgrade.

Subsequent to the purchase, Janus undertook a detailed analysis of the assets underlying the Stanfield securities, many of which do not have readily determinable fair values, and estimated a range of fair value by benchmarking those assets against instruments of a similar type with comparable yields, maturities and credit ratings for which fair market values were readily available. As a result of this analysis, Janus recognized an $18.2 million impairment charge (including $3.5 million of purchased accrued interest), reflecting the difference between the estimated fair value and the purchase price of the Stanfield securities.

In January 2008, the Stanfield securities were placed with an enforcement manager to be restructured or sold at the election of each senior note holder. Janus elected to participate in the restructuring of the Stanfield securities. In addition, the collateral agent, Deutsche Bank, filed an interpleader complaint due to conflicting positions of note holders that has effectively prevented the enforcement manager from making any cash payments and other distributions, or from restructuring the Stanfield securities, until the matter is resolved by the New York courts or is settled among the parties. Janus management believes that the anticipated restructuring will likely result in extended maturities and/or a pro-rata distribution of proceeds from the income and principal payments on the assets underlying the Stanfield securities. Given the uncertainty of the restructuring at this time, Janus can not determine the potential impact that a restructuring will have on the value of the Stanfield securities.

Janus may recognize additional impairment charges on the Stanfield securities if the restructuring is unsuccessful or there is an other-than-temporary deterioration in the value of the underlying assets. Janus' total additional risk of loss with respect to the Stanfield securities is limited to the $90.3 million carrying value of its investment.

NOTE 6 — ACQUISITIONS OF MINORITY INTEREST

Janus has increased its ownership of INTECH with the following purchases (in millions, except ownership %):

			Purchase Price Allocation
Acquisition Date	Interest Acquired	Purchase Price	Goodwill	Intangible Assets
March 30, 2007	4%	$81.0	$49.3	$31.7
February 1, 2006	5%	$90.0	$54.8	$35.2

Intangible assets acquired represent customer relationships which are amortized over 12 years.

The pro forma results of operations have not been presented as they would not have been materially different from reported amounts.

NOTE 7 — DISCONTINUED OPERATIONS

During the third quarter 2007, Janus initiated a plan to dispose of RSG, previously reported as the Printing and Fulfillment segment, as a result of RSG's difficulty in growing the business and Janus' desire to focus on its core investment management business.

Janus assessed the fair value of RSG less estimated disposal costs and concluded that the carrying value of RSG had been impaired. The fair value of RSG at December 31, 2007, was estimated using preliminary bids received from potential buyers. Impairment charges totaling $67.1 million (net of a $6.2 million tax benefit) were recorded to write-down the carrying value of RSG to the estimated fair market value less costs to sell the business. The impairment charges were allocated as follows; $57.8 million to goodwill (for which no tax benefit has been recorded), $3.7 million to property and equipment, and $5.6 million of intangible assets.

Summarized operating results of RSG are as follows (in millions):

	For the year ended December 31,
	2007	2006	2005
Revenues	$88.6	$90.9	$84.8
Expenses	104.8	106.8	100.1
Impairment	73.3	–	20.0

Operating loss	(89.5)	(15.9)	(35.3)
Other income, net	2.0	2.4	1.4
Tax benefit	11.8	8.2	4.9

Net loss	$(75.7)	$(5.3)	$(29.0)

The carrying amounts of the significant classes of assets and liabilities related to discontinued operations are as follows (in millions):

	December 31, 2007	December 31, 2006
Cash and cash equivalents	$4.3	$52.6
Accounts receivable, net	13.8	15.3
Property and equipment, net	4.4	13.1
Goodwill	–	57.8
Intangible assets, net	–	14.8
Deferred income taxes	4.0	–
Other assets	3.3	4.0

Total assets	$29.8	$157.6

Accounts payable and accrued expenses	$10.3	$11.3
Deferred income taxes	–	4.9
Other liabilities	0.5	1.5

Total liabilities	$10.8	$17.7

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows (in millions):

	December 31,
	2007	2006
Beginning of period	$1,090.5	$1,034.2
Additions	50.6	60.4
Adjustments to purchase price allocations	–	(4.1)

End of period	$1,141.1	$1,090.5

The following is a summary of identified intangible assets (in millions):

	December 31,
	2007	2006
Non-amortized intangible assets
Mutual fund advisory contracts	$943.1	$943.1
Brand name and trademark	270.5	270.5
Amortized intangible assets
Client relationships	138.8	107.7
Accumulated amortization	(42.0)	(31.3)

Net intangible assets	$1,310.4	$1,290.0

Client relationships are amortized over their estimated lives of seven to 25 years using the straight-line method. Amortization expense was $10.7 million, $10.4 million and $6.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense over the next five years is expected to be $11.4 million in 2008, $10.1 million in 2009, $9.8 million in 2010, $9.8 million in 2011 and $9.8 million in 2012.

The majority of goodwill and intangible assets were generated from transactions in 2001 to buy out the minority interest of JCM and resulted in the recognition of $803.8 million of goodwill and $1,164.6 million of intangible assets, representing mutual fund advisory contracts, brand name, trademark and client relationships.

Acquisitions of interests in INTECH resulted in goodwill of $185.0 million and intangible assets of $109.4 million, representing client relationships.

NOTE 9 — RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Intangibles Impairment

Within client relationships, Janus has subadvised contracts that have an allocated intangible value. To the extent such subadvised contracts are terminated, Janus recognizes an impairment charge equal to the unamortized value of the intangible asset recorded for such contract. Janus recognized impairment charges on subadvised contracts of $0.4 million and $11.0 million for the years ended December 31, 2007 and 2006, respectively. There were no impairments of subadvised contracts in 2005.

Bay Isle Financial LLC ("Bay Isle")

In 2005, Janus closed the California operations of Bay Isle, an asset management firm that focused on value and real estate investment trust investing. As a result of the transactions, Janus recognized a charge of $1.6 million, representing lease termination costs, severance payments and fixed asset impairments, and an intangible asset impairment of $3.9 million.

NOTE 10 — OTHER BALANCE SHEET CAPTIONS

Other current assets are composed of the following (in millions):

	December 31,
	2007	2006
Deferred compensation	$28.2	$14.5
Deferred commissions	10.3	1.5
Other current assets	23.8	25.6

Total	$62.3	$41.6

Other current accrued liabilities are composed of the following (in millions):

	December 31,
	2007	2006
Accrued marketing and distribution	$18.8	$19.7
Deferred compensation	30.2	13.3
Other accrued liabilities	30.2	36.9

Total	$79.2	$69.9

NOTE 11 — LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006, consisted of the following (in millions):

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.875% Senior Notes due 2011	$275.0	$274.4	$275.0	$277.3
6.119% Senior Notes due 2014	82.2	82.1	82.1	83.8
6.250% Senior Notes due 2012	299.6	308.5	–	–
6.700% Senior Notes due 2017	448.9	465.8	–	–
7.750% Senior Notes due 2009	22.0	22.9	22.0	23.1
7.875% Senior Notes due 2032	–	–	158.1	160.5

Total long-term debt	$1,127.7	$1,153.7	$537.2	$544.7

Fair Value of Long-Term Debt

The fair value of long-term debt was calculated using market quotes or, if market quotes were not available, by discounting future cash flows using market interest rates for debt with similar terms and maturities.

6.250% Senior Notes Due 2012 and 6.700% Senior Notes Due June 15, 2017

On June 14, 2007, Janus issued $300.0 million of 6.250% Senior Notes due June 15, 2012, and $450.0 million of 6.700% Senior Notes that are due June 15, 2017 (collectively, the "2007 senior notes") and are not callable by Janus or redeemable by the holders prior to maturity. Interest is paid semiannually on June 15 and December 15 of each year. The proceeds from the 2007 senior note issuances were $748.4 million. On June 26, 2007, approximately $160.0 million of the total proceeds were used to repay the 7.875% Senior Notes due 2032 plus accrued and unpaid interest as of the redemption date. The remaining proceeds may be used for possible future acquisitions, the repurchase of Janus' common stock, and/or general corporate purposes.

If the Company experiences a change of control and the 2007 senior notes are rated below investment grade by Standard & Poor's Rating Service ("S&P") and Moody's, the Company must offer to repurchase all of the 2007 senior notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

5.875% Senior Notes Due 2011

On September 18, 2006, Janus issued $275.0 million of 5.875% senior notes that are due September 15, 2011, and are not callable by Janus or redeemable at the option of the holders prior to maturity. Interest is paid semiannually on March 15 and September 15.

On May 2, 2006, Janus entered into a pay-fixed receive-variable interest rate swap (the "Swap") in anticipation of a $272.0 million fixed rate debt issuance with a mandatory termination date of May 4, 2007. The Swap was designated and accounted for as a cash flow hedge under SFAS No. 133 (as amended and interpreted) "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), and was designed to hedge the variability in interest payments on the anticipated fixed rate debt as a result of changes in the interest rate between inception of the Swap and the issuance of the debt. On September 18, 2006, the Swap was terminated and Janus incurred a loss of $4.4 million, or $2.7 million net of tax, which has been recorded in accumulated other comprehensive income on the consolidated balance sheet and will be amortized to interest expense over the life of the 5.875% senior notes.

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

Interest Rate Adjustment Covenant

All of Janus' outstanding debt includes an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company's debt rating is decreased by Moody's from its existing rating of Baa3 or by S&P from its existing rating of BBB-, up to a maximum increase of 200 basis points. If at any time after the interest has been adjusted upward; either Moody's or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance. The interest rate adjustment covenant will permanently terminate if the Company's debt ratings increase to Baa2 by Moody's and BBB by S&P (or higher), with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies.

Credit Facility

On June 1, 2007, the Company and the syndicate of banks amended the then existing $200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement (the "Credit Facility"). Under the amended Credit Facility, the bank syndicate's commitment was increased to $350 million and the maturity date was extended from October 19, 2008 to June 1, 2012. The Credit Facility contains a number of financial covenants including a specified financing leverage ratio and interest coverage ratio. At December 31, 2007, there were no borrowings under the Credit Facility.

Aggregate Maturities of Indebtedness

The aggregate amounts of debt maturing in the next five years are as follow (in millions):

2008	$–
2009	22.0
2010	–
2011	275.0
2012	300.0
Thereafter	532.4

Total	$1,129.4

NOTE 12 — INCOME TAXES

Janus' provision for income taxes is summarized as follows (in millions):

	December 31,
	2007	2006	2005
Current:
Federal	$83.2	$92.5	$44.5
State and local	11.1	12.4	7.9
International	5.5	5.9	3.3

Total current	99.8	110.8	55.7

Deferred:
Federal	13.2	(17.2)	15.4
State and local	2.0	(3.0)	1.7
International	1.4	(0.5)	–

Total deferred	16.6	(20.7)	17.1

Total income tax expense	$116.4	$90.1	$72.8

Janus' deferred income tax liabilities (assets) are summarized as follows (in millions):

	December 31,
	2007	2006
Income Tax Liabilities:
Intangible assets	$459.5	$460.2
Investments	–	6.1
Other	27.3	13.7

Gross deferred tax liabilities	486.8	480.0

Income Tax Assets:
Compensation and benefits	(55.5)	(58.4)
Accrued liabilities	(13.8)	(15.8)
Debt issue costs	(16.5)	(18.7)
Investments	(1.1)	–
Other	(4.2)	(4.6)

Gross deferred tax assets	(91.1)	(97.5)

Net deferred income tax liabilities	$395.7	$382.5

The current deferred income tax amounts at December 31, 2007 and 2006, are included within other current assets. Deferred tax assets and liabilities are reflected on the balance sheet as follows (in millions):

	December 31,
	2007	2006
Current deferred income tax asset, net	$(8.6)	$(11.9)
Long-term deferred income tax liability, net	404.3	394.4

Net deferred income tax liabilities	$395.7	$382.5

Janus' effective income tax rate differs from the statutory federal income tax rate as follows:

	December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	3.2%	3.1%	3.0%
INTECH minority interest	(2.3)%	(3.0)%	(3.4)%
Tax adjustments	(0.9)%	0.8%	(2.7%
Other	0.2%	0.0%	2.8%

Total effective income tax rate	35.2%	35.9%	34.7%

Janus adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007, which sets forth a specific method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. As a result of the implementation of FIN 48, Janus reduced its tax contingencies liability by $29.3 million, which had previously been accounted for under the provisions of Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies." The reduction in the liability and the related change in deferred taxes were accounted for as an increase to retained earnings on January 1, 2007. The tax contingencies liability has been recorded in other long-term liabilities. A reconciliation of the beginning and ending liability is as follows (in millions):

Balance at January 1, 2007	$59.5
Cumulative effect of adoption of FIN 48	(29.3)
Additions for tax positions of prior years	1.9
Accrued interest for the current period	2.6

Balance at December 31, 2007	$34.7

A deferred tax asset of $12.5 million has been recorded associated with the tax contingencies liability. If the tax contingencies liability and related deferred tax asset are reversed in future periods, the effective tax rate would be favorably impacted by $22.2 million.

Tax returns filed in previous years are subject to audit by various federal, state and international taxing authorities and as a result of such audits, additional tax assessments may be proposed. As of December 31, 2007, the majority of tax years from 1996 and forward remain subject to audit. Based on information currently available, Janus management does not anticipate any material changes in the liability within the next twelve months.

Taxing authorities generally charge interest and may assess penalties in the event that a tax position taken is subsequently reversed upon examination. Janus has accrued interest on its uncertain tax provisions based on the rates specified by the applicable taxing authorities and has recorded the interest as a component of the tax provision. At December 31, 2007, $10.9 million of accrued interest is included in the liability for tax contingencies. Any potential penalties associated with a tax contingency will also be included as a component of the tax provision in the period in which the assessment of a penalty becomes likely. Janus does not believe that it is subject to any penalties related to its tax contingencies and therefore, has not accrued a liability for tax penalties.

In the event of an overpayment of income taxes, taxing authorities generally pay interest from the date of the overpayment through the date on which an amended return is filed. Janus records interest income from taxing authorities as a component of the tax provision.

NOTE 13 — LONG-TERM INCENTIVE COMPENSATION

The components of Janus' long-term incentive compensation expense are summarized as follows (in millions):

	December 31,
	2007	2006	2005
Stock options	$17.1	$24.4	$22.1
Restricted stock awards	32.2	47.1	50.7
Mutual fund units	30.4	11.0	2.1
Employee stock purchase plan	0.2	0.2	0.2

Total long-term incentive compensation	$79.9	$82.7	$75.1

Historical long-term incentive awards have been granted with ratable vesting schedules of between three and five years. The majority of awards granted in 2007 and 2006 were granted with a four-year ratable vesting schedule, subject to accelerated vesting up to 50% if certain financial performance criteria are achieved. Based on such criteria, the 2007 and 2006 awards qualified for accelerated vesting of 45% and 50%, respectively, on February 1, 2008. At December 31, 2007, unrecognized compensation, net of estimated forfeitures, and the weighted-average years over which the compensation cost will be recognized are summarized as follows (in millions and assuming no further accelerated vesting):

	Unrecognized Compensation	Weighted- Average Years
Stock options	$6.9	2.7
Restricted stock awards	15.3	2.6
Mutual fund units	12.9	2.9

Total	$35.1	2.7

Janus generally grants annual long-term incentive awards in February of each year. The 2008 annual grant, not included in the table above, totaled $71.5 million and will be recognized ratably over a three-year period. The 2008 annual grant is not subject to performance-based accelerated vesting.

Stock Options

The fair value of stock options granted to Janus employees was estimated on the date of each grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Dividend yield	0.22%	0.20% to 0.27%	0.25% to 0.31%
Expected volatility	28%	27% to 30%	30%
Risk-free interest rate	4.86%	4.55% to 4.89%	3.71% to 4.45%
Expected life	5 years	5 years	5 to 6 years

Expected volatility was determined using an average of Janus' historical volatility and industry and market averages, as appropriate. Expected life was determined using employee termination rates and vesting periods of each grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant. Stock options granted prior to February 2005 have a maximum contractual term of 10 years and seven years for options granted thereafter.

The table below summarizes Janus' outstanding options:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	13,746,429	$19.42	15,678,666	$17.97	16,926,585	$17.19
Granted	1,810,378	21.01	1,721,951	21.54	1,518,387	14.48
Exercised	(4,185,901)	17.22	(3,045,261)	13.35	(1,969,066)	9.08
Expired	(284,931)	18.77	(608,927)	18.55	(797,240)	16.64

Outstanding at December 31	11,085,975	$20.54	13,746,429	$19.42	15,678,666	$17.97

Exercisable	8,257,081	$20.76	10,281,666	$19.79	10,334,948	$19.18

Vested or expected to vest	10,712,913	$20.52

Weighted average fair value of options granted during the year	$7.02		$6.45		$5.33

Intrinsic value of options at December 31 (in millions):
Exercised	$43.8		$22.3		$13.5

Outstanding	$140.7		$56.0		$46.6

Exercisable	$104.1		$44.7		$28.6

The following table summarizes the information about stock options that were outstanding at December 31, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$ 10 to $ 20	5,556,841	6.03	$15.38	5,012,810	5.94	$15.47
$ 20 to $ 30	3,947,764	4.93	21.88	1,662,901	3.81	22.81
$ 30 to $ 47	1,581,370	2.31	35.32	1,581,370	2.31	35.32

$ 10 to $ 47	11,085,975	5.11	20.54	8,257,081	4.82	20.76

Restricted Stock Awards

The table below summarizes unvested restricted stock awards for the years ended December 31, 2007 and 2006:

	2007		2006
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1	2,820,345	$19.07	4,500,158	$21.22
Granted	1,035,246	21.76	839,878	21.52
Vested	(2,190,508)	22.21	(1,983,068)	22.41
Forfeited	(130,162)	18.55	(536,623)	23.02

Unvested at December 31	1,534,921	$18.52	2,820,345	$19.07

The total fair value of restricted stock that vested during the years ended December 31, 2007, 2006 and 2005, was $48.6 million, $44.3 million and $33.5 million, respectively.

Mutual Fund Units

During 2007 and 2006, Janus granted $26.5 million and $21.3 million, respectively, in awards that are indexed to certain mutual funds managed by the Company. Upon vesting, participants receive the value of the award adjusted for earnings or losses attributable to the mutual funds to which the award was indexed. At the time of grant, the Company creates a fair value hedge accounted for in accordance with SFAS 133 to protect against the market variability of the mutual funds to which the awards are indexed by making investments equal to the amount of the awards in the mutual funds selected by the participants. Subsequent changes in market value are recorded against the Company's asset with the offset to the mutual fund share award liability. Any hedge ineffectiveness will result in an increase or decrease in long-term incentive compensation expense. Hedge effectiveness is assessed quarterly and has been 100% effective since inception and therefore, no gain or loss has been recognized. At December 31, 2007, the notional amount of the fair value hedge is $35.8 million and represents the cost basis of unvested awards.

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

Long-Term Incentive Stock Plans

On May 10, 2005, Janus shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan") which allows the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. The 2005 Plan replaced the 1998 Long-Term Incentive Plan ("1998 Plan") once the approximately 1.7 million shares remaining under the 1998 Plan are depleted. On January 25, 2007, Janus registered 15.0 million shares to be granted as equity awards under the 2005 Plan.

NOTE 14 — EMPLOYEE BENEFIT PLANS

Substantially all full-time employees of Janus are eligible to participate in a company-sponsored 401(k) and profit-sharing plan. Employees also participate in an ESOP. Janus matches a maximum of 3% of employee compensation in the 401(k) plan. Contributions to the ESOP and the profit-sharing plan are made at the discretion of the Board of Directors. Participants vest ratably in the ESOP and profit-sharing contributions over a five-year period. Expense related to the 401(k) plan, ESOP and profit-sharing plan was $12.5 million, $10.7 million and $9.0 million in 2007, 2006 and 2005, respectively.

The Company also has a deferred compensation plan for certain highly compensated employees. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by the Company. The Company makes no contributions to the plan and is liable to the participants for the amount of the deferrals as adjusted for changes in market value. To protect against market variability of the liability, the Company creates a fair value hedge accounted for in accordance with SFAS 133 by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Changes in market value are recorded to the investment asset held by the Company with the offset recorded to the liability to the participants. Any hedge ineffectiveness will result in increases or decreases in employee compensation and benefits expense. Hedge effectiveness is assessed quarterly and has been 100% effective since inception and therefore, no gain or loss has been recognized. At December 31, 2007, the notional amount of the fair value hedge is $9.0 million and represents total payroll deferrals.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Operating Leases

Janus rents office space and equipment under the terms of various operating lease agreements. As of December 31, 2007, future minimum rental commitments under non-cancelable operating leases are as follows (in millions):

2008	$16.7
2009	16.8
2010	16.1
2011	15.4
2012	15.5
Thereafter	77.1

Total	$157.6

Rent expense was $14.8 million, $15.2 million and $15.0 million in 2007, 2006 and 2005, respectively.

Investment Management Contracts

Most of Janus' revenues are derived pursuant to investment advisory agreements with its investment advisory clients. Investment advisory agreements with mutual funds may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the Investment Company Act of 1940 as amended (the "1940 Act")), and must be approved and renewed annually by the disinterested members of each fund's trustees, or its shareowners, as required by law. Generally, any change in control of Janus would constitute an "assignment" under the 1940 Act. In addition, a mutual fund's trustees or directors may terminate these investment advisory agreements upon written notice for any reason.

INTECH Minority Interest

Each fiscal year beginning in 2008 and terminating in 2012, each of the two INTECH founding members has the option to require Janus to purchase up to approximately 25% of their current holdings of INTECH shares ("Annual Option Shares") at the fair market value on the date of exercise based on a valuation by an independent investment bank. As of December 31, 2007, each of the two founders owns approximately 6% of INTECH. In the event that either INTECH founder does not fully exercise his annual voluntary sale option in a given year, Janus has the option to require the INTECH founder to sell the remaining balance of the Annual Option Shares at fair market value on the date of exercise.

In addition, each of the founders can require Janus to purchase their INTECH interests if the founder's employment is terminated. The purchase price of the departing founder's INTECH interests will be based on the fair market value on the date of exercise based on a valuation by an independent investment bank. Each founder is entitled to retain approximately one percent of INTECH's shares currently outstanding after employment until his death unless he is terminated for cause or leaves voluntarily while not in good standing. An INTECH founder will be deemed to be in good standing if he voluntarily leaves on or after January 1, 2009, after providing 12 months' prior notice and provided he cooperates with the transition. Janus has not recorded a liability for the purchase of the outstanding INTECH interests due to the uncertainty of this obligation and the price at which it may occur. INTECH interests in the aggregate would currently be valued at approximately $223.0 million, based on the most recent fair market value determined by an independent investment bank and agreed upon by INTECH and Janus.

NOTE 16 — LITIGATION

Janus is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial condition of Janus. However, an adverse outcome in any of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded. As of December 31, 2007, Janus had no litigation reserves as management believes that the remaining claims made in the civil actions described below have little or no merit and intends to defend against them.

Market Timing Litigation

Following the market timing investigations by the New York Attorney General ("NYAG") and the SEC, Janus and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case Number MDL No. 1586, 04-MD-15863). Five amended complaints were filed in these coordinated proceedings, including: (i) claims by a putative class of Janus fund investors asserting claims on behalf of the investor class (Marini, et al. v. Janus Investment Fund, et al., U.S. District Court, District of Maryland, Case No. 04-CV-00497); (ii) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds (Steinberg et al. v. Janus Capital Management, LLC et al., U.S. District Court, District of Maryland, Case No. 04-CV-00518); (iii) claims on behalf of participants in the Janus 401(k) plan (Wangberger v. Janus Capital Group Inc., 401(k) Advisory Committee, et al., U.S. District Court, District of Maryland, Case No. JFM-05-2711); (iv) claims brought on behalf of shareholders of Janus on a derivative basis against Janus' Board of Directors (Chasen v. Whiston, et al., U.S. District Court, District of Maryland, Case No. 04-MD-00855); and (v) claims by a putative class of Janus shareholders asserting claims on behalf of the shareholders (Wiggins, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, Case No. 04-CV-00818).

In August 2005, the U.S. District Court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors in the Marini and Steinberg cases described above, except certain claims under Section 10(b) of the Securities Exchange Act of 1934 and under Section 36(b) of the Investment Company Act of 1940. The U.S. District Court also entered an order dismissing all claims in the Wiggins lawsuit. Plaintiffs have appealed that dismissal to the U.S. Court of Appeals for the Fourth Circuit. That appeal is currently pending. In August 2006, the U.S. District Court in the Wangberger 401(k) plan class action dismissed the action with prejudice, and the plaintiff appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit. That appeal is still pending. Finally, the U.S. District Court also dismissed the Chasen lawsuit against Janus' Board of Directors without leave to amend, ruling that the plaintiff had failed to make a pre-suit demand on the Board of Directors as required by applicable state law. The time to appeal this dismissal has expired. As a result of the above events, the Company and JCM are the remaining defendants, in some capacity, in one or more of the actions described in the preceding paragraph.

The Auditor of the State of West Virginia, in his capacity as securities commissioner, initiated administrative proceedings against many of the defendants in the market timing cases (including Janus) and seeks disgorgement and other monetary relief based on similar market timing allegations (In the Matter of Janus Capital Group Inc. et al., Before the Securities Commissioner, State of West Virginia, Summary Order No. 05-1320). In September 2006, Janus filed its answer to the Auditor's summary order instituting proceedings, and requested a hearing. A hearing was held in June 2007 during which the parties were ordered to submit a scheduling order. In addition to the currently pending Motion to Discharge Order to Show Cause, Janus continues to challenge the statutory authority of the Auditor to bring such an action.

Miscellaneous Proceedings

During 2007, two former portfolio managers filed suit against a Janus subsidiary, alleging that it implemented certain changes to their compensation arrangements in violation of prior agreements (Edward Keely v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 7366 and Tom Malley v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 10719). Janus answered the complaints, denying any liability and challenging the merits of Mr. Keely's and Mr. Malley's allegations. Trial for the suit brought by Mr. Keely has been postponed from its originally scheduled date of June 2008. A trial date for the suit brought by Mr. Malley has not yet been scheduled.

NOTE 17 — RELATED PARTY TRANSACTIONS

Janus earns fees from the various registered investment companies for which it acts as investment adviser. Accounts receivable include amounts due from these investment companies. The table below presents this related party activity as of and for the years ended December 31 (in millions):

	Investment Management and Shareowner Servicing Fees	Accounts Receivable from Registered Investment Companies	12b-1 Plan Fees Earned
2007	$867.6	$89.9	$3.5
2006	708.7	70.8	1.3
2005	680.6	74.9	0.8

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

The Rights Plan is intended to encourage a potential Acquiring Person or group to negotiate directly with the Janus Board of Directors but may have certain anti-takeover consequences. The Rights Plan could significantly dilute the interests in Janus of an Acquiring Person. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of Janus.

The Janus Board evaluates the Rights Plan every three years, and in October 2007 approved the continuation of the Rights Plan until the Rights expire.

NOTE 19 — SEGMENT AND GEOGRAPHIC INFORMATION

As disclosed in Note 7 — Discontinued Operations, the Company committed to a plan to pursue the sale of RSG, previously reported as the Printing and Fulfillment segment, and accordingly, it has been reclassified as discontinued operations. The Company now operates in one business segment, its Investment Management operations.

The following summary provides information concerning Janus' principal geographic areas as of and for the years ended December 31, (in millions):

	2007	2006	2005
Revenues:
United States	$1,000.2	$833.5	$783.3
International*	116.8	102.3	85.0

Total	$1,117.0	$935.8	$868.3

Long-lived assets:
United States	$2,448.8	$2,395.8	$2,385.0
International*	14.7	4.1	6.9

Total	$2,463.5	$2,399.9	$2,391.9

*
International revenues and assets are attributed to countries based on location at which services are performed, primarily the United Kingdom.

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$247.9	$273.0	$284.6	$311.5	$1,117.0
Operating income	68.9	94.4	95.8	90.2	349.3
Income from continuing operations	38.0	51.6	50.8	51.6	192.0
Loss from discontinued operations	(2.4)	(2.8)	(38.6)	(31.9)	(75.7)
Net income	35.6	48.8	12.2	19.7	116.3
Basic earnings per share:
Income from continuing operations	$0.20	$0.29	$0.30	$0.31	$1.09
Loss from discontinued operations	(0.01)	(0.02)	(0.23)	(0.19)	(0.43)

Basic earnings per share	$0.19	$0.27	$0.07	$0.12	$0.66

Diluted earnings per share:
Continuing operations	$0.20	$0.28	$0.29	$0.30	$1.07
Discontinued operations	(0.01)	(0.02)	(0.22)	(0.19)	(0.42)

Diluted earnings per share	$0.19	$0.27	$0.07	$0.12	$0.65

	2006
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$232.5	$233.1	$229.0	$241.2	$935.8
Operating income	62.9	57.3	57.0	61.7	238.9
Income from continuing operations	37.3	33.2	32.6	35.8	138.9
Loss from discontinued operations	(2.0)	(2.1)	(3.1)	1.9	(5.3)
Net income	35.3	31.1	29.5	37.7	133.6
Basic earnings per share:
Income from continuing operations	$0.18	$0.17	$0.16	$0.18	$0.69
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	0.01	(0.03)

Basic earnings per share	$0.17	$0.15	$0.15	$0.19	$0.66

Diluted earnings per share:
Continuing operations	$0.18	$0.16	$0.16	$0.18	$0.68
Discontinued operations	(0.01)	(0.01)	(0.02)	0.01	(0.03)

Diluted earnings per share	$0.17	$0.15	$0.15	$0.19	$0.66

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

As of December 31, 2007, Janus' management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Gary D. Black, Chief Executive Officer, and Gregory A. Frost, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Black and Frost concluded that, as of the date of their evaluation, Janus' disclosure controls and procedures were effective.

There has been no change in Janus' internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Janus' internal controls over financial reporting.

NYSE ANNUAL CEO CERTIFICATION

The CEO of the Company has previously submitted to the NYSE the annual certifications required by Section 303A.12(a) of the NYSE Corporate Governance Rules.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 AND 14.

The Company's Proxy Statement for its 2008 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   List of Documents Filed as Part of this Report

(1)
Financial Statements

The financial statements and related notes, together with the report of Deloitte & Touche LLP dated February 26, 2008, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

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

(3) Articles of Incorporation and Bylaws
3.1.1
Delaware Certificate of Incorporation as Amended and Restated on June 14, 2000, is hereby incorporated by reference from Exhibit 3.1.1 to Janus' Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3.1.2
Certificate of Designation dated June 15, 2000, establishing Series A Preferred Stock, is hereby incorporated by reference from Exhibit 3.1.2 to Janus' Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3.2
Bylaws of Janus Capital Group Inc. as Amended and Restated on March 6, 2006, is hereby incorporated by reference from Exhibit 3.1 to Janus' Current Report on Form 8-K, dated March 7, 2006 (File No. 001-15253)
3.3
Certificate of Ownership and Merger, merging Janus Capital Corporation with and into Stilwell Financial Inc., is hereby incorporated by reference from Exhibit 3.1 to Janus' Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)
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

4.2.3
Amendment No. 1 to Rights Agreement between Janus Capital Group Inc. and UMB Bank N.A., as Rights Agent, dated February 23, 2005, is hereby incorporated by reference from Exhibit 4.1 to Janus' Current Report on Form 8-K, dated February 28, 2005 (File No. 001-5253)
4.2.4
Amendment No. 2 to Rights Agreement between Janus Capital Group Inc. and Wells Fargo Bank N.A., as successor Rights Agent, dated October 2, 2006, is hereby incorporated by reference from Exhibit 4.1 to Janus' Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001- 15253)
4.3	Article FOURTH, Article FIFTH, Article SIXTH, Article SEVENTH and Article ELEVENTH of Exhibit 3.1.1 above are hereby incorporated by reference
4.4	Article II; Article III, Section 2; and Article V of Exhibit 3.2 above are hereby incorporated by reference
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
4.8	5.875% Senior Notes Due 2011 Prospectus Supplement (to Prospectus dated April 25, 2002) is hereby incorporated by reference from Form 424B5, filed September 15, 2006 (File No. 333-86606)
4.9	$325,000,000 Shelf Registration Statement is hereby incorporated by reference from Form S-3ASR, filed June 5, 2007 (File No. 333-143510)
4.10
6.250% Senior Notes Due 2012 and 6.700% Senior Notes Due 2017 Prospectus Supplement (to Prospectus dated June 5, 2007) is hereby incorporated by reference from Form 424B5, filed June 11, 2007 (File No. 333-143510)
4.11
First Supplemental Indenture to the 2001 Indenture, dated as of June 14, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor to the Chase Manhattan Bank) is hereby incorporated by reference from Exhibit 4.5 to Janus' Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253).

4.12
First Supplemental Indenture to the 2004 Indenture, dated as of June 14, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor to JP Morgan Chase Bank) is hereby incorporated by reference from Exhibit 4.6 to Janus' Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253).
(10) Material Contracts
10.1
Representative Director Indemnification Agreement is hereby incorporated by reference from Exhibit 10.1 to Janus' Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.2
Representative Officer Indemnification Agreement is hereby incorporated by reference from Exhibit 10.2 to Janus' Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.3
Intercompany Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.3 to Janus' Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.4
Tax Disaffiliation Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.4 to Janus' Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.5
$200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement (the "Facility"), dated as of October 19, 2005, with Citibank, N.A., as administrative agent and swingline lender and JPMorgan Chase Bank, N.A., as syndication agent for the lenders is hereby incorporated by reference from Exhibit 10.1 to Janus' Current Report on Form 8-K, dated October 26, 2005 (File No. 001-15253)
10.5.1
$325 million Five-Year Competitive Advance and Revolving Credit Facility Agreement (the "Facility"), dated as of June 1, 2007, with Citibank, N.A., as administrative agent and swingline lender and JPMorgan Chase Bank, N.A., as syndication agent for the lenders amending the $200 million Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 19, 2005, is hereby incorporated by reference from Exhibit 10.1 to Janus' Current Report on Form 8-K, dated June 4, 2007 (File No. 001-15253)
10.6	Share Exchange Agreement with DST Systems, Inc., dated August 25, 2003, is hereby incorporated by reference from Exhibit 99.A to Janus' SC 13D/A, dated August 25, 2003 (File No. 001-15253)
10.7
Amended and Restated Limited Liability Company Agreement of Janus Capital Management LLC, dated as of March 13, 2002, is hereby incorporated by reference to Janus' Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.8
Assignment and Assumption Agreement, dated March 16, 2004, between Janus Capital Group Inc. and Capital Group Partners, Inc. is hereby incorporated by reference from Exhibit 10.3 to Janus' quarterly report on Form 10-Q, dated May 6, 2004 (File No. 001-15253)
10.9.1
Amended and Restated Janus Capital Group Inc. 1998 Long Term Incentive Stock Plan, effective as of May 12, 2004 is hereby incorporated by reference from Exhibit 10.1 to Janus' Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001- 15253)*

10.10
Janus Capital Group Inc. Employee Stock Purchase Plan, as Amended and Restated Effective October 23, 2006, is hereby incorporated by reference from Exhibit 10.1 to Janus' Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001- 15253)*
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
10.13	Janus Capital Group Inc. Amended and Restated Mutual Fund Share Investment Plan, effective January 22, 2008, is attached to this Form 10-K as Exhibit 10.1*
10.14
Janus Capital Group Inc. Management Incentive Compensation Plan, effective January 1, 2003, is hereby incorporated by reference from Appendix B to Janus' 2003 Proxy Statement on Schedule 14A (File No. 001-15253)*
10.15.1
Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, as Amended and Restated effective November 1, 2001, is hereby incorporated by reference from Exhibit 10.3 to Janus' Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15253)*
10.15.2
First and Second Amendments to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective January 1, 2002, are hereby incorporated by reference from Exhibit 10.5 to Janus' Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-15253)*
10.15.3
Third Amendment to the 401(k), Janus Capital Group Inc. Profit Sharing and Employee Stock Ownership Plan, dated October 2, 2002, is hereby incorporated by reference from Exhibit 10.2 to Janus' Form 10-Q for the quarterly period ended September 30, 2002 (File No. 001-15253)*
10.15.4
Fourth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, is hereby incorporated by reference from Exhibit 10.13.4 to Janus' Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001- 15253)*
10.15.5
Fifth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective March 8, 2004, and August 12, 2004, is hereby incorporated by reference from Exhibit 10.1 to Janus' Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-15253)*
10.15.6
Sixth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective March 28, 2005, is hereby incorporated by reference from Exhibit 10.2 to Janus' Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-15253)*
10.15.7
Seventh Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective April 1, 2005, is hereby incorporated by reference from Exhibit 10.5 to Janus' Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-15253)*

10.15.8
Eighth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective May 26, 2005, is hereby incorporated by reference from Exhibit 10.4 to Janus' Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-15253)*
10.15.9
Ninth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective January 1, 2006, is hereby incorporated by reference from Exhibit 10.1 to Janus' Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001- 15253)*
10.15.10
Tenth Amendment to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective January 1, 2007, is hereby incorporated by reference from Exhibit 10.2 to Janus' Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001- 15253)*
10.16
Janus Capital Group Inc. Income Deferral Program, Effective as of November 9, 2004 is hereby incorporated by reference from Exhibit 10.1 to Janus' Current Report on Form 8-K, dated November 12, 2004 (File No. 001-15253) *
10.17
Janus Capital Group Inc. Amended and Restated Directors' Deferred Fee Plan, effective as of January 1, 2005 is hereby incorporated by reference from Exhibit 10.3 to Janus' Annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-15253)*
10.18.1
Form of Janus Capital Group Inc. Restricted Stock, Mutual Fund Units and Stock Option Award Agreements effective for awards granted in 2006, is hereby incorporated by reference from Exhibit 10.2 to Janus' Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001- 15253)*
10.18.2
Form of Long-term Incentive Acceptance with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted in 2007, is hereby incorporated by reference from Exhibit 10.3 to Janus' Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001- 15253)*
10.18.3
Form of Long-term Incentive Acceptance with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted on or after February 2008, is attached to this Form 10-K as Exhibit 10.3*
10.20	Amended and Restated Janus Capital Group Inc. 2005 Long-Term Incentive Stock Plan, effective January 22, 2008, is attached to this Form 10-K as Exhibit 10.2*
10.20.1	Registration Statement of additional common stock for Janus' 2005 Long-Term Incentive Stock Plan is hereby incorporated by reference from Form S-8, filed January 25, 2007 (File No. 333-140220)
10.21.1
Amended and Restated Employment Agreement by and between Janus Capital Group Inc. and Gary Black, dated September 25, 2006, is hereby incorporated by reference from Exhibit 10.1 to Janus' Current Report on Form 8-K, dated September 28, 2006 (File No. 001-15253)*
10.22.1
Change of Control Agreement by and between Janus Capital Group Inc. and Robin C. Beery, dated as of February 10, 2003, is hereby incorporated by reference from Exhibit 10.32 to Janus' Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)*
10.23
Transition Agreement by and between Janus Capital Group Inc. and Girard C. Miller dated as of August 2, 2005, is hereby incorporated by reference from Exhibit 10.2 to Janus' Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-15253)*

10.25
Consulting and Separation Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of April 20, 2004, is hereby incorporated by reference from Exhibit 10.1 to Janus' Form 10-Q for the quarterly period ended March 1, 2004 (File No. 001-15253)*
10.26
Separation Agreement by and between Janus Capital Group Inc. and Lars O. Soderberg, dated as of July 21, 2004, is hereby incorporated by reference from Exhibit 10.1 to Janus' Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-15253)*
10.27
Change in Control Agreement by and between Janus Capital Group Inc. and Dominic C. Martellaro, dated May 1, 2006, is hereby incorporated by reference from Exhibit 10.3 to Janus' Current Report on Form 8-K, dated May 4, 2006 (File No. 001-15253)*
10.28
Change in Control Agreement by and between the Company and Gregory A. Frost, dated August 5, 2005, is hereby incorporated by reference from Exhibit 10.4 to Janus' Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001- 15253)*
10.28.1
Term sheet setting forth the terms of employment by and between the Company and Gregory A. Frost, dated March 19, 2007, is hereby incorporated by reference from Exhibit 10.1 to Janus' Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-15253)*
10.29
Change in Control Agreement by and between the Company and Kelley A. Howes, dated August 5, 2005, is hereby incorporated by reference from Exhibit 10.5 to Janus' Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001- 15253)*
10.30
Employment Agreement dated as of January 1, 2007, by and between the Company and Jonathan Coleman, is hereby incorporated by reference from Exhibit 10.1 to Janus' Form 8-K dated September 25, 2007 (File No. 001-15253) *
10.30.1
Change in Control Agreement by and between the Company and Jonathan Coleman, dated January 1, 2007, is hereby incorporated by reference from Exhibit 10.3 to Janus' Form 8-K, dated September 25, 2007 (File No. 001-15253) *
10.31
Employment Agreement dated as of January 1, 2007, by and between the Company and Richard Gibson Smith, is hereby incorporated by reference from Exhibit 10.1 to Janus' Form 8-K dated September 25, 2007 (File No. 001-15253) *
10.31.1
Change in Control Agreement by and between the Company and Richard Gibson Smith, dated January 1, 2007, is hereby incorporated by reference from Exhibit 10.4 to Janus' Form 8-K, dated September 25, 2007 (File No. 001-15253) *
10.32
Amendment to long-term incentive awards granted to Steven L. Scheid approved on November 11, 2005 is hereby incorporated by reference to Janus' Current Report on Form 8-K, dated November 16, 2005 (File No. 001-15253)*
10.33
Summary of Janus Capital Group Inc. Outside Director Compensation Program effective May 1, 2007, is hereby incorporated by reference from Exhibit 10.1 to Janus' Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-15253)*
* Compensatory plan or agreement.

(12) Statements Re Computation of Ratios
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1
(21) Subsidiaries of the Company
21.1	The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1
(23) Consents of Experts and Counsel
23.1	The Consent of Independent Registered Public Accounting Firm prepared pursuant to Item 601(b)(23) of Regulation S-K is attached to this Form 10-K as Exhibit 23.1
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Gary D. Black, Chief Executive Officer of Registrant
31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant
(32) Section 1350 Certificates
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99) Additional Exhibits
99.1	Lipper Ratings

(c)   Exhibits

JANUS CAPITAL GROUP INC.
2007 FORM 10-K ANNUAL REPORT
INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
10.1	Janus Capital Group Inc. Amended and Restated Mutual Fund Share Investment Plan, effective January 22, 2008	10
10.2	Amended and Restated Janus Capital Group Inc. 2005 Long-Term Incentive Stock Plan, effective January 22, 2008	10
10.3	Form of Long-term Incentive Acceptance with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted on or after February 2008.	10
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K	12
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K	21
23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	23
31.1	Certification of Gary D. Black, Chief Executive Officer of Registrant	31
31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant	31
32.1	Certification of Gary D. Black, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of Gregory A Frost, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
99.1	Lipper Ratings	99

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Capital Group Inc.
By:	/s/ GARY D. BLACK Gary D. Black Chief Executive Officer

February 28, 2008

The officers and directors of Janus Capital Group Inc., whose signatures appear below, hereby constitute and appoint Kelley A. Howes or Gregory A. Frost, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2007, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2008.

Signature	Title

/s/ GARY D. BLACK Gary D. Black	Director and Chief Executive Officer
/s/ GREGORY A. FROST Gregory A. Frost	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ROBERT W. BLAKLEY Robert W. Blakley	Vice President and Controller (Principal Accounting Officer)
/s/ STEVEN L. SCHEID Steven L. Scheid	Chairman of the Board
/s/ PAUL F. BALSER Paul F. Balser	Director
/s/ G. ANDREW COX G. Andrew Cox	Director

/s/ J. RICHARD FREDERICKS J. Richard Fredericks	Director
/s/ DEBORAH R. GATZEK Deborah R. Gatzek	Director
/s/ ROBERT T. PARRY Robert T. Parry	Director
/s/ JOCK PATTON Jock Patton	Director
/s/ LANDON H. ROWLAND Landon H. Rowland	Director
/s/ GLENN S. SCHAFER Glenn S. Schafer	Director
/s/ ROBERT SKIDELSKY Robert Skidelsky	Director

QuickLinks

PART I
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
JANUS CAPITAL GROUP INC. CONSOLIDATED BALANCE SHEETS (Dollars in Millions, Except Share Data)
JANUS CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in Millions, Except Per Share Data)
JANUS CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Millions)
JANUS CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Amounts in Millions, except per share)
JANUS CAPITAL GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
ITEMS 10, 11, 12, 13 AND 14.
PART IV
JANUS CAPITAL GROUP INC. 2007 FORM 10-K ANNUAL REPORT INDEX TO EXHIBITS
SIGNATURES