Form 10-Q
period 2008-03-31
JANUS CAPITAL GROUP INC
filed 2008-04-24
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒               No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒               Accelerated Filer ☐               Non-Accelerated Filer ☐               Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐               No ☒

As of April 21, 2008, there were 162,792,889, shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$ 270.3	$ 480.7
Marketable securities	202.9	210.7
Accounts receivable	143.2	164.5
Income taxes receivable	16.3	5.9
Other current assets	52.0	62.3
Assets related to discontinued operations	28.1	29.8
Total current assets	712.8	953.9

Other assets	124.3	112.2
Property and equipment, net	46.8	46.5
Intangibles, net	1,331.3	1,310.4
Goodwill	1,178.8	1,141.1

Total assets	$ 3,394.0	$ 3,564.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 3.3	$ 2.2
Accrued compensation and benefits	51.3	134.5
Other accrued liabilities	69.1	79.2
Liabilities related to discontinued operations	11.6	10.8
Total current liabilities	135.3	226.7

Other liabilities:
Long-term debt	1,127.8	1,127.7
Deferred income taxes	412.5	404.3
Other liabilities	64.8	65.7
Total liabilities	1,740.4	1,824.4

Commitments and contingencies

Minority interest	16.5	16.2

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.7	1.7
Retained earnings	1,630.8	1,717.0
Accumulated other comprehensive income	4.6	4.8
Total stockholders’ equity	1,637.1	1,723.5

Total liabilities and stockholders’ equity	$ 3,394.0	$ 3,564.1

The accompanying notes are an integral part of these consolidated financial statements.

 JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

 (Dollars in Millions, Except Per Share Data)

	Three months ended
	March 31,
	2008	2007

Revenues:
Investment management fees	$ 225.5	$ 200.9
Performance fees	5.6	2.5
Shareowner servicing fees and other	50.1	44.5
Total	281.2	247.9

Operating Expenses:
Employee compensation and benefits	91.8	87.4
Long-term incentive compensation	12.1	18.7
Marketing and advertising	7.8	5.1
Distribution	36.3	30.6
Depreciation and amortization	9.9	7.1
General, administrative and occupancy	33.8	30.1
Total	191.7	179.0

Operating Income	89.5	68.9

Interest expense	(18.9)	(9.5)
Investment gains (losses), net	(9.5)	0.8
Other income, net	4.2	5.6
Income before taxes, equity earnings and minority interest	65.3	65.8
Income tax provision	(24.5)	(23.4)
Equity in earnings of unconsolidated affiliate	2.0	1.7
Minority interest in consolidated earnings	(3.8)	(6.1)

Income from continuing operations	39.0	38.0

Loss from discontinued operations	(1.6)	(2.4)

Net Income	$ 37.4	$ 35.6

Earnings per Share-Basic:
Income from continuing operations	$ 0.24	$ 0.20
Loss from discontinued operations	(0.01)	(0.01)
Net income	$ 0.23	$ 0.19

Earnings per Share-Diluted:
Income from continuing operations	$ 0.24	$ 0.20
Loss from discontinued operations	(0.01)	(0.01)
Net income	$ 0.23	$ 0.19

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended
	March 31,
	2008	2007
CASH FLOWS PROVIDED BY (USED FOR):
Continuing Operations
Operating Activities:
Net income from continuing operations	$ 39.0	$ 38.0
Adjustments to net income:
Depreciation and amortization	9.9	7.1
Deferred income taxes	10.9	19.0
Minority interest in consolidated earnings	3.8	6.1
Amortization of stock-based compensation	8.6	14.7
Investment gains (losses), net	9.4	(0.4)
Payment of deferred commissions, net	(1.8)	(7.7)
Other, net	0.1	0.2
Changes in working capital items:
Accounts receivable	21.3	(27.4)
Other current assets	—	0.7
Accounts payable and accrued compensation payable	(81.4)	(50.3)
Other accrued liabilities	(17.9)	(19.3)
Net operating	1.9	(19.3)

Investing Activities:
Purchase of property and equipment	(4.2)	(5.9)
Acquisitions of INTECH	(60.7)	(81.0)
Purchase of marketable securities	(47.4)	(48.3)
Proceeds from sales and maturities of marketable securities	35.9	114.4
Net investing	(76.4)	(20.8)

Financing Activities:
Proceeds from stock plans	7.5	15.6
Excess tax benefit from equity-based compensation	3.2	2.8
Repurchase of common stock	(142.5)	(214.4)
Distributions to minority interest	(4.1)	(12.9)
Net financing	(135.9)	(208.9)

Cash and Cash Equivalents:
Net decrease	(210.4)	(249.0)
At beginning of period	480.7	507.1
At end of period	$ 270.3	$ 258.1

Discontinued Operations:
Operating activities	$ (0.6)	$ 1.2
Investing activities	(0.2)	(0.7)
Net increase (decrease)	(0.8)	0.5
Cash at beginning of period	4.3	52.6
Cash at end of period	$ 3.5	$ 53.1

Supplemental Cash Flow Information:
Cash paid for interest	$ 8.1	$ 11.1
Cash paid for income taxes	$ 19.6	$ 8.9

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share Data)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Stockholders’
	Shares	Stock	Earnings	Income	Equity

Balance at December 31, 2006	193.5	$ 1.9	$ 2,293.4	$ 11.1	$ 2,306.4

Cumulative-effect adjustment for the
adoption of a new accounting principle			29.9		29.9
Net income			116.3		116.3
Net unrealized gain on marketable securities				5.2	5.2
Amortization of net loss on cash flow hedge				0.4	0.4
Reclassification for gains included in net income				(12.8)	(12.8)
Foreign currency translation adjustment				0.9	0.9
Comprehensive income					110.0
Amortization of stock-based compensation			50.1		50.1
Issuance and forfeitures of restricted stock awards	0.9				—
Tax impact of stock-based compensation			6.7		6.7
Stock option exercises	4.2		73.2		73.2
Common stock repurchased	(32.3)	(0.2)	(845.4)		(845.6)
Common stock dividends ($0.04 per share)			(7.2)		(7.2)
Balance at December 31, 2007	166.3	1.7	1,717.0	4.8	1,723.5

Net income			37.4		37.4
Net unrealized loss on marketable securities				(0.8)	(0.8)
Amortization of net loss on cash flow hedge				0.1	0.1
Foreign currency translation adjustment				0.5	0.5
Comprehensive income					37.2
Amortization of stock-based compensation			8.4		8.4
Issuance and forfeitures of restricted stock awards	1.5				—
Tax impact of stock-based compensation			3.0		3.0
Stock option exercises	0.4		7.5		7.5
Common stock repurchased	(5.5)		(142.5)		(142.5)
Balance at March 31, 2008	162.7	$ 1.7	$ 1,630.8	$ 4.6	$ 1,637.1

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “Janus” or the “Company”) management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 – Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  The effective date of SFAS 141R is the Company’s fiscal year beginning January 1, 2009.  Janus has not yet completed an assessment of the impact of SFAS 141R.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, and requires noncontrolling interests to be classified as a component of equity in the consolidated financial statements.  The effective date of SFAS 160 is the Company’s fiscal year beginning January 1, 2009.  Janus has not yet completed an assessment of the impact of SFAS 160.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities.  The effective date of SFAS 161 is the Company’s fiscal year beginning January 1, 2009.  Janus has not yet completed an assessment of the impact of SFAS 161.

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

	Three months ended
	March 31,
	2008	2007
Income from continuing operations	$ 39.0	$ 38.0
Loss from discontinued operations	(1.6)	(2.4)

Net income	$ 37.4	$ 35.6

Basic earnings per share
Weighted average common shares outstanding	162.5	187.3
Income from continuing operations	$ 0.24	$ 0.20
Loss from discontinued operations	(0.01)	(0.01)

Basic earnings per share	$ 0.23	$ 0.19

Diluted earnings per share
Weighted average common shares outstanding	162.5	187.3
Dilutive effect of stock options and unvested restricted stock using the treasury stock method	1.5	1.3
Weighted average diluted common shares outstanding	164.0	188.6
Income from continuing operations	$ 0.24	$ 0.20
Loss from discontinued operations	(0.01)	(0.01)

Diluted earnings per share	$ 0.23	$ 0.19

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation (in millions):

	Three months ended
	March 31,
	2008	2007
Stock options	5.6	6.3
Unvested restricted stock	1.2	—

Note 4 – Acquisition

Each fiscal year through 2012, each of the two founding members of Enhanced Investment Technologies, LLC (“INTECH”) has the option to require Janus to purchase up to approximately 1.5% of INTECH shares at the fair market value of such shares.  On March 31, 2008, the two INTECH founding members exercised their right and Janus increased its ownership of INTECH to approximately 89.5% with the purchase of an additional 3% ownership interest for $60.7 million in cash.  The pro forma results of operations have not been presented as they would not have been materially different from reported amounts.  The preliminary purchase price allocation resulted in the recognition of $23.7 million of intangible assets and $37.0 million of goodwill.  Intangible assets represent customer relationships and are preliminarily being amortized over 12 years.

Note 5 – Discontinued Operations

During the third quarter 2007, Janus initiated a plan to dispose of its Printing and Fulfillment operations, represented by Rapid Solutions Group (“RSG”), as a result of difficulty in growing the business and Janus’ desire to focus on its core investment management business.

RSG provides clients with digital and offset printing services.  The digital print operations focus on providing clients with communication solutions using leading-edge print-on-demand technology and software applications that support the process of improving the effectiveness of customer communication through personalization and customization.  The offset printing operations provide customers with full-service graphics and design solutions through prepress services and high-speed, high-quality offset printing, including direct marketing packages, brochures, preprinted base stock and collateral pieces.

On April 9, 2008, the digital print operations of RSG, representing the majority of RSG’s assets, were sold to Bowne & Co., Inc. for $14.5 million.  The disposition of RSG’s digital and offset operations is not expected to have a material impact on Janus’ 2008 results of operations or financial condition.

Note 6 – Adoption of New Accounting Principle

Janus adopted the provisions of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•                  Level 1 – Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

•                  Level 2 – Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active,   quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.

•                  Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

Janus’ fair value measurements relate to marketable securities, purchase price allocations associated with business acquisitions and impairment testing of tangible and intangible assets.  Marketable securities consist primarily of exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds, and mutual fund securities with quoted prices in active markets.  Accordingly, the fair value measurements of these securities have been classified as level 1.

Also included in marketable securities are securities issued by Stanfield Victoria Funding LLC (“Stanfield securities”), a structured investment vehicle that purchased high grade medium- and long-term fixed-income instruments financed by issuing low-cost, short-term senior debt instruments such as asset-backed commercial paper and asset-backed medium-term notes.  Due to illiquidity in the commercial paper and capital markets, there are currently no active markets for the Stanfield securities.  To measure fair value, Janus undertook a detailed analysis of the assets underlying the Stanfield securities and benchmarked those assets against instruments of a similar type with comparable yields, maturities and credit ratings for which quoted market prices are readily available.  Discounts have been applied to the quoted market prices of the benchmark instruments to adjust for varying yields, credit ratings or other distinguishing characteristics.  The valuation methodology for the Stanfield securities has been consistently applied.  Because of the significance of the discounts, the fair value measurement of the Stanfield securities has been classified as level 3.

The following table presents the marketable securities carried at fair value as of March 31, 2008 (in millions):

	Level 1	Level 2	Level 3
Trading securities	$ 96.7	$ —	$ —

Available-for-sale securities
Investments in advised funds	15.9	—	—
Structured investment vehicle securities	—	—	90.3

Other assets
Mutual fund unit award hedge asset	49.5	—	—
Deferred compensation hedge asset	8.1	—	—

Total assets at fair value	$ 170.2	$ —	$ 90.3

Janus measured the fair value of the Stanfield securities as of March 31, 2008, and determined that the valuation was consistent with the previously reported amount of $90.3 million as of December 31, 2007.  There were no other securities classified as level 3 during the three months ended March 31, 2008.

On February 8, 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB 157” (“FSP 157-2”) which deferred the provisions of SFAS 157 to annual periods beginning after November 15, 2008 for non-financial assets and liabilities.  Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets.

Note 7 – Seed Capital Investments

Janus periodically adds new investment strategies to its mutual fund, separate account and subadvised relationship (collectively referred to herein as “investment products”) offerings by seeding investment products.  Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities.  Janus will consolidate such investment products as long as it holds a controlling interest, defined as greater than 50% ownership.  Upon deconsolidation, Janus accounts for its investments as available-for-sale securities.

Investments in seed capital are classified as follows:

Trading Securities

At March 31, 2008, seed capital investments classified as trading totaled $96.7 million.  Trading securities are carried in Janus’ consolidated financial statements at fair market value, with changes in value recognized as gains and losses currently in earnings.

Available-for-Sale Securities

At March 31, 2008, seed capital investments classified as available-for-sale totaled $15.9 million.  Available-for-sale securities are carried in Janus’ consolidated financial statements at fair market value, with changes in value recognized as gains and losses in other comprehensive income.  Accumulated gains and losses are reclassified to earnings when the securities are sold.

Note 8 – Long-Term Incentive Compensation

Janus generally grants annual long-term incentive awards in February of each year.  Janus granted $79.4 million in long-term incentive awards during the first quarter 2008, which will generally be recognized ratably over a three-year period.  The 2008 awards consisted of $25.1 million of restricted stock (0.9 million shares at a weighted average price of $27.60 per share), $20.5 million of stock options and $33.8 million of mutual fund units.

A total of 2.1 million options with a grant date fair value of $10.02 per option were awarded as part of the first quarter 2008 grants.  The grant date fair value of stock options was determined using the Black-Scholes model with the following assumptions: expected volatility of 32%, dividend yield of 0.13%, risk-free interest rate of 2.81% and an expected life of five years.

In addition, retention grants were awarded to certain Janus investment team members to facilitate succession planning and incentivize key personnel to remain with the Company.  The Janus investment team retention grant totaled $21.0 million (0.7 million shares of restricted stock at $28.83 per share).

Note 9 – Other Income, Net

The components of other income are as follows (in millions):

	Three months ended March 31,

	2008	2007
Dividend income	$ 0.7	$ 2.6
Interest income	2.5	3.0
Other, net	1.0	—
Total	$ 4.2	$ 5.6

Note 10 – Legal Proceedings

Janus is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions described below will not have a material adverse effect on Janus’ consolidated financial condition. However, an adverse outcome in any of the actions could have a material adverse effect on the Company’s financial results in the period in which it is recorded. As of March 31, 2008, Janus had no litigation reserves as management believes that the remaining claims made in the civil actions described below have little or no merit and intends to defend against them.

Market Timing Litigation

Following the market timing investigations by the New York Attorney General (“NYAG”) and the SEC, Janus and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case No. MDL No. 1586, 04-MD-15863).  Five amended complaints were filed in these coordinated proceedings, including: (i) claims by a putative class of Janus fund investors asserting claims on behalf of the investor class (Marini, et al. v. Janus Investment Fund, et al., U.S. District Court, District of Maryland, Case No. 04-CV-00497);  (ii) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds (Steinberg et al. v. Janus Capital Management, LLC et al., U.S. District Court, District of Maryland, Case No. 04-CV-00518); (iii) claims on behalf of participants in the Janus 401(k) plan (Wangberger v. Janus Capital Group Inc., 401(k) Advisory Committee, et al., U.S. District Court, District of Maryland, Case No. JFM-05-2711); (iv) claims brought on behalf of shareholders of Janus on a derivative basis against Janus’ Board of Directors (Chasen v. Whiston, et al., U.S. District Court, District of Maryland, Case No. 04-MD-00855); and (v) claims by a putative class of Janus shareholders asserting claims on behalf of the shareholders (Wiggins, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, Case No. 04-CV-00818).

In August 2005, the U.S. District Court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors in the Marini and Steinberg cases described above, except certain claims under Section 10(b) of the Securities Exchange Act of 1934 and under Section 36(b) of the Investment Company Act of 1940.  The U.S. District Court also entered an order dismissing all claims in the Wiggins lawsuit.  Plaintiffs have appealed that dismissal to the U.S. Court of Appeals for the Fourth Circuit.  That appeal is currently pending.  In August 2006, the U.S. District Court in the Wangberger 401(k) plan class action dismissed the action with prejudice, and the plaintiff appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit.  That appeal is still pending.  Finally, the U.S. District Court also dismissed the Chasen lawsuit against Janus’ Board of Directors without leave to amend, ruling that the plaintiff had failed to make a pre-suit demand on the Board of Directors as required by applicable state law. The time to appeal this dismissal has expired.  As a result of the above events, the Company and Janus Capital Management LLC are the remaining defendants, in some capacity, in one or more of the actions described in the preceding paragraph.

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

Miscellaneous Proceedings

During 2007, two former portfolio managers filed suit against a Janus subsidiary, alleging that it implemented certain changes to their compensation arrangements in violation of prior agreements (Edward Keely v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 7366 and Tom Malley v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 10719).  Janus answered the complaints, denying any liability and challenging the merits of Mr. Keely’s and Mr. Malley’s allegations.  Trial for the suit brought by Mr. Keely is scheduled for October 2008.  A trial date for the suit brought by Mr. Malley has not yet been scheduled.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In addition, Janus Capital Group Inc. (collectively, “Janus” or the “Company”) may make other written and oral communications from time to time that contain such statements.  Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations.  These statements are based on the beliefs and assumptions of the Company management based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the Company’s filings with the Securities and Exchange Commission, including those in Part I, Item 1A, Risk Factors, and elsewhere in Janus’ Annual Report on Form 10-K for the year ended December 31, 2007.   Janus cautions readers to carefully consider such factors.  Furthermore, such forward-looking statements speak only as of the date on which such statements are made.  Except as required by applicable law, Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

AVAILABLE INFORMATION

Copies of Janus Capital Group Inc.’s (collectively, “Janus” or the “Company”) filings with the Securities and Exchange Commission (“SEC”) can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information can be obtained about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Janus makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments thereto as soon as reasonably practical after such filing has been made with the SEC.  Reports may be obtained through the Investor Relations section of Janus’ website (http://ir.janus.com) or by contacting Janus at (888) 834-2536.  The contents of Janus’ website are not incorporated herein for any purpose.

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

RESULTS OF OPERATIONS

Overview

Janus provides investment management and administrative services to mutual funds, separate accounts and institutional clients in both domestic and international markets through its primary subsidiaries, Janus Capital Management LLC (“Janus ex-INTECH”) and Enhanced Investment Technologies, LLC (“INTECH”).

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company’s mutual funds, separate accounts and subadvised relationships (collectively referred to herein as “investment products”).  Certain investment products are also subject to performance fees that vary based on their relative performance as compared to a benchmark index and the level of assets subject to such fees.  Assets under management primarily consist of domestic and international equity and debt securities.  Accordingly, fluctuations in the financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on Janus’ operating results.

INVESTMENT MANAGEMENT OPERATIONS (CONTINUING OPERATIONS)

Highlights for the current quarter include:

•                  Relative investment performance remained strong with approximately 86%, 85% and 87% of Janus’ mutual funds in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of March 31, 2008

•                  Net income from continuing operations was $39.0 million, or $0.24 per diluted share.

•                  Operating margin totaled 31.8%.

•                  Acquired an additional 3% interest in INTECH for $60.7 million on March 31, 2008.

•                  Repurchased 5.5 million shares of Janus common stock at a total price of $142.5 million.

Assets Under Management and Flows

	Three months ended March 31,
	2008	2007
	(in billions)

Beginning of period assets	$ 206.7	$ 167.7
Long-term sales
Janus ex-INTECH	9.5	7.1
INTECH	1.8	5.0
Long-term redemptions
Janus ex-INTECH	(9.9)	(7.1)
INTECH	(2.9)	(1.9)
Long-term net flows *
Janus ex-INTECH	(0.4)	—
INTECH	(1.1)	3.1
Total long-term net flows	(1.5)	3.1
Net money market flows	(0.6)	1.5
Market / fund performance	(17.0)	3.9
End of period assets	$ 187.6	$ 176.2

Average assets under management
Janus ex-INTECH	$ 114.2	$ 99.4
INTECH	63.1	64.2
Money Market	12.4	8.5
Total	$ 189.7	$ 172.1

*    Excludes money market flows.  Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

Total average assets under management increased $17.6 billion, or 10.2%, for the three-month period ended March 31, 2008, as compared to the same period in 2007.  The increase in average assets under management is a result of positive long-term net flows and market appreciation/ fund performance in the last three quarters of 2007, partially offset by market depreciation in the first quarter 2008 due to challenging market conditions.

Janus ex-INTECH sales improved 33.8% over the comparable prior year period from higher sales through the retail intermediary channel as a result of expansion efforts over the last several years and strong relative investment performance.  Redemptions increased in the first quarter 2008 largely as a result of a $1.1 billion fixed income mandate redemption combined with recent volatility in the equity markets, resulting in a slight decline in net long-term flows.

INTECH’s sales and redemptions have been impacted by the relative underperformance of certain key investment strategies during the first quarter 2008 and most of 2007 as well as clients rebalancing their portfolios.  Despite the recent relative underperformance, INTECH’s long-term performance remains strong, with 46%, 44%, 100% and 100% of all product strategies with at least a 1-, 3-, 5- and 10-year performance track record, respectively, outperforming their respective benchmarks during each of those periods ended March 31, 2008.

Results of Investment Management Operations

Three Months Ended March 31, 2008, Compared with Three Months Ended March 31, 2007

Revenues

Investment management fees increased $24.6 million, or 12.2%, primarily as a result of the 10.2% increase in average assets under management.  Revenue increased at a slightly higher rate than average assets under management as a result of increased average assets in higher yielding Janus ex-INTECH products.

Performance fee revenue is derived from certain mutual funds and INTECH private accounts.  The increase in performance fee revenue was primarily due to performance fees of $5.0 million earned on mutual funds, partially offset by a decrease of $1.7 million of fees on INTECH private accounts as a result of recent relative underperformance.

Shareowner servicing fees and other revenue improved $5.6 million over the comparable prior year period primarily as a result of an increase in transfer agent fees.  Transfer agent fees are based on average assets under management in Janus’ retail fund series (Janus Investment Fund), excluding money market assets, which increased 9.1% over the comparable period in the prior year.

Expenses

Employee compensation and benefits increased from the same period last year, principally due to growth in the number of employees and higher investment team compensation as a result of strong investment performance and higher management fee revenue.  The investment team compensation plan is linked to individual performance, but also ties the aggregate level of compensation to investment management fee revenue.  These increases were partially offset by severance charges incurred in the first quarter 2007.

Long-term incentive compensation declined $6.6 million primarily due to the final vesting of the 2002 restricted stock grant in the first quarter 2007.

Marketing and advertising expenses increased $2.7 million due to higher print advertising expenses in the current period associated with the continued promotion and awareness of the Janus brand.

Distribution expense increased $5.7 million, or 18.6%, from a similar increase in assets under management subject to third-party concessions.  Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries and are primarily related to Janus ex-INTECH investment products.

Depreciation and amortization expenses increased $2.8 million primarily as a result of the amortization of deferred commissions from higher sales of B shares of Janus’ international fund series, Janus Capital Funds Plc, and the amortization of intangibles related to the February 2007 acquisition of an additional 4% interest in INTECH.

Interest expense increased $9.4 million as a result of the issuance of additional debt in June 2007.

Net investment losses of $9.5 million for the three months ended March 31, 2008, were driven primarily by mark-to-market adjustments on consolidated investment products.  Mutual funds and separate accounts in which Janus owns a majority interest are consolidated, with changes in market value reported in current period earnings.  Future earnings will be impacted by fluctuations in the fair value measurements and amount of consolidated investments.

Minority interest in consolidated earnings consists of INTECH earnings and net investment losses attributable to the minority interests in INTECH and consolidated investment products.  The decline in minority interest is largely the result of a 15.9% decline in INTECH earnings associated with lower performance fees earned on private accounts.

DISCONTINUED OPERATIONS

During the third quarter 2007, Janus initiated a plan to dispose of its Printing and Fulfillment operations, represented by Rapid Solutions Group (“RSG”), as a result of difficulty in growing the business and Janus’ desire to focus on its core investment management business.

RSG provides clients with digital and offset printing services.  The digital print operations focus on providing clients with communication solutions using leading-edge print-on-demand technology and software applications that support the process of improving the effectiveness of customer communication through personalization and customization.  The offset printing operations provide customers with full-service graphics and design solutions through prepress services and high-speed, high-quality offset printing, including direct marketing packages, brochures, preprinted base stock and collateral pieces.

On April 9, 2008, the digital print operations of RSG, representing the majority of RSG’s assets, were sold to Bowne & Co., Inc. for $14.5 million.  The disposition of RSG’s digital and offset operations is not expected to have a material impact on Janus’ 2008 results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data from continuing operations for the three-month periods ended March 31, 2008 and 2007 is as follows (in millions):

	2008	2007
Cash flows provided by (used for):
Operating activities	$ 1.9	$ (19.3)
Investing activities	(76.4)	(20.8)
Financing activities	(135.9)	(208.9)
Net change in cash and cash equivalents	(210.4)	(249.0)
Balance beginning of period	480.7	507.1
Balance end of period	$ 270.3	$ 258.1

On an annual basis, Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements.  Cash provided by operating activities for the three months ended March 31, 2008, increased over the comparable prior year period as a result of changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments.

Cash used for investing activities for the three months ended March 31, 2008, includes $60.7 million for the purchase of an additional 3% interest in INTECH and $11.5 million of net proceeds from the sale and purchase of investments.  Cash used for investing activities for the comparable prior year period primarily represents the acquisition of an additional 4% interest in INTECH and $66.1 million of net proceeds from the sale and maturities of investments.

Cash used for financing activities for the three months ended March 31, 2008 and 2007, primarily represents stock buybacks of $142.5 million and $214.4 million, respectively.

Other Sources of Liquidity

Credit Facility

Janus has a $350 million Three-Year Competitive Advance and Revolving Credit Facility Agreement (the “Credit Facility”) with a syndicate of banks.  The Credit Facility contains a number of financial covenants including a specified financing leverage ratio and interest coverage ratio.  At March 31, 2008, Janus was in compliance with all covenants and there were no borrowings under the Credit Facility.

Shelf Registration

The Company has effective a Shelf Registration Statement with the SEC, under which Janus could register an indeterminate amount of Janus’ common stock, preferred stock and debt securities.

Capital Requirements

Money Market Funds Advised by the Company

Janus advises money market funds (the “Funds”) that attempt to provide current income and limit exposure to losses by investing in high-quality securities with short-term durations that present minimal credit risk.  Adverse events or circumstances related to individual securities or the market in which the securities trade may cause other-than-temporary declines in value.  In these situations, Janus may elect to support one or more of the Funds through a variety of means, including but not limited to, purchasing securities held by the Funds, reimbursing for any losses incurred or providing a letter of credit.  However, Janus is not contractually or legally obligated to provide support to the Funds.

Janus’ decision to provide support to the Funds is based on the facts and circumstances at the time a holding in the Funds becomes or is expected to become distressed.  A holding is considered distressed when there is significant doubt regarding the issuer’s ability to pay required amounts when due, often resulting in a decline in the securities’ credit ratings.  If a security falls below the minimum rating required by investment restrictions, the Funds must dispose of the investment unless the Funds’ board of trustees determines that such disposition is not in the best interests of the Funds.  In determining whether to take any action in response to a distressed condition or a downgrade affecting securities held by the Funds, Janus considers many factors, which may include the potential financial and reputational impact to the Funds and Janus, the regulatory and operational restrictions, the size of a holding, a security’s expected time to maturity and likelihood of payment at maturity, general market conditions, discussions with the Funds’ board of trustees and Janus’ board of directors, and Janus’ liquidity and financial condition.

Financial Support Provided to the Funds

On December 21, 2007, Moody’s Investors Service, Inc. downgraded securities issued by certain structured investment vehicles (“SIV”) including those issued by Stanfield Victoria Funding LLC (“Stanfield securities”) to a rating below what is generally permitted to be held by the Funds.  The Funds held $105.0 million of Stanfield securities plus $3.5 million of accrued interest at the time of the downgrade.  In connection with this downgrade, Janus determined that it was in the best interests of the applicable Funds and their shareholders for Janus to purchase the Stanfield securities from the Funds at amortized cost plus accrued interest.  Subsequent to purchase, Janus recognized an $18.2 million impairment charge in the fourth quarter 2007 (including $3.5 million of purchased accrued interest), reflecting the difference between the low end of the range of estimated fair value and the purchase price of the Stanfield securities.  Included in Janus’ estimate of fair value is the assumption that no interest income payable on the securities will be received.  Janus again assessed the fair value of the Stanfield securities as of March 31, 2008, and determined that no further impairment was necessary.  Janus’ total additional risk of loss with respect to the Stanfield securities is limited to the $90.3 million carrying value of its investment.

Securities Held by the Funds

Janus continuously evaluates the securities held by the Funds to determine if any holdings are distressed or may become distressed in the near future.  As of March 31, 2008, Janus does not believe that the Funds hold other securities that present a material risk of downgrade.  However, Janus continues to monitor the remaining $350 million of securities issued by bank-sponsored SIVs held by the Funds, representing approximately 2.4% of total money market assets under management at March 31, 2008. These SIV securities are scheduled to mature between May and August of 2008.  Bank-sponsored SIVs have access to various forms of liquidity through their sponsors or other large financial institutions, and are therefore considered to pose less risk to holders.  Nonetheless, if the markets relating to investments in SIVs and related underlying assets remain illiquid, securities issued by bank-sponsored SIVs could experience declines in market value.  Additionally, sponsors could be unable or unwilling to continue their sponsorship of these SIVs, which may cause a decline in the credit quality of bank-sponsored SIVs.  In such circumstances, Janus would consider whether taking any action, including, but not limited to, a potential election by Janus to provide further support to the Funds that could result in additional impairments and financial losses, would be appropriate.

INTECH

Each fiscal year through 2012, each of the two INTECH founding members has the option to require Janus to purchase up to approximately 1.5% of INTECH shares (“Annual Option Shares”) at the fair market value.  Subsequent to the March 31, 2008 sale of 3% of INTECH to Janus, the two founders own an aggregate of approximately 8% of INTECH.  In the event that either INTECH founder does not fully exercise his annual voluntary sale option in a given year, Janus has the option to require the INTECH founder to sell the remaining balance of the Annual Option Shares for that year at fair market value.

In addition, the founders can require Janus to purchase their INTECH interests when the founder’s employment is terminated.  The purchase price of the departing founder’s INTECH interests will be based on the fair market value.  Each founder is entitled to retain approximately one percent of INTECH’s shares then outstanding after employment until his death unless he is terminated for cause or leaves voluntarily while not in good standing.  An INTECH founder will be deemed to be in good standing if he voluntarily leaves on or after January 1, 2009, after providing 12 months’ prior notice and provided he cooperates with the transition.  Janus has not recorded a liability for the purchase of the outstanding INTECH interests due to the uncertainty of this obligation and the price at which it may occur.  INTECH interests held by the founders in the aggregate would currently be valued at approximately $147.0 million, based on the most recent determination of fair market value.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.    Controls and Procedures

Janus’ management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  Gary D. Black, Chief Executive Officer, and Gregory A. Frost, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Black and Frost concluded that as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.

There has been no change in Janus’ internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1. Financial Statements, Note 10 – Legal Proceedings.

Item 1A.    Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Janus’ Board of Directors has authorized four separate $500 million share repurchase programs beginning in July 2004 with the most recent authorization in July 2007.  During the first three months of 2008, Janus repurchased 5.2 million shares at an aggregate cost of $134.2 million under the current authorization.  The Company cautions that there are no assurances that any future repurchases will actually occur.

In addition to this program, for the three months ended March 31, 2008, Janus repurchased 304,357 shares from employees as a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
January	2,098,252	$ 27.46	2,096,800	$ 245 million
February	2,459,497	$ 25.57	2,156,592	$ 190 million
March	955,693	$ 23.07	955,693	$ 168 million
Total	5,513,442	$ 25.86	5,209,085

Item 6.    Exhibits

31.1	Certification of Gary D. Black, Chief Executive Officer of Registrant

31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Gary D. Black, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: April 24, 2008

Janus Capital Group Inc.

/s/ Gary D. Black
Gary D. Black, Chief Executive Officer

/s/ Gregory A. Frost
Gregory A. Frost, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

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