Form 10-Q
period 2008-06-30
JANUS CAPITAL GROUP INC
filed 2008-07-24
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐               No ☒

As of July 21, 2008, there were 159,811,039, shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$ 275.7	$ 480.7
Marketable securities	201.1	210.7
Accounts receivable	146.3	164.5
Income taxes receivable	20.4	5.9
Other current assets	58.4	62.3
Assets related to discontinued operations	12.4	29.8
Total current assets	714.3	953.9

Other assets	118.3	112.2
Property and equipment, net	48.4	46.5
Intangibles, net	1,327.9	1,310.4
Goodwill	1,183.7	1,141.1

Total assets	$ 3,392.6	$ 3,564.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 3.4	$ 2.2
Accrued compensation and benefits	83.1	134.5
Current portion of long-term debt	22.0	—
Other accrued liabilities	55.7	79.2
Liabilities related to discontinued operations	8.8	10.8
Total current liabilities	173.0	226.7

Other liabilities:
Long-term debt	1,105.8	1,127.7
Deferred income taxes	401.8	404.3
Other liabilities	63.7	65.7
Total liabilities	1,744.3	1,824.4

Commitments and contingencies

Minority interest	9.6	16.2

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.6	1.7
Retained earnings	1,633.9	1,717.0
Accumulated other comprehensive income	3.2	4.8
Total stockholders’ equity	1,638.7	1,723.5

Total liabilities and stockholders’ equity	$ 3,392.6	$ 3,564.1

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Investment management fees	$ 239.8	$ 220.6	$ 465.3	$ 421.5
Performance fees	11.6	3.8	17.2	6.3
Shareowner servicing fees and other	52.8	48.6	102.9	93.1
Total	304.2	273.0	585.4	520.9

Operating Expenses:
Employee compensation and benefits	91.6	86.8	183.4	174.2
Long-term incentive compensation	12.5	17.0	24.6	35.7
Marketing and advertising	8.7	5.0	16.5	10.1
Distribution	38.2	34.5	74.5	65.1
Depreciation and amortization	10.7	8.7	20.6	15.8
General, administrative and occupancy	37.4	26.6	71.2	56.7
Total	199.1	178.6	390.8	357.6

Operating Income	105.1	94.4	194.6	163.3

Interest expense	(18.8)	(11.5)	(37.7)	(21.0)
Investment gains (losses), net	3.0	0.4	(6.5)	1.2
Other income, net	1.0	4.6	5.2	10.2
Income before taxes, equity earnings and minority interest	90.3	87.9	155.6	153.7
Income tax provision	(23.8)	(32.9)	(48.3)	(56.3)
Equity in earnings of unconsolidated affiliate	2.3	1.7	4.3	3.4
Minority interest in consolidated earnings	(3.2)	(5.1)	(7.0)	(11.2)

Income from continuing operations	65.6	51.6	104.6	89.6

Income (loss) from discontinued operations	0.7	(2.8)	(0.9)	(5.2)

Net Income	$ 66.3	$ 48.8	$ 103.7	$ 84.4

Earnings per Share-Basic:
Income from continuing operations	$ 0.41	$ 0.29	$ 0.65	$ 0.49
Income (loss) from discontinued operations	0.00	(0.02)	(0.01)	(0.03)
Net income	$ 0.41	$ 0.27	$ 0.64	$ 0.46

Earnings per Share-Diluted:
Income from continuing operations	$ 0.40	$ 0.28	$ 0.64	$ 0.48
Income (loss) from discontinued operations	0.00	(0.02)	(0.01)	(0.03)
Net income	$ 0.41	$ 0.27	$ 0.64	$ 0.45

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended
	June 30,
	2008	2007
CASH FLOWS PROVIDED BY (USED FOR):
Continuing Operations
Operating Activities:
Net income from continuing operations	$ 104.6	$ 89.6
Adjustments to net income:
Depreciation and amortization	20.6	15.8
Deferred income taxes	(4.0)	26.0
Minority interest in consolidated earnings	7.0	11.2
Amortization of stock-based compensation	17.5	24.7
Investment gains (losses), net	6.5	(0.4)
Payment of deferred commissions, net	(3.3)	(21.3)
Other, net	1.8	(3.0)
Changes in working capital items:
Accounts receivable	18.1	(10.7)
Other current assets	2.4	0.1
Accounts payable and accrued compensation payable	(51.4)	(22.1)
Other accrued liabilities	(39.1)	1.0
Net operating	80.7	110.9

Investing Activities:
Purchase of property and equipment	(9.0)	(9.8)
Acquisitions of INTECH	(67.7)	(81.0)
Purchase of marketable securities	(52.2)	(61.0)
Proceeds from sales and maturities of marketable securities	45.9	117.8
Distribution of cash from discontinued operations	13.5	—
Net investing	(69.5)	(34.0)

Financing Activities:
Proceeds from issuance of long-term debt	—	748.4
Debt issuance costs	—	(6.9)
Repayment of long-term debt	—	(158.1)
Proceeds from stock plans	16.6	41.4
Excess tax benefit from equity-based compensation	4.0	4.2
Repurchase of common stock	(217.8)	(491.7)
Distributions to minority interest	(12.5)	(22.6)
Dividends paid to shareholders	(6.5)	(7.2)
Net financing	(216.2)	107.5

Cash and Cash Equivalents:
Net increase (decrease)	(205.0)	184.4
At beginning of period	480.7	507.1
At end of period	$ 275.7	$ 691.5

Discontinued Operations:
Operating activities	$ (5.2)	$ (1.1)
Investing activities	2.3	(0.9)
Net decrease	(2.9)	(2.0)
Cash at beginning of period	4.3	52.6
Cash at end of period	$ 1.4	$ 50.6

Supplemental Cash Flow Information:
Cash paid for interest	$ 48.7	$ 19.5
Cash paid for income taxes	$ 60.6	$ 18.3

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share Data)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Stockholders’
	Shares	Stock	Earnings	Income	Equity

Balance at December 31, 2006	193.5	$ 1.9	$ 2,293.4	$ 11.1	$ 2,306.4

Cumulative-effect adjustment for the adoption of a new accounting principle			29.9		29.9
Net income			116.3		116.3
Net unrealized gain on marketable securities				5.2	5.2
Amortization of net loss on cash flow hedge				0.4	0.4
Reclassification for net gains included in net income				(12.8)	(12.8)
Foreign currency translation adjustment				0.9	0.9
Comprehensive income					110.0
Amortization of stock-based compensation			50.1		50.1
Issuance and forfeitures of restricted stock awards	0.9				—
Tax impact of stock-based compensation			6.7		6.7
Stock option exercises	4.2		73.2		73.2
Common stock repurchased	(32.3)	(0.2)	(845.4)		(845.6)
Common stock dividends ($ 0.04 per share)			(7.2)		(7.2)
Balance at December 31, 2007	166.3	1.7	1,717.0	4.8	1,723.5

Net income			103.7		103.7
Net unrealized loss on marketable securities				(0.8)	(0.8)
Reclassification for net gains included in net income				(1.0)	(1.0)
Amortization of net loss on cash flow hedge				0.2	0.2
Comprehensive income					102.1
Amortization of stock-based compensation			16.5		16.5
Issuance and forfeitures of restricted stock awards	1.5				—
Tax impact of stock-based compensation			3.5		3.5
Stock option exercises	0.9		16.6		16.6
Common stock repurchased	(8.1)	(0.1)	(217.7)		(217.8)
Change of interest in subsidiary			0.8		0.8
Common stock dividends ($ 0.04 per share)			(6.5)		(6.5)
Balance at June 30, 2008	160.6	$ 1.6	$ 1,633.9	$ 3.2	$ 1,638.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “Janus” or the “Company”) management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All such adjustments are of a normal recurring nature.  Such unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 – Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  The effective date of SFAS 141R is the Company’s fiscal year beginning January 1, 2009.  Janus will apply SFAS 141R to any future acquisitions completed on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, and requires noncontrolling interests to be classified as a component of equity in the consolidated financial statements.  The effective date of SFAS 160 is the Company’s fiscal year beginning January 1, 2009.  Subsequently, the SEC announced revisions to Emerging Issues Task Force (“EITF”) Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) which clarified that noncontrolling interests that are redeemable and whose redemption is not solely controlled by the issuer are not within the scope of SFAS 160.  Such interests are within the scope of EITF D-98 which requires that redeemable noncontrolling interests be classified outside of permanent equity at the aggregate of the redemption value and undistributed earnings attributable to the noncontrolling interest at each balance sheet date.  The effective date of EITF D-98 is the Company’s fiscal year beginning January 1, 2009.  Janus has not yet completed an assessment of the impact of SFAS 160 and EITF D-98.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Income from continuing operations	$ 65.6	$ 51.6	$ 104.6	$ 89.6
Income (loss) from discontinued operations	0.7	(2.8)	(0.9)	(5.2)

Net income	$ 66.3	$ 48.8	$ 103.7	$ 84.4

Basic earnings per share
Weighted average common shares outstanding	160.4	180.1	161.5	183.7

Income from continuing operations	$ 0.41	$ 0.29	$ 0.65	$ 0.49
Income (loss) from discontinued operations	0.00	(0.02)	(0.01)	(0.03)

Basic earnings per share	$ 0.41	$ 0.27	$ 0.64	$ 0.46

Diluted earnings per share
Weighted average common shares outstanding	160.4	180.1	161.5	183.7
Dilutive effect of stock options and unvested
restricted stock using the treasury stock method	2.0	2.3	1.6	1.8
Weighted average diluted common shares outstanding	162.4	182.4	163.1	185.5
Income from continuing operations	$ 0.40	$ 0.28	$ 0.64	$ 0.48
Income (loss) from discontinued operations	0.00	(0.02)	(0.01)	(0.03)

Diluted earnings per share	$ 0.41	$ 0.27	$ 0.64	$ 0.45

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	3.6	4.8	3.6	5.5
Unvested restricted stock	—	—	0.5	—

Note 4 – Acquisitions

INTECH

Each fiscal year through 2012, each of the two founding members of Enhanced Investment Technologies, LLC (“INTECH”) has the option to require Janus to purchase from him an ownership interest up to approximately 1.5% in INTECH at the fair market value of such interest.  On March 31, 2008, the two INTECH founding members exercised their right and Janus increased its ownership of INTECH to approximately 89.5% with the purchase of an additional 3% ownership interest for $60.7 million in cash.  The pro forma results of operations have not been presented as they would not have been materially different from reported amounts.  The preliminary purchase price allocations resulted in the recognition of $23.7 million of intangible assets and $37.0 million of goodwill.  Intangible assets represent customer relationships and are preliminarily being amortized over 12 years.

Perkins, Wolf, McDonnell and Company, LLC (“PWM”)

On July 7, 2008, Janus agreed to purchase an additional 50% interest in PWM for $90.0 million in cash.  Janus currently holds a 30% interest in PWM, which specializes in fundamental value-disciplined investing and is the named subadvisor of Janus’ small- and mid-cap value products.  The additional interest in PWM will facilitate the build-out of Janus’ value investment product offerings.  Pending the satisfaction of customary conditions including the approval of the change in control of PWM by regulators and Janus’ value mutual fund shareholders, the acquisition is expected to close in the fourth quarter 2008.

Upon closing the transaction, PWM will grant profit interest awards designed to retain and incentivize key employees to grow the business which vest on the fifth anniversary of grant. The awards are generally entitled to a total of 5% of PWM’s annual net income and have a formula-driven terminal value based on revenue growth and relative investment performance of products managed by PWM.  Janus can terminate any or all of the awards (i) on the fifth, seventh or each subsequent anniversary of grant by paying the relevant portion of the formula-based terminal value, or (ii) prior to the fifth anniversary of grant if the formula yields a terminal value of $40.0 million.  Participants can require Janus to terminate the awards in exchange for the then-applicable formula price on the sixth anniversary of grant.  The profit interests are also subject to termination at premiums or discounts to the formula at the option of Janus or the relevant employee, as applicable, upon certain corporate or employment-related events affecting PWM or the relevant employee.  Compensation expense for these awards will be recognized over the vesting period based on the results of the hypothetical application of the terminal value formula at the end of each relevant reporting period.

Janus also has the option to acquire any or all of the remaining 20% interest of PWM at fair value on the third, fifth, seventh or each subsequent anniversary of closing. The minority owners have the option to require Janus to purchase any or all of their remaining interests on the fourth or sixth anniversary of closing at fair value.

Note 5 – Discontinued Operations

During the second quarter 2008, Janus disposed of its Printing and Fulfillment operations.  On April 9, 2008, the digital print operations were sold to Bowne & Co., Inc. for $14.5 million.  The offset operations were also sold in the second quarter 2008 for an immaterial amount.  The liquidation of the remaining assets is not expected to have a material impact on Janus’ operating results in future periods.

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

Level 1 fair value measurements consist of exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds, and mutual fund securities.

Level 3 fair value measurements consist of securities issued by Stanfield Victoria Funding LLC (“Stanfield securities”), a structured investment vehicle that purchased high grade medium- and long-term fixed-income instruments financed by issuing low-cost, short-term senior debt instruments such as asset-backed commercial paper and asset-backed medium-term notes.  Due to illiquidity in the commercial paper and capital markets, there are currently no active markets for the Stanfield securities.  To measure fair value, Janus undertook a detailed analysis of the assets underlying the Stanfield securities and benchmarked those assets against instruments of a similar type with comparable yields, maturities and credit ratings for which quoted market prices are readily available.  Discounts have been applied to the quoted market prices of the benchmark instruments to adjust for varying yields, credit ratings or other distinguishing characteristics.  The valuation methodology for the Stanfield securities has been consistently applied.  Because of the significance of the unobservable inputs in Janus’ analysis, the fair value measurement of the Stanfield securities has been classified as level 3.

The following table presents the marketable securities carried at fair value as of June 30, 2008 (in millions):

	Level 1	Level 2	Level 3
Trading securities	$ 99.6	$ —	$ —

Available-for-sale securities
Investments in advised funds	11.2	—	—
Structured investment vehicle securities	—	—	90.3

Other assets
Mutual fund unit award hedge asset	47.0	—	—
Deferred compensation hedge asset	6.5	—	—

Total assets at fair value	$ 164.3	$ —	$ 90.3

Janus measured the fair value of the Stanfield securities as of June 30, 2008, and determined that the valuation was consistent with the previously reported amount of $90.3 million as of March 31, 2008.  There were no other securities classified as level 3 during the three and six months ended June 30, 2008.

Janus also uses fair value measurements for business acquisitions and impairment testing of tangible and intangible assets.  On February 8, 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB 157” (“FSP 157-2”) which deferred the provisions of SFAS 157 to annual periods beginning after November 15, 2008 for such fair value measurements.  The application of the provisions of SFAS 157 will result in additional disclosures but are not expected to have a material impact on Janus’ fair value measurements associated with business acquisitions and impairment testing.

Note 7 – Seed Capital Investments

Janus periodically adds new investment strategies to its mutual fund and other product (collectively referred to herein as “investment products”) offerings by seeding investment products.  Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities.  Janus will consolidate such investment products as long as it holds a controlling interest, defined as greater than 50% ownership.  Upon deconsolidation, Janus accounts for its investments as available-for-sale securities.

Janus may redeem invested seed capital for a variety of reasons, including when third-party capital invested in the relevant product is sufficient to sustain the given investment strategy.  Janus recognized $1.5 million and $1.6 million of gains from the redemption of seed capital investments for the three and six months ended June 30, 2008, respectively.  There were no redemptions of seed capital investments for the three months ended June 30, 2007.  Gains for the six months ended June 30, 2007 totaled $0.4 million.

Investments in seed capital are classified as follows:

Trading Securities

At June 30, 2008, seed capital investments classified as trading securities totaled $99.6 million.  Trading securities are carried in Janus’ consolidated financial statements at fair market value, with changes in value recognized as gains and losses currently in earnings.

Available-for-Sale Securities

At June 30, 2008, seed capital investments classified as available-for-sale totaled $11.2 million.  Available-for-sale securities are carried in Janus’ consolidated financial statements at fair market value, with changes in value recognized as gains and losses in other comprehensive income.  Accumulated gains and losses are reclassified to earnings when the securities are sold.

Prior to the fourth quarter 2007, Janus accounted for all seed account investments as available-for-sale securities with unrealized gains and losses recorded as a component of other comprehensive income.  In the fourth quarter 2007, Janus evaluated its seed capital investments and determined that investment products in which Janus owns a majority interest should be consolidated with changes in value recognized as gains and losses in earnings.  Janus assessed the impact to 2007 and prior years under Staff Accounting Bulletin (“SAB”) Topic 1M “Materiality” and SAB 108 “Quantifying

Misstatements” and concluded that the impact was not quantitatively material to 2007 results in the aggregate or any individual previous year.  Janus reclassified the $17.6 million of unrealized gains associated with seed capital investments into 2007 earnings.

Note 8 – Long-Term Incentive Compensation

Janus granted $82.8 million in long-term incentive awards during the first six months of 2008, which will generally be recognized ratably over a three-year period and are not subject to performance-based accelerated vesting.  The 2008 awards consisted of $28.4 million of restricted stock (1.0 million shares at a weighted average price of $27.69 per share), $20.5 million of stock options and $33.9 million of mutual fund units.

A total of 2.1 million stock options with a grant date fair value of $10.02 per option were awarded as part of the February 2008 grants.  The grant date fair value of stock options was determined using the Black-Scholes model with the following assumptions: expected volatility of 32%, dividend yield of 0.13%, risk-free interest rate of 2.81% and an expected life of five years.

In addition to the grants described above, retention grants were awarded to certain Janus investment team members and certain INTECH employees to facilitate succession planning and incentivize key personnel to remain with the Company.  The Janus investment team retention grant totaled $21.0 million (0.7 million shares of restricted stock at $28.83 per share) and will be recognized ratably over a four-year period.  The INTECH retention grant totaled $10.0 million and will be recognized ratably over a ten-year period.  The retention grants are not subject to performance-based accelerated vesting.

Note 9 – Other Income, Net

The components of other income are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Dividend income	$ —	$ 2.9	0.7	5.9
Interest income	1.4	1.7	3.9	4.3
Other, net	(0.4)	—	0.6	—
Total	$ 1.0	$ 4.6	$ 5.2	$ 10.2

Note 10 – Income Taxes

Janus’ statutory tax rate will decrease by approximately 1% from the current rate of 38.25% effective January 1, 2009 as a result of a legislative change in Colorado state income taxes enacted during the second quarter 2008.  A net benefit of $10.8 million was recognized during the second quarter 2008 as a result of applying the estimated lower rate to deferred tax assets and liabilities expected to be realized or settled on or after the effective date of the change in taxes.

Note 11 – Legal Proceedings

Janus is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions described below will not have a material adverse effect on Janus’ consolidated financial condition. However, an adverse outcome in any of the actions could have a material adverse effect on the Company’s financial results in the period in which it is recorded. As of June 30, 2008, Janus had no litigation reserves as management believes that the remaining claims made in the civil actions described below have little or no merit and intends to defend against them.

Market Timing Litigation

Following the market timing investigations by the New York Attorney General (“NYAG”) and the SEC in 2003, Janus and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case No. MDL No. 1586, 04-MD-15863).  Five amended complaints were filed in these coordinated proceedings, including: (i) claims by a putative class of Janus fund investors asserting claims on behalf of the investor class (Marini, et al. v. Janus Investment Fund, et al., U.S. District Court, District of Maryland, Case No. 04-CV-00497);  (ii) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds (Steinberg et al. v. Janus Capital Management, LLC et al., U.S. District Court, District of Maryland, Case No. 04-CV-00518); (iii) claims on behalf of participants in the Janus 401(k) plan (Wangberger v. Janus Capital Group Inc., 401(k) Advisory Committee, et al., U.S. District Court, District of Maryland, Case No. JFM-05-2711); (iv) claims brought on behalf of shareholders of Janus on a derivative basis against Janus’ Board of Directors (Chasen v. Whiston, et al., U.S. District Court, District of Maryland, Case No. 04-MD-00855); and (v) claims by a putative class of Janus shareholders asserting claims on behalf of the shareholders (Wiggins, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, Case No. 04-CV-00818).

In August 2005, the U.S. District Court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors in the Marini and Steinberg cases described above, except certain claims under Section 10(b) of the Securities Exchange Act of 1934 and under Section 36(b) of the Investment Company Act of 1940.  Janus’ Motion for Summary Judgment requesting dismissal of the remaining claims is currently pending.  The U.S. District Court also entered an order dismissing all claims in the Wiggins lawsuit.  Plaintiffs have appealed that dismissal to the U.S. Court of Appeals for the Fourth Circuit.  That appeal is currently pending.  In August 2006, the U.S. District Court in the Wangberger 401(k) plan class action dismissed the action with prejudice, and the plaintiff appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit.  In June 2008, the Fourth Circuit reversed the U.S. District Court’s order of dismissal and remanded the case for further proceedings.  Finally, the U.S. District Court also dismissed the Chasen lawsuit against Janus’ Board of Directors without leave to amend, ruling that the plaintiff had failed to make a pre-suit demand on the Board of Directors as required by applicable state law. The time to appeal this dismissal has expired.  As a result of the above events, the Company and Janus Capital Management LLC are the remaining defendants, in some capacity, in one or more of the actions described in the preceding paragraph.

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

Miscellaneous Proceedings

During 2007, two former portfolio managers filed suit against a Janus subsidiary alleging that it implemented certain changes to their compensation arrangements in violation of prior agreements (Edward Keely v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 7366 and Tom Malley v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 10719).  Janus answered the complaints, denying any liability and challenging the merits of Mr. Keely’s and Mr. Malley’s allegations.  Trials for the suits brought by Mr. Keely and Mr. Malley are scheduled for October 2008 and December 2008, respectively.

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

Janus’ Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer, chief financial officer and controller) (the “Officer Code”); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees of the Board of Directors (including the Audit, Compensation, Nominating and Corporate Governance, and Planning and Strategy committees) are available on its website (http://ir.janus.com/governance.cfm), and printed copies are available to any shareholder upon request by calling Janus at (888) 834-2536.  Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of Janus’ website.

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

INVESTMENT MANAGEMENT OPERATIONS (CONTINUING OPERATIONS)

Highlights for the current quarter include:

•                  Long-term net inflows of $5.0 billion were the highest quarterly amount since the third quarter 2000.

•                  Relative investment performance remained strong despite challenging market conditions, with approximately 78%, 81% and 83% of Janus’ mutual funds in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of June 30, 2008.

•                  Net income from continuing operations was $65.6 million, or $0.40 per diluted share.

•                  Operating margin totaled 34.5%.

•                  Announced plans to acquire an additional 50% interest in Perkins, Wolf, McDonnell and Company, LLC (“PWM”).

•                  Repurchased 2.6 million shares of Janus common stock at a total price of $75.0 million.

Assets Under Management and Flows

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in billions)		(in billions)

Beginning of period assets	$ 187.6	$ 176.2	$ 206.7	$ 167.7
Long-term sales
Janus ex-INTECH	11.7	8.1	21.2	15.2
INTECH	2.5	4.5	4.3	9.5
Long-term redemptions
Janus ex-INTECH	(6.9)	(6.6)	(16.8)	(13.7)
INTECH	(2.3)	(3.2)	(5.2)	(5.1)
Long-term net flows*
Janus ex-INTECH	4.8	1.5	4.4	1.5
INTECH	0.2	1.3	(0.9)	4.4
Total long-term net flows	5.0	2.8	3.5	5.9
Net money market flows	(0.4)	1.3	(1.0)	2.8
Market / fund performance	(0.4)	10.3	(17.4)	14.2
End of period assets	$ 191.8	$ 190.6	$ 191.8	$ 190.6

Average assets under management
Janus ex-INTECH	$ 123.6	$ 108.0	$ 118.9	$ 103.7
INTECH	64.8	69.9	63.9	67.1
Money Market	11.7	10.3	12.0	9.4
Total	$ 200.1	$ 188.2	$ 194.8	$ 180.2

*	Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

Total average assets under management increased 6.3% and 8.1%, for the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods in 2007.  The increase in average assets under management is a result of market appreciation during 2007 and continued positive long-term net flows, partially offset by challenging market conditions during 2008.

Janus ex-INTECH long-term net flows improved by $3.3 billion and $2.9 billion for the three- and six month periods ended June 30, 2008, respectively, from higher gross sales through the retail intermediary and international channels as a result of expansion efforts over the last several years and strong relative investment performance.

INTECH’s sales and redemptions continue to be negatively impacted by clients reallocating assets from INTECH to other investment strategies and the relative underperformance of certain key investment strategies in early 2008 and most of 2007.

Results of Investment Management Operations

Three Months Ended June 30, 2008, Compared with Three Months Ended June 30, 2007

Revenues

Investment management fees increased $19.2 million, or 8.7%, primarily as a result of the 6.3% increase in average assets under management.  Revenue increased at a slightly higher rate than average assets under management as a result of increased average assets in higher yielding Janus ex-INTECH products.

Performance fee revenue is derived from certain mutual funds and separate accounts.  The $7.8 million increase in revenue was primarily due to a separate account reaching its one-year anniversary during the second quarter 2008 on which the first contractual performance fee was recognized for the previous twelve months.  Future performance fees earned on this account will be recognized quarterly, consistent with a majority of Janus’ separate account performance fee structures.

Shareowner servicing fees and other revenue improved $4.2 million over the comparable prior year period primarily as a result of an increase in transfer agent fees.  Transfer agent fees are based on average assets under management in Janus’ retail fund series (Janus Investment Fund), excluding money market assets, which increased 5.5% over the comparable prior period.

Expenses

Employee compensation and benefits increased due to an 11% growth in the average number of employees and higher investment team compensation from strong investment performance and higher revenue.  The investment team compensation plan is linked to individual performance, but also ties the aggregate level of compensation to revenue.

Long-term incentive compensation decreased quarter-to-quarter primarily as a result of a decline in the performance-based acceleration of previous awards based on expected 2008 financial performance, partially offset by an increase related to the 2008 annual grant awarded in February.  The second quarter 2007 includes a $2.5 million charge for departure-related accelerated vesting of long-term incentive awards.

Marketing and advertising expenses increased $3.7 million due to higher marketing expenses from expansion efforts in the retail intermediary and international sales channels.

Distribution expense increased $3.7 million, or 10.7%, from a similar increase in assets under management subject to third-party concessions.  Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries and are primarily related to Janus ex-INTECH investment products.

Depreciation and amortization expenses increased $2.0 million primarily as a result of the amortization of deferred commissions from higher sales of Janus Adviser Series C shares and the amortization of intangibles related to the March 2008 acquisition of an additional 3% interest in INTECH.

General, administrative and occupancy expense increased $10.8 million primarily from higher legal costs associated with ongoing litigation and rent related to international expansion.  Second quarter 2007 included the release of $6.3 million of legal reserves.

Interest expense increased $7.3 million as a result of the issuance of additional debt in June 2007.

Net investment gains of $3.0 million for the three months ended June 30, 2008, were driven by mark-to-market adjustments on consolidated investment products and realized gains from the redemption of certain seed capital investments.  Mutual funds and separate accounts in which Janus owns a majority interest are consolidated, with changes in market value reported in current period earnings.  Future earnings will be impacted by fluctuations in the fair value measurements and amount of consolidated investments.

Minority interest in consolidated earnings consists primarily of INTECH earnings which declined as a result of lower performance fees earned on separate accounts and lower average assets under management in the relevant investment products.

The income tax provision for the second quarter 2008 includes a $10.8 million tax benefit as a result of applying a lower tax rate to deferred tax assets and liabilities expected to be realized or settled on or after January 1, 2009.  Janus’ tax rate will decrease by approximately 1% from the current rate effective January 1, 2009 as a result of a legislative change in Colorado state taxes enacted during the second quarter 2008.

Six Months Ended June 30, 2008, Compared with Six Months Ended June 30, 2007

Revenues

Investment management fees increased $43.8 million, or 10.4%, primarily as a result of the 8.1% increase in average assets under management.  Revenue increased at a slightly higher rate than average assets under management as a result of increased average assets in higher yielding Janus ex-INTECH products.

Performance fee revenue increased primarily as a result of higher mutual fund fees and separate account fees driven by a separate account reaching its one-year anniversary.

Shareowner servicing fees and other revenue increased $9.8 million, or 10.5%, primarily as a result of higher transfer agent fees driven by a 7.2% growth in Janus Investment Fund average assets under management.

Expenses

Employee compensation and benefits increased due to a 12% growth in the average number of employees and higher investment team compensation as a result of strong investment performance and higher revenue.

Long-term incentive compensation decreased primarily as a result of a decline in the performance-based acceleration of previous awards based on expected 2008 financial performance, partially offset by an increase related to the 2008 annual grant awarded in February.  Grants made during the six months ended June 30, 2008, totaled $82.8 million and will be recognized ratably over a three-year period.

In addition to these awards, retention awards were granted to certain Janus investment team members and INTECH employees to facilitate succession planning and incentivize key personnel to remain with the company.  The Janus retention grant totaled $21.0 million and will be recognized ratably over a four-year period.  The INTECH retention grant totaled $10.0 million and will be recognized ratably over a ten-year period.  These awards are not subject to accelerated vesting.

Marketing and advertising expenses increased $6.4 million due to marketing expenses from expansion efforts in the retail intermediary and international sales channels, and higher print advertising expenses associated with the continued promotion of the Janus brand.

Distribution expense increased $9.4 million, or 14.4%, from a similar increase in assets under management subject to third-party concessions.

Depreciation and amortization expenses increased $4.8 million primarily as a result of the amortization of deferred commissions from higher sales of Janus Adviser Series C shares and the amortization of intangibles related to the March 2008 acquisition of an additional 3% interest in INTECH.

Interest expense increased $16.7 million as a result of the issuance of additional debt in June 2007.

Net investment losses of $6.5 million for the six months ended June 30, 2008, were driven primarily by mark-to-market adjustments on consolidated investment products, partially offset by realized gains from the sale of certain seed capital investments.

The decrease in minority interest is largely the result of a decline in INTECH earnings associated with lower performance fees earned on separate accounts and lower average assets under management in the relevant investment products.

DISCONTINUED OPERATIONS

During the second quarter 2008, Janus disposed of its Printing and Fulfillment operations.  On April 9, 2008, the digital print operations were sold to Bowne & Co., Inc. for $14.5 million.  The offset operations were also sold in the second quarter 2008 for an immaterial amount.  The liquidation of the remaining assets is not expected to have a material impact on Janus’ operating results in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data from continuing operations for the six-month periods ended June 30, 2008 and 2007 is as follows (in millions):

	2008	2007
Cash flows provided by (used for):
Operating activities	$ 80.7	$ 110.9
Investing activities	(69.5)	(34.0)
Financing activities	(216.2)	107.5
Net change in cash and cash equivalents	(205.0)	184.4
Balance beginning of period	480.7	507.1
Balance end of period	$ 275.7	$ 691.5

On an annual basis, Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements.  Cash provided by operating activities for the six months ended June 30, 2008, decreased over the comparable prior year period as a result of changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments.

Cash used for investing activities for the six months ended June 30, 2008, primarily represents $67.7 million for the purchase of an additional 3% interest in INTECH.  Cash used for investing activities for the comparable prior year period primarily represents the acquisition of an additional 4% interest in INTECH and $56.8 million of net proceeds from the sale and maturities of investments.

Cash used for financing activities for the six months ended June 30, 2008, primarily represents stock buybacks of $217.8 million.  Cash provided by financing activities for the comparable prior period includes $748.4 million of proceeds from the issuance of long-term debt, offset by debt repayment of $158.1 million and stock buybacks of $491.7 million.

Other Sources of Liquidity

Credit Facility

Janus has a $350 million Three-Year Competitive Advance and Revolving Credit Facility Agreement (the “Credit Facility”) with a syndicate of banks.  The Credit Facility contains a number of financial covenants including a specified financing leverage ratio and interest coverage ratio.  At June 30, 2008, Janus was in compliance with all covenants and there were no borrowings under the Credit Facility.

Shelf Registration

The Company has effective a Shelf Registration Statement with the SEC, under which Janus could register the sale of an indeterminate amount of Janus’ common stock, preferred stock and debt securities.

Capital Requirements

PWM

On July 7, 2008, Janus agreed to purchase an additional 50% interest in PWM for $90.0 million in cash.  Janus currently holds a 30% interest in PWM, which specializes in fundamental value-disciplined investing and is the named subadvisor of Janus’ small- and mid-cap value products.  The additional interest in PWM will facilitate the build-out of Janus’ value investment product offerings.  Pending the satisfaction of customary conditions including the approval of the change in control of PWM by regulators and Janus’ value mutual fund shareholders, the acquisition is expected to close in the fourth quarter 2008.

Upon closing the transaction, PWM will grant profit interest awards designed to retain and incentivize key employees to grow the business which vest on the fifth anniversary of grant. The awards are generally entitled to a total of 5% of PWM’s annual net income and have a formula-driven terminal value based on revenue growth and relative investment performance of products managed by PWM.  Janus can terminate any or all of the awards (i) on the fifth, seventh or each subsequent anniversary of grant by paying the relevant portion of the formula-based terminal value, or (ii) prior to the fifth anniversary of grant if the formula yields a terminal value of $40.0 million.  Participants can require Janus to terminate the awards in exchange for the then-applicable formula price on the sixth anniversary of grant.  The profit interests are also subject to termination at premiums or discounts to the formula at the option of Janus or the relevant employee, as applicable, upon certain corporate or employment-related events affecting PWM or the relevant employee.  Compensation expense for these awards will be recognized over the vesting period based on the results of the hypothetical application of the terminal value formula at the end of each relevant reporting period.

Janus also has the option to acquire any or all of the remaining 20% interest of PWM at fair value on the third, fifth, seventh or each subsequent anniversary of closing. The minority owners have the option to require Janus to purchase any or all of their remaining interests on the fourth or sixth anniversary of closing at fair value.

Money Market Funds Advised by the Company

Janus advises money market funds (the “Money Funds”) that attempt to provide current income and limit exposure to losses by investing in high-quality securities with short-term durations that present minimal credit risk.  Adverse events or circumstances related to individual securities or the market in which the securities trade may cause other-than-temporary declines in value.  In these situations, Janus may elect to support one or more of the Money Funds to enable them to maintain a net asset value equal to one dollar through a variety of means, including but not limited to, purchasing securities held by the Money Funds, reimbursing for any losses incurred or providing a letter of credit.  However, Janus is not contractually or legally obligated to provide support to the Money Funds.

Janus’ decision to provide support to the Money Funds is based on the facts and circumstances at the time a holding in the Money Funds becomes or is expected to become distressed.  A holding is considered distressed when there is significant doubt regarding the issuer’s ability to pay required amounts when due, often resulting in a decline in the securities’ credit ratings.  If a security falls below the minimum rating required by investment restrictions, the Money Funds must dispose of the investment unless the Money Funds’ board of trustees determines that such disposition is not in the best interests of the Money Funds.  In determining whether to take any action in response to a distressed condition or a downgrade affecting securities held by the Money Funds, Janus considers many factors, which may include the potential financial and reputational impact to the Money Funds and Janus, the regulatory and operational restrictions, the size of a holding, a security’s expected time to maturity and likelihood of payment at maturity, general market conditions, discussions with the Money Funds’ board of trustees and Janus’ board of directors, and Janus’ liquidity and financial condition.  No single factor is determinative and there is no predetermined threshold with respect to each factor that would lead Janus to consider providing support to the Money Funds.

Financial Support Provided to the Funds

On December 21, 2007, Moody’s Investors Service, Inc. downgraded securities issued by certain structured investment vehicles (“SIVs”) including those issued by Stanfield Victoria Funding LLC (“Stanfield securities”) to a rating below what is generally permitted to be held by the Money Funds.  The Money Funds held $105.0 million of Stanfield securities plus $3.5 million of accrued interest at the time of the downgrade.  In connection with this downgrade, Janus determined that it was in the best interests of the applicable Money Funds and their shareholders for Janus to purchase the Stanfield securities from the Money Funds at amortized cost plus accrued interest.  Subsequent to purchase, Janus recognized an $18.2 million impairment charge in the fourth quarter 2007 (including $3.5 million of purchased accrued interest), reflecting the difference between the low end of the range of estimated fair value and the purchase price of the Stanfield securities.  Included in Janus’ estimate of fair value is the assumption that no interest income payable on the securities will be received.  Janus again assessed the fair value of the Stanfield securities as of June 30, 2008, and determined that no further impairment was necessary.  Janus’ total additional risk of loss with respect to the Stanfield securities is limited to the $90.3 million carrying value of its investment.

In January 2008, the Stanfield securities were placed with an enforcement manager to be restructured or sold at the election of each senior note holder.  Janus elected to participate in the restructuring of the Stanfield securities.  In addition, the collateral agent, Deutsche Bank, filed an interpleader complaint due to conflicting positions of note holders that has effectively prevented the enforcement manager from making any cash payments and other distributions, or from restructuring the Stanfield securities, until the matter is resolved by the New York courts or is settled among the parties.  The senior note holders are currently in negotiations to determine a new structure and resolve the interpleader complaint.  Janus management believes that the anticipated restructuring will likely result in extended maturities and/or a pro rata distribution of proceeds from the income and principal payments on the assets underlying the Stanfield securities.  Given the uncertainty of the restructuring at this time, Janus can not determine the potential impact that a restructuring will have on the value of the Stanfield securities.  Janus may recognize additional impairment charges on the Stanfield securities if the restructuring is unsuccessful or there is an other-than-temporary deterioration in the value of the underlying assets.

Securities Held by the Funds

Janus continuously evaluates the securities held by the Money Funds to determine if any holdings are distressed or may become distressed in the near future.  Janus continues to monitor the remaining $50.0 million of securities issued by bank-sponsored SIVs held by the Money Funds, representing approximately 0.4% of total money market assets under management at June 30, 2008. These SIV securities are scheduled to mature in August 2008.  Bank-sponsored SIVs have access to various forms of liquidity through their sponsors or other large financial institutions, and are therefore considered to pose less risk to holders.  Nonetheless, if the markets relating to investments in SIVs and related underlying assets remain illiquid, securities issued by bank-sponsored SIVs could experience declines in market value.  Additionally, sponsors could be unable or unwilling to continue their sponsorship of these SIVs, which may cause a decline in the credit quality of bank-sponsored SIVs.  In such circumstances, Janus would consider whether taking any action, including, but not limited to, a potential election by Janus to provide further support to the Money Funds that could result in additional impairments and financial losses, would be appropriate.

INTECH

Each fiscal year through 2012, each of the two INTECH founding members has the option to require Janus to purchase from him an ownership interest of up to approximately 1.5% of INTECH (“Annual Option Shares”) at fair market value.  Subsequent to the March 31, 2008 sale of a 3% interest in INTECH to Janus by the founders, the two founders own an aggregate ownership interest of approximately 8% in INTECH.  In the event that either INTECH founder does not fully exercise his annual voluntary sale option in a given year, Janus has the option to require the INTECH founder to sell the remaining balance of the Annual Option Shares for that year at fair market value.

In addition, the founders can require Janus to purchase their INTECH interests when the founder’s employment is terminated.  The purchase price of the departing founder’s INTECH interests will be based on fair market value.  Each founder is entitled to retain approximately one percent of INTECH’s shares then outstanding after employment until his death unless he is terminated for cause or leaves voluntarily while not in good standing.  An INTECH founder will be deemed to be in good standing if he voluntarily leaves on or after January 1, 2009, after providing 12 months’ prior notice and cooperation with the transition.  Janus has not recorded a liability for the purchase of the outstanding INTECH interests due to the uncertainty of this obligation and the price at which it may occur.  Total INTECH interests held by the two founders would currently be valued at approximately $147.0 million, based on the most recent determination of fair market value.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.     Controls and Procedures

Janus’ management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  Gary D. Black, Chief Executive Officer, and Gregory A. Frost, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Black and Frost concluded that as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.

There has been no change in Janus’ internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I, Item 1. Financial Statements, Note 11 – Legal Proceedings.

Item 1A.     Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2008, the Board of Directors authorized a fifth $500 million stock repurchase program to take effect when the current authorization is utilized.  During the first six months of 2008, Janus repurchased 7.8 million shares at an aggregate cost of $209.2 million under the current authorization.  The Company cautions that there are no assurances that any future repurchases will actually occur.

In addition to this program, for the six months ended June 30, 2008, Janus repurchased 315,127 shares from employees as a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
January	2,098,252	$ 27.46	2,096,800	$ 245 million
February	2,459,497	$ 25.57	2,156,592	$ 190 million
March	955,693	$ 23.07	955,693	$ 168 million
April	8,683	$ 23.56	—	$ 168 million
May	554,600	$ 27.58	554,600	$ 153 million
June	2,039,587	$ 29.29	2,037,500	$ 93 million
Total	8,116,312	$ 26.83	7,801,185

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Janus Capital Group Inc. was held in Denver, Colorado, on May 1, 2008.  At that meeting, the stockholders considered and acted upon the following proposals:

Proposal 1.  The Election of Directors.  By the vote reflected below, the stockholders elected the following individuals as directors for three-year terms:

Director	For	Against	Abstain
Paul F. Balser	140,956,514	4,855,066	1,152,021
Gary D. Black	140,738,721	5,089,931	1,134,949
Jeffrey J. Diermeier	140,968,783	4,824,395	1,170,423
Glenn S. Schafer	140,885,704	4,898,540	1,179,357
Robert Skidelsky	140,754,153	5,016,919	1,192,529

Proposal 2.  Ratification of Independent Auditors.  The stockholders voted to ratify the appointment of Deloitte & Touche LLP as independent auditors.

This proposal is more fully described in the Proxy Statement relating to the Annual Meeting.  Voting was as follows:

	For	Against	Abstain
Proposal 2	139,998,007	2,736,329	4,202,265

Proposal 3.  Approval of the 2008 Management Incentive Compensation Plan.  The stockholders voted to approve the 2008 Management Incentive Compensation Plan.

This proposal is more fully described in the Proxy Statement relating to the Annual Meeting.  Voting was as follows:

	For	Against	Abstain
Proposal 3	136,829,506	8,627,067	1,507,028

Item 6.     Exhibits

31.1	Certification of Gary D. Black, Chief Executive Officer of Registrant

31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Gary D. Black, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: July 24, 2008

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