Form 10-Q
period 2008-09-30
JANUS CAPITAL GROUP INC
filed 2008-10-23
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐               No ☒

As of October 17, 2008, there were 157,853,879, shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$ 297.6	$ 480.7
Marketable securities	168.7	210.7
Accounts receivable	136.1	164.5
Income taxes receivable	32.0	5.9
Other current assets	59.7	62.3
Assets related to discontinued operations	5.9	29.8
Total current assets	700.0	953.9

Other assets:
Other assets	109.8	112.2
Property and equipment, net	49.5	46.5
Intangibles, net	1,324.6	1,310.4
Goodwill	1,184.2	1,141.1

Total assets	$ 3,368.1	$ 3,564.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 0.5	$ 2.2
Accrued compensation and benefits	92.6	134.5
Current portion of long-term debt	22.0	—
Other accrued liabilities	59.7	79.2
Liabilities related to discontinued operations	3.5	10.8
Total current liabilities	178.3	226.7

Other liabilities:
Long-term debt	1,105.9	1,127.7
Deferred income taxes	402.3	404.3
Other liabilities	62.2	65.7
Total liabilities	1,748.7	1,824.4

Commitments and contingencies

Minority interest	15.2	16.2

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.6	1.7
Retained earnings	1,600.6	1,717.0
Accumulated other comprehensive income	2.0	4.8
Total stockholders’ equity	1,604.2	1,723.5

Total liabilities and stockholders’ equity	$ 3,368.1	$ 3,564.1

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Investment management fees	$ 218.9	$ 228.5	$ 684.2	$ 650.0
Performance fees	8.8	5.1	26.0	11.4
Shareowner servicing fees and other	47.7	51.0	150.6	144.1
Total	275.4	284.6	860.8	805.5

Operating Expenses:
Employee compensation and benefits	81.2	91.1	264.6	265.3
Long-term incentive compensation	10.7	13.8	35.3	49.5
Marketing and advertising	8.0	6.5	24.5	16.6
Distribution	36.5	35.4	111.0	100.5
Depreciation and amortization	10.1	8.9	30.7	24.7
General, administrative and occupancy	35.6	33.1	106.8	89.8
Total	182.1	188.8	572.9	546.4

Operating Income	93.3	95.8	287.9	259.1

Interest expense	(18.9)	(18.9)	(56.6)	(39.9)
Investment gains (losses), net	(32.3)	0.5	(38.8)	1.7
Other income, net	1.4	8.4	6.6	18.6
Income before taxes, equity earnings and minority interest	43.5	85.8	199.1	239.5

Income tax provision	(17.2)	(32.0)	(65.5)	(88.3)
Equity in earnings of unconsolidated affiliate	2.5	1.9	6.8	5.3
Minority interest in consolidated earnings	(2.8)	(4.9)	(9.8)	(16.1)
Income from continuing operations	26.0	50.8	130.6	140.4

Loss from discontinued operations	(0.6)	(38.6)	(1.5)	(43.8)

Net Income	$ 25.4	$ 12.2	$ 129.1	$ 96.6

Earnings per Share-Basic:
Income from continuing operations	$ 0.17	$ 0.30	$ 0.82	$ 0.78
Loss from discontinued operations	—	(0.23)	(0.01)	(0.24)
Net income	$ 0.17	$ 0.07	$ 0.81	$ 0.54

Earnings per Share-Diluted:
Income from continuing operations	$ 0.16	$ 0.29	$ 0.80	$ 0.77
Loss from discontinued operations	—	(0.22)	(0.01)	(0.24)
Net income	$ 0.16	$ 0.07	$ 0.79	$ 0.53

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended
	September 30,
	2008	2007
CASH FLOWS PROVIDED BY (USED FOR):
Continuing Operations
Operating Activities:
Net income from continuing operations	$ 130.6	$ 140.4
Adjustments to net income:
Depreciation and amortization	30.7	24.7
Deferred income taxes	(8.9)	27.0
Minority interest in consolidated earnings	9.8	16.1
Amortization of stock-based compensation	25.3	33.0
Investment gains (losses), net	38.8	(0.4)
Payment of deferred commissions, net	(2.2)	(26.2)
Other, net	4.4	(5.5)
Changes in working capital items:
Accounts receivable	28.4	(13.7)
Other current assets	(26.6)	(3.0)
Accounts payable and accrued compensation payable	(46.3)	(3.5)
Other accrued liabilities	(15.9)	14.9
Net operating	168.1	203.8

Investing Activities:
Purchase of property and equipment	(14.1)	(13.6)
Acquisitions of INTECH	(67.7)	(81.0)
Purchase of marketable securities	(63.7)	(62.0)
Proceeds from sales and maturities of marketable securities	65.8	120.4
Distribution of cash from discontinued operations	13.5	—
Net investing	(66.2)	(36.2)

Financing Activities:
Proceeds from issuance of long-term debt	—	748.4
Debt issuance costs	—	(6.9)
Repayment of long-term debt	—	(158.1)
Proceeds from stock plans	21.5	51.4
Excess tax benefit from equity-based compensation	4.4	5.3
Repurchase of common stock	(289.8)	(675.6)
Distributions to minority interest	(14.6)	(26.6)
Dividends paid to shareholders	(6.5)	(7.2)
Net financing	(285.0)	(69.3)

Cash and Cash Equivalents:
Net increase (decrease)	(183.1)	98.3
At beginning of period	480.7	507.1
At end of period	$ 297.6	$ 605.4

Discontinued Operations:
Operating activities	$ (5.0)	$ (1.8)
Investing activities	2.8	(1.4)
Net decrease	(2.2)	(3.2)
Cash at beginning of period	4.3	52.6
Cash at end of period	$ 2.1	$ 49.4

Supplemental Cash Flow Information:
Cash paid for interest	$ 44.0	$ 27.6
Cash paid for income taxes	$ 94.1	$ 51.2

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share Data)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Stockholders’
	Shares	Stock	Earnings	Income	Equity

Balance at December 31, 2006	193.5	$ 1.9	$ 2,293.4	$ 11.1	$ 2,306.4

Cumulative-effect adjustment for the adoption of a new accounting principle			29.9		29.9
Net income			116.3		116.3
Net unrealized gain on marketable securities				5.2	5.2
Amortization of net loss on cash flow hedge				0.4	0.4
Reclassification for net gains included in net income				(12.8)	(12.8)
Foreign currency translation adjustment				0.9	0.9
Comprehensive income					110.0
Amortization of stock-based compensation			50.1		50.1
Issuance and forfeitures of restricted stock awards	0.9				—
Tax impact of stock-based compensation			6.7		6.7
Stock option exercises	4.2		73.2		73.2
Common stock repurchased	(32.3)	(0.2)	(845.4)		(845.6)
Common stock dividends ($0.04 per share)			(7.2)		(7.2)
Balance at December 31, 2007	166.3	1.7	1,717.0	4.8	1,723.5

Net income			129.1		129.1
Net unrealized gain on marketable securities				0.9	0.9
Reclassification for net gains included in net income				(1.0)	(1.0)
Amortization of net loss on cash flow hedge				0.4	0.4
Foreign currency translation adjustment				(3.1)	(3.1)
Comprehensive income					126.3
Amortization of stock-based compensation			23.8		23.8
Issuance and forfeitures of restricted stock awards	1.6				—
Tax impact of stock-based compensation			3.9		3.9
Stock option exercises	1.1		21.5		21.5
Common stock repurchased	(11.1)	(0.1)	(289.7)		(289.8)
Change of interest in subsidiary			1.5		1.5
Common stock dividends ($0.04 per share)			(6.5)		(6.5)
Balance at September 30, 2008	157.9	$ 1.6	$ 1,600.6	$ 2.0	$ 1,604.2

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, and requires noncontrolling interests to be classified as a component of equity in the consolidated financial statements.  The effective date of SFAS 160 is the Company’s fiscal year beginning January 1, 2009.  Subsequently, the SEC announced revisions to Emerging Issues Task Force Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) which clarified that noncontrolling interests that are redeemable and whose redemption is not solely controlled by the issuer are not within the scope of SFAS 160.  Such interests are within the scope of EITF D-98, which requires that redeemable noncontrolling interests be classified outside of permanent equity at the aggregate of the redemption value and undistributed earnings attributable to the noncontrolling interest at each balance sheet date.  The effective date of EITF D-98 is the Company’s fiscal year beginning January 1, 2009.  Janus has not yet completed an assessment of the impact of SFAS 160 and EITF D-98.

In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB 157” (“FSP 157-2”) which deferred the provisions of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) to annual periods beginning after November 15, 2008 for nonfinancial assets and liabilities.  The application of the provisions of SFAS 157 to Janus’ nonfinancial assets and liabilities will likely result in additional disclosures but is not expected to have a material impact on Janus’ fair value measurements.

In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active.  The guidance provided by FSP 157-3 is consistent with Janus’ approach to valuing financial assets for which there are no active markets, including its investment in securities issued by Stanfield Victoria Funding LLC (“Stanfield securities”).

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Income from continuing operations	$ 26.0	$ 50.8	$ 130.6	$ 140.4
Loss from discontinued operations	(0.6)	(38.6)	(1.5)	(43.8)

Net income	$ 25.4	$ 12.2	$ 129.1	$ 96.6

Basic earnings per share
Weighted average common shares outstanding	157.1	171.2	160.0	179.5

Income from continuing operations	$ 0.17	$ 0.30	$ 0.82	$ 0.78
Loss from discontinued operations	—	(0.23)	(0.01)	(0.24)

Basic earnings per share	$ 0.17	$ 0.07	$ 0.81	$ 0.54

Diluted earnings per share
Weighted average common shares outstanding	157.1	171.2	160.0	179.5

Dilutive effect of stock options and unvested restricted stock using the treasury stock method	2.5	2.7	2.4	2.0
Weighted average diluted common shares outstanding	159.6	173.9	162.4	181.5
Income from continuing operations	$ 0.16	$ 0.29	$ 0.80	$ 0.77
Loss from discontinued operations	—	(0.22)	(0.01)	(0.24)

Diluted earnings per share	$ 0.16	$ 0.07	$ 0.79	$ 0.53

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	4.0	3.3	3.6	5.3
Unvested restricted stock	—	—	0.1	—

Note 4 – Acquisitions

INTECH

Each fiscal year through 2012, each of the two founding members of Enhanced Investment Technologies, LLC (“INTECH”) has the option to require Janus to purchase from him an ownership interest of up to approximately 1.5% in INTECH at the fair market value of such interest.  On March 31, 2008, the two INTECH founding members exercised their rights and Janus increased its ownership of INTECH to approximately 89.5% by purchasing an additional 3% interest for $60.7 million in cash.  The pro forma results of operations have not been presented as they would not have been materially different from reported amounts.  The preliminary purchase price allocations resulted in the recognition of $23.7 million of intangible assets and $37.0 million of goodwill.  Intangible assets represent customer relationships and are preliminarily being amortized over 12 years.

Perkins, Wolf, McDonnell & Company, LLC (“PWM”)

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

Upon closing the transaction, PWM will grant profit interest awards designed to retain and incentivize key employees to grow the business. These awards vest on the fifth anniversary of grant and are generally entitled to a total of 5% of PWM’s annual net income.  In addition, these awards have a formula-driven terminal value based on revenue growth and relative investment performance of products managed by PWM.  Janus can terminate any or all of the awards: (i) on the fifth, seventh or each subsequent anniversary of grant by paying the relevant portion of the formula-based terminal value, or (ii) prior to the fifth anniversary of grant if the formula yields a terminal value of $40.0 million.  Participants can require Janus to terminate the awards in exchange for the then-applicable formula price on the sixth anniversary of grant.  The profit interests are also subject to termination at premiums or discounts to the formula at the option of Janus or the relevant employee, as applicable, upon certain corporate or employment-related events affecting PWM or the relevant employee.  Compensation expense for these awards will be recognized over the vesting period based on the results of the application of the terminal value formula at the end of each relevant reporting period.

Janus also has the option to acquire any or all of the remaining 20% interest of PWM at fair value on the third, fifth, seventh or each subsequent anniversary of closing. The minority owners of PWM have the option to require Janus to purchase any or all of their remaining interests on the fourth or sixth anniversary of closing at fair value.

Note 5 – Discontinued Operations

During the second quarter 2008, Janus disposed of its Printing and Fulfillment operations for $14.5 million.  The liquidation of the remaining assets is not expected to have a material impact on Janus’ operating results in future periods.

Note 6 – Adoption of New Accounting Principle

Janus adopted the provisions of SFAS 157 on January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels:

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

•                  Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents the marketable securities carried at fair value as of September 30, 2008 (in millions):

	Level 1	Level 2	Level 3
Trading securities	$ 86.8	$ —	$ —

Available-for-sale securities
Investments in advised funds	12.6	—	—
Structured investment vehicle securities	—	—	69.3

Other assets
Mutual fund unit award hedge asset	35.5	—	—
Deferred compensation hedge asset	6.0	—	—

Total assets at fair value	$ 140.9	$ —	$ 69.3

Janus’ Level 1 fair value measurements consist of exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds, and mutual fund securities.

Janus’ Level 3 fair value measurements consist of the Stanfield securities which were issued by a structured investment vehicle that purchased high grade medium- and long-term fixed-income instruments financed by issuing low-cost, short-term senior debt instruments such as asset-backed commercial paper and asset-backed medium-term notes.  To measure fair value, Janus undertook a detailed analysis of the assets underlying the Stanfield securities and benchmarked those assets against instruments of a similar type with comparable yields, maturities and credit ratings for which quoted market prices are readily available.  Discounts have been applied to the quoted market prices of the benchmark instruments to adjust for varying yields, credit ratings or other distinguishing characteristics.  The valuation methodology for the Stanfield securities has been consistently applied.  Because of the significance of the unobservable inputs in Janus’ analysis, the fair value measurement of the Stanfield securities has been classified as Level 3.  There were no other securities classified as Level 3 during the three and nine months ended September 30, 2008.

Janus measured the fair value of the Stanfield securities as of September 30, 2008, and determined that the valuation had declined from the previously reported amount of $90.3 million as of June 30, 2008.  As a result, Janus recognized a $21.0 million impairment charge in investment gains (losses), net.  The decline in value was primarily caused by a general deterioration in overall market conditions, particularly in financial institution-related debt, and the portfolio custodian’s establishment of a reserve for litigation and operating expenses.

The following table presents the change in fair value of the Stanfield securities (in millions):

Estimated fair value at June 30, 2008	$ 90.3

Total losses
Included in net income	(21.0)
Included in other comprehensive income	—

Estimated fair value at September 30, 2008	$ 69.3

Janus also uses fair value measurements for business acquisitions and impairment testing of tangible and intangible assets.  However, the application of SFAS 157 to fair value measurements of tangible and intangible assets has been postponed in accordance with FSP 157-2.

Note 7 – Seed Capital Investments

Janus periodically adds new investment strategies to its mutual fund and other product offerings (collectively referred to herein as “investment products”) by providing the initial cash investment or “seeding” of these investment products.  Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities.  Janus will consolidate such investment products as long as it holds a controlling interest, defined as greater than 50% ownership.  Upon deconsolidation, Janus accounts for its investments as available-for-sale securities.

Janus may redeem invested seed capital for a variety of reasons, including when third-party capital invested in the relevant product is sufficient to sustain the given investment strategy.  Janus recognized $1.6 million and $0.4 million of gains from the redemption of seed capital investments for the nine months ended September 30, 2008 and 2007, respectively.  There were no redemptions of seed capital investments for the three months ended September 30, 2008 and 2007.

Investments in seed capital are classified as follows:

Trading Securities

At September 30, 2008, seed capital investments classified as trading securities totaled $86.8 million.  Trading securities are carried in Janus’ consolidated financial statements at fair market value, with changes in value recognized as gains and losses currently in earnings.  Janus recognized losses of $11.3 million and $19.4 million in earnings on securities classified as trading, for the three- and nine-month periods ended September 30, 2008, respectively.

Available-for-Sale Securities

At September 30, 2008, seed capital investments classified as available-for-sale totaled $12.6 million.  Available-for-sale securities are carried in Janus’ consolidated financial statements at fair market value, with changes in value recognized as gains and losses in other comprehensive income.  Accumulated gains and losses are reclassified to earnings when the securities are sold.  Janus periodically reviews the carrying value of available-for-sale securities for impairment by evaluating the nature, duration and extent of any decline in fair value.  If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings. No impairment charges have been recognized during the three- and nine-month periods ended September 30, 2008 and 2007.

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

Note 8 – Long-Term Incentive Compensation

Janus granted $83.9 million in long-term incentive awards during the first nine months of 2008, which will generally be recognized ratably over a three-year period and are not subject to performance-based accelerated vesting.  The 2008 awards consisted of $29.5 million of restricted stock (1.0 million shares at a weighted average price of $27.60 per share), $20.5 million of stock options and $33.9 million of mutual fund units.

A total of 2.1 million stock options with a grant date fair value of $10.02 per option were awarded as part of the February 2008 grant.  The grant date fair value of stock options was determined using the Black-Scholes model with the following assumptions: expected volatility of 32%, dividend yield of 0.13%, risk-free interest rate of 2.81% and an expected life of five years.

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

Note 9 – Other Income, Net

The components of other income are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Dividend income	$ 0.4	$ 5.9	$ 1.2	$ 11.8
Interest income	1.2	2.5	5.1	6.8
Other, net	(0.2)	—	0.3	—
Total	$ 1.4	$ 8.4	$ 6.6	$ 18.6

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

Note 11 – Legal Proceedings

Janus is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions described below will not have a material adverse effect on Janus’ consolidated financial condition. However, an adverse outcome in any of the actions could have a material adverse effect on the Company’s financial results in the period in which it is recorded. As of September 30, 2008, Janus had no litigation reserves as management believes that the claims made in the civil actions described below have little or no merit and intends to defend against them.

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

The Auditor of the State of West Virginia, in his capacity as securities commissioner, initiated administrative proceedings against many of the defendants in the market timing cases (including Janus) and seeks disgorgement and other monetary relief based on similar market timing allegations (In the Matter of Janus Capital Group Inc. et al., Before the Securities Commissioner, State of West Virginia, Summary Order No. 05-1320).  In September 2006, Janus filed its answer to the Auditor’s summary order instituting proceedings, and requested a hearing.  A hearing was held in June 2007 during which the parties were ordered to submit a scheduling order.  The court has not yet entered a case management order in this matter.  In addition to the currently pending Motion to Discharge Order to Show Cause, Janus continues to challenge the statutory authority of the Auditor to bring such an action.

Miscellaneous Proceedings

During 2007, two former portfolio managers filed suit against a Janus subsidiary alleging that it implemented certain changes to their compensation arrangements in violation of prior agreements (Edward Keely v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 7366 and Tom Malley v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 10719).  Janus answered the complaints, denying any liability and challenging the merits of Mr. Keely’s and Mr. Malley’s allegations.  Mr. Keely subsequently amended his complaint adding further claims for relief, all which were denied by Janus.  Trial for the suit brought by Mr. Keely was set to commence in October 2008 but has been postponed.  A new trial date has not been set.  Mr. Malley’s trial is scheduled to commence in December 2008.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In addition, Janus Capital Group Inc. (collectively, “Janus” or the “Company”) may make other written and oral communications from time to time that contain such statements.  Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations.  These statements are based on the beliefs and assumptions of the Company management based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the Company’s filings with the Securities and Exchange Commission, including those in Part I, Item 1A, Risk Factors, and elsewhere in Janus’ Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A, Risk Factors, in this Form 10-Q.  Janus cautions readers to carefully consider such factors.  Furthermore, such forward-looking statements speak only as of the date on which such statements are made.  Except as required by applicable law, Janus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

INVESTMENT MANAGEMENT OPERATIONS (CONTINUING OPERATIONS)

Recent Developments

Global markets declined 20% to 30% through September 30, 2008 and 20% from the end of the third quarter 2008.  The continuing deterioration in market conditions and Janus’ assets under management will place pressure on the company’s operating margin and results in the fourth quarter 2008 and into 2009.  If the current market conditions persist or further deteriorate, Janus’ assets under management, revenues, operating margin, net income and liquidity will be materially impacted.

To align the Company’s cost structure with the current level of assets under management and revenues, Janus anticipates reducing 2009 fixed and discretionary costs by approximately $40 million to $45 million.  The cost savings are expected to be achieved through an approximate 9% workforce reduction, yielding $15 million of annualized savings, and cutting general and administrative expenses by approximately $25 million to $30 million.  In connection with the workforce reduction, Janus will incur a severance charge of approximately $7 million during the fourth quarter 2008.  In addition, variable compensation and distribution expenses are expected to fluctuate with assets under management and revenues.

Third Quarter 2008 Summary

•                  Relative long-term investment performance remained strong despite short-term underperformance, with approximately 65%, 75% and 83% of Janus’ mutual funds in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of September 30, 2008.

•                  INTECH’s long-term performance remained strong, with 83%, 56%, 100% and 100% of product strategies with at least a one-, three-, five- and ten-year performance track record, respectively; outperforming their respective benchmarks during each of those periods ended September 30, 2008.

•                  Operating margin was 33.9%.

•                  Net income from continuing operations was $26.0 million, or $0.16 per diluted share.

•                  Repurchased 3.0 million shares of Janus common stock at a total price of $71.9 million.

Assets Under Management and Flows

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in billions)		(in billions)

Beginning of period assets	$ 191.8	$ 190.6	$ 206.7	$ 167.7
Long-term sales
Janus ex-INTECH	8.5	9.2	29.7	24.4
INTECH	6.2	2.0	10.5	11.5
Long-term redemptions
Janus ex-INTECH	(9.8)	(6.3)	(26.6)	(20.0)
INTECH	(6.0)	(4.2)	(11.2)	(9.4)
Long-term net flows *
Janus ex-INTECH	(1.3)	2.9	3.1	4.4
INTECH	0.2	(2.2)	(0.7)	2.1
Total long-term net flows	(1.1)	0.7	2.4	6.5
Net money market flows	(4.0)	8.1	(5.0)	10.9
Market / fund performance	(26.2)	8.6	(43.6)	22.9
End of period assets	$ 160.5	$ 208.0	$ 160.5	$ 208.0

Average assets under management
Janus ex-INTECH	$ 112.2	$ 112.0	$ 116.6	$ 106.5
INTECH	59.5	68.8	62.5	67.6
Money Market	11.0	12.7	11.7	10.5
Total	$ 182.7	$ 193.5	$ 190.8	$ 184.6

* Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

Janus ex-INTECH long-term net flows declined by $4.2 billion and $1.3 billion for the three- and nine-month periods ended September 30, 2008, respectively, largely from increased redemptions as a result of adverse market conditions.  Average assets under management for Janus ex-INTECH were comparable for the three months ended September 30, 2008 and 2007, and increased for the nine months ended September 30, 2008 as compared to the same period in the prior year.  The increase in year-to-date Janus ex-INTECH average assets under management was largely driven by positive long-term net flows.

INTECH long-term net flows increased $2.4 billion for the three-month period ended September 30, 2008, as compared to the same period in 2007 primarily as a result of an additional funding from one large institutional client.  Year over year, INTECH long-term net flows declined $2.8 billion from the relative underperformance of certain key investment strategies in early 2008 and most of 2007 and clients reallocating assets from INTECH to other investment strategies.   INTECH average assets under management decreased for the three- and nine-month periods ended September 30, 2008 as compared to the same periods in the prior year.  The decline is primarily attributable to challenging market conditions.  The recent deterioration in market conditions occurred late in the third quarter 2008 and accordingly, did not have a significant impact on average assets under management for the nine months ended September 30, 2008.

Results of Investment Management Operations

Three Months Ended September 30, 2008, Compared with Three Months Ended September 30, 2007

Revenues

Investment management fees decreased $9.6 million, or 4.2%, primarily as a result of the 5.6% decrease in average assets under management.

Performance fee revenue is derived from certain mutual funds and separate accounts.  The $3.7 million increase in performance fee revenue was principally due to higher fees earned on INTECH separate accounts as a result of improved recent relative investment performance.

Shareowner servicing fees and other revenue declined $3.3 million, or 6.5%, over the comparable prior year period primarily as a result of a decrease in transfer agent fees.  Transfer agent fees are based on average assets under management in Janus’ retail fund series (Janus Investment Fund), excluding money market assets, which decreased 8.8% over the comparable prior period.

Expenses

Employee compensation and benefits decreased $9.9 million, or 10.9%, due to lower investment team compensation and sales commissions.  Investment team compensation decreased as a result of a decline in short-term relative investment performance and lower revenue.  The investment team compensation plan is linked to individual investment performance, but also ties the aggregate level of compensation to revenue.  Sales commissions decreased $3.8 million due to lower sales.

Long-term incentive compensation decreased quarter over quarter primarily as a result of a decline in the performance-based acceleration of previous awards based on expected 2008 financial performance, partially offset by an increase related to the 2008 annual grant awarded in February.

Net investment losses of $32.3 million for the three months ended September 30, 2008, include a $21.0 million impairment charge on structured investment vehicle (“SIV”) securities caused by a general deterioration in overall market conditions, particularly in financial institution-related debt held within the vehicle, and the SIV custodian’s establishment of a reserve for litigation and operating expenses.  Investment losses for the quarter also include $11.3 million of mark-to-market adjustments on consolidated investment products.  Mutual funds and separate accounts in which Janus owns a majority interest are consolidated, with changes in market value reported in current period earnings.

Minority interest in consolidated earnings consists primarily of INTECH earnings which declined as a result of lower average assets under management in the relevant investment products, offset by higher performance fees earned on separate accounts.

Nine Months Ended September 30, 2008, Compared with Nine Months Ended September 30, 2007

Revenues

Investment management fees increased $34.2 million, or 5.3%, primarily as a result of the 3.3% increase in average assets under management.  Revenue increased at a slightly higher rate than average assets under management as a result of increased average assets in higher yielding Janus ex-INTECH products.

Despite the recent investment underperformance on certain investment products, performance fee revenue increased as a result of improved long-term relative investment performance as of September 30, 2008, as compared to the same period in 2007.

Shareowner servicing fees and other revenue increased $6.5 million, or 4.5%, from higher distribution fees and transfer agent fees.  Distribution fees are earned from the sale of Janus Adviser Series (“JAD”) C shares.  Such fees increased as a result of higher sales of JAD C shares.  Transfer agent fees were driven by an increase in Janus Investment Fund average assets under management.

Expenses

Employee compensation and benefits was consistent with the comparable prior year period as a result of a decline in investment team compensation and commissions, offset by an increase in the average number of employees.

Long-term incentive compensation decreased $14.2 million, or 28.7%, primarily as a result of a decline in the performance-based acceleration of previous awards based on expected 2008 financial performance, partially offset by an increase related to the 2008 annual grant awarded in February.  Grants made during the nine months ended September 30, 2008, totaled $83.9 million and will be recognized ratably over a three-year period.  These awards are not subject to accelerated vesting.

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

Marketing and advertising expenses increased $7.9 million, or 47.6%, from sponsorships and higher print advertising associated with the promotion of the Janus brand.

Distribution expense increased $10.5 million, or 10.4%, from a similar increase in assets under management subject to third-party concessions.  Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries and are primarily related to Janus ex-INTECH investment products.

Depreciation and amortization expense increased $6.0 million, or 24.3%, primarily as a result of the amortization of deferred commissions from higher sales of JAD C shares and the amortization of intangibles related to the March 2008 acquisition of an additional 3% interest in INTECH.

General, administrative and occupancy expense increased $17.0 million, or 18.9%, from higher legal and other professional services costs associated with ongoing litigation and rent related to international expansion.  The comparable prior year period includes the release of $6.3 million of legal reserves.

Janus performs its annual impairment tests of goodwill and unamortized intangible assets during the fourth quarter of each year.  If assets under management continue to decline, Janus may recognize an impairment charge associated with its goodwill and intangible assets.

Interest expense increased $16.7 million, or 41.9%, from the issuance of additional debt in June 2007.  All of Janus’ outstanding debt includes an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s from its existing rating of Baa3 or by S&P from its existing rating of BBB-, up to a maximum increase of 200 basis points.  In the event Janus’ assets under management continue to decline, Janus’ debt ratings may be downgraded and interest expense will increase.

Net investment losses of $38.8 million for the nine months ended September 30, 2008 include a $21.0 million impairment charge on SIV securities and $19.4 million of mark-to-market losses on consolidated investment products, net of $1.6 million of realized gains.

The decrease in minority interest is largely the result of a decline in INTECH earnings associated with lower average assets under management in the relevant investment products, offset by higher performance fees earned on separate accounts.

The income tax provision for the nine months ended September 30, 2008, includes a $10.8 million tax benefit as a result of applying a lower tax rate to deferred tax assets and liabilities expected to be realized or settled on or after January 1, 2009.  Janus’ tax rate will decrease by approximately 1% from the current rate effective January 1, 2009 as a result of a legislative change in Colorado state taxes enacted during the second quarter 2008.

DISCONTINUED OPERATIONS

During the second quarter 2008, Janus disposed of its Printing and Fulfillment operations for $14.5 million.  The liquidation of the remaining assets is not expected to have a material impact on Janus’ operating results in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data from continuing operations for the nine-month periods ended September 30, 2008 and 2007 is as follows (in millions):

	2008	2007
Cash flows provided by (used for):
Operating activities	$ 168.1	$ 203.8
Investing activities	(66.2)	(36.2)
Financing activities	(285.0)	(69.3)
Net change in cash and cash equivalents	(183.1)	98.3
Balance beginning of period	480.7	507.1
Balance end of period	$ 297.6	$ 605.4

On an annual basis, Janus’ cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements.  Cash provided by operating activities for the nine months ended September 30, 2008, decreased over the comparable prior year period as a result of changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments.

Cash used for investing activities for the nine months ended September 30, 2008, primarily represents $67.7 million for the purchase of an additional 3% interest in INTECH.  Cash used for investing activities for the comparable prior year period primarily represents the acquisition of an additional 4% interest in INTECH and $58.4 million of net proceeds from the sale of investments.

Cash used for financing activities for the nine months ended September 30, 2008, primarily represents stock buybacks of $289.8 million.  Cash provided by financing activities for the comparable prior period includes $748.4 million of proceeds from the issuance of long-term debt, offset by debt repayment of $158.1 million and stock buybacks of $675.6 million.

Other Sources of Liquidity

Credit Facility

Janus has a $350 million Three-Year Competitive Advance and Revolving Credit Facility Agreement (the “Credit Facility”) with a syndicate of banks.  The Credit Facility contains a number of financial covenants including a specified financing leverage ratio and interest coverage ratio.  At September 30, 2008, Janus was in compliance with all covenants and there were no borrowings under the Credit Facility.  In the event that assets under management continue to decline, Janus may not be able to utilize all or a portion of its credit available under the Credit Facility.

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

Upon closing the transaction, PWM will grant profit interest awards designed to retain and incentivize key employees to grow the business. These awards vest on the fifth anniversary of grant and are generally entitled to a total of 5% of PWM’s annual net income.  In addition, these awards have a formula-driven terminal value based on revenue growth and relative investment performance of products managed by PWM.  Janus can terminate any or all of the awards: (i) on the fifth, seventh or each subsequent anniversary of grant by paying the relevant portion of the formula-based terminal value, or (ii) prior to the fifth anniversary of grant if the formula yields a terminal value of $40.0 million.  Participants can require Janus to terminate the awards in exchange for the then-applicable formula price on the sixth anniversary of grant.  The profit interests are also subject to termination at premiums or discounts to the formula at the option of Janus or the relevant employee, as applicable, upon certain corporate or employment-related events affecting PWM or the relevant employee.  Compensation expense for these awards will be recognized over the vesting period based on the results of the application of the terminal value formula at the end of each relevant reporting period.

Janus also has the option to acquire any or all of the remaining 20% interest of PWM at fair value on the third, fifth, seventh or each subsequent anniversary of closing. The minority owners of PWM have the option to require Janus to purchase any or all of their remaining interests on the fourth or sixth anniversary of closing at fair value.

Money Market Funds Advised by the Company

Janus advises money market funds (the “Money Funds”) that attempt to provide current income and limit exposure to losses by investing in high-quality securities with short-term durations that present minimal credit risk.  Adverse events or circumstances related to individual securities or the market in which the securities trade may cause other-than-temporary declines in value.  Given recent market events impacting liquidity for mutual funds, including money market funds, Janus has enhanced its emphasis on managing the Money Funds for capital preservation and liquidity in line with their investment objectives.  The Money Funds have also participated in the U.S. Department of Treasury’s Temporary Guarantee Program for money market mutual funds (the “Program”).  The Program guarantees for shareholders of a Money Fund as of September 19, 2008 the lesser of: (i) the amount the shareholder held as of the close of business on September 19, 2008; or (ii) the number of shares held as of the date that the Program is utilized.  A Money Fund must be in liquidation to utilize the guarantee provided by the Program, and currently none of the Money Funds are in liquidation.  The Program currently is only effective until December 18, 2008.  Under certain situations, Janus may elect to support one or more of the Money Funds to enable them to maintain a net asset value equal to one dollar through a variety of means, including but not limited to, purchasing securities held by the Money Funds, reimbursing for any losses incurred or providing a letter of credit.  However, Janus is not contractually or legally obligated to provide support to the Money Funds.

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

Financial Support Provided to the Funds

On December 21, 2007, Moody’s Investors Service, Inc. downgraded securities issued by certain SIVs including those issued by Stanfield Victoria Funding LLC (“Stanfield securities”) to a rating below what is generally permitted to be held by the Money Funds.  The Money Funds held $105.0 million of Stanfield securities plus $3.5 million of accrued interest at the time of the downgrade.  In connection with this downgrade, Janus determined that it was in the best interests of the applicable Money Funds and their shareholders for Janus to purchase the Stanfield securities from the Money Funds at amortized cost plus accrued interest.  Subsequent to purchase, Janus has recognized impairment charges totaling $39.2 million (including $3.5 million of purchased accrued interest), reflecting the difference between the low end of the range of estimated fair value and the purchase price of the Stanfield securities.  Included in Janus’ estimate of fair value is the assumption that no interest income payable on the securities will be received.  Janus’ total additional risk of loss with respect to the Stanfield securities is limited to the $69.3 million carrying value of its investment. Additional impairment charges on the Stanfield securities may be recognized if the underlying assets experience further other-than-temporary deterioration in the value.

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

A resolution to the interpleader complaint and an amendment to the Security Agreement for the Stanfield securities are expected to be approved during the fourth quarter 2008.  Under the amendment, Janus will receive its proportionate share of available cash held in the portfolio and has the option of receiving its proportionate share of each asset underlying the Stanfield securities or participating in a new structure that has not yet been determined.  Janus is currently evaluating its options.

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

INTECH

Each fiscal year through 2012, each of the two INTECH founding members has the option to require Janus to purchase from him an ownership interest of up to approximately 1.5% of INTECH (“Annual Option Shares”) at fair market value.  Subsequent to the March 31, 2008 sale of a 3% interest in INTECH to Janus by the founders, the two founders have an aggregate ownership interest of approximately 8% in INTECH.  In the event that either INTECH founder does not fully exercise his annual voluntary sale option in a given year, Janus has the option to require the INTECH founder to sell the remaining balance of the Annual Option Shares for that year at fair market value.

In addition, the founders can require Janus to purchase their INTECH interests when the founder’s employment is terminated.  The purchase price of the departing founder’s INTECH interests will be based on fair market value.  Each founder is entitled to retain approximately one percent of INTECH’s shares then outstanding after employment until his death unless he is terminated for cause or leaves voluntarily while not in good standing.  An INTECH founder will be deemed to be in good standing if he voluntarily leaves on or after January 1, 2009, after providing 12 months’ prior notice and cooperation with the transition.  Janus has not recorded a liability for the purchase of the outstanding INTECH interests due to the uncertainty of this obligation and the price at which it may occur.  Total INTECH interests held by the two founders would be valued at approximately $128.0 million, based on the most recent determination of fair market value.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.     Controls and Procedures

Janus’ management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  Gary D. Black, Chief Executive Officer, and Gregory A. Frost, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Black and Frost concluded that as of the date of their evaluation, Janus’ disclosure controls and procedures were effective.

There has been no change in Janus’ internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, Janus’ internal controls over financial reporting.

Item 5.     Other Information

(a)  On October 21, 2008, Janus’ Board of Directors approved an amendment to Janus’ Bylaws (the “Amended and Restated Bylaws”).

•                  Each of Article II, Section 3, governing submission of a proposal by a stockholder, and Article III, Section 2, applicable in the case of a nomination of a person for election as a director, of Janus’ Bylaws was amended (i) to require a stockholder to include the following additional information in the advance notice to Janus: a description of any agreements the stockholder has with affiliates or third parties concerning the stockholder proposal or director nomination; a description of any derivative or short positions, profit interests, options, hedging transactions, and borrowed or loaned shares the stockholder has with respect to the Company’s stock; a representation that the stockholder is entitled to vote at the meeting and whether or not he or she intends to attend the meeting to present the proposal or director nomination; and whether the stockholder intends to conduct a proxy solicitation; and (ii) to revise the period in which a stockholder may make a proposal or nomination of a person election as a director to generally not less than ninety (90) days nor more than one hundred twenty (120) days prior to the anniversary date of the immediately preceding annual meeting of stockholders;

•                  Article III of Janus’ Bylaws was also amended (i) to require a stockholder nominating a person for election as a director to include in the advance notice certain biographical information about each director nominee as well as a questionnaire completed by each director nominee that requires the nominee to disclose any voting commitments the nominee may have with a third person and commit to tender a resignation following such person’s failure to receive the required vote for election or reelection at the next meeting at which such person would face election or reelection; and (ii) to provide the date to determine whether the election of directors at any meeting is by a majority of votes cast or a plurality of the shares represented in person or by proxy at such meeting is fourteen (14) days in advance of the date that Janus files with the Securities and Exchange Commission its definitive proxy statement for such meeting;

•                  Article VI of Janus’ Bylaws was revised to clarify and generally expand the ability of Janus’ Board of Directors to establish committees thereof in its discretion; and

•                  Article VII of Janus’s Bylaws was amended to provide for technical revisions to the certification of Janus’ capital stock, the transfer thereof and the replacement of lost certificates.

In addition to these changes, the Amended and Restated Bylaws include non-substantive changes to clarify or update certain provisions of Janus’ Bylaws.

Shareholders intending to present a proposal at Janus’ 2009 Annual Meeting but not include it in Janus’ Proxy Statement, and shareholders intending to nominate a person for election to Janus’ Board of Directors, must comply with the requirements set forth in the Amended and Restated Bylaws.  The Amended and Restated Bylaws require, among other things, that a shareholder must submit a written notice of intent to present such a proposal or to make such a nomination and set forth other information specified in the Amended and Restated Bylaws.  As a result of the amendment to Janus’ Bylaws described above, the notice must be received by Janus’ Secretary no more than 120 days and no less than 90 days prior to the anniversary of the immediately preceding year’s annual meeting.  Therefore, Janus’ Secretary must receive any such notice for the 2009 Annual Meeting no earlier than January 1, 2009 and no later than January 31, 2009.  If the notice is received before January 1, 2009, or after January 31, 2009, it will be considered untimely and Janus will not be required to present the proposal or nominee for voting at Janus’ 2009 Annual Meeting.  Janus reserves the right to reject, rule out of order or take other appropriate action with respect to any proposal or nomination that does not comply with these and other applicable requirements.

The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by the Amended and Restated Bylaws, effective October 21, 2008, incorporated herein by reference as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

(b)   On October 21, 2008, Janus’ Board of Directors adopted the Amended and Restated Bylaws, which among other things, revised certain of the procedures outlined in Janus’ most recent Proxy Statement by which shareholders may nominate a person for election to the Janus Board of Directors.  A summary of the revised procedures is set forth in Section (a) of this Item 5.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I, Item 1. Financial Statements, Note 11 – Legal Proceedings.

Item 1A.     Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 other than the following:

The volatility and disruption of the capital and credit markets, and adverse changes in the global economy have negatively impacted Janus’ revenues.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months.  In recent weeks, the volatility and disruption has reached unprecedented levels.  The decline in global market conditions has resulted, and may continue to result, in decreases in Janus’ assets under management and revenues.  Such declines may adversely impact Janus’ operating results, financial condition, liquidity, credit ratings, ability to access capital markets, and retention and ability to attract key employees.  Adverse changes in these factors may limit Janus’ flexibility in planning for, or reacting to, changes in its operations and the financial industry overall.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2008, the Board of Directors authorized a fifth $500 million stock repurchase program to take effect when the current authorization is utilized.  During the first nine months of 2008, Janus repurchased 10.8 million shares at an aggregate cost of $281.0 million under the current authorization.  Given the current market conditions, Janus is suspending stock buybacks to preserve liquidity.

In addition to this program, for the nine months ended September 30, 2008, Janus repurchased 321,346 shares from employees as a part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934) to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock awards.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
January	2,098,252	$ 27.46	2,096,800	$ 245 million
February	2,459,497	$ 25.57	2,156,592	$ 190 million
March	955,693	$ 23.07	955,693	$ 168 million
April	8,683	$ 23.56	—	$ 168 million
May	554,600	$ 27.58	554,600	$ 153 million
June	2,039,587	$ 29.29	2,037,500	$ 93 million
July	1,635,919	$ 24.53	1,629,700	$ 53 million
August	586,600	$ 25.10	586,600	$ 38 million
September	737,800	$ 23.27	737,800	$ 21 million
Total	11,076,631	$ 26.16	10,755,285

Item 6.     Exhibits

3.1	Bylaws of Janus Capital Group Inc. as Amended and Restated on October 21, 2008

10.1	Janus Capital Group Inc. Amended and Restated Income Deferral Program, effective January 22, 2008

10.2	Janus Capital Group Inc. Amended and Restated 2004 Employment Inducement Award Plan, effective January 22, 2008

10.3	Janus Capital Group Inc. Amended and Restated Director Deferred Fee Plan, effective October 20, 2008

31.1	Certification of Gary D. Black, Chief Executive Officer of Registrant

31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Gary D. Black, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: October 23, 2008

Janus Capital Group Inc.

/s/ Gary D. Black
Gary D. Black,
Chief Executive Officer

/s/ Gregory A. Frost
Gregory A. Frost,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Robert W. Blakley
Robert W. Blakley
Vice President and Controller
(Principal Accounting Officer)

JANUS CAPITAL GROUP INC.

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
3.1	Bylaws of Janus Capital Group Inc. as Amended and Restated on October 21, 2008	3

10.1	Janus Capital Group Inc. Amended and Restated Income Deferral Program, effective January 22, 2008	10

10.2	Janus Capital Group Inc. Amended and Restated 2004 Employment Inducement Award Plan, effective January 22, 2008	10

10.3	Janus Capital Group Inc. Amended and Restated Director Deferred Fee Plan, effective October 20, 2008	10

31.1	Certification of Gary D. Black, Chief Executive Officer of Registrant	31

31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Gary D. Black, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

99.1	Lipper Rankings	99