Form 10-Q
period 2009-03-31
JANUS CAPITAL GROUP INC
filed 2009-05-11
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 5, 2009, there were 161,249,954 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$232.1	$282.6
Marketable securities	108.4	125.3
Accounts receivable	90.2	101.1
Income taxes receivable	21.2	16.4
Other current assets	73.8	58.5
Total current assets	525.7	583.9

Other assets:
Other assets	69.2	60.2
Property and equipment, net	52.0	51.1
Intangibles, net	1,208.3	1,321.2
Goodwill	574.6	1,320.3

Total assets	$2,429.8	$3,336.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2.3	$0.5
Accrued compensation and benefits	24.1	90.0
Current portion of long-term debt	22.0	22.0
Other accrued liabilities	53.7	44.1
Total current liabilities	102.1	156.6

Other liabilities:
Long-term debt	1,106.0	1,106.0
Deferred income taxes	349.6	388.1
Other liabilities	62.3	62.4
Total liabilities	1,620.0	1,713.1

Commitments and contingencies

Redeemable noncontrolling interests	105.0	106.8

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.6	1.6
Retained earnings	697.2	1,510.6
Accumulated other comprehensive income	(2.6)	(5.3)
Total JCG stockholders’ equity	696.2	1,506.9
Noncontrolling interests	8.6	9.9
Total stockholders’ equity	704.8	1,516.8

Total liabilities and stockholders’ equity	$2,429.8	$3,336.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended
	March 31,
	2009	2008

Revenues:
Investment management fees	$136.8	$225.5
Performance fees	3.4	5.6
Shareowner servicing fees and other	30.1	50.1
Total	170.3	281.2

Operating Expenses:
Employee compensation and benefits	62.2	91.8
Long-term incentive compensation	13.4	12.1
Marketing and advertising	5.6	7.8
Distribution	20.1	36.3
Depreciation and amortization	8.9	9.9
General, administrative and occupancy	33.2	33.8
Goodwill and intangible asset impairments	856.7	—
Total	1,000.1	191.7

Operating income (loss)	(829.8)	89.5

Interest expense	(19.9)	(18.9)
Investment losses, net	(7.2)	(9.5)
Other income, net	—	4.2
Income (loss) before taxes and equity earnings	(856.9)	65.3

Income tax provision	41.3	(24.5)
Equity in earnings of unconsolidated affiliate	—	2.0

Income (loss) from continuing operations	(815.6)	42.8

Loss from discontinued operations	—	(1.6)

Net income (loss)	(815.6)	41.2
Noncontrolling interest	(2.5)	(3.8)

Net income (loss) attributable to JCG	$(818.1)	$37.4

Basic earnings (loss) per share attributable to JCG common shareholders:
Income (loss) from continuing operations	$(5.22)	$0.24
Loss from discontinued operations	—	(0.01)
Net income (loss)	$(5.22)	$0.23

Diluted earnings (loss) per share attributable to JCG common shareholders:
Income (loss) from continuing operations	$(5.22)	$0.24
Loss from discontinued operations	—	(0.01)
Net income (loss)	$(5.22)	$0.23

Amounts attributable to JCG common shareholders:
Income (loss) from continuing operations	$(818.1)	$39.0
Loss from discontinued operations	—	(1.6)
Net income (loss)	$(818.1)	$37.4

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended
	March 31,
	2009	2008
CASH FLOWS PROVIDED BY (USED FOR):
Continuing Operations
Operating Activities:
Net income (loss)	$(815.6)	$42.8
Adjustments to net income:
Depreciation and amortization	8.9	9.9
Deferred income taxes	(37.7)	10.9
Amortization of stock-based compensation	9.0	8.6
Investment losses, net	7.2	9.4
Goodwill and intangible asset impairments	856.7	—
Payment of deferred commissions, net	(1.1)	(1.8)
Other, net	0.1	0.1
Changes in working capital items:
Accounts receivable	10.9	21.3
Other current assets	(7.1)	—
Accounts payable and accrued compensation payable	(64.1)	(81.4)
Other liabilities	5.4	(17.9)
Net operating	(27.4)	1.9

Investing Activities:
Purchase of property and equipment	(4.2)	(4.2)
Acquisitions	(1.2)	(60.7)
Purchase of marketable securities	(39.5)	(47.4)
Proceeds from sales and maturities of marketable securities	27.3	35.9
Net investing	(17.6)	(76.4)

Financing Activities:
Proceeds from stock plans	0.2	7.5
Excess tax benefit from equity-based compensation	—	3.2
Repurchase of common stock	—	(142.5)
Repurchase of noncontrolling interest	(0.7)	—
Distributions to noncontrolling interest	(5.0)	(4.1)
Net financing	(5.5)	(135.9)

Cash and Cash Equivalents:
Net decrease	(50.5)	(210.4)
At beginning of period	282.6	480.7
At end of period	$232.1	$270.3

Discontinued Operations:
Operating activities	$—	$(0.6)
Investing activities	—	(0.2)

Cash and Cash Equivalents:
Net increase (decrease)	—	(0.8)
At beginning of period	0.4	4.3
At end of period	$0.4	$3.5

Supplemental Cash Flow Information:
Cash paid for interest	$8.4	$8.1
Cash paid for income taxes	$4.3	$19.6

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share Data)

				Accumulated
				Other	Nonredeemable	Total
		Common	Retained	Comprehensive	Noncontrolling	Stockholders’
	Shares	Stock	Earnings	Income	Interest	Equity

Balance at December 31, 2007	166.3	$1.7	$1,717.0	$4.8	$—	$1,723.5
Cumulative-effect adjustment for the adoption of a new accounting principle	—	—	(236.7)	—	7.1	(229.6)
Balance at January 1, 2008	166.3	1.7	1,478.1	4.8	7.1	1,491.7

Net income			136.9		2.4	139.3
Net unrealized loss on marketable securities				(3.8)		(3.8)
Amortization of net loss on cash flow hedge				0.5		0.5
Reclassification for net gains included in net income				(0.9)		(0.9)
Foreign currency translation adjustment				(5.9)		(5.9)
Comprehensive income						129.2
Amortization of stock-based compensation			29.3		2.1	31.4
Issuance and forfeitures of restricted stock awards	1.6					—
Tax impact of stock-based compensation			3.4			3.4
Stock option exercises	1.1		21.6			21.6
Common stock repurchased	(11.1)	(0.1)	(291.6)			(291.7)
Noncontrolling interest in consolidated investment products					1.4	1.4
Noncontrolling interests repurchased					(0.3)	(0.3)
Distributions to noncontrolling interests					(2.5)	(2.5)
Change in value of redeemable noncontrolling interest			137.2			137.2
Common stock dividends ($0.04 per share)			(6.5)			(6.5)
Balance at December 31, 2008	157.9	1.6	1,510.6	(5.3)	9.9	1,516.8

Net loss			(818.1)			(818.1)
Net unrealized gain on marketable securities				3.0	0.6	3.6
Amortization of net loss on cash flow hedge				0.1		0.1
Foreign currency translation adjustment				(0.4)		(0.4)
Comprehensive income						(814.8)
Amortization of stock-based compensation			8.0		1.0	9.0
Issuance and forfeitures of restricted stock awards	3.4					—
Tax impact of stock-based compensation			(3.5)			(3.5)
Stock option exercises			0.2			0.2
Noncontrolling interest in consolidated investment products					(1.2)	(1.2)
Noncontrolling interests repurchased					(0.7)	(0.7)
Distributions to noncontrolling interests					(1.0)	(1.0)
Balance at March 31, 2009	161.3	$1.6	$697.2	$(2.6)	$8.6	$704.8

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “JCG” or the “Company”) management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All such adjustments are of a normal recurring nature.  Such unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed in Note 7.

Note 2 — Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance on estimating fair value and identifying transactions that are not representative of fair value.  FSP 157-4 is effective for JCG’s second quarter 2009.  JCG is assessing the impact of FSP 157-4 on its consolidated financial statements.

In April 2009, the FASB issued Staff Position 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which amends the presentation and disclosure of other-than-temporary impairment charges on debt and equity securities as well as amending the recognition and measurement guidance for other-than-temporary impairments on debt securities.  FSP 115-2 is effective for JCG’s second quarter 2009.  JCG is assessing the impact of FSP 115-2 on its consolidated financial statements.

In April 2009, the FASB issued Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires the disclosure of the fair value of financial instruments in quarterly financial statements.  Such disclosures were previously required only in annual financial statements.  FSP 107-1 is effective for JCG’s second quarter 2009.  JCG expects to provide disclosures similar to those made in its 2008 Form 10-K regarding its outstanding debt in future quarterly financial statements beginning with the second quarter 2009.

Note 3 — Acquisition

Each fiscal year through 2012, each of the two founding members of INTECH Investment Management LLC (“INTECH”) has the option to require JCG to purchase from him an ownership interest up to approximately 1.5% of INTECH (“Annual Option Shares”) at fair value.  On April 30, 2009, the two INTECH founding members exercised their put rights and JCG increased its ownership of INTECH to approximately 92% by purchasing an additional 3% interest for $25.3 million in cash.  As a result of the adoption of the amended provisions of Emerging Issues Task Force Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) effective January 1, 2009, the additional interest in INTECH will result in a reduction of redeemable noncontrolling interests on the Consolidated Balance Sheets in an amount equal to the purchase price.  No assets will be recognized as a result of the April 2009 acquisition of an additional interest in INTECH or future acquisitions from noncontrolling interests. The pro forma results of operations have not been presented as they would not have been materially different from reported amounts.

Note 4 — Marketable Securities

JCG evaluates the carrying value of securities classified as available for sale on a quarterly basis and recognizes an impairment charge in investment gains (losses) if an unrealized loss is considered other-than-temporary.  In determining if an other-than-temporary impairment exists, JCG considers a number of factors, including the duration and extent of any decline in fair value and the Company’s intent to sell or hold a security. Based on the analysis performed as of March 31, 2009, other-than-temporary impairment charges of $5.2 million were recognized.

Note 5 — Goodwill and Intangible Assets

JCG’s goodwill and intangible assets are summarized below (in millions):

	December 31,	Impairment		March 31,
	2008	Charges	Additions	2009

Goodwill	$1,320.3	$(747.0)	$1.3	$574.6

Indefinite-lived intangible assets:
Mutual fund advisory contracts	$943.1	$(109.7)	$—	$833.4
Brand name and trademark	270.5	—	—	270.5
Amortized intangible assets:				—
Client relationships	162.5	—	—	162.5
Accumulated amortization	(54.9)	—	(3.2)	(58.1)
Net intangible assets	$1,321.2	$(109.7)	$(3.2)	$1,208.3

JCG conducts impairment analyses of goodwill and indefinite-lived intangible assets annually as of October 1st or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  Indefinite-lived intangible assets represent mutual fund advisory contracts, brand name and trademark.  In addition, amortized intangible assets are evaluated for impairment when events or circumstances indicate that the carrying value may not be recoverable.  JCG’s amortized intangible assets represent client relationships.  The October 2008 tests of indefinite-lived intangible assets and goodwill indicated that estimated fair values exceeded their respective book values and no impairment charges were recognized.

In response to significant declines in global markets, JCG’s stock price, assets under management and revenues during the fourth quarter 2008, JCG re-evaluated goodwill, indefinite-lived intangible assets and amortized intangible assets for impairment as of December 31, 2008.  The results of the assessments as of December 31, 2008, indicated that the estimated fair values of goodwill, indefinite-lived intangible assets and amortized intangible assets continued to exceed book value, requiring no impairment charges.

Based on further declines in global markets, JCG’s stock price, assets under management and revenues subsequent to December 31, 2008, JCG revised its operating forecast downward and again evaluated goodwill, indefinite-lived intangible assets and amortized intangible assets for impairment as of March 31, 2009.  As a result of these assessments, impairment charges of $747.0 million and $109.7 million were recognized on goodwill and mutual fund advisory contracts, respectively, in the first quarter 2009.  The partially impaired assets were originally recognized in 2001 in connection with the contractual obligation to buy out Janus Capital Management LLC’s founder.

Note 6 — Fair Value Measurements

Measurements of fair value are classified within a hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•                  Level 1 — Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

•                  Level 2 — Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.

•                  Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents assets and liabilities carried at fair value as of March 31, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Trading securities	$48.1	$0.4	$—	$48.5

Available-for-sale securities
Investments in advised funds	6.1	5.1	—	11.2
Structured investment vehicle securities	—	—	48.7	48.7
Total marketable securities	54.2	5.5	48.7	108.4

Other assets
Mutual fund unit award hedge asset	52.5	—	—	52.5
Deferred compensation hedge asset	16.0	—	—	16.0

Intangibles, net				—
Mutual fund advisory contracts	—	—	833.4	833.4

Goodwill	—	—	574.6	574.6

Total assets carried at fair value	$122.7	$5.5	$1,456.7	$1,584.9

Redeemable noncontrolling interests	—	—	105.0	105.0

Total liabilities carried at fair value	$—	$—	$105.0	$105.0

JCG’s Level 1 and Level 2 fair value measurements consist of exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds, and shares of unconsolidated mutual funds.

JCG’s Level 3 recurring fair value measurements include securities issued by Stanfield Victoria Funding LLC (“Stanfield securities”) and redeemable noncontrolling interests.  Nonrecurring Level 3 fair value measurements as of March 31, 2009 include intangible assets and goodwill.  Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements have been classified as Level 3.

The Stanfield securities were issued by a structured investment vehicle that purchased high grade medium- and long-term fixed-income instruments financed by issuing low-cost, short-term senior debt instruments such as asset-backed commercial paper and asset-backed medium-term notes.  To measure fair value, JCG undertook a detailed analysis of the assets underlying the Stanfield securities and benchmarked those assets against instruments of a similar type with comparable yields, maturities and credit ratings for which quoted market prices are readily available.  Discounts have been applied to the quoted market prices of the benchmark instruments to adjust for varying yields, credit ratings or other distinguishing characteristics.  The valuation methodology for the Stanfield securities has been consistently applied since its acquisition in 2007.

JCG measured the fair value of the Stanfield securities as of March 31, 2009, and determined that the valuation was consistent with the previously reported amount of $52.2 million as of December 31, 2008.  JCG received distributions totaling $3.5 million in the first quarter 2009, which reduced the carrying value of the Stanfield securities.  A new legal structure is expected to be announced in 2009 at which time JCG may elect to receive its proportionate share of the underlying assets or participate in the new structure.

Redeemable noncontrolling interests in INTECH are measured at fair value using a discounted cash flow methodology.  Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of cash flows.  Redeemable noncontrolling interests in Perkins are measured by a contractual formula intended to yield an amount representative of fair value.  See Note 7 for a further discussion of redeemable noncontrolling interests.

The changes in carrying value of JCG’s recurring Level 3 fair value measurements are as follows (in millions):

		Redeemable
	Stanfield	noncontrolling
	securities	interests
Carrying value at December 31, 2008	$52.2	$106.8
Distributions	(3.5)	(4.0)
Current earnings	—	2.2
Change in redemption value	—	—

Carrying value at March 31, 2009	$48.7	$105.0

JCG measured the fair value of goodwill and intangible assets using discounted cash flow methodology in connection with impairment analyses performed as of March 31, 2009.  Significant inputs to the discounted cash flow analysis include JCG’s forecasted operating results, discount rate and terminal multiple of cash flows.  See Note 5 for further discussion of the impairment analyses and the changes in carrying value of goodwill and intangible assets.

Note 7 — Noncontrolling Interests

JCG adopted the provisions of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”) and the amended provisions of EITF D-98, effective January 1, 2009.  The provisions of SFAS 160 and EITF D-98 have been retrospectively applied to reported prior periods.  As a result of the implementation of SFAS 160, noncontrolling interests that are not subject to put rights have been reclassified to permanent equity with no change in the measurement principles previously applied to these interests.  Under the provisions of EITF D-98, redeemable noncontrolling interests remain classified in mezzanine equity and are measured at estimated fair value as of the balance sheet date.  Earnings attributable to noncontrolling interests that are and are not subject to put rights have been combined in the consolidated statements of income.  Presentation of the noncontrolling interests in the Consolidated Statements of Income has been changed to reflect net income with and without consideration of the noncontrolling interests.  Earnings per share continues to be calculated after consideration of the noncontrolling interest.

Noncontrolling Interests that Are Not Subject to Put Rights

Noncontrolling interests that are not subject to put rights consist of third party investors in consolidated investment products, and certain INTECH and Perkins interests granted to employees and undistributed earnings of $3.5 million attributable to such interests.  Certain of the INTECH and Perkins interests will become subject to put rights upon vesting.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests consist of INTECH and Perkins interests that are currently puttable to JCG or will become puttable at certain future dates and undistributed earnings of $5.0 million attributable to such interests.  The recognition of the fair value of the redeemable noncontrolling interests was effected through an increase to redeemable noncontrolling interests and a charge to retained earnings.  Future changes in fair value will be recognized as increases or decreases to retained earnings.

INTECH

Each fiscal year through 2012, each of the two INTECH founding members has the option to require JCG to purchase from him an ownership interest up to approximately 1.5% of INTECH at fair value.  At March 31, 2009, the two founders have an aggregate ownership interest of approximately 8% in INTECH.  Subsequent to the April 30, 2009 sale to JCG, the founders have an aggregate ownership of approximately 5%.  In the event that either INTECH founder does not fully exercise his annual voluntary sale option in a given year, JCG has the option to require the INTECH founder to sell the remaining balance of the Annual Option Shares for that year at fair value.

In addition, the founders can require JCG to purchase their INTECH interests when the founder’s employment is terminated.  The purchase price of the departing founder’s INTECH interests will be based on fair value.  Each founder is entitled to retain approximately 1% of INTECH’s shares then outstanding after employment until his death unless he is terminated for cause or leaves voluntarily while not in good standing.  An INTECH founder will be deemed to be in good standing if he voluntarily leaves on or after January 1, 2009, after providing 12 months’ prior notice and cooperation with the transition.  Total INTECH interests held by the two founders are currently valued at approximately $67.5 million.

Interests held by other INTECH employees subject to put rights are valued at $3.2 million as of March 31, 2009.

Perkins

JCG also has the option to acquire any or all of the remaining 22.2% interest of Perkins at fair value on the third, fifth, seventh or each subsequent anniversary of closing.  The minority owners of Perkins have the option to require JCG to purchase any or all of their remaining interests on the fourth or sixth anniversary of closing at fair value.  The total Perkins minority interest is currently valued at approximately $29.4 million, based on a contractual formula driven by revenue and investment performance of products managed by Perkins.  The formula is intended to yield an amount representative of fair value.

Note 8 — Long-Term Incentive Compensation

JCG granted $70.9 million in long-term incentive awards during the first three months of 2009, which will generally be recognized ratably over a four-year period and are not subject to performance-based accelerated vesting.  The 2009 awards consisted of $19.4 million of restricted stock (3.6 million shares at a weighted average price of $5.55 per share), $15.1 million of stock options and $36.4 million of mutual fund units.

A total of 6.3 million stock options with a grant date fair value of $2.41 per option were awarded as part of the February 2009 grant.  The grant date fair value of stock options was determined using the Black-Scholes model with the following assumptions: expected volatility of 54%, dividend yield of 0.75%, risk-free interest rate of 1.85% and an expected life of five years.

In addition to the awards above, Perkins granted $5.0 million of interests that vest ratably over four years.  The grant represents 2.8% of total Perkins interests.  INTECH granted $5.2 million of interests which generally vest over 10 years.  This grant represents less than 1.0% of total INTECH interests.

Note 9 — Other Income, Net

The components of other income are as follows (in millions):

	Three months ended
	March 31,
	2009	2008
Dividend income	$0.2	$0.7
Interest income	—	2.5
Translation gains and losses, net	(0.2)	1.0
Total	$—	$4.2

Note 10 — Earnings Per Share

Basic earnings per common share is calculated by dividing net income attributable to JCG common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share adjusts the weighted average shares outstanding by the dilutive impact of shares underlying stock options and unvested restricted stock awards.  The following is a summary of the earnings per share calculation (in millions, except per share data):

	Three months ended
	March 31,
	2009	2008
Amounts attributable to JCG common shareholders:
Income (loss) from continuing operations	$(818.1)	$39.0
Loss from discontinued operations	—	(1.6)

Net income (loss)	$(818.1)	$37.4

Basic earnings (loss) per share attributable to JCG common shareholders:
Weighted average common shares outstanding	156.6	162.5

Income (loss) from continuing operations	$(5.22)	$0.24
Loss from discontinued operations	—	(0.01)

Basic earnings (loss) per share	$(5.22)	$0.23

Diluted earnings per share attributable to JCG common shareholders:
Weighted average common shares outstanding	156.6	162.5

Dilutive effect of stock options and unvested restricted stock using the treasury stock method	—	1.5
Weighted average diluted common shares outstanding	156.6	164.0

Income (loss) from continuing operations	$(5.22)	$0.24
Loss from discontinued operations	—	(0.01)

Diluted earnings (loss) per share	$(5.22)	$0.23

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation (in millions):

	Three months ended
	March 31,
	2009	2008
Stock options	17.9	5.6
Unvested restricted stock	4.9	1.2

As a result of JCG’s net loss for the three months ended March 31, 2009, all stock options and unvested restricted stock are considered anti-dilutive.

Note 11 — Legal Proceedings

JCG is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions described below will not have a material adverse effect on JCG’s consolidated financial condition. However, an adverse outcome in any of the actions could have a material adverse effect on the Company’s financial position or results of operations for the period in which it is recorded. JCG established a $7.5 million litigation reserve for the first quarter 2009 as a result of an adverse decision in a case brought by a former portfolio manager. JCG has not established any additional reserves.

Market Timing Litigation

Following the market timing investigations by the New York Attorney General (“NYAG”) and the SEC in 2003, JCG and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case No. MDL No. 1586, 04-MD-15863).  Five amended complaints were originally filed in these coordinated proceedings, four of which remain, including: (i) claims by a putative class of Janus fund investors asserting claims on behalf of the investor class (Marini, et al. v. Janus Investment Fund, et al., U.S. District Court, District of Maryland, Case No. 04-CV-00497);  (ii) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds (Steinberg et al. v. Janus Capital Management, LLC et al., U.S. District Court, District of Maryland, Case No. 04-CV-00518); (iii) claims on behalf of participants in the JCG 401(k) plan (Wangberger v. Janus Capital Group Inc., 401(k) Advisory Committee, et al., U.S. District Court, District of Maryland, Case No. JFM-05-2711); and (iv) claims by a putative class of JCG shareholders asserting claims on behalf of the shareholders (Wiggins, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, Case No. 04-CV-00818).

In August 2005, the U.S. District Court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors in the Marini and Steinberg cases described above, except certain claims under Section 10(b) of the Securities Exchange Act of 1934 and under Section 36(b) of the Investment Company Act of 1940.  On December 30, 2008, the court granted, at least in part, summary judgment in the Company’s favor with respect to plaintiffs’ damage demands in the Marini and Steinberg cases as it relates to “approved” market timing because there was no evidence that investors suffered damages that exceed the $50 million they are entitled to receive under the regulatory settlement.  The court did not grant summary judgment on the remaining causes of action and requested the parties to submit additional briefing with respect to “unapproved” market timing.  The parties have completed the supplemental briefing and are awaiting a ruling from the court.  In the Wiggins matter, the U.S. District Court also entered an order dismissing all claims in the Wiggins lawsuit.  Plaintiffs appealed that dismissal to the U.S. Court of Appeals for the Fourth Circuit.  In May 2009, the Fourth Circuit reversed the order of dismissal and remanded the case back to the U.S. District Court for further proceedings.  That appeal is currently pending.  In August 2006, the U.S. District Court in the Wangberger 401(k) plan class action dismissed the action with prejudice, and the plaintiff appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit.  In June 2008, the Fourth Circuit reversed the U.S. District Court’s order of dismissal and remanded the case to the U.S. District Court for further proceedings.  As a result of the above events, the Company and Janus are the remaining defendants, in some capacity, in one or more of the actions described in the preceding paragraph.

The Auditor of the State of West Virginia, in his capacity as securities commissioner, initiated administrative proceedings against many of the defendants in the market timing cases (including JCG) and seeks disgorgement and other monetary relief based on similar market timing allegations (In the Matter of Janus Capital Group Inc. et al., Before the Securities Commissioner, State of West Virginia, Summary Order No. 05-1320).  In September 2006, JCG filed its answer to the Auditor’s summary order instituting proceedings, as well as a Motion to Discharge Order to Show Cause.  This action is still pending.

Miscellaneous Proceedings

During 2007, two former portfolio managers filed suit against a JCG subsidiary alleging that it implemented certain changes to their compensation arrangements in violation of prior agreements (Edward Keely v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 7366 and Tom Malley v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 10719).  These complaints allege some or all of the following claims in addition to other allegations: (1) breach of contract; (2) willful and wanton breach of contract; (3) breach of good faith and fair dealing; and (4) estoppel.  JCG answered the complaints, denying any liability and challenging the merits of Mr. Keely’s and Mr. Malley’s allegations.  On May 8, 2009, the Jury found in favor of Mr. Keely.  The Court entered judgment in Mr. Keely’s favor for $4.8 million in damages plus an estimated $2.7 million of pretrial interest, attorneys’ fees and damage enhancement under the Colorado Wage Act JCG is evaluating all of it options, including the possibility of an appeal.  Mr. Malley’s trial was scheduled to commence in December 2008 but subsequently re-set for April 2009.  At the request of Mr. Malley the trial was again continues.  No new trial date has yet been scheduled.  JCG is evaluating the effect, if any, the Keely verdict may have on the Malley case.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In addition, Janus Capital Group Inc. (collectively, “JCG” or the “Company”) may make other written and oral communications from time to time that contain such statements.  Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations.  These statements are based on the beliefs and assumptions of Company management based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the Company’s filings with the Securities and Exchange Commission, including those in Part I, Item 1A, Risk Factors, and elsewhere in JCG’s Annual Report on Form 10-K for the year ended December 31, 2008.   JCG cautions readers to carefully consider such factors.  Furthermore, such forward-looking statements speak only as of the date on which such statements are made.  Except as required by applicable law, JCG undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

AVAILABLE INFORMATION

Copies of Janus Capital Group Inc.’s (collectively, “JCG” or the “Company”) filings with the Securities and Exchange Commission (“SEC”) can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information can be obtained about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

JCG makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments thereto as soon as reasonably practical after such filing has been made with the SEC.  Reports may be obtained through the Investor Relations section of JCG’s website (http://ir.janus.com) or by contacting JCG at (888) 834-2536.  The contents of JCG’s website are not incorporated herein for any purpose.

JCG’s Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer, chief financial officer and controller) (the “Officer Code”); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees of the Board of Directors (including the Audit, Compensation, Nominating and Corporate Governance, and Planning and Strategy committees) are available on its website (http://ir.janus.com/governance.cfm), and printed copies are available to any shareholder upon request by calling JCG at (888) 834-2536.  Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of JCG’s website.

RESULTS OF OPERATIONS

Overview

JCG provides investment management and administrative services to mutual funds, separate accounts and institutional clients in both domestic and international markets through its primary subsidiaries, Janus Capital Management LLC (“Janus”), INTECH Investment Management LLC (“INTECH”) and Perkins Investment Management LLC (“Perkins”).

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company’s mutual funds, separate accounts and subadvised relationships (collectively referred to herein as “investment products”).  Certain investment products are also subject to performance fees which vary based on their relative performance as compared to a benchmark index and the level of assets subject to such fees.  Assets under management primarily consist of domestic and international equity and debt securities.  Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG’s operating results.

INVESTMENT MANAGEMENT OPERATIONS (CONTINUING OPERATIONS)

First Quarter 2009 Summary

Market conditions further deteriorated during the first quarter 2009, leading to a decline in ending assets under management of $12.6 billion, or 10.2%, from December 31, 2008, and further declines in revenues and operating margin. These declines, combined with continuing market uncertainty and volatility, caused JCG to revise its operating forecast downward.  As a result of revising the operating forecast and JCG’s net book value continuing to exceed market capitalization, JCG reassessed goodwill and intangible assets for impairment.

Subsequent to March 31, 2009, JCG finalized the goodwill and intangible asset impairment assessments and recognized non-cash impairment charges totaling $856.7 million. In addition, JCG established a litigation reserve of $7.5 million as a result of an adverse decision in a case brought by a former portfolio manager. The impairment charges and litigation reserve are reflected in the results of operations for the three months ended March 31, 2009.

Investment Performance

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies.  Despite challenging market conditions, JCG’s relative investment performance continues to outperform the majority of peers over multiple time periods.

•                  Relative long-term investment performance remained strong with approximately 51%, 73% and 87% of JCG’s mutual funds in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of March 31, 2009.  (See Exhibit 99.1 for complete Lipper rankings.)

•                  INTECH’s relative investment performance remained strong, with 83%, 56%, 86% and 100% of product strategies with at least a one-, three-, five- and ten-year performance track record, respectively; outperforming their respective benchmarks during each of those periods ended March 31, 2009.

•                  The Perkins Mid Cap Value and Small Cap Value mutual funds ranked in the top 11% of their Lipper categories on a one-, three- and five-year total-return basis, respectively, as of March 31, 2009.

Assets Under Management and Flows

Valuation

The value of assets under management is derived from the cash and investment securities underlying JCG’s investment products.  Investment security values are determined using unadjusted or adjusted quoted market prices and independent third-party price quotes in active markets. For debt securities with maturities of 60 days or less, the amortized cost method is used to determine the value.  Securities for which market prices are not readily available or are considered unreliable, are internally valued using appropriate methodologies for each security type or by engaging third-party specialists. Despite recent economic events and increased market volatility, the value of the great majority of the securities underlying JCG’s investment products continue to be derived from readily available and reliable market price quotations.

The pricing policies for mutual funds advised by JCG’s subsidiaries (the “Funds”) are established by the Funds’ Independent Board of Trustees and are designed to test and validate fair value measurements.  Responsibility for pricing securities held within separate and subadvised accounts may be delegated by the separate or subadvised client to JCG or another party.

Total Company Assets and Flows

Total Company assets under management at March 31, 2009 decreased $76.7 billion, or 40.9%, from the end of the first quarter 2008.  The decrease was primarily driven by adverse market conditions in the last half of 2008 and first quarter 2009.

The decline in money market flows assets reflect Janus’ previously announced plan to exit its institutional money market business by April 30, 2009.  Janus will continue offering retail money market funds.

The following table presents the components of JCG’s assets under management (in billions):

	Three months ended March 31,
	2009	2008

Beginning of period assets	$123.5	$206.7
Long-term sales
Janus	3.7	8.2
INTECH	0.9	1.8
Perkins	1.4	1.3
Long-term redemptions
Janus	(4.4)	(9.1)
INTECH	(1.4)	(2.9)
Perkins	(1.1)	(0.8)
Long-term net flows *
Janus	(0.7)	(0.9)
INTECH	(0.5)	(1.1)
Perkins	0.3	0.5
Total long-term net flows	(0.9)	(1.5)
Net money market flows	(5.3)	(0.6)
Market / fund performance	(6.4)	(17.0)
End of period assets	$110.9	$187.6

Long-term net flows by distribution channel
Retail intermediary	$(0.5)	$0.5
Institutional	(0.5)	(2.3)
International	0.1	0.3
Total	$(0.9)	$(1.5)

Average assets under management
Janus	$61.0	$104.3
INTECH	39.0	63.1
Perkins	8.6	9.9
Money market	4.5	12.4
Total	$113.1	$189.7

*                 Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

Subsequent to March 31, 2009, market gains resulted in an increase in ending assets under management of approximately 17.0% as of May 8, 2009.

Assets and Flows by Investment Discipline

JCG, through its primary subsidiaries, offers investment products based on a diversified set of investment disciplines.  Janus offers growth/blend and global/international equity, as well as fixed income, alternative and money market investment products.  INTECH offers mathematical based investment products and Perkins offers value disciplined investments.  Assets and flows by investment discipline are as follows (in billions):

	Three Months Ended March 31,
	2009	2008
Growth/Blend
Beginning of period assets	$49.5	$83.5
Sales	2.4	5.9
Redemptions	3.4	5.6
Net sales (redemptions)	(1.0)	0.2
Market / fund performance	(2.0)	(6.9)
End of period assets	$46.6	$76.8

Global/International
Beginning of period assets	$10.9	$24.9
Sales	0.5	1.1
Redemptions	0.6	1.8
Net sales (redemptions)	(0.1)	(0.7)
Market / fund performance	(0.1)	(2.1)
End of period assets	$10.7	$22.1

Fixed Income
Beginning of period assets	$3.2	$4.9
Sales	0.8	0.5
Redemptions	0.3	1.6
Net sales (redemptions)	0.5	(1.1)
Market / fund performance	—	—
End of period assets	$3.7	$3.8

Mathematical
Beginning of period assets	$42.4	$69.7
Sales	0.9	1.8
Redemptions	1.4	2.9
Net sales (redemptions)	(0.5)	(1.1)
Market / fund performance	(3.5)	(7.5)
End of period assets	$38.3	$61.2

Alternatives
Beginning of period assets	$0.5	$0.8
Sales	—	0.7
Redemptions	0.1	0.1
Net sales (redemptions)	(0.1)	0.6
Market / fund performance	(0.1)	—
End of period assets	$0.4	$1.4

Value
Beginning of period assets	$9.1	$10.1
Sales	1.4	1.3
Redemptions	1.1	0.8
Net sales (redemptions)	0.3	0.5
Market / fund performance	(0.8)	(0.5)
End of period assets	$8.6	$10.1

	Three Months Ended March 31,
	2009	2008
Money Market
Beginning of period assets	$7.9	$12.8
Sales	3.0	24.9
Redemptions	8.3	25.5
Net sales (redemptions)	(5.3)	(0.6)
Market / fund performance	—	—
End of period assets	$2.6	$12.2

Results of Investment Management Operations

Three Months Ended March 31, 2009, Compared with Three Months Ended March 31, 2008

Revenues

Investment management fees decreased $88.7 million, or 39.3%, primarily as a result of the decrease in average assets under management.

Performance fee revenue is derived from certain mutual funds and separate accounts.  The $2.2 million decrease in performance fee revenue was principally due to lower mutual fund performance fees as a result of a decline in short-term relative investment performance.

Shareowner servicing fees and other revenue declined $20.0 million, or 39.9%, over the comparable prior year period primarily as a result of a decrease in transfer agent fees.  Transfer agent fees are based on average assets under management in Janus’ retail fund series (Janus Investment Fund), excluding money market assets, which decreased 44.7% over the comparable prior period.

Expenses

Employee compensation and benefits decreased $29.6 million, or 32.2%, principally due to lower incentive compensation.  Investment team compensation decreased $14.6 million as a result of lower revenue and a decline in short-term relative investment performance.  The investment team compensation plan is linked to individual investment performance, but also ties the aggregate level of compensation to revenue.  Sales commissions decreased $5.5 million due to lower sales and the annual company-wide bonus accrual decreased $5.1 million as a result of anticipated lower 2009 operating results.

Long-term incentive compensation increased $1.3 million, or 10.7%, as a result of new awards granted in 2009 partially offset by the vesting of previous awards.  Long-term incentive awards granted in 2009 totaled $81.1 million and will generally be recognized ratably over four years.  Awards granted in 2009 are not subject to performance-based acceleration.

Distribution expense decreased $16.2 million, or 44.6%, resulting from a similar decrease in assets under management subject to third-party concessions.  Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

General, administrative and occupancy expense decreased slightly, as a result of cost reduction measures implemented in the fourth quarter 2008 offset by the establishment of a $7.5 million litigation reserve.

Goodwill and intangible asset impairment charges of $747.0 million and $109.7 million, respectively, were recognized as of March 31, 2009.  JCG revised its operating forecast downward as a result of continued deterioration in global market conditions, assets under management and revenues during the first quarter 2009.  These conditions combined with JCG’s market capitalization remaining below net book value caused management to reassess goodwill and all intangible assets for impairment as of March 31, 2009.  Based on these assessments, JCG partially impaired goodwill and mutual fund advisory contracts associated with the 2001 contractual obligation to buy out Janus’ founder.  The goodwill impairment charge is not deductible for income tax purposes.  A tax benefit of $40.6 million was recognized as a result of the impairment of mutual fund advisory contracts.

The impairment analyses of goodwill, indefinite-lived intangible assets and amortized intangible assets were generally based on discounted or undiscounted cash flow models as required by applicable accounting guidance.  Significant assumptions utilized in the discounted cash flow models include operating forecasts, discount rates and terminal multiples appropriate under current economic conditions.  For purposes of testing goodwill for impairment, JCG has identified one reporting unit based on the similar economic characteristics of the reporting unit’s underlying components.  Undiscounted cash flow models were used to determine the recoverability of amortized intangible assets and are dependent upon operating forecasts for each group of assets.  Significant further deterioration in market conditions, JCG’s stock price, assets under management, revenues or adverse changes in key assumptions utilized in the impairment analyses may result in additional impairment charges.

Net investment losses of $7.2 million for the three months ended March 31, 2009 include a $6.6 million impairment charge primarily on securities classified as available for sale.

For the three months ended March 31, 2009, mark-to-market losses on trading securities were largely offset by gains generated by a hedging strategy implemented in late 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data from continuing operations for the three-month periods ended March 31, 2009 and 2008 is as follows (in millions):

	2009	2008
Cash flows provided by (used for):
Operating activities	$(27.4)	$1.9
Investing activities	(17.6)	(76.4)
Financing activities	(5.5)	(135.9)
Net change in cash and cash equivalents	(50.5)	(210.4)
Balance beginning of period	282.6	480.7
Balance end of period	$232.1	$270.3

On an annual basis, JCG’s cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements.  Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the on the amount and timing of cash receipts and payments.  The decline in cash flow from operations from the comparable prior year period was driven by lower revenues as a result of the decline in average assets under management.

Cash used for investing activities for the three months ended March 31, 2009, primarily represents $12.2 million for the net purchase of investments.  Purchases and sales of investments are related to seed capital as well as hedging and vesting of mutual fund share awards.  Cash used for investing activities for the comparable prior year period includes $60.7 million for the purchase of an additional 3% interest in INTECH and $11.5 million for the net purchase of investments.

Cash used for financing activities for the three months ended March 31, 2009, primarily represents $5.0 million of distributions to noncontrolling interests.  Cash used for financing activities for the comparable prior period primarily represents stock buybacks of $142.5 million.  Stock buybacks were suspended in during the third quarter 2008 to preserve liquidity.

Other Sources of Liquidity

Credit Facility

JCG has a $350 million Five-Year Competitive Advance and Revolving Credit Facility Agreement (the “Credit Facility”) with a syndicate of banks.  The Credit Facility contains two financial covenants: a specified maximum financing leverage ratio and minimum interest coverage ratio.  At March 31, 2009, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility.

The covenants and the calculation of the ratios, as defined in the Credit Facility, are as follows (in millions):

Last Four
Quarters Ended
March 31, 2009

Net income (loss)	$(713.9)
Deduct:
Extraordinary gains	—
Gains from sales of assets or subsidiaries	(2.8)
Add back:
Goodwill and intangible asset impairment charges	856.7
Interest expense	76.5
Income tax provision	5.9
Depreciation and amortization	39.2
Long-term incentive compensation	44.8
Adjusted EBITDA	$306.4

Debt	$1,128.0

Leverage Ratio (Debt divided by Adjusted EBITDA)	3.68
Cannot exceed 3.75

Interest Coverage Ratio
(Adjusted EBITDA divided by Last Four Quarters Interest Expense)	4.0
Must equal or exceed 4.0

JCG does not expect to be in compliance with one or more financial covenants at the end of the second quarter 2009 if assets under management remain at current levels.  In a addition, all interest and principal payments due on JCG’s other long-term debt must be made in accordance with the contractual terms of such debt. A breach of one or more covenants will prevent JCG from accessing the Credit Facility but will not impact the terms of JCG’s other long-term debt.  To allow for continued access to the Credit Facility, JCG is seeking less restrictive covenants from the syndicate of banks.  There is no guarantee that JCG’s efforts to renegotiate the terms of the Credit Facility will be successful.

Shelf Registration

The Company has effective a Shelf Registration Statement with the SEC, under which JCG could register the sale of an indeterminate amount of JCG’s common stock, preferred stock and debt securities.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.     Controls and Procedures

JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  Gary D. Black, Chief Executive Officer, and Gregory A. Frost, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Black and Frost concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I, Item 1. Financial Statements, Note 11 — Legal Proceedings.

Item 1A.     Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2008, the Board of Directors authorized a fifth $500 million stock repurchase program to take effect when the current authorization is utilized.  Given the current market conditions, JCG suspended stock buybacks in the fourth quarter 2008 to preserve liquidity.  The amount that may yet be repurchased under the current authorizations as of March 31, 2009 is $521 million.  There were no share repurchases for the three months ended March 31, 2009 under the current authorization or from employees as part of the share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934).  JCG no longer purchases shares from employees under Rule 10b5-1.  Tax withholdings on vesting employee stock-based compensation are satisfied by employees selling shares on the open market.

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

Date: May 11, 2009

Janus Capital Group Inc.

/s/ Gary D. Black
Gary D. Black, Chief Executive Officer

/s/ Gregory A. Frost
Gregory A. Frost,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

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