Form 10-Q
period 2009-06-30
JANUS CAPITAL GROUP INC
filed 2009-07-22
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 21, 2009, there were 182,120,833 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$218.7	$282.6
Marketable securities	112.1	125.3
Accounts receivable	95.0	101.1
Income taxes receivable	24.7	16.4
Other current assets	68.3	58.5
Total current assets	518.8	583.9

Other assets:
Other assets	72.6	60.2
Property and equipment, net	53.3	51.1
Intangibles, net	1,205.4	1,321.2
Goodwill	574.6	1,320.3

Total assets	$2,424.7	$3,336.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2.6	$0.5
Accrued compensation and benefits	45.0	90.0
Current portion of long-term debt	—	22.0
Other accrued liabilities	51.7	44.1
Total current liabilities	99.3	156.6

Other liabilities:
Long-term debt	1,106.1	1,106.0
Deferred income taxes	352.4	388.1
Other liabilities	63.2	62.4
Total liabilities	1,621.0	1,713.1

Commitments and contingencies

Redeemable noncontrolling interests	85.6	106.8

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.6	1.6
Retained earnings	708.2	1,510.6
Accumulated other comprehensive income	(0.2)	(5.3)
Total JCG Stockholders’ equity	709.6	1,506.9
Noncontrolling interests	8.5	9.9
Total stockholders’ equity	718.1	1,516.8

Total liabilities and stockholders’ equity	$2,424.7	$3,336.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Investment management fees	$159.8	$239.8	$296.6	$465.3
Performance fees	6.5	11.6	9.9	17.2
Shareowner servicing fees and other	33.9	52.8	64.0	102.9
Total	200.2	304.2	370.5	585.4

Operating Expenses:
Employee compensation and benefits	66.2	91.6	128.4	183.4
Long-term incentive compensation	14.0	12.5	27.4	24.6
Marketing and advertising	8.2	8.7	13.8	16.5
Distribution	25.4	38.2	45.5	74.5
Depreciation and amortization	8.0	10.7	16.9	20.6
General, administrative and occupancy	31.4	37.4	64.6	71.2
Goodwill and intangible asset impairments	—	—	856.7	—
Total	153.2	199.1	1,153.3	390.8

Operating income (loss)	47.0	105.1	(782.8)	194.6

Interest expense	(19.7)	(18.8)	(39.6)	(37.7)
Investment gains (losses), net	0.3	3.0	(6.9)	(6.5)
Other income, net	0.4	1.0	0.4	5.2
Income (loss) before taxes and equity earnings	28.0	90.3	(828.9)	155.6

Income tax provision	(8.8)	(23.8)	32.5	(48.3)
Equity in earnings of unconsolidated affiliate	—	2.3	—	4.3

Income (loss) from continuing operations	19.2	68.8	(796.4)	111.6

Income (loss) from discontinued operations	—	0.7	—	(0.9)

Net income (loss)	19.2	69.5	(796.4)	110.7
Noncontrolling interest	(3.4)	(3.2)	(5.9)	(7.0)

Net income (loss) attributable to JCG	$15.8	$66.3	$(802.3)	$103.7

Basic earnings (loss) per share attributable to JCG common shareholders:
Income (loss) from continuing operations	$0.10	$0.41	$(5.12)	$0.65
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income (loss)	$0.10	$0.41	$(5.12)	$0.64

Diluted earnings (loss) per share attributable to JCG common shareholders:
Income (loss) from continuing operations	$0.10	$0.40	$(5.12)	$0.64
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income (loss)	$0.10	$0.41	$(5.12)	$0.64

Amounts attributable to JCG common shareholders:
Income (loss) from continuing operations	$15.8	$65.6	$(802.3)	$104.6
Income (loss) from discontinued operations	—	0.7	—	(0.9)
Net income (loss)	$15.8	$66.3	$(802.3)	$103.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended
	June 30,
	2009	2008
CASH FLOWS PROVIDED BY (USED FOR):
Continuing Operations
Operating Activities:
Net income (loss)	$(796.4)	$111.6
Adjustments to net income:
Depreciation and amortization	16.9	20.6
Deferred income taxes	(33.1)	(4.0)
Amortization of stock-based compensation	18.0	17.5
Investment losses, net	6.9	6.5
Goodwill and intangible asset impairments	856.7	—
Payment of deferred commissions, net	(3.1)	(3.3)
Other, net	(0.7)	1.8
Changes in working capital items:
Accounts receivable	5.9	18.1
Other current assets	(10.1)	2.4
Accounts payable and accrued compensation payable	(42.8)	(51.4)
Other liabilities	1.8	(39.1)
Net operating	20.0	80.7

Investing Activities:
Purchase of property and equipment	(6.7)	(9.0)
Acquisitions	(28.8)	(67.7)
Purchase of marketable securities	(44.1)	(52.2)
Proceeds from sales and maturities of marketable securities	34.4	45.9
Distribution of cash from discontinued operations	—	13.5
Net investing	(45.2)	(69.5)

Financing Activities:
Debt issuance costs	(2.8)	—
Repayment of long-term debt	(22.0)	—
Proceeds from stock plans	0.5	16.6
Excess tax benefit from equity-based compensation	—	4.0
Repurchase of common stock	—	(217.8)
Distributions to noncontrolling interest	(7.9)	(12.5)
Dividends paid to shareholders	(6.5)	(6.5)
Net financing	(38.7)	(216.2)

Cash and Cash Equivalents:
Net decrease	(63.9)	(205.0)
At beginning of period	282.6	480.7
At end of period	$218.7	$275.7

Discontinued Operations:
Operating activities	$—	$(5.2)
Investing activities	—	2.3

Cash and Cash Equivalents:
Net increase (decrease)	—	(2.9)
At beginning of period	0.4	4.3
At end of period	$0.4	$1.4

Supplemental Cash Flow Information:
Cash paid for interest	$37.3	$35.9
Cash paid for income taxes	$13.2	$60.6

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share Data)

				Accumulated
				Other	Nonredeemable	Total
		Common	Retained	Comprehensive	Noncontrolling	Stockholders’
	Shares	Stock	Earnings	Income	Interest	Equity

Balance at December 31, 2007	166.3	$1.7	$1,717.0	$4.8	$—	$1,723.5
Cumulative-effect adjustment for the adoption of a new accounting principle	—	—	(236.7)	—	7.1	(229.6)
Balance at January 1, 2008	166.3	1.7	1,480.3	4.8	7.1	1,493.9
Net income			136.9		2.4	139.3
Net unrealized loss on marketable securities				(3.8)		(3.8)
Amortization of net loss on cash flow hedge				0.5		0.5
Reclassification for net gains included in net income				(0.9)		(0.9)
Foreign currency translation adjustment				(5.9)		(5.9)
Comprehensive income						129.2
Amortization of stock-based compensation			29.3		2.1	31.4
Issuance and forfeitures of restricted stock awards	1.6					—
Tax impact of stock-based compensation			3.4			3.4
Stock option exercises	1.1		21.6			21.6
Common stock repurchased	(11.1)	(0.1)	(291.6)			(291.7)
Noncontrolling interest in consolidated investment products					1.1	1.1
Noncontrolling interests repurchased					(0.3)	(0.3)
Distributions to noncontrolling interests					(2.5)	(2.5)
Change in value of redeemable noncontrolling interest			137.2			137.2
Common stock dividends ($0.04 per share)			(6.5)			(6.5)
Balance at December 31, 2008	157.9	1.6	1,510.6	(5.3)	9.9	1,516.8

Net income (loss)			(802.3)		1.3	(801.0)
Net unrealized gain on marketable securities				4.4		4.4
Amortization of net loss on cash flow hedge				0.2		0.2
Foreign currency translation adjustment				0.5		0.5
Comprehensive income						(795.9)
Amortization of stock-based compensation			15.7		2.3	18.0
Issuance and forfeitures of restricted stock awards	3.3					—
Tax impact of stock-based compensation			(3.8)			(3.8)
Stock option exercises			0.5			0.5
Noncontrolling interest in consolidated investment products					(0.9)	(0.9)
Noncontrolling interests repurchased					(2.3)	(2.3)
Distributions to noncontrolling interests					(1.8)	(1.8)
Change in value of redeemable noncontrolling interest			(6.0)			(6.0)
Common stock dividends ($0.04 per share)			(6.5)			(6.5)
Balance at June 30, 2009	161.2	$1.6	$708.2	$(0.2)	$8.5	$718.1

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “JCG” or the “Company”) management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All such adjustments are of a normal recurring nature.  Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date, July 22, 2009.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as updated for the retrospective application of Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”) and the amended provisions of Emerging Issues Task Force Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”).  The updated 2008 consolidated financial statements were filed in a Current Report on Form 8-K on July 14, 2009.

The accompanying interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated for the retrospective application of SFAS 160 and EITF D-98.

Note 2 — Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) which amends the guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary and eliminates the scope exception for qualifying special-purpose entities. SFAS 167 will be effective for JCG’s first quarter 2010.  JCG is assessing the impact, if any, of SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) which establishes the Accounting Standards Codification (the “Codification”) and SEC interpretive releases as the sources for authoritative GAAP.  The Codification will supersede all existing non-SEC accounting and reporting standards under GAAP effective for JCG’s third quarter 2009.  The Codification is not intended to change existing GAAP.  Accordingly, JCG does not anticipate a material impact on its consolidated financial statements.

Note 3 — Acquisition

Each fiscal year through 2012, each of the two founding members of INTECH Investment Management LLC (“INTECH”) has the option to require JCG to purchase from him an ownership interest of up to approximately 1.5% of INTECH (“Annual Option Shares”) at fair value.  On April 30, 2009, the two INTECH founding members exercised their put rights and JCG increased its ownership of INTECH to approximately 92% by purchasing an additional 3% interest for $25.3 million in cash.  As a result of the adoption of the amended provisions of EITF D-98 effective January 1, 2009, the additional interest in INTECH will result in a reduction of redeemable noncontrolling interests on the Consolidated Balance Sheets in an amount equal to the purchase price.  No assets will be recognized as a result of the April 2009 acquisition of an additional interest in INTECH or future acquisitions of noncontrolling interests. The pro forma results of operations have not been presented as they would not have been materially different from reported amounts.

Note 4 — Marketable Securities

JCG’s marketable securities at June 30, 2009 and December 31, 2008, are summarized as follows (in millions):

	June 30, 2009				December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value

Trading securities (carried at fair value)	$68.8	$1.4	$(15.2)	$55.0	$81.9	$1.0	$(20.5)	$62.4
Available-for-sale securities (carried at fair value)
Investment in advised funds	11.9	1.8	(0.2)	13.5	14.7	—	(4.8)	9.9
Structured investment vehicle	43.6	—	—	43.6	52.2	—	—	52.2
Derivative instruments	—	—	—	—	0.8	—	—	0.8
	$124.3	$3.2	$(15.4)	$112.1	$149.6	$1.0	$(25.3)	$125.3

JCG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment or “seeding” of these investment products.  Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities.  JCG will consolidate such investment products as long as it holds a controlling interest, defined as greater than 50% ownership.  Upon deconsolidation, JCG accounts for its investments as available-for-sale securities.

JCG may redeem invested seed capital for a variety of reasons, including when third-party capital invested in the relevant product is sufficient to sustain the given investment strategy.  JCG recognized immaterial losses from the redemption of seed capital investments for the three and six months ended June 30, 2009. Gains from the redemption of seed capital investments for the three and six months ended June 30, 2008 totaled $1.5 million and $1.6 million, respectively.

Investments in seed capital are classified as follows:

Trading Securities

At June 30, 2009, seed capital investments classified as trading securities totaled $55.0 million, representing $37.6 million of securities held in separately managed accounts and $17.4 million of securities held in the portfolios of advised funds consolidated by the Company.  Trading securities are carried in JCG’s consolidated financial statements at fair value, with changes in value recognized as gains and losses currently in earnings.  JCG recognized gains of $6.9 million and $2.2 million in earnings on securities classified as trading for the three and six months ended June 30, 2009, respectively. These gains were offset by recognized losses of $6.4 million and $2.1 million on hedged seed capital investments for the three and six months ended June 30, 2009, respectively. Gains of $1.2 million and losses of $8.5 million were recognized in earnings on securities classified as trading for the three and six month periods ended June 30, 2008, respectively.

Proceeds from the sale of trading securities totaled $0.7 million and $6.9 million for the three and six months ended June 30, 2009, respectively. Proceeds from the sale of trading securities for the six months ended June 30, 2008 totaled $10.0 million. There were no sales of trading securities during the three months ended June 30, 2008.

Available-for-Sale Securities

Investments in Advised Funds

At June 30, 2009, investments in advised funds totaled $13.5 million.  Investments in advised funds are carried in JCG’s consolidated financial statements at fair value, with changes in value recognized as gains and losses in other comprehensive income.  Accumulated gains and losses are reclassified to earnings when the securities are sold.  JCG periodically reviews the carrying value of investments in advised funds for impairment by evaluating the nature, duration and extent of any decline in fair value.  If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings. Other-than-temporary impairment charges of $5.2 million were recognized during the three months ended March 31, 2009.  No impairment charges for investments in advised fund were recognized during the three months ended June 30, 2009, or the six months ended June 30, 2008.

Proceeds from the sale of investments in advised funds totaled $0.8 million for the six months ended June 30, 2009.  There were no proceeds from the sale of investments in advised funds for the three months ended June 30, 2009. Proceeds from the sale of investment in advised funds totaled $6.7 million and $6.8 million for the three and six months ended June 30, 2008, respectively.

Structured Investment Vehicle (“SIV”)

JCG’s SIV investment represents securities issued by Stanfield Victoria Funding LLC (“Stanfield securities”) which are carried in JCG’s consolidated financial statements based on JCG’s estimate of fair value.  JCG recognized impairment charges relating to the Stanfield securities of $21.0 million and $18.2 million for the years ended December 31, 2008 and 2007, respectively.  See Note 6 for further discussion of the fair value of the Stanfield securities.

Derivative Instruments

JCG implemented an economic hedge strategy in December 2008 covering the majority of invested seed capital to mitigate a portion of the net income volatility created by the mark-to-market accounting of seed capital investments.  The strategy utilizes futures contracts and call options on various market indices to minimize market losses while allowing for limited participation in market gains.  These instruments are accounted for at fair value under Statement of Financial Accounting Standard No. 133 (as amended and interpreted) “Accounting for Derivatives and Hedging Activities” (“SFAS 133”), with changes in fair value reported currently in earnings but have not been designated as hedging instruments under SFAS 133.  Call options outstanding as of December 31, 2008 expired in early 2009 and no additional call options have been purchased in 2009.

Note 5 — Intangible Assets and Goodwill

JCG’s intangible assets and goodwill are summarized below (in millions):

	December 31,	Impairment		June 30,
	2008	Charges	Additions	2009

Indefinite-lived intangible assets:
Mutual fund advisory contracts	$943.1	$(109.7)	$—	$833.4
Brand name and trademark	270.5	—	—	270.5
Amortized intangible assets:
Client relationships	162.5	—	—	162.5
Accumulated amortization	(54.9)	—	(6.1)	(61.0)
Net intangible assets	$1,321.2	$(109.7)	$(6.1)	$1,205.4

Goodwill	$1,320.3	$(747.0)	$1.3	$574.6

JCG conducts impairment analyses of indefinite-lived intangible assets and goodwill annually as of October 1st or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  Indefinite-lived intangible assets represent mutual fund advisory contracts, brand name and trademark.  In addition, amortized intangible assets are evaluated for impairment when events or circumstances indicate that the carrying value may not be recoverable.  JCG’s amortized intangible assets represent client relationships.  The October 2008 tests of indefinite-lived intangible assets and goodwill indicated that estimated fair values exceeded their respective book values and no impairment charges were recognized.

In response to significant declines in global markets, JCG’s stock price, assets under management and revenues during the fourth quarter 2008, JCG re-evaluated indefinite-lived intangible assets, amortized intangible assets and goodwill for impairment as of December 31, 2008.  The results of the assessments as of December 31, 2008, indicated that the estimated fair values of indefinite-lived intangible assets, amortized intangible assets and goodwill continued to exceed book value, requiring no impairment charges.

Based on further declines in global markets, JCG’s stock price, assets under management and revenues subsequent to December 31, 2008, JCG revised its operating forecast downward and again evaluated indefinite-lived intangible assets, amortized intangible assets and goodwill for impairment as of March 31, 2009.  As a result of these assessments, impairment charges of $109.7 million and $747.0 million were recognized on mutual fund advisory contracts and goodwill, respectively, in the first quarter 2009.  The partially impaired assets were originally recognized in 2001 in connection with the contractual obligation to buy out Janus Capital Management LLC’s founder.

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

•	Level 3 —	Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents assets and liabilities carried at fair value as of June 30, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Trading securities	$43.7	$11.3	$—	$55.0

Available-for-sale securities
Investments in advised funds	7.5	6.0	—	13.5
Structured investment vehicle securities	—	—	43.6	43.6
Total marketable securities	51.2	17.3	43.6	112.1

Other assets
Mutual fund unit award hedge asset	57.0	—	—	57.0
Deferred compensation hedge asset	17.2	—	—	17.2

Intangibles, net
Mutual fund advisory contracts	—	—	833.4	833.4
Goodwill	—	—	574.6	574.6

Total assets carried at fair value	$125.4	$17.3	$1,451.6	$1,594.3

Redeemable noncontrolling interests	—	—	85.6	85.6

Total liabilities carried at fair value	$—	$—	$85.6	$85.6

JCG’s Level 1 and Level 2 fair value measurements consist of exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds, and shares of unconsolidated mutual funds.

JCG’s Level 3 recurring fair value measurements include the Stanfield securities and redeemable noncontrolling interests.  Nonrecurring Level 3 fair value measurements as of June 30, 2009 include goodwill and intangible assets.  Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements have been classified as Level 3.

The Stanfield securities were issued by a structured investment vehicle that purchased high grade medium- and long-term fixed-income instruments financed by issuing low-cost, short-term senior debt instruments such as asset-backed commercial paper and asset-backed medium-term notes.  To measure fair value, JCG undertook a detailed analysis of the assets underlying the Stanfield securities and benchmarked those assets against instruments of a similar type with comparable yields, maturities and credit ratings for which quoted market prices are readily available.  Discounts have been applied to the quoted market prices of the benchmark instruments to adjust for varying yields, credit ratings or other distinguishing characteristics.  The valuation methodology for the Stanfield securities has been consistently applied since their acquisition in 2007.

JCG measured the fair value of the Stanfield securities as of June 30, 2009, and determined that the valuation was consistent with the previously reported amount of $48.7 million as of March 31, 2009, less subsequent distributions.  JCG received distributions totaling $5.1 million in the second quarter 2009, which reduced the carrying value of the Stanfield securities to $43.6 million.  A new legal structure for the Stanfield SIV is expected to be announced in 2009 at which time JCG may elect to receive its proportionate share of the underlying assets or participate in the new structure.

Redeemable noncontrolling interests in INTECH are measured at fair value using a discounted cash flow methodology.  Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of cash flows.  Redeemable noncontrolling interests in Perkins are measured by a contractual formula intended to yield an amount representative of fair value.  See Note 8 for a further discussion of redeemable noncontrolling interests.

The changes in carrying value of JCG’s recurring Level 3 fair value measurements are as follows (in millions):

		Redeemable
	Stanfield	noncontrolling
	securities	interests
Carrying value at December 31, 2008	$52.2	$106.8
Distributions	(8.6)	(6.1)
Current earnings	—	4.3
Repurchase of noncontrolling interest	—	(25.3)
Change in redemption value	—	5.9

Carrying value at June 30, 2009	$43.6	$85.6

JCG measured the fair value of intangible assets and goodwill using discounted cash flow methodology in connection with impairment analyses performed as of March 31, 2009.  Significant inputs to the discounted cash flow analysis include JCG’s forecasted operating results, discount rate and terminal multiple of cash flows.  See Note 5 for further discussion of the impairment analyses and the changes in carrying value of goodwill and intangible assets.

Note 7 — Debt

Debt at June 30, 2009 and December 31, 2008, consisted of the following (in millions):

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
7.750% Senior Notes due 2009	$—	$—	$22.0	$21.8
5.875% Senior Notes due 2011	275.0	255.4	275.0	234.3
6.250% Senior Notes due 2012	299.8	270.0	299.8	240.5
6.119% Senior Notes due 2014	82.2	72.6	82.2	63.9
6.700% Senior Notes due 2017	449.1	378.0	449.0	346.9
Total	1,106.1	976.0	1,128.0	907.4
Less: current maturities	—	—	(22.0)	(21.8)
Total long-term debt	$1,106.1	$976.0	$1,106.0	$885.6

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the senior notes listed above.

Debt Repayment

On June 15, 2009, the $22.0 million of 7.750% senior notes matured and were repaid.

Interest Rate Adjustment Covenant

All of JCG’s outstanding debt is subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s from its existing rating of Baa3 or by S&P from its existing rating of BBB-, up to a maximum increase of 200 basis points.  If at any time after the interest has been adjusted upward, either Moody’s or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance.  The interest rate adjustment covenant will permanently terminate if the

Company’s debt ratings increase to Baa2 by Moody’s and BBB by S&P (or higher), with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies.  On February 23, 2009, S&P lowered JCG’s credit rating to BB+, which resulted in a 25 basis point increase in the interest rates payable on all of JCG’s outstanding debt, or approximately $2.8 million of additional annual interest expense.

Credit Facility

On June 12, 2009, JCG and the syndicate of banks amended the existing $350 million Five-Year Competitive Advance and Revolving Credit Facility Agreement (the “Credit Facility”).  Under the amended Credit Facility, the bank syndicate’s commitment has been decreased to $125 million, any borrowings will be secured by JCG’s assets, and the maturity date has been accelerated from June 1, 2012 to December 1, 2010.  The covenants under the Credit Facility were amended to allow for a higher leverage ratio and a lower interest coverage ratio.  In addition, a minimum assets under management covenant has been included in the amended Credit Facility.  At June 30, 2009, JCG was in compliance with all covenants and there were no borrowings under the amended Credit Facility.

Note 8 — Noncontrolling Interests

JCG adopted the provisions of SFAS 160 and the amended provisions of EITF D-98 effective January 1, 2009 and retrospectively applied such provisions to reported prior periods.  As a result of the implementation of SFAS 160, noncontrolling interests that are not subject to put rights have been reclassified to permanent equity with no change in the measurement principles previously applied to these interests.  Under the provisions of EITF D-98, redeemable noncontrolling interests remain classified in mezzanine equity and are measured at estimated fair value as of the balance sheet date.  Earnings attributable to noncontrolling interests that are and are not subject to put rights have been combined in the consolidated statements of income.  Presentation of the noncontrolling interests in the Consolidated Statements of Income has been changed to reflect net income with and without consideration of the noncontrolling interests.  Earnings per share continues to be calculated after consideration of the noncontrolling interest.

Noncontrolling Interests that Are Not Subject to Put Rights

Noncontrolling interests that are not subject to put rights consist of third party investors in consolidated investment products, certain INTECH and Perkins interests granted to employees, and undistributed earnings of $5.2 million attributable to such interests.  Certain of the INTECH and Perkins interests granted to employees will become subject to put rights upon vesting.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests consist of INTECH and Perkins interests that are currently puttable to JCG or will become puttable at certain future dates and undistributed earnings of $4.8 million attributable to such interests.  The recognition of the fair value of the redeemable noncontrolling interests was effected through an increase to redeemable noncontrolling interests and a charge to retained earnings.  Future changes in fair value will be recognized as increases or decreases to retained earnings.

INTECH

Each fiscal year through 2012, each of the two INTECH founding members has the option to require JCG to purchase from him an ownership interest of up to approximately 1.5% of INTECH at fair value.  At June 30, 2009, the two founders have an aggregate ownership interest of approximately 5% in INTECH.  In the event that either INTECH founder does not fully exercise his annual voluntary sale option in a given year, JCG has the option to require the INTECH founder to sell the remaining balance of the option for that year at fair value.

In addition, each founder can require JCG to purchase his INTECH interests when his employment is terminated.  The purchase price of the departing founder’s INTECH interests will be based on fair value.  Each founder is entitled to retain approximately 1% of INTECH’s shares then outstanding after employment until his death unless he is terminated for cause or leaves voluntarily while not in good standing.  An INTECH founder will be deemed to be in good standing if he voluntarily leaves on or after January 1, 2009, after providing 12 months’ prior notice and cooperation with the transition.  Total INTECH interests held by the two founders have an estimated value of approximately $42.2 million as of June 30, 2009.

Interests held by other INTECH employees subject to put rights have an estimated value of approximately $4.1 million as of June 30, 2009.

Perkins

JCG also has the option to acquire any or all of the remaining 22.2% interest of Perkins at fair value on the third, fifth, seventh or each subsequent anniversary of closing.  The minority owners of Perkins have the option to require JCG to purchase any or all of their remaining interests on the fourth or sixth anniversary of closing at fair value.  The total Perkins minority interest has an estimated value of approximately $34.5 million as of June 30, 2009, based on a contractual formula driven by revenue and investment performance of products managed by Perkins.  The formula is intended to yield an amount representative of fair value.

Note 9 — Long-Term Incentive Compensation

JCG granted $72.5 million in long-term incentive awards during the first six months of 2009, which generally vest and will be recognized ratably over a four-year period, and are not subject to performance-based accelerated vesting.  The 2009 awards consisted of $21.0 million of restricted stock (3.7 million shares at a weighted average price of $5.89 per share), $15.1 million of stock options and $36.4 million of mutual fund units.

A total of 6.3 million stock options with a grant date fair value of $2.41 per option were awarded as part of the February 2009 grant.  The grant date fair value of stock options was determined using the Black-Scholes model with the following assumptions: expected volatility of 54%, dividend yield of 0.75%, risk-free interest rate of 1.85% and an expected life of five years.

In addition to the awards above, Perkins granted $5.0 million of interests that vest ratably over four years.  The grant represents 2.8% of total Perkins interests.  INTECH granted $5.5 million of interests which generally vest over 10 years.  This grant represents less than 1.0% of total INTECH interests.

Note 10 — Other Income, Net

The components of other income are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Dividend income	$0.2	$—	$0.4	$0.7
Interest income	0.1	1.4	0.2	3.9
Translation gains and losses, net	(0.4)	—	(1.0)	—
Other, net	0.5	(0.4)	0.8	0.6
Total	$0.4	$1.0	$0.4	$5.2

Note 11 — Earnings Per Share

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

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Amounts attributable to JCG common shareholders:
Income (loss) from continuing operations	$15.8	$65.6	$(802.3)	$104.6
Income (loss) from discontinued operations	—	0.7	—	(0.9)

Net income (loss)	$15.8	$66.3	$(802.3)	$103.7

Basic earnings (loss) per share attributable to JCG common shareholders:
Weighted average common shares outstanding	157.0	160.4	156.8	161.5

Income (loss) from continuing operations	$0.10	$0.41	$(5.12)	$0.65
Income (loss) from discontinued operations	—	—	—	(0.01)

Basic earnings (loss) per share	$0.10	$0.41	$(5.12)	$0.64

Diluted earnings per share attributable to JCG common shareholders:
Weighted average common shares outstanding	157.0	160.4	156.8	161.5

Dilutive effect of stock options and unvested restricted stock using the treasury stock method	2.0	2.0	—	1.6
Weighted average diluted common shares outstanding	159.0	162.4	156.8	163.1
Income (loss) from continuing operations	$0.10	$0.40	$(5.12)	$0.64
Income (loss) from discontinued operations	—	—	—	(0.01)

Diluted earnings (loss) per share	$0.10	$0.41	$(5.12)	$0.64

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	11.3	3.6	17.3	3.6
Unvested restricted stock	1.2	—	4.7	0.5

As a result of JCG’s net loss for the six months ended June 30, 2009, all stock options and unvested restricted stock are considered anti-dilutive.

Note 12 — Legal Proceedings

JCG is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions described below will not have a material adverse effect on JCG’s consolidated financial condition. However, an adverse outcome in any of the actions could have a material adverse effect on the Company’s financial position or results of operations for the period in which it is recorded. JCG decreased its litigation reserves in the second quarter 2009 by a net $5.6 million, as a result of payment of a judgment in a case brought by a former portfolio manager, partially offset by increases for the potential settlement of other insignificant matters.

Market Timing Litigation

Following the market timing investigations by the New York Attorney General (“NYAG”) and the SEC in 2003, JCG and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case No. MDL No. 1586, 04-MD-15863).  Five amended complaints were originally filed in these coordinated proceedings, four of which still remain, including: (i) claims by a putative class of Janus fund investors asserting claims on behalf of the investor class (Marini, et al. v. Janus Investment Fund, et al., U.S. District Court, District of Maryland, Case No. 04-CV-00497);  (ii) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds (Steinberg et al. v. Janus Capital Management, LLC et al., U.S. District Court, District of Maryland, Case No. 04-CV-00518); (iii) claims on behalf of participants in the JCG 401(k) plan (Wangberger v. Janus Capital Group Inc., 401(k) Advisory Committee, et al., U.S. District Court, District of Maryland, Case No. JFM-05-2711); and (iv) claims by a putative class of JCG shareholders asserting claims on behalf of the shareholders (Wiggins, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, Case No. 04-CV-00818).

In August 2005, the U.S. District Court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors in the Marini and Steinberg cases described above, except certain claims under Section 10(b) of the Securities Exchange Act of 1934 and under Section 36(b) of the Investment Company Act of 1940.  On December 30, 2008, the court granted, at least in part, summary judgment in the Company’s favor with respect to plaintiffs’ damage demands in the Marini and Steinberg cases as it relates to “approved” market timing because there was no evidence that investors suffered damages that exceed the $50 million they are entitled to receive under the regulatory settlement.  The court did not grant summary judgment on the remaining causes of action and requested the parties to submit additional briefing with respect to “unapproved” market timing.  After the parties completed the supplemental briefing in the Marini case, on June 12, 2009, the Court granted judgment in Janus’ favor on the remaining claims. In July 2009, Janus submitted additional briefing in the Steinberg case, which seeks entry of summary judgment on the  remaining claims in that case. In the Wiggins matter, the U.S. District Court also entered an order dismissing all claims in the Wiggins lawsuit.  Plaintiffs, however, appealed that dismissal to the U.S. Court of Appeals for the Fourth Circuit.  In May 2009, the Fourth Circuit reversed the order of dismissal and remanded the case back to the U.S. District Court for further proceedings.  In August 2006, the U.S. District Court in the Wangberger 401(k) plan class action dismissed the action with prejudice, and the plaintiff appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit.  In June 2008, the Fourth Circuit reversed the U.S. District Court’s order of dismissal and remanded the case to the U.S. District Court for further proceedings.  As a result of the above events, the Company and Janus are the remaining defendants, in some capacity, in one or more of the actions described in the preceding paragraph.

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

Miscellaneous Proceedings

During 2007, two former portfolio managers filed suit against a JCG subsidiary alleging that it implemented certain changes to their compensation arrangements in violation of prior agreements (Edward Keely v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 7366 and Tom Malley v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 10719).  These complaints allege some or all of the following claims, in addition to other allegations: (1) breach of contract; (2) willful and wanton breach of contract; (3) breach of good faith and fair dealing; and (4) estoppel.  JCG answered the complaints, denying any liability and challenging the merits of Mr. Keely’s and Mr. Malley’s allegations.  After a four day trial in the Keely matter, on May 8, 2009, the jury found in favor of Mr. Keely.  The Court entered judgment in Mr. Keely’s favor for $4.8 million in damages plus $2.2 million of pre- and post- trial interest, attorneys’ fees and damage enhancements under the Colorado Wage Act.  The pre- and post-trial interest, attorneys’ fees and damage enhancements were originally estimated at $2.7 million.  No appeal has been filed. Mr. Malley’s trial was scheduled to commence in December 2008 but was subsequently re-set for April 2009.  At the request of Mr. Malley, the trial was again continued and no new trial date has yet been set.

Note 13 — Subsequent Events

Common Stock and Convertible Senior Notes Offerings, and Tender Offer for Certain Outstanding Senior Notes

In July 2009, JCG completed concurrent common stock and 3.250% convertible senior notes offerings.  Proceeds, net of underwriting fees and discounts from the common stock and convertible senior notes offerings, totaled approximately $218.5 million and $164.9 million, respectively.  The combined net proceeds, together with available cash, will be used to repurchase up to $400 million of aggregate principal amount of its outstanding 2011, 2012 and 2017 senior notes in a tender offer and for general corporate purposes, including the repayment or repurchase of any of the foregoing series of notes that remain outstanding.

The convertible senior notes issued in July 2009 pay interest semi-annually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted.  The convertible senior notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG’s election.  Such a conversion would be at an initial conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $14.03 per share of common stock, subject to adjustment in certain circumstances. The convertible notes are not callable by JCG.

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds are required to be bifurcated into debt and equity components.  The estimated $125.7 million debt component was determined by discounting future contractual cash flows at a 10.0% rate which is consistent with the estimated market rate for similar senior notes with no conversion option.  The debt component will accrete up to the face value over the five-year expected term through interest expense.  The $44.3 million (or $27.9 million, net of deferred taxes) equity component was determined using the difference between the proceeds and the debt component.

The tender offer for the applicable outstanding senior notes expires on August 11, 2009 with the early tender period ending on July 27, 2009.  Details of the tender offer are as follows:

				Dollar per $1,000 Face Amount
	Acceptance Priority Level	Aggregate Principle Outstanding	Maximum Tender Amount	Total Consideration	Early Tender Payment	Late Tender Payment

5.875% Senior Notes due 2011	1	$275,000,000	$—	$1,000.00	$40.00	$960.00

6.250% Senior Notes due 2012	2	$300,000,000	$—	$980.00	$40.00	$940.00

6.700% Senior Notes due 2017	3	$450,000,000	$75,000,000	$900.00	$40.00	$860.00

Departure of Chief Executive Officer

On July 13, 2009, Gary D. Black stepped down as chief executive officer.  In connection with Mr. Black’s departure, JCG will incur a $12.1 million charge, including approximately $6.8 million of cash and $5.3 million for the acceleration of unvested stock, options and mutual fund share awards.  The charge will be reflected in JCG’s third quarter results.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate”, “forecast” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. Any statements that refer to expectations or other characterizations of future events, circumstances or results are forward-looking statements. These statements are based on the beliefs and assumptions of Company management based on information currently available to management.

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks associated with the appointment of a CEO and our ability to identify a permanent CEO and resulting potential disruptions to the Company and our business, risks associated with our capital raising transaction and related debt tender offer, including whether such tender offer will be successful and on what terms it may be completed, and other risks, uncertainties, assumptions and factors specified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 included under headings such as  “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in the Prospectus Supplements, dated July 14, 2009, to the Registration Statement of Form S-3 (Registration No. 333-145310)  and in other filings and furnishings made by the Company with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this press release may not occur.  Many of these factors are beyond the control of the Company and its management.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. Except for the Company’s ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law.

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

INVESTMENT MANAGEMENT OPERATIONS (CONTINUING OPERATIONS)

Second Quarter 2009 Summary

Market conditions improved during the second quarter 2009, leading to an increase in ending assets under management of $21.7 billion, or 19.6% from March 31, 2009, and higher revenues and operating margin.  Year-over-year, assets under management, revenues and operating margin declined primarily as a result of the significant deterioration in global markets in the second half of 2008 and first quarter 2009.  Second quarter 2009 long-term net inflows totaled $2.3 billion compared with $5.0 billion of long-term net inflows for the second quarter 2008.

Significant Events Subsequent to the Second Quarter 2009

On July 14, 2009, JCG announced the departure of Gary D. Black and the appointment of Chief Executive Officer, Timothy K. Armour effective July 13, 2009.  In connection with Mr. Black’s departure, JCG will incur a $12.1 million charge, including approximately $6.8 million of cash and $5.3 million for the acceleration of unvested stock, options and mutual fund share awards.  The charge will be reflected in JCG’s third quarter results.

On July 14, 2009, JCG undertook a capital raise and launched a tender offer for certain outstanding senior notes.  The capital raise was completed on July 15 and included common stock and convertible senior notes offerings, resulting in net proceeds of approximately $218.5 million and $164.9 million, respectively.  The proceeds, along with available cash, will be used to repurchase up to $400 million aggregate principal amount of JCG’s outstanding senior notes due 2011, 2012 and 2017 through a tender offer and for general corporate purposes, including the repayment or repurchase of any of the foregoing series of notes that remain outstanding.  The tender offer expires August 11, 2009.

Effective July 6, 2009, JCG merged two of its domestic mutual fund trusts, Janus Investment Fund (“JIF”) and Janus Advisor Series (“JAD”) into a single trust.  The merger is designed to simplify JCG’s product offerings and provide mutual fund investors with a broader range of investment strategies.  Merger related costs totaled $3.2 million in the second quarter 2009. An additional $5.0 million to $6.0 million is expected to be incurred in the second half of 2009 to finalize the merger.

Investment Performance

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies.  Despite challenging market conditions, JCG’s relative investment performance continues to outperform the majority of peers over multiple time periods.

•                  Relative long-term investment performance remained strong with approximately 65%, 84% and 85% of JCG’s mutual funds in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of June 30, 2009.  (See Exhibit 99.1 for complete Lipper rankings.)

•                  INTECH’s near-term relative investment performance was weak, while longer-term performance remained strong, with 33%, 56% and 86% of product strategies outperforming their respective benchmarks over the one-, three- and five-year periods ended June 30, 2009.

•                  The Perkins Mid Cap Value and Small Cap Value mutual funds ranked in the top 16% and 10%, respectively, of their Lipper categories across the one-, three- and five-year total-return basis, as of June 30, 2009.

Assets Under Management and Flows

Valuation

The value of assets under management is derived from the cash and investment securities underlying JCG’s investment products.  Investment security values are determined using unadjusted or adjusted quoted market prices and independent third-party price quotes in active markets. For debt securities with maturities of 60 days or less, the amortized cost method is used to determine the value.  Securities for which market prices are not readily available or are considered unreliable are internally valued using appropriate methodologies for each security type or by engaging third-party specialists. Despite recent economic events and increased market volatility, the value of the majority of the securities underlying JCG’s investment products continue to be derived from readily available and reliable market price quotations.

The pricing policies for mutual funds advised by JCG’s subsidiaries (the “Funds”) are established by the Funds’ Independent Board of Trustees and are designed to test and validate fair value measurements.  Responsibility for pricing securities held within separate and subadvised accounts may be delegated by the separate or subadvised client to JCG or another party.

Total Company Assets and Flows

Total Company assets under management at June 30, 2009 decreased $59.2 billion, or 30.9%, from the end of the second quarter 2008.  The decrease was primarily driven by adverse market conditions in the last half of 2008.

The following table presents the components of JCG’s assets under management (in billions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Beginning of period assets	$110.9	$187.6	$123.5	$206.7
Long-term sales
Janus	5.4	10.2	9.1	18.4
INTECH	1.6	2.5	2.5	4.3
Perkins	1.4	1.5	2.8	2.8
Long-term redemptions
Janus	(3.7)	(6.3)	(8.1)	(15.4)
INTECH	(1.8)	(2.3)	(3.2)	(5.2)
Perkins	(0.6)	(0.6)	(1.7)	(1.4)
Long-term net flows *
Janus	1.7	3.9	1.0	3.0
INTECH	(0.2)	0.2	(0.7)	(0.9)
Perkins	0.8	0.9	1.1	1.4
Total long-term net flows	2.3	5.0	1.4	3.5
Net money market flows	(0.6)	(0.4)	(5.9)	(1.0)
Market / fund performance	20.0	(0.4)	13.6	(17.4)
End of period assets	$132.6	$191.8	$132.6	$191.8

*            Excludes money market flows.  Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Long-term net flows by distribution channel
Retail intermediary	$2.5	$3.5	$2.0	$4.0
Institutional	0.2	—	(0.3)	(2.3)
International	(0.4)	1.5	(0.3)	1.8
Total	$2.3	$5.0	$1.4	$3.5

Average assets under management
Janus	$71.7	$112.6	$66.4	$108.5
INTECH	42.6	64.8	40.8	63.9
Perkins	10.3	11.0	9.4	10.4
Money market	2.1	11.7	3.4	12.0
Total	$126.7	$200.1	$120.0	$194.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Growth/Blend
Beginning of period assets	$46.6	$76.8	$49.5	$83.5
Sales	3.3	8.9	5.7	14.8
Redemptions	2.6	4.7	6.0	10.3
Net sales (redemptions)	0.7	4.2	(0.3)	4.4
Market / fund performance	9.1	0.9	7.2	(6.0)
End of period assets	$56.4	$81.8	$56.4	$81.8

Global/International
Beginning of period assets	$10.7	$22.1	$10.9	$24.9
Sales	1.2	1.0	1.7	2.1
Redemptions	0.5	0.9	1.1	2.7
Net sales (redemptions)	0.7	0.1	0.6	(0.6)
Market / fund performance	3.3	(1.2)	3.2	(3.3)
End of period assets	$14.7	$21.0	$14.7	$21.0

Mathematical
Beginning of period assets	$38.3	$61.2	$42.4	$69.7
Sales	1.6	2.5	2.5	4.3
Redemptions	1.8	2.3	3.2	5.2
Net sales (redemptions)	(0.2)	0.2	(0.7)	(0.9)
Market / fund performance	5.7	—	2.2	(7.5)
End of period assets	$43.8	$61.3	43.8	$61.3

Fixed Income
Beginning of period assets	$3.7	$3.8	$3.2	$4.9
Sales	0.9	0.2	1.7	0.7
Redemptions	0.5	0.5	0.8	2.1
Net sales (redemptions)	0.4	(0.2)	0.9	(1.3)
Market / fund performance	0.3	—	0.3	—
End of period assets	$4.4	$3.7	4.4	$3.7

	Three Months Ended March 31,		Six Months Ended June 30,
	2009	2008	2009	2008

Alternatives
Beginning of period assets	$0.4	$1.4	$0.5	$0.8
Sales	—	0.1	—	0.8
Redemptions	0.1	0.2	0.2	0.3
Net sales (redemptions)	(0.1)	—	(0.2)	0.6
Market / fund performance	—	(0.1)	(0.1)	(0.1)
End of period assets	$0.3	$1.2	0.3	$1.2

Value
Beginning of period assets	$8.6	$10.1	$9.1	$10.1
Sales	1.4	1.5	2.8	2.8
Redemptions	0.6	0.6	1.7	1.4
Net sales (redemptions)	0.8	0.9	1.1	1.4
Market / fund performance	1.6	—	0.8	(0.5)
End of period assets	$11.0	$10.9	11.0	$10.9

Money Market
Beginning of period assets	$2.6	$12.2	$7.9	$12.8
Sales	0.2	23.0	3.2	47.9
Redemptions	0.8	23.4	9.1	48.9
Net sales (redemptions)	(0.6)	(0.4)	(5.9)	(1.0)
Market / fund performance	—	—	—	—
End of period assets	$2.0	$11.8	2.0	$11.8

Results of Investment Management Operations

Three Months Ended June 30, 2009, Compared with Three Months Ended June 30, 2008

Revenues

Investment management fees decreased $80.0 million, or 33.4%, primarily as a result of the decrease in average assets under management.

Performance fee revenue is derived from certain mutual funds and separate accounts.  The $5.1 million decrease in revenue was primarily due to one separate account reaching its one-year anniversary in the prior year period, on which the first contractual performance fee was recognized for the prior 12 months.  Subsequent performance fees on this account have been recognized quarterly, consistent with a majority of separate account performance fees.

Shareowner servicing fees and other revenue declined $18.9 million, or 35.8%, over the comparable prior year period primarily as a result of a decrease in transfer agent fees.  Transfer agent fees are based on average assets under management in Janus’ retail fund series (JIF), excluding money market assets, which decreased 37.8% over the comparable prior year period.

Expenses

Employee compensation and benefits decreased $25.4 million, or 27.7%, principally due to lower incentive compensation.  Investment team compensation decreased $9.2 million as a result of lower revenue.  The investment team compensation plan is linked to individual investment performance, but also ties the aggregate level of compensation to revenue.  Sales commissions decreased $3.5 million due to lower sales while the annual company-wide bonus accrual decreased $5.5 million as a result of anticipated lower 2009 operating results.

Distribution expense decreased $12.8 million, or 33.5%, as a result of a similar decline in assets under management subject to third-party concessions.  Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

Depreciation and amortization expenses decreased $2.7 million, or 25.2%, primarily as a result of the amortization of deferred commissions from lower sales of JAD C shares.

General, administrative and occupancy expense decreased $6.0 million, or 16.0%, primarily from cost reduction measures implemented in the fourth quarter 2008.

The income tax provision for the second quarter 2008 includes a $10.8 million tax benefit as a result of applying a lower tax rate to deferred tax assets and liabilities expected to be realized or settled on or after January 1, 2009.

Six Months Ended June 30, 2009, Compared with Six Months Ended June 30, 2008

Revenues

Investment management fees decreased $168.7 million, or 36.3%, primarily as a result of the decrease in average assets under management.

Performance fee revenue decreased primarily as a result of lower performance fees on separate accounts as a result of a decline in short-term relative investment performance and one separate account reaching its one-year anniversary in the prior year.

Shareowner servicing fees and other revenue decreased $38.9 million, or 37.8%, primarily as a result of a decrease in transfer agent fees.  Transfer agent fees are based on average assets under management in Janus’ retail fund series (JIF), excluding money market assets, which decreased 40.9% over the comparable prior period.

Expenses

Employee compensation and benefits decreased $55.0 million, or 30.0%, primarily from lower incentive compensation.  Investment team compensation and sales commissions declined as result of lower revenues and sales, respectively.  The annual company-wide bonus accrual decreased as a result of anticipated lower 2009 operating results.

Long-term incentive compensation increased $2.8 million, or 11.4%, as a result of new awards granted in 2009 partially offset by the vesting of previous awards. Long-term incentive awards granted in 2009 totaled $83.0 million and will be recognized ratably over four years. Awards granted in 2009 are not subject to performance-based acceleration.

Marketing and advertising expenses decreased $2.7 million, or 16.4%, primarily due to cost reduction measures implemented in the fourth quarter 2008.

Distribution expense decreased $29.0 million, or 38.9%, from a similar decline in assets under management subject to third-party concessions.

Depreciation and amortization expenses decreased $3.7 million, or 18.0%, primarily as a result of the amortization of deferred commissions from lower sales of JAD C shares.

General and administrative expenses decreased $6.6 million, or 9.3%, as a result of cost reduction initiatives implemented in the fourth quarter 2008 partially offset by the establishment of litigation reserves totaling $8.9 million during the current year.

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

Net investment losses of $6.9 million for the six months ended June 30, 2008, include a $6.6 million impairment charge primarily on securities classified as available for sale.

Mark-to-market gains on trading securities were largely offset by losses generated by a hedging strategy implemented in late 2008.

The overall decrease in noncontrolling interest is largely the result of a decline in INTECH earnings associated with lower performance fees earned on separate accounts and lower average assets under management in the relevant investment products.  This was offset by an increase in noncontrolling interest in Perkins earnings which became a consolidated subsidiary of JCG as of December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data from continuing operations for the six-months ended June 30, 2009 and 2008 is as follows (in millions):

	2009	2008
Cash flows provided by (used for):
Operating activities	$20.0	$80.7
Investing activities	(45.2)	(69.5)
Financing activities	(38.7)	(216.2)
Net change in cash and cash equivalents	(63.9)	(205.0)
Balance beginning of period	282.6	480.7
Balance end of period	$218.7	$275.7

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

Cash used for investing activities for the six months ended June 30, 2009, primarily represents $28.8 million for the purchase of noncontrolling interests in INTECH, combined with $9.7 million for the net purchase of investments.  Purchases and sales of investments are related to seed capital as well as hedging and vesting of mutual fund share awards.  Cash used for investing activities for the comparable prior year period includes $67.7 million for the purchase of an additional 3% interest in INTECH.

Cash used for financing activities for the six months ended June 30, 2009, primarily represents the $22.0 million principal repayment of the Company’s 7.750% Senior Notes in June 2009 combined with $7.9 million of distributions to noncontrolling interests and $6.5 million of dividends paid to shareholders.  Cash used for financing activities for the comparable prior year period primarily represents stock buybacks of $217.8 million.

Common Stock and Convertible Senior Notes Offerings, and Tender Offer for Certain Outstanding Senior Notes

In July 2009, JCG completed concurrent common stock and 3.250% convertible senior notes offerings.  Proceeds, net of underwriting fees and discounts from the common stock and convertible senior notes offerings, totaled approximately $218.5 million and $164.9 million, respectively.  The combined net proceeds, together with available cash, will be used to repurchase up to $400 million of aggregate principal amount of its outstanding 2011, 2012 and 2017 senior notes in a tender offer and for general corporate purposes, including the repayment or repurchase of any of the foregoing series of notes that remain outstanding.

The convertible senior notes issued in July 2009 pay interest semi-annually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted.  The convertible senior notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG’s election.  Such a conversion would be at an initial conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $14.03 per share of common stock, subject to adjustment in certain circumstances. The convertible notes are not callable by JCG.

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds are required to be bifurcated into debt and equity components.  The estimated $125.7 million debt component was determined by discounting future contractual cash flows at a 10.0% rate which is consistent with the estimated market rate for similar senior notes with no conversion option.  The debt component will accrete up to the face value over the five-year expected term through interest expense.  The $44.3 million (or $27.9 million, net of deferred taxes) equity component was determined using the difference between the proceeds and the debt component.

The tender offer for the applicable outstanding senior notes expires on August 11, 2009 with the early tender period ending on July 27, 2009.  Details of the tender offer are as follows:

				Dollar per $1,000 Face Amount
	Acceptance Priority Level	Aggregate Principle Outstanding	Maximum Tender Amount	Total Consideration	Early Tender Payment	Late Tender Payment

5.875% Senior Notes due 2011	1	$275,000,000	$—	$1,000.00	$40.00	$960.00

6.250% Senior Notes due 2012	2	$300,000,000	$—	$980.00	$40.00	$940.00

6.700% Senior Notes due 2017	3	$450,000,000	$75,000,000	$900.00	$40.00	$860.00

Interest Rate Adjustment Covenant

All of JCG’s outstanding debt is subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s from its existing rating of Baa3 or by S&P from its existing rating of BBB-, up to a maximum increase of 200 basis points.  If at any time after the interest has been adjusted upward, either Moody’s or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance.  The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 by Moody’s and BBB by S&P (or higher), with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies.  On February 23, 2009, S&P lowered JCG’s credit rating to BB+, which resulted in a 25 basis point increase in the interest rates payable on all of JCG’s outstanding debt, or approximately $2.8 million of additional annual interest expense.

Other Sources of Liquidity

Shelf Registration

The Company has effective a Shelf Registration Statement with the SEC, under which JCG registered the above common stock and convertible senior notes sales.  JCG’s effective Shelf Registration allows it to register the sale of an indeterminate amount of preferred stock and additional common stock and debt securities.

Credit Facility

On June 12, 2009, JCG and the syndicate of banks amended the existing $350 million Five-Year Competitive Advance and Revolving Credit Facility Agreement (the “Credit Facility”).  Under the amended Credit Facility, the bank syndicate’s commitment has been decreased to $125 million, any borrowings will be secured by JCG’s assets, and the maturity date has been accelerated from June 1, 2012 to December 1, 2010.  The covenants under the Credit Facility were amended to allow for a higher leverage ratio and a lower interest coverage ratio.  In addition, a minimum assets under management covenant has been included in the amended Credit Facility.  At June 30, 2009, JCG was in compliance with all covenants and there were no borrowings under the amended Credit Facility.

The covenants and the calculation of the ratios, as defined in the amended Credit Facility, are as follows (in millions):

Last Four
Quarters Ended
June 30, 2009

Net income (loss)	$(769.1)
Add back:
Goodwill and intangible asset impairment charges	856.7
Interest expense	77.4
Income tax provision	(12.0)
Depreciation and amortization	36.5
Non-cash amortization of long-term incentive compensation	46.3
Unrealized gains or losses on investments	49.5
Other nonrecurring cash charges	14.2
Cash paid for deferred commissions and mutual fund share awards	(36.8)
Adjusted EBITDA	$262.7

Debt (including capital leases and letters of credit)	$1,113.0

Leverage Ratio (Debt divided by Adjusted EBITDA)	4.24
Cannot exceed 8.00

Interest Coverage Ratio (Adjusted EBITDA divided by Last Four Quarters Interest Expense)	3.4
Must equal or exceed 2.0

Minimum long-term assets under management (in billions)	$130.6
Must exceed $80.0 billion

JCG expects to remain in compliance will all financial covenants after consideration of the issuance of the convertible senior notes in July 2009.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.     Controls and Procedures

JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  Timothy K. Armour, Chief Executive Officer, and Gregory A. Frost, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Armour and Frost concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I, Item 1. Financial Statements, Note 12 — Legal Proceedings.

Item 1A.     Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Prospectus Supplements dated July 14, 2009, to the Registration Statement on Form S-3 (Registration No. 333-143510).

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2008, the Board of Directors authorized a fifth $500 million stock repurchase program to take effect when the current authorization is utilized.  Given the current market conditions, JCG suspended stock buybacks in the fourth quarter 2008 to preserve liquidity.  The amount that may yet be repurchased under the current authorizations as of June 30, 2009 is $521 million.  There were no share repurchases for the six months ended June 30, 2009 under the current authorization or from employees as part of the share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934).  JCG no longer purchases shares from employees under Rule 10b5-1.  Tax withholdings on vesting employee stock-based compensation are satisfied by employees selling shares on the open market.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Janus Capital Group Inc. was held in Denver, Colorado, on April 30, 2009.  At that meeting, the stockholders considered and acted upon the following proposals:

Proposal 1.  The Election of Directors.  By the vote reflected below, the stockholders elected the following individuals as directors for three-year terms:

Director	For	Against	Abstain
Steven L. Scheid	139,074,144	4,739,158	259,470
Timothy K. Armour	137,250,058	6,482,422	340,292
J. Richard Fredericks	139,320,151	4,523,479	229,142
Lawrence E. Kochard	139,276,354	4,437,478	358,940
Landon H. Rowland	139,287,694	4,562,567	222,511

Proposal 2.  Ratification of Independent Auditor.  The stockholders voted to ratify the appointment of Deloitte & Touche LLP as independent auditor.  Voting was as follows:

	For	Against	Abstain
Proposal 2	140,325,352	3,560,154	187,266

Item 6.     Exhibits

31.1	Certification of Timothy K. Armour, Chief Executive Officer of Registrant

31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Timothy K. Armour, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: July 22, 2009

Janus Capital Group Inc.

/s/ Timothy K. Armour
Timothy K. Armour,
Chief Executive Officer

/s/ Gregory A. Frost
Gregory A. Frost,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

JANUS CAPITAL GROUP INC.

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
31.1	Certification of Timothy K. Armour, Chief Executive Officer of Registrant	31

31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Timothy K. Armour, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

99.1	Lipper Rankings	99