Form 10-Q
period 2009-09-30
JANUS CAPITAL GROUP INC
filed 2009-10-22
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 19, 2009, there were 182,019,449 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$236.4	$282.6
Marketable securities	100.5	125.3
Accounts receivable	113.4	101.1
Income taxes receivable	22.9	16.4
Other current assets	72.3	58.5
Total current assets	545.5	583.9

Other assets:
Other assets	77.4	60.2
Property and equipment, net	50.5	51.1
Intangibles, net	1,202.4	1,321.2
Goodwill	574.6	1,320.3

Total assets	$2,450.4	$3,336.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4.4	$0.5
Accrued compensation and benefits	67.4	90.0
Current portion of long-term debt	—	22.0
Other accrued liabilities	82.6	44.1
Total current liabilities	154.4	156.6

Other liabilities:
Long-term debt	790.2	1,106.0
Deferred income taxes	387.7	388.1
Other liabilities	52.3	62.4
Total liabilities	1,384.6	1,713.1

Commitments and contingencies

Redeemable noncontrolling interests	87.5	106.8

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.8	1.6
Retained earnings	967.0	1,510.6
Accumulated other comprehensive loss (income)	0.7	(5.3)
Total JCG stockholders’ equity	969.5	1,506.9
Noncontrolling interests	8.8	9.9
Total stockholders’ equity	978.3	1,516.8

Total liabilities and stockholders’ equity	$2,450.4	$3,336.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Investment management fees	$185.4	$218.9	$482.0	$684.2
Performance fees	7.4	8.8	17.3	26.0
Shareowner servicing fees and other	34.8	47.7	98.8	150.6
Total	227.6	275.4	598.1	860.8

Operating Expenses:
Employee compensation and benefits	85.7	81.2	214.1	264.6
Long-term incentive compensation	19.5	10.7	46.9	35.3
Marketing and advertising	6.5	8.0	20.3	24.5
Distribution	29.2	36.5	74.7	111.0
Depreciation and amortization	8.7	10.1	25.6	30.7
General, administrative and occupancy	48.4	35.6	113.0	106.8
Goodwill and intangible asset impairments	—	—	856.7	—
Total	198.0	182.1	1,351.3	572.9

Operating income (loss)	29.6	93.3	(753.2)	287.9

Interest expense	(18.6)	(18.9)	(58.2)	(56.6)
Investment gains (losses), net	0.9	(32.3)	(6.0)	(38.8)
Other income, net	0.1	1.4	0.5	6.6
Gain on early extinguishment of debt	5.8	—	5.8	—
Income (loss) before taxes and equity earnings	17.8	43.5	(811.1)	199.1

Income tax provision	(6.0)	(17.2)	26.5	(65.5)
Equity in earnings of unconsolidated affiliate	—	2.5	—	6.8

Income (loss) from continuing operations	11.8	28.8	(784.6)	140.4

Loss from discontinued operations	—	(0.6)	—	(1.5)

Net income (loss)	11.8	28.2	(784.6)	138.9
Noncontrolling interest	(3.6)	(2.8)	(9.5)	(9.8)

Net income (loss) attributable to JCG	$8.2	$25.4	$(794.1)	$129.1

Basic earnings (loss) per share attributable to JCG common shareholders:
Income (loss) from continuing operations	$0.05	$0.17	$(4.89)	$0.82
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss)	$0.05	$0.17	$(4.89)	$0.81

Diluted earnings (loss) per share attributable to JCG common shareholders:
Income (loss) from continuing operations	$0.05	$0.16	$(4.89)	$0.80
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss)	$0.05	$0.16	$(4.89)	$0.79

Amounts attributable to JCG common shareholders:
Income (loss) from continuing operations	$8.2	$26.0	$(794.1)	$130.6
Loss from discontinued operations	—	(0.6)	—	(1.5)
Net income (loss)	$8.2	$25.4	$(794.1)	$129.1

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended
	September 30,
	2009	2008
CASH FLOWS PROVIDED BY (USED FOR):
Continuing Operations
Operating Activities:
Net income (loss)	$(784.6)	$140.4
Adjustments to net income:
Depreciation and amortization	25.6	30.7
Deferred income taxes	(13.7)	(8.9)
Amortization of stock-based compensation	30.3	25.3
Investment losses, net	6.0	38.8
Goodwill and intangible asset impairments	856.7	—
Gain on early extinguishment of debt	(5.8)	—
Payment of deferred commissions, net	(5.7)	(2.2)
Other, net	5.4	4.4
Changes in working capital items:
Accounts receivable	(12.1)	28.4
Other current assets	(14.8)	(26.6)
Accounts payable and accrued compensation payable	(18.7)	(46.3)
Other liabilities	12.3	(15.9)
Net operating	80.9	168.1

Investing Activities:
Purchase of property and equipment	(8.1)	(14.1)
Acquisitions	(1.3)	(67.7)
Purchase of marketable securities	(49.2)	(63.7)
Proceeds from sales and maturities of marketable securities	55.3	65.8
Distribution of cash from discontinued operations	—	13.5
Net investing	(3.3)	(66.2)

Financing Activities:
Proceeds from issuance of long-term debt	170.0	—
Debt issuance costs	(8.5)	—
Repayment of long-term debt	(456.0)	—
Issuance of common stock	218.1	—
Purchase of noncontrolling interests	(27.5)	—
Proceeds from stock plans	0.9	21.5
Excess tax benefit from equity-based compensation	0.4	4.4
Repurchase of common stock	—	(289.8)
Distributions to noncontrolling interest	(14.2)	(14.6)
Principal payments under capital lease obligations	(0.5)	—
Dividends paid to shareholders	(6.5)	(6.5)
Net financing	(123.8)	(285.0)

Cash and Cash Equivalents:
Net decrease	(46.2)	(183.1)
At beginning of period	282.6	480.7
At end of period	$236.4	$297.6

Discontinued Operations:
Operating activities	$(0.1)	$(5.0)
Investing activities	—	2.8

Cash and Cash Equivalents:
Net decrease	(0.1)	(2.2)
At beginning of period	0.4	4.3
At end of period	$0.3	$2.1

Supplemental Cash Flow Information:
Cash paid for interest	$47.5	$44.0
Cash paid (received) for income taxes	$(0.6)	$94.1

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share Data)

				Accumulated
				Other	Nonredeemable	Total
		Common	Retained	Comprehensive	Noncontrolling	Stockholders’
	Shares	Stock	Earnings	Income	Interest	Equity

Balance at December 31, 2007	166.3	$1.7	$1,717.0	$4.8	$—	$1,723.5
Cumulative-effect adjustment for the adoption of a new accounting principle	—	—	(236.7)	—	7.1	(229.6)
Balance at January 1, 2008	166.3	1.7	1,480.3	4.8	7.1	1,493.9
Net income attributable to JCG			136.9		2.4	139.3
Net unrealized loss on marketable securities				(3.8)		(3.8)
Amortization of net loss on cash flow hedge				0.5		0.5
Reclassification for net gains included in net income				(0.9)		(0.9)
Foreign currency translation adjustment				(5.9)		(5.9)
Comprehensive income						129.2
Amortization of stock-based compensation			29.3		2.1	31.4
Issuance and forfeitures of restricted stock awards	1.6					—
Tax impact of stock-based compensation			3.4			3.4
Stock option exercises	1.1		21.6			21.6
Repurchase of common stock	(11.1)	(0.1)	(291.6)			(291.7)
Noncontrolling interest in consolidated investment products					1.1	1.1
Purchase of noncontrolling interests					(0.3)	(0.3)
Distributions to noncontrolling interests					(2.5)	(2.5)
Change in value of redeemable noncontrolling interest			137.2			137.2
Common stock dividends ($0.04 per share)			(6.5)			(6.5)
Balance at December 31, 2008	157.9	1.6	1,510.6	(5.3)	9.9	1,516.8

Net loss attributable to JCG			(794.1)		2.1	(792.0)
Net unrealized gain on marketable securities				4.1		4.1
Amortization of net loss on cash flow hedge				1.1		1.1
Foreign currency translation adjustment				0.8		0.8
Comprehensive income						(786.0)
Common stock issuance	20.9	0.2	217.9			218.1
Convertible debt issuance			26.4			26.4
Amortization of stock-based compensation			27.2		3.3	30.5
Issuance and forfeitures of restricted stock awards	3.2					—
Tax impact of stock-based compensation			(4.5)			(4.5)
Stock option exercises			0.9			0.9
Noncontrolling interest in consolidated investment products					(1.2)	(1.2)
Purchase of noncontrolling interests					(2.3)	(2.3)
Distributions to noncontrolling interests					(3.0)	(3.0)
Change in value of redeemable noncontrolling interest			(10.9)			(10.9)
Common stock dividends ($0.04 per share)			(6.5)			(6.5)
Balance at September 30, 2009	182.0	$1.8	$967.0	$0.7	$8.8	$978.3

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “JCG” or the “Company”) management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All such adjustments are of a normal recurring nature.  Such unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date, October 22, 2009.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated for the retrospective application of new accounting guidance related to noncontrolling interests and redeemable noncontrolling interests.  The updated 2008 Form 10-K items were filed in a Current Report on Form 8-K on July 14, 2009.

The accompanying consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated for the retrospective application of new guidance related to noncontrolling and redeemable noncontrolling interests.

Note 2 – Recent Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the consolidation of variable interest entities which amends guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary and eliminates the scope exception for qualifying special-purpose entities. This new guidance will be effective for JCG’s first quarter 2010.  JCG is assessing the impact on its consolidated financial statements.

In June 2009, the FASB issued new guidance which establishes the Accounting Standards Codification (the “Codification”) and SEC interpretive releases as the sources for authoritative GAAP.  The Codification will supersede all existing non-SEC accounting and reporting standards under GAAP effective for JCG’s third quarter 2009.  The Codification is not intended to change existing GAAP.

Note 3 – Acquisition

Each fiscal year through 2012, each of the two founding members of INTECH Investment Management LLC (“INTECH”) has the option to require JCG to purchase from him an ownership interest of up to approximately 1.5% of INTECH at fair value.  On April 30, 2009, the two INTECH founding members exercised their put rights and JCG increased its ownership of INTECH to approximately 92% by purchasing an additional 3% interest for $25.3 million in cash.  As a result of the new guidance related to redeemable noncontrolling interests effective January 1, 2009, the additional interest in INTECH resulted in a reduction of redeemable noncontrolling interests on the Consolidated Balance Sheets in an amount equal to the purchase price.  No assets will be recognized as a result of the April 2009 acquisition of an additional interest in INTECH or future acquisitions of noncontrolling interests. The pro forma results of operations have not been presented as they would not have been materially different from reported amounts.

Note 4 – Marketable Securities

JCG’s marketable securities at September 30, 2009 and December 31, 2008, are summarized as follows (in millions):

	September 30, 2009				December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value

Trading securities (carried at fair value)	$51.4	$3.2	$(6.0)	$48.6	$81.9	$1.0	$(20.5)	$62.4
Available-for-sale securities (carried at fair value)
Investments in advised funds	9.5	2.3	(0.1)	11.7	14.7	—	(4.8)	9.9
Structured investment vehicle	40.2	—	—	40.2	52.2	—	—	52.2
Derivative instruments	—	—	—	—	0.8	—	—	0.8
	$101.1	$5.5	$(6.1)	$100.5	$149.6	$1.0	$(25.3)	$125.3

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

JCG may redeem invested seed capital for a variety of reasons, including when third-party capital invested in the relevant product is sufficient to sustain the given investment strategy.  JCG recognized gains of $1.0 million from the redemption of seed capital investments for both the three and nine months ended September 30, 2009. There were no redemptions of seed capital investments for the three months ended September 30, 2008.  Gains from the redemption of seed capital investments for the nine months ended September 30, 2008 totaled $1.6 million.

Investments in seed capital are classified as follows:

Trading Securities

At September 30, 2009, seed capital investments classified as trading securities totaled $48.6 million, representing $29.0 million of securities held in separately managed accounts and $19.6 million of securities held in the portfolios of advised funds consolidated by the Company.  Trading securities are carried in JCG’s consolidated financial statements at fair value, with changes in value recognized as gains and losses currently in earnings.  JCG recognized gains of $6.5 million and $8.5 million in earnings on securities classified as trading for the three and nine months ended September 30, 2009, respectively. These gains were offset by recognized losses of $6.1 million and $8.3 million on hedged seed capital investments for the three and nine months ended September 30, 2009, respectively. Losses of $11.2 million and $19.4 million were recognized in earnings on securities classified as trading for the three and nine month periods ended September 30, 2008, respectively.

Proceeds from the sale of trading securities totaled $12.1 million and $19.0 million for the three and nine months ended September 30, 2009, respectively. Proceeds from the sale of trading securities for the three and nine months ended September 30, 2008 totaled $13.2 million and $23.2 million, respectively.

Available-for-Sale Securities

Investments in Advised Funds

At September 30, 2009, investments in advised funds totaled $11.7 million.  Investments in advised funds are carried in JCG’s consolidated financial statements at fair value, with changes in value recognized as gains and losses in other comprehensive income.  Accumulated gains and losses are reclassified to earnings when the securities are sold.  JCG periodically reviews the carrying value of investments in advised funds for impairment by evaluating the nature, duration and extent of any decline in fair value.  If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings. No impairment charges were recognized during the three months ended September 30, 2009. Other-than-temporary impairment charges of $5.2 million were recognized during the nine months ended September 30, 2009.  No impairment charges were recognized during the three and nine months ended September 30, 2008 for investments in advised funds.

Proceeds from the sale of investments in advised funds totaled $3.6 million and $4.4 million for the three and nine months ended September 30, 2009, respectively.  There were no proceeds from the sale of investments in advised funds for the three months ended September 30, 2008.  Proceeds from the sale of investments in advised funds totaled $6.8 million for the nine months ended September 30, 2008.

Structured Investment Vehicle (“SIV”)

JCG’s SIV investment represents securities originally issued by Stanfield Victoria Funding LLC (“Stanfield”).  During September 2009, Stanfield was restructured whereby security holders were given the option to participate in a new structure, receive their proportionate share of each investment position underlying Stanfield, or auction their position.  JCG, along with a majority of Stanfield security holders, elected to participate in the new structure under which each participating security holder’s proportionate share of positions underlying Stanfield were transferred to VFNC Trust (“VFNC”) and their Stanfield security interests were exchanged for VFNC security interests.  A manager for VFNC is expected to be hired during the fourth quarter 2009.

The VFNC securities are carried in JCG’s consolidated financial statements based on JCG’s estimate of fair value.  JCG recognized impairment charges relating to the original Stanfield securities of $21.0 million and $18.2 million for the years ended December 31, 2008 and 2007, respectively.  See Note 6 for further discussion of the fair value of the VFNC securities.

Derivative Instruments

JCG implemented an economic hedge strategy in December 2008 covering the majority of invested seed capital to mitigate a portion of the net income volatility created by the mark-to-market accounting of seed capital investments.  The strategy utilizes futures contracts and call options on various market indices to minimize market losses while allowing for limited participation in market gains.  These instruments are accounted for at fair value, with changes in fair value reported currently in earnings.  Call options outstanding as of December 31, 2008 expired in early 2009 and no additional call options have been purchased in 2009.

Note 5 – Intangible Assets and Goodwill

JCG’s intangible assets and goodwill are summarized below (in millions):

	December 31,	Impairment		September 30,
	2008	Charges	Additions	2009

Indefinite-lived intangible assets:
Mutual fund advisory contracts	$943.1	$(109.7)	$—	$833.4
Brand name and trademark	270.5	—	—	270.5
Amortized intangible assets:
Client relationships	162.5	—	—	162.5
Accumulated amortization	(54.9)	—	(9.1)	(64.0)
Net intangible assets	$1,321.2	$(109.7)	$(9.1)	$1,202.4

Goodwill	$1,320.3	$(747.0)	$1.3	$574.6

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

Note 6 – Fair Value Measurements

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

•                  Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents assets and liabilities carried at fair value as of September 30, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Trading securities	$37.7	$10.9	$—	$48.6

Available-for-sale securities
Investments in advised funds	7.5	4.2	—	11.7
Structured investment vehicle securities	—	—	40.2	40.2
Total marketable securities	45.2	15.1	40.2	100.5

Other assets
Mutual fund unit award hedge asset	60.5	—	—	60.5
Deferred compensation hedge asset	19.7	—	—	19.7

Total assets carried at fair value	$125.4	$15.1	$40.2	$180.7

Redeemable noncontrolling interests	—	—	87.5	87.5

Total liabilities carried at fair value	$—	$—	$87.5	$87.5

JCG’s Level 1 and Level 2 fair value measurements consist of exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds, and shares of unconsolidated mutual funds.

JCG’s Level 3 recurring fair value measurements include SIV securities and redeemable noncontrolling interests.  Nonrecurring Level 3 fair value measurements include goodwill and mutual fund advisory contracts valued at $574.6 million and $833.4 million, respectively, as of March 31, 2009, the most recent valuation date.  Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements have been classified as Level 3.

The SIV securities were issued by a structured investment vehicle that purchased high grade medium- and long-term fixed-income instruments financed by issuing low-cost, short-term senior debt instruments such as asset-backed commercial paper and asset-backed medium-term notes.  To measure fair value, JCG undertook a detailed analysis of the assets underlying the SIV securities and benchmarked those assets against instruments of a similar type with comparable yields, maturities and credit ratings for which quoted market prices are readily available.  Discounts have been applied to the quoted market prices of the benchmark instruments to adjust for varying yields, credit ratings or other distinguishing characteristics.  The valuation methodology for the SIV securities has been consistently applied since their acquisition in 2007 and subsequent restructuring in 2009.

JCG measured the fair value of the SIV securities as of September 30, 2009, and determined that the valuation was consistent with the previously reported amount of $43.6 million as of June 30, 2009, less subsequent distributions.  JCG received distributions totaling $3.4 million in the third quarter 2009, which reduced the carrying value of the SIV securities to $40.2 million.

Redeemable noncontrolling interests in INTECH are measured at fair value using a discounted cash flow methodology.  Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of cash flows.  Redeemable noncontrolling interests in Perkins are measured by a contractual formula intended to yield an amount representative of fair value.  See Note 9 for further discussion of redeemable noncontrolling interests.

The changes in carrying value of JCG’s recurring Level 3 fair value measurements are as follows (in millions):

		Redeemable
	Stanfield	noncontrolling
	securities	interests
Carrying value at December 31, 2008	$52.2	$106.8
Distributions	(12.0)	(11.2)
Current earnings	—	6.3
Purchase of noncontrolling interest	—	(25.3)
Change in redemption value	—	10.9

Carrying value at September 30, 2009	$40.2	$87.5

JCG measured the fair value of intangible assets and goodwill using a discounted cash flow methodology in connection with impairment analyses performed as of March 31, 2009.  Significant inputs to the discounted cash flow analysis include JCG’s forecasted operating results, discount rate and terminal multiple of cash flows.  See Note 5 for further discussion of the impairment analyses and the changes in carrying value of goodwill and intangible assets.

Note 7 – Debt

Debt at September 30, 2009 and December 31, 2008, consisted of the following (in millions):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
7.750% Senior Notes due 2009	$—	$—	$22.0	$21.8
5.875% Senior Notes due 2011	92.2	90.7	275.0	234.3
6.250% Senior Notes due 2012	120.8	118.4	299.8	240.5
6.119% Senior Notes due 2014	82.2	78.9	82.2	63.9
3.250% Convertible Senior Notes due 2014	127.2	218.1	—	—
6.700% Senior Notes due 2017	367.8	351.1	449.0	346.9
Total	790.2	857.2	1,128.0	907.4
Less: current maturities	—	—	(22.0)	(21.8)
Total long-term debt	$790.2	$857.2	$1,106.0	$885.6

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above.

Convertible Senior Notes Offerings

In July 2009, JCG completed an offering of 3.250% convertible senior notes (“convertible senior notes”).  Proceeds, net of issuance costs from the offering, totaled approximately $164.3 million.  The convertible senior notes issued in July 2009 pay interest semi-annually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted.  The convertible senior notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG’s election.  Such a conversion would be at an initial conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $14.03 per share of common stock, subject to adjustment in certain circumstances. The convertible senior notes are not callable by JCG.

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds are required to be bifurcated into debt and equity components.  The $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate which is consistent with the estimated market rate for similar senior notes with no conversion option.  The debt component will accrete up to the face value over the five-year expected term through interest expense.  The $44.3 million (or $27.9 million, net of deferred taxes) equity component was determined using the difference between the proceeds and the debt component.  The fair value of the convertible notes in the above table is based on the outstanding principal balance while the carrying value represents the outstanding principal balance exclusive of the unamortized discounts.

Tender Offer for Certain Outstanding Senior Notes

On August 13, 2009, the combined proceeds of the July 2009 common stock (See Note 10) and convertible senior notes offering, together with available cash, were used to repurchase $443.3 million aggregate principal amount of the Company’s outstanding 2011, 2012 and 2017 senior notes in a tender offer.  JCG recognized a $5.8 million net gain on early extinguishment of debt related to the repurchase of these notes. Results of the tender offer were as follows:

	Aggregate Principal Outstanding	Principal Amount Tendered	Tender Offer Consideration	Gross Gain on Debt Tender	Deferred Costs	Tender Costs	Net Gain / (Loss) on Debt Tender

5.875% Senior Notes due 2011	$275.0	$182.8	$182.8	$—	$1.8	$1.0	$(2.8)

6.250% Senior Notes due 2012	300.0	179.1	175.5	3.6	0.9	1.0	1.7

6.700% Senior Notes due 2017	450.0	81.4	73.3	8.1	0.8	0.4	6.9

Total	$1,025.0	$443.3	$431.6	$11.7	$3.5	$2.4	$5.8

Deferred costs include the write-off of previously capitalized bond discounts, issue costs and a deferred loss on interest rate swap.

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points.  If at any time after the interest has been adjusted upward, either Moody’s or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance.  The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 by Moody’s and BBB by S&P (or higher), with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies.  On February 23, 2009, S&P lowered JCG’s credit rating to BB+, which resulted in a 25 basis point increase in the interest rates payable on all of JCG’s senior notes, excluding the convertible senior notes.

Credit Facility

On June 12, 2009, JCG and the syndicate of banks amended the existing $350 million Five-Year Competitive Advance and Revolving Credit Facility Agreement (the “Credit Facility”).  Under the amended Credit Facility, the bank syndicate’s commitment has been decreased to $125 million, any borrowings will be secured by JCG’s assets, and the maturity date has been accelerated from June 1, 2012 to December 1, 2010.  The covenants under the Credit Facility were amended to allow for a higher leverage ratio and a lower interest coverage ratio.  In addition, a minimum assets under management covenant has been included in the amended Credit Facility.  At September 30, 2009, JCG was in compliance with all covenants and there were no borrowings under the amended Credit Facility.

Capital Lease Obligations

JCG’s capital lease obligations represent leased computer equipment. The carrying value of the obligations at September 30, 2009 total $2.1 million and are included in other accrued liabilities and other liabilities. The related lease terms extend through 2012.

Note 8 – Income Tax Contingencies

As of September 30, 2009, JCG had $36.8 million of accrued reserves for income tax contingencies, including interest.  JCG anticipates that its income tax contingency reserves will decrease by approximately $10 million to $15 million in the next 12 months primarily from the expiration of statute of limitations as well as the resolution of audits.

Note 9 – Noncontrolling Interests

JCG adopted the new accounting guidance related to noncontrolling interests and redeemable noncontrolling interests effective January 1, 2009 and retrospectively applied such provisions to reported prior periods.  As a result of the new guidance, noncontrolling interests that are not subject to put rights have been reclassified to permanent equity with no change in the measurement principles previously applied to these interests.  Redeemable noncontrolling interests remain classified in mezzanine equity and are measured at estimated fair value as of the balance sheet date.  Earnings attributable to noncontrolling interests that are and are not subject to put rights have been combined in the Consolidated Statements of Income.  Presentation of the noncontrolling interests in the Consolidated Statements of Income has been changed to reflect net income with and without consideration of the noncontrolling interests.  Earnings per share continues to be calculated after consideration of the noncontrolling interests.

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

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests consist of INTECH and Perkins interests that are currently puttable to JCG or will become puttable at certain future dates and undistributed earnings of $2.7 million attributable to such interests.  The recognition of the fair value of the redeemable noncontrolling interests was effected through an increase to redeemable noncontrolling interests and a charge to retained earnings.  Future changes in fair value will be recognized as increases or decreases to retained earnings.

INTECH

Each fiscal year through 2012, each of the two INTECH founding members has the option to require JCG to purchase from him an ownership interest of up to approximately 1.5% of INTECH at fair value.  At September 30, 2009, the two founders have an aggregate ownership interest of approximately 5% in INTECH.  In the event that either INTECH founder does not fully exercise his annual voluntary sale option in a given year, JCG has the option to require the INTECH founder to sell the remaining balance of the option for that year at fair value.

In addition, each founder can require JCG to purchase his INTECH interests when his employment is terminated.  The purchase price of the departing founder’s INTECH interests will be based on fair value.  Each founder is entitled to retain approximately 1% of INTECH’s shares then outstanding after employment until his death unless he is terminated for cause or leaves voluntarily while not in good standing.  An INTECH founder will be deemed to be in good standing if he voluntarily leaves on or after January 1, 2009, after providing 12 months’ prior notice and cooperation with the transition.  Total INTECH interests held by the two founders have an estimated value of approximately $42.2 million as of September 30, 2009.

Interests held by other INTECH employees subject to put rights have an estimated value of approximately $3.2 million as of September 30, 2009.

Perkins

JCG also has the option to acquire the majority of the remaining 22.2% interest of Perkins at fair value on the third, fifth, seventh or each subsequent anniversary of the December 31, 2008 closing (“closing”).  The minority owners of Perkins have the option to require JCG to purchase any or all of their remaining interests on the fourth or sixth anniversary of closing at fair value.  The total Perkins minority interest has an estimated value of approximately $39.4 million as of September 30, 2009, based on a contractual formula driven by revenue and investment performance of products managed by Perkins.  The formula is intended to yield an amount representative of fair value.

Note 10 – Common Stock Issuance

In July 2009, JCG issued 20.9 million shares of common stock, par value $0.01, at $11.00 per share in an underwritten common stock offering for net proceeds of approximately $218.1 million.

Note 11 – Long-Term Incentive Compensation

JCG granted $73.1 million in long-term incentive awards during the first nine months of 2009, which generally vest and will be recognized ratably over a four-year period, and are not subject to performance-based accelerated vesting.  The 2009 awards consisted of $21.6 million of restricted stock (3.7 million shares at a weighted average price of $6.09 per share), $15.1 million of stock options and $36.4 million of mutual fund units.

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

Note 12 – Other Income, Net

The components of other income are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Dividend income	$—	$0.4	$0.4	$1.2
Interest income	—	1.2	0.2	5.1
Translation gains and losses, net	—	—	(1.0)	—
Other, net	0.1	(0.2)	0.9	0.3
Total	$0.1	$1.4	$0.5	$6.6

Note 13 – Earnings Per Share

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Amounts attributable to JCG common shareholders:
Income (loss) from continuing operations	$8.2	$26.0	$(794.1)	$130.6
Loss from discontinued operations	—	(0.6)	—	(1.5)

Net income (loss)	$8.2	$25.4	$(794.1)	$129.1

Basic earnings (loss) per share attributable to JCG common shareholders:
Weighted average common shares outstanding	173.6	157.1	162.5	160.0

Income (loss) from continuing operations	$0.05	$0.17	$(4.89)	$0.82
Loss from discontinued operations	—	—	—	(0.01)

Basic earnings (loss) per share	$0.05	$0.17	$(4.89)	$0.81

Diluted earnings per share attributable to JCG common shareholders:
Weighted average common shares outstanding	173.6	157.1	162.5	160.0

Dilutive effect of stock options and unvested restricted stock using the treasury stock method	3.0	2.5	—	2.4
Weighted average diluted common shares outstanding	176.6	159.6	162.5	162.4
Income (loss) from continuing operations	$0.05	$0.16	$(4.89)	$0.80
Loss from discontinued operations	—	—	—	(0.01)

Diluted earnings (loss) per share	$0.05	$0.16	$(4.89)	$0.79

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	11.1	4.0	17.1	3.6
Unvested restricted stock	1.1	—	4.4	0.1

As a result of JCG’s net loss for the nine months ended September 30, 2009, all stock options and unvested restricted stock are anti-dilutive.

Note 14 – Legal Proceedings

JCG is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions described below will not have a material adverse effect on JCG’s consolidated financial condition. However, an adverse outcome in any of the actions could have a material adverse effect on the Company’s financial position or results of operations for the period in which it is recorded. For the nine months ended September 30, 2009, JCG recorded charges totaling $31.4 million related to a judgment and legal settlements of other matters.  JCG has established a $2.0 million litigation reserve for the remaining claims described below.  Management believes the remaining claims have little or no merit and intends to defend against them.

Market Timing Litigation

Following the market timing investigations by the New York Attorney General (“NYAG”) and the SEC in 2003, JCG and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case No. MDL No. 1586, 04-MD-15863).  Five amended complaints were originally filed in these coordinated proceedings, two of which were previously dismissed with the remaining still relevant, including: (i) derivative claims by investors in the Janus funds ostensibly on behalf of the Janus funds (Steinberg et al. v. Janus Capital Management, LLC et al., U.S. District Court, District of Maryland, Case No. 04-CV-00518); (ii) claims on behalf of participants in the JCG 401(k) plan (Wangberger v. Janus Capital Group Inc., 401(k) Advisory Committee, et al., U.S. District Court, District of Maryland, Case No. JFM-05-2711); and (iii) claims by a putative class of JCG shareholders asserting claims on behalf of the shareholders (Wiggins, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, Case No. 04-CV-00818).

In August 2005, the U.S. District Court entered orders dismissing most of the claims asserted against the Company and its affiliates by fund investors in the Steinberg case described above, except certain claims under Section 36(b) of the Investment Company Act of 1940.  In July 2009, Janus filed its motion for summary judgment to resolve the remainder of the Section 36(b) claims in the Steinberg case.  The Court has not yet ruled the motion.  In the Wiggins matter, the U.S. District Court also entered an order dismissing all claims in the Wiggins lawsuit.  Plaintiffs, however, appealed that dismissal to the U.S. Court of Appeals for the Fourth Circuit.  In May 2009, the Fourth Circuit reversed the order of dismissal and remanded the case back to the U.S. District Court for further proceedings.  In August 2006, the U.S. District Court in the Wangberger 401(k) plan class action dismissed the action with prejudice, and the plaintiff appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit.  In June 2008, the Fourth Circuit reversed the U.S. District Court’s order of dismissal and remanded the case to the U.S. District Court for further proceedings.  However, in July 2009, a Stipulation of Dismissal was filed, which dismissed the case with prejudice.  As a result of the above events, the Company and Janus are the remaining defendants, in some capacity, in one or more of the actions described in the preceding paragraph.

The Auditor of the State of West Virginia, in his capacity as securities commissioner, initiated administrative proceedings against many of the defendants in the market timing cases (including JCG) and seeks disgorgement and other monetary relief based on similar market timing allegations (In the Matter of Janus Capital Group Inc. et al., Before the Securities Commissioner, State of West Virginia, Summary Order No. 05-1320).  In September 2006, JCG filed its answer to the Auditor’s summary order instituting proceedings, as well as a Motion to Discharge Order to Show Cause.  On July 31, 2009, Janus filed a “Notice that Matter is Deemed Concluded.”  At this time, no further proceedings are scheduled in this matter.

Miscellaneous Proceedings

During 2007, two former portfolio managers filed suit against a JCG subsidiary alleging that it implemented certain changes to their compensation arrangements in violation of prior agreements (Edward Keely v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 7366 and Tom Malley v. Janus Management Holdings Corporation, Denver District Court, Case No. 2007 CV 10719).  These complaints allege some or all of the following claims, in addition to other allegations: (1) breach of contract; (2) willful and wanton breach of contract; (3) breach of good faith and fair dealing; and (4) estoppel.  JCG answered the complaints, denying any liability and challenging the merits of Mr. Keely’s and Mr. Malley’s allegations.  After a four day trial in the Keely matter, on May 8, 2009, the jury found in favor of Mr. Keely.  The Court entered judgment in Mr. Keely’s favor for $4.8 million in damages plus pre- and post- trial interest, attorneys’ fees and damage enhancements under the Colorado Wage Act totaling $2.2 million, which Janus satisfied in full.  Following the Keely judgment, the above described Malley matter and additional similar claims made by former employees were resolved during the third quarter 2009 for a total of $22.2 million, of which $20.5 million was expensed in the third quarter 2009.  JCG is not aware of any additional claims by former employees of a similar nature.

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

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks associated with the appointment of a CEO and JCG’s ability to identify a permanent CEO and resulting potential disruptions to the Company and its business, and other risks, uncertainties, assumptions and factors specified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 included under headings such as  “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in the Prospectus Supplements, dated July 17, 2009, to the Registration Statement of Form S-3 (Registration No. 333-145310)  and in other filings and furnishings made by the Company with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.  Many of these factors are beyond the control of the Company and its management.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. Except for the Company’s ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law.

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

JCG’s Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer and chief financial officer) (the “Officer Code”); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees of the Board of Directors (including the Audit, Compensation, Nominating and Corporate Governance, and Planning and Strategy committees) are available on its website (http://ir.janus.com/documents.cfm), and printed copies are available to any shareholder upon request by calling JCG at (888) 834-2536.  Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of JCG’s website.

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

INVESTMENT MANAGEMENT OPERATIONS (CONTINUING OPERATIONS)

Third Quarter 2009 Summary

Market conditions improved during the third quarter 2009, leading to an increase in ending assets under management of $19.2 billion, or 14.5%, from June 30, 2009, and higher revenues.  Third quarter 2009 includes legal settlements totaling $20.5 million, $12.1 million of severance associated with the former Chief Executive Officer (“CEO”) and a $5.8 million net gain from the extinguishment of debt.

Investment Performance

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies.  Janus’ and Perkins’ relative investment performance is strong across all time periods while INTECH’s short- and intermediate-term performance continues to be weak.

•                  Relative long-term investment performance remained strong with approximately 79%, 88% and 86% of JCG’s mutual funds in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of September 30, 2009.  (See Exhibit 99.1 for complete Lipper rankings.)

•                  The Perkins Mid Cap Value and Small Cap Value funds ranked in the top 19% and 9% of their respective Lipper peer groups across the one-, three- and five-year periods, as of September 30, 2009.

•                  INTECH’s relative performance continued to be weak in the short- and intermediate-term, with 0%, 44% and 63% of product strategies outperforming their respective benchmarks over the one-, three- and five-year periods ended September 30, 2009.

Assets Under Management and Flows

Valuation

The value of assets under management is derived from the cash and investment securities underlying JCG’s investment products.  Investment security values are determined using unadjusted or adjusted quoted market prices and independent third-party price quotes in active markets. For debt securities with maturities of 60 days or less, the amortized cost method is used to determine the value.  Securities for which market prices are not readily available or are considered unreliable are internally valued using appropriate methodologies for each security type or by engaging third-party specialists. Despite recent economic events and increased market volatility, the value of the majority of the securities underlying JCG’s investment products continues to be derived from readily available and reliable market price quotations.

The pricing policies for mutual funds advised by JCG’s subsidiaries (the “Funds”) are established by the Funds’ Independent Board of Trustees and are designed to test and validate fair value measurements.  Responsibility for pricing securities held within separate and subadvised accounts may be delegated by the separate or subadvised client to JCG or another party.

Total Company Assets and Flows

Total Company assets under management at September 30, 2009 decreased $8.7 billion, or 5.4%, from the end of the third quarter 2008.  The decrease was primarily driven by adverse market conditions in the fourth quarter 2008 and first quarter 2009, partially offset by improving market conditions thereafter.

INTECH outflows for the three and nine months ended September 30, 2009 are primarily attributable to the relative underperformance of certain key investment strategies.  Continued underperformance may lead to additional INTECH outflows.

The following table presents the components of JCG’s assets under management (in billions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Beginning of period assets	$132.6	$191.8	$123.5	$206.7
Long-term sales
Janus	5.9	6.6	15.0	25.0
INTECH	1.1	6.2	3.6	10.5
Perkins	1.6	1.9	4.4	4.7
Long-term redemptions
Janus	(4.6)	(8.5)	(12.7)	(23.9)
INTECH	(3.6)	(6.0)	(6.8)	(11.2)
Perkins	(1.0)	(1.3)	(2.7)	(2.7)
Long-term net flows *
Janus	1.3	(1.9)	2.3	1.1
INTECH	(2.5)	0.2	(3.2)	(0.7)
Perkins	0.6	0.6	1.7	2.0
Total long-term net flows	(0.6)	(1.1)	0.8	2.4
Net money market flows	(0.2)	(4.0)	(6.1)	(5.0)
Market / fund performance	20.0	(26.2)	33.6	(43.6)
End of period assets	$151.8	$160.5	$151.8	$160.5

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Long-term net flows by distribution channel
Retail intermediary	$1.7	$(1.2)	$3.7	$2.9
Institutional	(2.8)	0.4	(3.1)	(1.9)
International	0.5	(0.3)	0.2	1.4
Total	$(0.6)	$(1.1)	$0.8	$2.4

Average assets under management
Janus	$82.9	$100.9	$71.9	$105.9
INTECH	46.1	59.5	42.6	62.5
Perkins	12.2	11.3	10.3	10.7
Money market	1.9	11.0	2.8	11.7
Total	$143.1	$182.7	$127.6	$190.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Growth/Blend
Beginning of period assets	$56.4	$81.8	$49.5	$83.5
Sales	3.4	5.5	9.1	20.3
Redemptions	3.4	6.0	9.4	16.3
Net sales (redemptions)	—	(0.5)	(0.3)	4.0
Market / fund performance	8.7	(15.0)	15.9	(21.3)
End of period assets	$65.1	$66.2	$65.1	$66.2

Global/International
Beginning of period assets	$14.7	$21.0	$10.9	$24.9
Sales	1.2	0.8	2.9	2.9
Redemptions	0.7	1.8	1.8	4.5
Net sales (redemptions)	0.5	(1.0)	1.1	(1.6)
Market / fund performance	3.0	(4.3)	6.2	(7.6)
End of period assets	$18.2	$15.7	$18.2	$15.7

Mathematical
Beginning of period assets	$43.8	$61.3	$42.4	$69.7
Sales	1.1	6.2	3.6	10.5
Redemptions	3.6	6.0	6.8	11.2
Net sales (redemptions)	(2.5)	0.2	(3.2)	(0.7)
Market / fund performance	6.0	(6.0)	8.1	(13.4)
End of period assets	$47.3	$55.6	47.3	$55.6

Fixed Income
Beginning of period assets	$4.4	$3.7	$3.2	$4.9
Sales	1.3	0.3	3.0	1.0
Redemptions	0.4	0.4	1.2	2.5
Net sales (redemptions)	0.9	(0.1)	1.8	(1.5)
Market / fund performance	0.3	(0.1)	0.6	—
End of period assets	$5.6	$3.4	5.6	$3.4

Alternatives
Beginning of period assets	$0.3	$1.2	$0.5	$0.8
Sales	—	—	—	0.8
Redemptions	0.1	0.3	0.3	0.6
Net sales (redemptions)	(0.1)	(0.3)	(0.3)	0.2
Market / fund performance	0.1	(0.2)	0.1	(0.2)
End of period assets	$0.3	$0.8	0.3	$0.8

Value
Beginning of period assets	$11.0	$10.9	$9.1	$10.1
Sales	1.6	1.9	4.4	4.7
Redemptions	1.0	1.3	2.7	2.7
Net sales	0.6	0.6	1.7	2.0
Market / fund performance	1.9	(0.6)	2.7	(1.1)
End of period assets	$13.5	$10.9	13.5	$10.9

Money Market
Beginning of period assets	$2.0	$11.8	$7.9	$12.8
Sales	0.2	28.1	3.4	76.1
Redemptions	0.4	32.1	9.5	80.9
Net redemptions	(0.2)	(4.0)	(6.1)	(5.0)
Market / fund performance	—	—	—	—
End of period assets	$1.8	$7.9	1.8	$7.9

Results of Investment Management Operations

Three Months Ended September 30, 2009, Compared with Three Months Ended September 30, 2008

Revenues

Investment management fees decreased $33.5 million, or 15.3%, primarily as a result of the 21.7% decrease in average assets under management.  Revenue declined at a lower rate than average assets under management as a result of a decrease in lower yielding money market assets and the impact of the consolidation of Perkins beginning January 1, 2009.  The equity method of accounting was used for Perkins prior to December 31, 2008, as JCG had significant influence but did not have the ability to exercise control.  The decline in money market assets reflects JCG’s previously announced plan to exit its institutional money market business by April 30, 2009.

Performance fee revenue is derived from certain mutual funds and separate accounts.  The $1.4 million decrease in performance fee revenue was primarily due to a decline of $4.2 million on INTECH private accounts as a result of investment underperformance, partially offset by a $3.2 million increase in fees earned on mutual funds from improved performance.

Shareowner servicing fees and other revenue declined $12.9 million, or 27.0%, over the comparable prior year period primarily as a result of a decrease in transfer agent fees and money market administration fees.  Transfer agent fees are based on average assets under management in Janus’ retail share class, excluding money market assets, which decreased 19.2% over the comparable prior year period.  Money market administration fees declined as a result of lower money market assets from exiting the institutional money market business.

Expenses

Employee compensation and benefits increased $4.5 million, or 5.5%, principally due to severance charges and the consolidation of Perkins, partially offset by a decline in investment team incentive compensation, base salaries and the company-wide bonus accrual.  Severance charges of $6.8 million were incurred from the departure of the former CEO.  The investment team incentive compensation plan is linked to individual performance, but also ties the aggregate level of compensation to revenue, which declined over the comparable prior year period.  Base salaries and the company-wide bonus accrual decreased as a result of the reduction in workforce in the fourth quarter 2008 and lower anticipated 2009 operating results.

Long-term incentive compensation increased $8.8 million, or 82.2%, primarily from the $5.3 million departure-related acceleration of the former CEO’s awards and from new awards granted in 2009, partially offset by the vesting of previous awards.

Distribution expense decreased $7.3 million, or 20.0%, as a result of a similar decline in assets under management subject to third-party concessions.  Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

General, administrative and occupancy expense increased $12.8 million, or 36.0%, primarily as a result of legal settlements totaling $20.5 million, which were paid during the third quarter 2009, partially offset by the impact of cost reduction measures implemented in the fourth quarter 2008.

JCG recognized a $5.8 million net gain on early extinguishment of debt as a result of the retirement of $443.3 million of outstanding debt.  The extinguishment of debt, combined with the July convertible bond issuance of $170.0 million, is expected to result in lower annual interest expense of approximately $16 million.

Mark-to-market gains on trading securities for the three months ended September 30, 2009, were largely offset by losses generated by a hedging strategy implemented in late 2008.  Net investment losses for the three months ended September 30, 2008 include a $21.0 million impairment charge on securities originally issued by Stanfield Victoria Funding LLC (“Stanfield”) and $11.3 million of mark-to-market adjustments on consolidated investment products.

During September 2009, Stanfield was restructured whereby security holders were given the option to participate in a new structure, receive their proportionate share of each investment position underlying Stanfield, or auction their position.  JCG, along with a majority of Stanfield security holders, elected to participate in the new structure under which each participating security holder’s proportionate share of positions underlying Stanfield were transferred to VFNC Trust (“VFNC”) and their Stanfield security interests were exchanged for VFNC security interests.  A manager for VFNC is expected to be hired during the fourth quarter 2009.

Nine Months Ended September 30, 2009, Compared with Nine Months Ended September 30, 2008

Revenues

Investment management fees decreased $202.2 million, or 29.6%, primarily as a result of the 33.1% decrease in average assets under management and a decline in lower yielding money market assets, partially offset by the impact of the consolidation of Perkins.

Performance fee revenue decreased $8.7 million, or 33.5%, primarily as a result of lower performance fees on separate accounts as a result of a decline in short-term relative investment performance and one separate account reaching its one-year anniversary in the second quarter 2008 on which the first contractual performance fee was recognized for the previous 12 months.

Shareowner servicing fees and other revenue decreased $51.8 million, or 34.4%, primarily as a result of a decrease in transfer agent fees and money market administration fees.  Transfer agent fees declined over the comparable prior period as a result a 34.3% decline in average assets under management in Janus’ retail share class.  Money market administration fees decreased as a result of exiting the institutional money market business in second quarter 2009.

Expenses

Employee compensation and benefits decreased $50.5 million, or 19.1%, primarily from lower incentive compensation.  Investment team compensation and sales commissions declined as result of lower revenues and sales, respectively.  The annual company-wide bonus accrual decreased as a result of anticipated lower 2009 operating results.

Long-term incentive compensation increased $11.6 million, or 32.9%, as a result of new awards granted in 2009 and the departure-related acceleration of the former CEO’s awards, partially offset by the vesting of previous awards. Long-term incentive awards granted in 2009 totaled $83.6 million and will be recognized ratably over four years. Awards granted in 2009 are not subject to performance-based acceleration.

Marketing and advertising expenses decreased $4.2 million, or 17.1%, primarily due to cost reduction measures implemented in the fourth quarter 2008, partially offset by $3.8 million of costs associated with JCG’s merging of two of its domestic mutual fund trusts effective July 6, 2009.  An additional $1.0 million to $2.0 million of merger related costs is expected to be incurred in fourth quarter 2009.

Distribution expense decreased $36.3 million, or 32.7%, from a similar decline in assets under management subject to third-party concessions.

Depreciation and amortization expenses decreased $5.1 million, or 16.6%, primarily as a result of lower amortization of deferred commissions from a decline in sales of Janus Investment Fund C shares.

General, administrative and occupancy expense increased $6.2 million, or 5.8%, primarily as a result of an unfavorable judgment and settlements of other matters totaling $31.4 million, partially offset by cost reduction measures implemented in the fourth quarter 2008.

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

Mark-to-market gains on trading securities for the nine months ended September 30, 2009, were largely offset by losses generated by a hedging strategy implemented in late 2008.  Net investment losses of $38.8 million for the nine months ended September 30, 2008 include a $21.0 million impairment charge on the Stanfield securities and $19.4 million of mark-to-market losses, net of $1.6 million of realized gains.

Other income, net, decreased $6.1 million, or 92.4%, from a decline in interest and dividend income earned on corporate cash and investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data from continuing operations for the nine-months ended September 30, 2009 and 2008 is as follows (in millions):

	2009	2008
Cash flows provided by (used for):
Operating activities	$80.9	$168.1
Investing activities	(3.3)	(66.2)
Financing activities	(123.8)	(285.0)
Net change in cash and cash equivalents	(46.2)	(183.1)
Balance beginning of period	282.6	480.7
Balance end of period	$236.4	$297.6

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

Cash used for investing activities for the nine months ended September 30, 2009, primarily represents proceeds of $6.1 million for the net sale of investments, offset by $8.1 million for the purchase of property and equipment.  Purchases and sales of investments are related to seed capital as well as hedging and vesting of mutual fund share awards.  Cash used for investing activities for the comparable prior year period primarily represents $67.7 million for the purchase of an additional 3% interest in INTECH. Based on the implementation of new guidance related to noncontrolling interests and redeemable noncontrolling interests, the acquisitions of noncontrolling interests are classified as financing activities on the 2009 Consolidated Statements of Cash Flows.

Cash used for financing activities for the nine months ended September 30, 2009, primarily represents the repayment of $456.0 million of long-term debt, partially offset by the issuance of $218.1 million and $170.0 million of common stock and debt, respectively.  Cash used for financing activities for the comparable prior year period primarily represents stock buybacks of $289.8 million.

Common Stock and Convertible Senior Notes Offerings, and Tender Offer for Certain Outstanding Senior Notes

In July 2009, JCG completed concurrent common stock and 3.250% convertible senior notes offerings (“convertible senior notes”).  Proceeds, net of issuance costs from the common stock and convertible senior notes offerings totaled approximately $218.1 million and $164.3 million, respectively.

The convertible senior notes issued in July 2009 pay interest semi-annually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted.  The convertible senior notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG’s election.  Such a conversion would be at an initial conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $14.03 per share of common stock, subject to adjustment in certain circumstances. The convertible senior notes are not callable by JCG.

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds are required to be bifurcated into debt and equity components.  The estimated $125.7 million debt component was determined by discounting future contractual cash flows at a 10.0% rate which is consistent with the estimated market rate for similar senior notes with no conversion option.  The debt component will accrete up to the face value over the five-year expected term through interest expense.  The $44.3 million (or $27.9 million, net of deferred taxes) equity component was determined using the difference between the proceeds and the debt component.  The fair value of the convertible senior notes in the above table is based on the outstanding principal balance while the carrying value represents the outstanding principal balance exclusive of the unamortized discounts.

On August 13, 2009, the combined proceeds of the common stock and convertible senior notes offerings, together with available cash, were used to repurchase $443.3 million aggregate principal amount of the Company’s outstanding 2011, 2012 and 2017 senior notes in a tender offer.  JCG recognized a $5.8 million net gain on early extinguishment of debt related to the tender of these notes.   Results of the tender offer are as follows:

	Aggregate Principal Outstanding	Principal Amount Tendered	Tender Offer Consideration	Gross Gain on Debt Tender	Deferred Costs	Tender Costs	Net Gain / (Loss) on Debt Tender

5.875% Senior Notes due 2011	$275.0	$182.8	$182.8	$—	$1.8	$1.0	$(2.8)

6.250% Senior Notes due 2012	300.0	179.1	175.5	3.6	0.9	1.0	1.7

6.700% Senior Notes due 2017	450.0	81.4	73.3	8.1	0.8	0.4	6.9

Total	$1,025.0	$443.3	$431.6	$11.7	$3.5	$2.4	$5.8

Deferred costs include the write-off of previously capitalized bond discounts, issue costs and a deferred loss on interest rate swap.

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points.  If at any time after the interest has been adjusted upward, either Moody’s or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance.  The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 by Moody’s and BBB by S&P (or higher), with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies.  On February 23, 2009, S&P lowered JCG’s credit rating to BB+, which resulted in a 25 basis point increase in the interest rates payable on all of JCG’s senior notes, excluding the convertible senior notes.

Other Sources of Liquidity

Shelf Registration

The Company has effective a Shelf Registration Statement with the SEC under which JCG registered the July 2009 common stock and convertible senior notes offerings.  JCG’s effective Shelf Registration allows it to register the sale of an indeterminate amount of preferred stock and additional common stock and debt securities.

Credit Facility

On June 12, 2009, JCG and the syndicate of banks amended the existing $350 million Five-Year Competitive Advance and Revolving Credit Facility Agreement (the “Credit Facility”).  Under the amended Credit Facility, the bank syndicate’s commitment has been decreased to $125 million, any borrowings will be secured by JCG’s assets, and the maturity date has been accelerated from June 1, 2012 to December 1, 2010.  The covenants under the Credit Facility were amended to allow for a higher leverage ratio and a lower interest coverage ratio.  In addition, a minimum assets under management covenant has been included in the amended Credit Facility.  At September 30, 2009, JCG was in compliance with all covenants and there were no borrowings under the amended Credit Facility.

The covenants and the calculation of the ratios, as defined in the amended Credit Facility, are as follows (in millions):

Last Four
Quarters Ended
September 30, 2009

Net income (loss)	$(786.3)
Add back:
Gain on early extinguishment of debt	(5.8)
Tender costs	20.0
Goodwill and intangible asset impairment charges	856.7
Interest expense	77.1
Income tax provision	(35.2)
Depreciation and amortization	35.1
Non-cash amortization of long-term incentive compensation	55.1
Unrealized gains or losses on investments	8.5
Other nonrecurring cash charges	38.7
Cash paid for deferred commissions and mutual fund share awards	(41.0)
Adjusted EBITDA	$222.9

Debt (including capital leases and letters of credit)	$797.0

Leverage Ratio (Debt divided by Adjusted EBITDA)	3.58
Cannot exceed 8.00

Interest Coverage Ratio (Adjusted EBITDA divided by Last Four Quarters Interest Expense)	2.9
Must equal or exceed 2.0

Minimum long-term assets under management (in billions)	$150.0
Must exceed $80.0 billion

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.       Controls and Procedures

JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  Timothy K. Armour, Chief Executive Officer, and Gregory A. Frost, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Armour and Frost concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I, Item 1. Financial Statements, Note 14 – Legal Proceedings.

Item 1A.     Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Prospectus Supplements dated July 17, 2009, to the Registration Statement on Form S-3 (Registration No. 333-143510).

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2008, the Board of Directors authorized a fifth $500 million stock repurchase program to take effect when the current authorization is utilized.  Given the current market conditions, JCG suspended stock buybacks in the fourth quarter 2008 to preserve liquidity.  The amount that may yet be repurchased under the current authorizations as of September 30, 2009 is $521 million.  There were no share repurchases for the nine months ended September 30, 2009 under the current authorization or from employees as part of the share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934).  JCG no longer purchases shares from employees under Rule 10b5-1.  Tax withholdings on vesting employee stock-based compensation are satisfied by employees selling shares on the open market.

Item 6.     Exhibits

10.1	Term Sheet setting forth the terms of employment of Timothy K. Armour

10.2

$125 million Competitive Advance and Revolving Credit Facility Agreement, dated as of June 12, 2009, with Citibank, N.A., as administrative agent and swingline lender and JPMorgan Chase Bank, N.A., as syndication agent for the lenders

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

Date: October 22, 2009

Janus Capital Group Inc.

/s/ Timothy K. Armour
Timothy K. Armour,
Chief Executive Officer

/s/ Gregory A. Frost
Gregory A. Frost,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

JANUS CAPITAL GROUP INC.

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.

10.1	Term Sheet setting forth the terms of employment of Timothy K. Armour	10

10.2	$125 million Competitive Advance and Revolving Credit Facility Agreement, dated as of June 12, 2009, with Citibank, N.A., as administrative agent and swingline lender and JPMorgan Chase Bank, N.A., as syndication agent for the lenders	10

31.1	Certification of Timothy K. Armour, Chief Executive Officer of Registrant	31

31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Timothy K. Armour, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

99.1	Lipper Rankings	99