Form 10-K
period 2009-12-31
JANUS CAPITAL GROUP INC
filed 2010-02-24
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number 001-15253

Janus Capital Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1804048 (I.R.S. Employer Identification No.)
151 Detroit Street, Denver, Colorado (Address of principal executive offices)	80206 (Zip Code)

(303) 333-3863
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $ 0.01 Per Share Par Value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§209 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2009, the aggregate market value of common equity held by non-affiliates was $1,837,813,870. As of February 19, 2010, there were 183,668,927 shares of the Company's common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated
Company's Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III

JANUS CAPITAL GROUP INC.
2009 FORM 10-K ANNUAL REPORT

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") may make other written and oral communications from time to time (including, without limitation, in the Company's 2009 Annual Report to Stockholders) that contain such statements. Forward-looking statements include statements as to industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of Company management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1A, Risk Factors, and elsewhere in this report and other documents filed or furnished by JCG from time to time with the Securities and Exchange Commission. JCG cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Except to the extent required by applicable law, JCG undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 1.    BUSINESS

Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") provide investment management, administration, distribution and related services to individual and institutional investors through mutual funds, separate accounts and subadvised relationships (collectively referred to as "investment products") in both domestic and international markets. Over the last several years, JCG has expanded its business to become a more diversified manager with increased investment product offerings and distribution capabilities. JCG provides investment advisory services through its primary subsidiaries, Janus Capital Management LLC ("Janus"), INTECH Investment Management LLC ("INTECH") and Perkins Investment Management LLC ("Perkins"). Each of JCG's three primary subsidiaries specializes in specific investment styles and disciplines. JCG's investment products are distributed through three channels: retail intermediary, institutional and international. Each distribution channel focuses on specific investor groups and the unique requirements of each group. As of December 31, 2009, JCG managed $159.7 billion of assets under management.

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company's investment products or clients. Certain investment products are also subject to performance fees which vary based on a product's relative performance as compared to a benchmark index and the level of assets subject to such fees. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG's operating results.

Subsidiaries

Janus

Janus considers itself a leader in equity investing, beginning with the launch of the Janus Fund approximately 40 years ago. Janus offers growth equity, core and international equity, as well as balanced, fixed income, alternative and retail money market investment products. Janus' investment teams are led by its co-Chief Investment Officers, who are charged with driving investment performance across all disciplines while maintaining a structured investment process. Janus' investment teams seek to identify strong businesses with sustainable competitive advantages or improving returns on capital that sell at a discount to what the teams believe they are worth. Janus believes its depth of research, experienced portfolio managers and analysts, willingness to make concentrated investments when Janus believes it has a research edge, and commitment to delivering strong long-term results for its investors are what differentiate Janus from its competitors. At December 31, 2009, Janus managed $95.1 billion of long-term assets and $1.7 billion of money market assets, or 60% of total Company assets under management.

Janus-managed equity mutual funds outperformed the majority of peers with 89%, 94% and 88% of equity mutual funds ranking in the top half of their Lipper categories on a one-, three-and five-year total return basis, respectively, as of December 31, 2009. Additionally, 25%, 100% and 100% of Janus-managed fixed income funds ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of December 31, 2009. (See Exhibit 99.1 for complete Lipper rankings.)

INTECH

INTECH has managed institutional portfolios since 1987, establishing one of the industry's longest continuous performance records of mathematical equity investment strategies. INTECH's unique investment process is based on a mathematical theorem that seeks to add value for clients by capitalizing on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a specified benchmark index while controlling risks and trading costs. At December 31, 2009, INTECH managed $48.0 billion, or 30% of total Company assets under management.

INTECH's relative performance was weak in the short- and intermediate- term, with 0%, 50% and 67% of strategies surpassing their respective benchmarks, net of fees, over the one-, three- and five-year periods ended December 31, 2009. However, from their respective inception dates through December 31, 2009, 83% of INTECH's primary investment strategies have outperformed their respective benchmarks, on a net of fees and on a gross fees basis.

Perkins

Perkins has managed value-disciplined investment products since 1980. With its industry experience, fundamental research and careful consideration for risk, Perkins has established a reputation as a respected value manager. Perkins offers value-disciplined investment products, including small, mid and large cap value investment products. On December 31, 2008, JCG purchased an additional 50% ownership stake in Perkins for $90.0 million. At December 31, 2009, Perkins' assets under management totaled $14.9 billion, or 10% of total Company assets under management.

Perkins delivered strong long-term investment performance, with 75%, 100% and 100% of mutual funds ranking in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of December 31, 2009. (See Exhibit 99.1 for complete Lipper rankings.)

Distribution Channels

Retail Intermediary Channel

The retail intermediary channel serves financial intermediaries and retirement plans, which includes asset managers, banks and trusts, broker-dealers, independent planners, third-party administrators and insurance companies. In addition, this channel serves existing individual investors who access JCG's investment products directly. Effective July 6, 2009, JCG merged two of its domestic mutual fund trusts, Janus Investment Fund ("JIF") and Janus Advisor Series ("JAD") into a single trust. The merger was designed to simplify JCG's product offerings and provide mutual fund investors with access to a broader range of Janus investment strategies. Subsequent to the merger, new investors are not able to access JCG's investment products directly.

Assets in the advisory subchannel, a component of the retail intermediary channel, have more than tripled since 2004 and totaled $24.5 billion at December 31, 2009. Significant investments have been made in strengthening the Company's presence in the advisor subchannel over the last several years, doubling the number of external and internal wholesalers and building out robust home office coverage, including a dedicated analyst relations team. Overall assets in the retail intermediary channel totaled $104.6 billion, or 65% of total Company assets under management, at December 31, 2009.

Institutional Channel

The institutional channel serves corporations, endowments, foundations, Taft-Hartley and public fund clients and focuses on distribution direct to the plan sponsor and through consulting relationships. Investors in the institutional channel often rely on advice from third-party consultants. Accordingly, JCG has assembled a Consultant Relations team dedicated to providing information and services to third-party institutional consultants. Although the current asset base in this channel is weighted heavily toward INTECH's mathematical products, the Company is seeking increased penetration of Janus and Perkins products. Assets in the institutional channel totaled $42.8 billion, or 27% of total Company assets under management, at December 31, 2009.

International Channel

The international channel serves professional investors outside of the United States, including central and local government pension plans, corporate pension plans, multi-managers, insurance companies and private banks. International products are offered through separate accounts, subadvisory relationships and Janus Capital Funds Plc, a Dublin-domiciled trust. Assets in the international channel totaled $12.3 billion, or 8% of total Company assets under management, at December 31, 2009.

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

JCG believes its ability to successfully compete in the investment management industry will be based on its ability to achieve consistently strong investment performance, maintain and build upon its distribution relationships and continue to create new ones, develop new investment products well-suited for its distribution channels and attractive to underlying clients and investors, offer a diverse platform of investment choices and vehicles, provide effective shareowner servicing, retain and strengthen the confidence of its clients, and attract and retain talented investment and sales personnel.

REGULATION

The investment management industry is subject to extensive federal, state and international laws and regulations intended to benefit or protect the shareholders of investment products such as those managed by JCG's subsidiaries and advisory clients of JCG subsidiaries. The costs of complying with such laws and regulations have significantly increased and may continue to contribute significantly to the costs of doing business as an investment adviser. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of businesses such as JCG's, and to impose sanctions for failure to comply with the laws and regulations. Possible consequences or sanctions for such failure to comply include, but are not limited to, voiding of investment advisory and subadvisory agreements; the suspension of individual employees (particularly investment management and sales personnel); limitations on engaging in certain lines of business for specified periods of time; revocation of registrations; disgorgement of profits; and censures and fines. Further, such laws and regulations may provide the basis for litigation that may also result in significant costs and reputational harm to covered entities such as JCG.

The Investment Advisers Act of 1940

The Securities and Exchange Commission (the "SEC") is the federal agency generally responsible for administering the U.S. federal securities laws. Certain subsidiaries of JCG are registered investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") and, as such, are regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and pervasive obligations, including, among others, recordkeeping requirements, operational procedures, registration and reporting and disclosure obligations. Certain subsidiaries of JCG are also registered with regulatory authorities in various states, and thus are subject to the oversight and regulation of such states' regulatory agencies.

The Investment Company Act of 1940

Certain of JCG's subsidiaries act as adviser or subadviser to both proprietary and non-proprietary mutual funds, which are registered with the SEC pursuant to the Investment Company Act of 1940, as amended (the "1940 Act"). Certain of JCG's subsidiaries also serve as adviser or subadviser to investment products that are not required to be registered under the 1940 Act. As an adviser or subadviser to a registered investment company, these subsidiaries must comply with the requirements of the 1940 Act and related regulations including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the "Code").

Broker-Dealer Regulations

JCG's limited purpose broker-dealer subsidiary, Janus Distributors LLC ("JD"), is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member of the Financial Industry Regulatory Authority ("FINRA"), the securities industry's domestic self-regulatory organization. JD is the general distributor and agent of the sale and distribution of shares of certain mutual funds that are directly advised or serviced by certain of JCG's subsidiaries. The SEC imposes various requirements on JD's operations including disclosure, recordkeeping and accounting. FINRA has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The SEC and FINRA also impose net capital requirements on registered broker-dealers.

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

ERISA

Certain JCG subsidiaries are also subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and related regulations to the extent they are considered "fiduciaries" under ERISA with respect to some of their clients. ERISA, related provisions of the Code and regulations issued by the U.S. Department of Labor impose duties on persons who are fiduciaries under ERISA and prohibit some transactions involving the assets of each ERISA plan that is a client of a JCG subsidiary as well as some transactions by the fiduciaries (and several other related parties) to such plans.

International Regulations

Certain JCG subsidiaries are authorized to conduct investment business in international markets and are subject to foreign regulation. JCG's international subsidiaries are subject to the regulatory supervision and requirements of various agencies, including the Financial Services Authority in the United Kingdom, the Irish Financial Services Regulatory Authority, the Securities and Futures Commission of Hong Kong, the Monetary Authority of Singapore, the Financial Services Agency of Japan, the Commissione Nazionale per le Societa e la Borsa in Italy, the Federal Financial Supervisory Authority of Germany, the Australian Securities and Investments Commission and the Canadian Provincial Securities Commissions. These regulatory agencies have broad supervisory and disciplinary powers, including, among others, the power to temporarily or permanently revoke the authorization to conduct regulated business, the suspension of registered employees, and censures and fines for both regulated businesses and their registered employees.

Many of the non-U.S. securities exchanges and regulatory authorities have imposed rules (and others may impose rules) relating to capital requirements applicable to JCG's foreign subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity, and require that a minimum amount of assets be kept in relatively liquid form.

EMPLOYEES

As of December 31, 2009, JCG had 1,126 full-time employees. None of these employees is represented by a labor union.

AVAILABLE INFORMATION

Copies of JCG's filings with the SEC can be obtained from the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information can be obtained about the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

JCG's Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer and chief financial officer) (the "Officer Code"); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees of the board of directors (including the Audit, Compensation, Nominating and Corporate Governance, and Planning and Strategy committees) are available on its website (http://ir.janus.com/documents.cfm), and printed copies are available to any shareholder upon request by calling JCG at (888) 834-2536. Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of JCG's website.

ADDITIONAL FINANCIAL INFORMATION

See additional financial information about segments and geographical areas in Part II, Item 8, Financial Statements and Supplementary Data, Note 20 — Segment and Geographic Information, of this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

JCG's revenues and profits are primarily dependent on the value, composition and relative investment performance of its investment products.

Any decrease in the value or amount of assets under management will cause a decline in revenues and operating results. Assets under management may decline for various reasons, many of which are not under JCG's control.

Factors that could cause assets under management and revenues to decline include the following:

•
Declines in financial markets.  JCG's assets under management are concentrated in the U.S. financial markets and, to a lesser extent, in the international financial markets. As such, declines in the financial markets or the market segments in which JCG's investment products are concentrated will cause assets under management to decrease.

•
Declines in fixed income markets.  In the case of fixed income investment products, which invest in high-quality short-term instruments as well as other fixed income securities, the value of the assets may decline as a result of changes in interest rates, available liquidity in the markets in which a security trades, an issuer's actual or perceived creditworthiness, or an issuer's ability to meet its obligations.

•
Redemptions and other withdrawals.  Investors (in response to adverse market conditions, inconsistent investment performance, the pursuit of other investment opportunities or other factors) may reduce their investments in specific JCG investment products or in the market segments in which JCG's investment products are concentrated.

•
Political and general economic risks.  The investment products managed by JCG may have significant investments in international markets that are subject to risk of loss from political or diplomatic developments, government policies, civil unrest, currency fluctuations and changes in legislation related to foreign ownership. International markets, particularly emerging markets, are often smaller, may not have the liquidity of established markets, may lack established regulations and may experience significantly more volatility than established markets.

•
Relative investment performance.  JCG's investment products are often judged on their performance as compared to benchmark indices, peer groups or on an absolute return basis. Any period of underperformance of investment products may result in the loss of existing assets and impact JCG's ability to attract new assets. In addition, approximately 19% of the Company's assets under management at December 31, 2009, are subject to performance fees. Pending mutual fund shareholder approval in 2010, additional mutual funds representing approximately 26% of assets under management as of December 31, 2009, will become subject to performance fees. If approved, these mutual funds will become subject to performance fees over the next three years, with the first fee recognized in 2011. Performance fees are based on each product's investment performance as compared to an established benchmark index over a specified period of time. If investment products subject to performance fees underperform their respective benchmark index for a defined period, JCG's revenues and thus results of operations may be adversely impacted. In addition, performance fees subject JCG's revenues to increased volatility.

JCG's results are dependent on its ability to attract and retain key personnel.

The investment management business is highly dependent on the ability to attract, retain and motivate highly skilled, and often highly specialized, technical, executive, sales and investment management personnel. The market for investment and sales professionals is extremely competitive and is increasingly characterized by the frequent movement of portfolio managers, analysts and salespersons among different firms. Any cost-reduction initiative, changes to management structure, shifts in corporate culture, changes to corporate governance authority, or adjustments or reductions to compensation could impact JCG's ability to retain key personnel and could result in legal claims. If JCG is unable to retain key personnel, it could have an adverse effect on JCG's results of operations and financial condition.

JCG is dependent upon third-party distribution channels to access clients and potential clients.

JCG's ability to market and distribute its investment products is significantly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, broker-dealers, banks and other distribution channels. These companies generally offer their clients various investment products in addition to, and in competition with, JCG. Further, the private account business uses referrals from financial planners, investment advisers and other professionals. JCG cannot be certain that it will continue to have access to these third-party distribution channels or have an opportunity to offer some or all of its investment products through these channels. In addition, JCG's existing relationships with third-party distributors and access to new distributors could be adversely impacted by recent consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing JCG's investment products or increased competition to access third-party distribution channels. The inability to access clients through third-party distribution channels could have a material adverse effect on JCG's ability to maintain or increase assets under management, its financial condition, results of operations or business prospects.

INTECH's investment process is highly dependent on key employees and proprietary software.

INTECH's investment process is based on complex and proprietary mathematical models that seek to outperform various indices by capitalizing on the volatility in stock price movements while controlling trading costs and overall risk relative to the index. The maintenance of such models for current products and the development of new products are highly dependent on certain key INTECH employees. If INTECH is unable to retain key personnel or if the mathematical investment strategies fail to produce the intended results, INTECH may not be able to maintain the historical level of investment performance and clients may redeem assets, which could have an adverse effect on JCG's results of operations and financial condition.

The regulatory environment in which JCG operates has changed and may continue to change.

JCG may be adversely affected as a result of new or revised legislation or regulations, or by changes in the interpretation or enforcement of existing laws and regulations. The costs and burdens of compliance with these and other new reporting and operational requirements and regulations have increased significantly and may continue to increase the cost of operating mutual funds and other investment products, which could have an adverse effect on JCG's results of operations and financial condition. (See Part I, Item 1, Business — Regulation of this Annual Report on Form 10-K.)

JCG's business may be vulnerable to failures or breaches in support systems and customer service functions.

The ability to consistently and reliably obtain securities pricing information, process shareowner transactions, and provide reports and other customer service to the shareowners of funds and other investment products managed by JCG as well as the protection of confidential information maintained by it is essential to JCG's operations. Any delays or inaccuracies in obtaining pricing information, JCG's ability to price illiquid or thinly traded securities without readily obtainable market quotes, processing shareowner transactions or providing reports, and any other inadequacies in other customer service functions could alienate customers and potentially give rise to claims against JCG. JCG's customer service capabilities as well as JCG's ability to obtain prompt and accurate securities pricing information and to process shareowner transactions and reports are dependent on communication and information systems and services provided by third-party vendors.

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

In addition, JCG maintains confidential information relating to its clients and business operations. JCG systems could be infiltrated by unauthorized users or damaged by computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Such disclosure could be detrimental to JCG's reputation and lead to legal claims, regulatory action, increased costs or loss of revenue, among other things.

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

JCG has a significant amount of indebtedness, which could limit its ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt servicing requirements or other purposes. Debt servicing requirements will increase JCG's vulnerability to adverse economic, market and industry conditions; limit JCG's flexibility in planning for, or reacting to, changes in business operations or to the asset management industry overall; and place JCG at a disadvantage in relation to competitors that have lower debt levels. In addition, all of JCG's outstanding debt, excluding its convertible debt, is subject to an increase in interest rates in the event of a credit rating downgrade by either Standard & Poor's ("S&P") or Moody's Investors Service, Inc. ("Moody's"). Certain of JCG's indebtedness is also subject to repurchase at 101% of the principal balance if the Company experiences a change of control and in connection therewith the applicable notes become rated below investment grade. (See Part II, Item 8, Financial Statements and Supplementary Data, Note 8 — Debt, of this Annual Report on Form 10-K.) Any or all of the above events and/or factors have and could continue adversely affecting JCG's results of operations and financial condition.

JCG may incur losses as a result of providing support to money market funds advised by the Company.

JCG's money market funds (the "Money Funds") seek to provide current income and limit exposure to losses by investing in high-quality, investment-grade securities with short-term durations. Adverse events or circumstances related to individual securities or the market in which the securities trade may cause other-than-temporary declines in value. In these situations, JCG may elect to support the Money Funds in a variety of means, including but not limited to, purchasing securities held by the Money Funds, reimbursing for any losses incurred or providing a letter of credit. JCG is not contractually or legally obligated to support the Money Funds. JCG has, however, provided financial support to certain Money Funds in the past and may do so in the future.

JCG is named as a defendant in class action lawsuits and other related litigation.

JCG and an affiliate of JCG are named as defendants in class action lawsuits and other litigation. (See Part II, Item 8, Financial Statements and Supplemental Data, Note 17 — Litigation, of this Annual Report on Form 10-K.) These lawsuits seek specified or unspecified compensatory and punitive damages. JCG is unable to estimate the range of potential losses that would be incurred if the plaintiffs in any of these actions were to prevail, or to determine the total potential effect that they may have on JCG's results of operations, financial position and cash flows. Any settlement or judgment on the merits of these actions could have a material adverse effect on JCG's liquidity, results of operations and financial condition.

JCG operates in a highly competitive environment and its current fee structure may be reduced.

The investment management business is highly competitive and has relatively low barriers to entry. JCG's current fee structure may be subject to downward pressure due to these factors. Moreover, in recent years there has been a trend toward lower fees in the investment management industry. Fee reductions on existing or future new business as well as changes in regulations pertaining to its fee structure could have an adverse effect on JCG's revenues and results of operations.

JCG has a significant level of intangible assets and goodwill that are subject to annual impairment review.

Intangible assets and goodwill totaled $1.8 billion at December 31, 2009. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions and unfavorable economic conditions. JCG has recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. JCG reviews the carrying value of intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of its intangible assets may be below their carrying value. JCG evaluates intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should a review indicate impairment, a write-down of the carrying value of the intangible asset could occur, resulting in a non-cash charge which would adversely affect JCG's results of operations for the period.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

JCG's headquarters are located in Denver, Colorado. JCG leases office space from non-affiliated companies for administrative, investment and shareowner servicing operations in Denver and Aurora, Colorado; Chicago, Illinois; Princeton, New Jersey; West Palm Beach, Florida; London; Milan; Munich; Singapore; Hong Kong; Tokyo; and Melbourne.

In the opinion of management, the space and equipment owned or leased by the Company are adequate for existing operating needs.

ITEM 3.    LEGAL PROCEEDINGS

The information set forth in response to Item 103 of Regulation S-K under "Legal Proceedings" is incorporated by reference from Part II, Item 8, Financial Statements and Supplemental Data, Note 17 — Litigation, of this Annual Report on Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended December 31, 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

JCG Common Stock

JCG's common stock is traded on the New York Stock Exchange ("NYSE") (symbol: JNS). The following table sets forth the high and low sale prices as reported on the NYSE composite tape for each completed quarter since January 1, 2008.

	2009		2008
Quarter	High	Low	High	Low
First	$9.66	$3.95	$33.00	$21.65
Second	$12.37	$6.56	$31.54	$22.65
Third	$14.90	$9.84	$36.88	$19.70
Fourth	$15.82	$12.60	$25.72	$5.18

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of JCG's common stock over the five-year period ending December 31, 2009, the last trading day of 2009, and compares it to the cumulative total return on the S&P 500 Index and the S&P Diversified Financials Index. The comparison assumes a $100 investment on December 31, 2004, in JCG's common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of JCG's common stock.

On December 31, 2009, there were approximately 3,580 holders of record of JCG's outstanding common stock.

JCG declared an annual $0.04 per share dividend in the second quarter 2009, 2008 and 2007. The payment of cash dividends is within the discretion of JCG's Board of Directors and will depend on many factors, including, but not limited to, JCG's results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

Common Stock Repurchases

On July 22, 2008, JCG's Board of Directors authorized a fifth $500 million stock repurchase program with no expiration date to take effect when the current authorization is utilized. The amount that may yet be repurchased under current unexpired authorizations as of December 31, 2009 is $521.2 million. There were no share repurchases for the 12 months ended December 31, 2009, under the current authorization or from employees as part of a share withholding program (established under Rule 10b5-1 of the Exchange Act). JCG currently no longer repurchases shares from employees under a share withholding program. Tax withholdings on vesting employee stock-based compensation are satisfied by selling shares on the open market.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in millions, except operating data and per share data)
Income Statement:
Revenues (1)	$848.7	$1,037.9	$1,117.0	$935.8	$868.3
Operating expenses (2)	1,526.2	704.8	767.7	696.9	675.1

Operating income (loss)	(677.5)	333.1	349.3	238.9	193.2
Interest expense (3)	(74.0)	(75.5)	(58.8)	(32.3)	(28.6)
Other, net (4)	(4.7)	(50.8)	32.4	37.0	37.9
Gain on early extinguishment of debt (5)	5.8	—	—	—	—
Income tax provision	6.3	(68.8)	(116.4)	(90.1)	(72.8)
Equity in earnings of unconsolidated affiliates	—	9.0	7.2	7.1	7.1

Income (loss) from continuing operations	(744.1)	147.0	213.7	160.6	136.8

Discontinued operations (6)	—	(1.5)	(75.7)	(5.3)	(29.0)

Net income (loss)	(744.1)	145.5	138.0	155.3	107.8
Noncontrolling interest	(13.0)	(8.6)	(21.7)	(21.7)	(20.0)

Net income (loss) attributable to JCG	$(757.1)	$136.9	$116.3	$133.6	$87.8

Basic earnings (loss) per share attributable to JCG common shareholders (7)
Income (loss) from continuing operations	$(4.55)	$0.87	$1.09	$0.69	$0.53
Discontinued operations	—	(0.01)	(0.43)	(0.03)	(0.13)

Net income (loss)	$(4.55)	$0.86	$0.66	$0.66	$0.40

Diluted earnings (loss) per share attributable to JCG common shareholders (7)
Income (loss) from continuing operations	$(4.55)	$0.86	$1.07	$0.68	$0.53
Discontinued operations	—	(0.01)	(0.42)	(0.03)	(0.13)

Net income (loss)	$(4.55)	$0.85	$0.65	$0.66	$0.40

Dividends Declared per Share	$0.04	$0.04	$0.04	$0.04	$0.04
Balance Sheet (as of December 31):
Total assets	$2,530.3	$3,336.7	$3,564.1	$3,537.9	$3,628.5
Long-term debt obligations	$792.0	$1,106.0	$1,127.7	$537.2	$262.2
Other long-term liabilities	$438.5	$450.5	$470.0	$490.9	$501.5
Redeemable noncontrolling interests	$101.1	$106.8	$245.8	$329.0	$382.4
Operating Data (in billions):
Year-end assets under management	$159.7	$123.5	$206.7	$167.7	$148.5
Average assets under management	$134.5	$174.2	$190.4	$156.7	$135.2
Long-term net flows (8)	$0.9	$(0.6)	$9.8	$2.3	$2.0
(1)
Revenues generally vary with average assets under management. However, revenues also include performance fees, which vary with relative investment performance and the amount of assets subject to such fees. Beginning in 2007, certain mutual funds became subject to performance fees. JCG earned $16.5 million of performance fees from mutual funds during the year ended December 31, 2009, and $11.2 million of performance fees from mutual funds during each of the years ended December 31, 2008 and 2007.

(2)
Operating expenses include impairments, restructuring, legal fees and settlement costs (net of insurance recoveries). Impairment charges are related to terminated investment management relationships with assigned intangible values and facility closures. Restructuring and impairment charges totaled $856.7 million, $11.0 million and $5.5 million in 2009, 2006 and 2005, respectively. Legal fees and settlement costs (net of insurance recoveries), totaled $31.4 million, $(14.1) million and $(9.3) million in 2009, 2006 and 2005, respectively.

(3)
Interest expense for 2007 increased from 2006 as a result of issuing $748.4 million of additional debt in 2007.

(4)
During 2007, JCG classified certain investment securities as trading. Net gains/(losses) on trading securities of $10.6 million, $(41.1) million and $17.6 million were recognized in earnings for 2009, 2008 and 2007, respectively. In addition, JCG recognized impairment charges of $5.2 million on available-for-sale securities in 2009 and $21.0 million and $18.2 million in 2008 and 2007, respectively, associated with structured investment vehicle ("SIV") securities acquired from money market funds advised by Janus.

(5)
During 2009, JCG recognized a $5.8 million net gain on early extinguishment of debt related to the repurchase of a portion of the Company's outstanding 2011, 2012 and 2017 senior notes in a tender offer.

(6)
During the third quarter 2007, JCG initiated a plan to dispose of Rapid Solutions Group ("RSG"), previously reported as the Printing and Fulfillment segment. Prior periods have been reclassified to separately present the results of continuing and discontinued operations. The results of discontinued operations for 2007 include impairment charges totaling $67.1 million (net of a $6.2 million tax benefit) to write down the carrying value of RSG to estimated fair value less costs to sell.

(7)
Each component of earnings per share presented has been individually rounded.

(8)
Money market flows have been excluded due to the short-term nature of such investments.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2009 SUMMARY

The deterioration in global market conditions in the fourth quarter 2008 and first quarter 2009 significantly impacted JCG's assets under management, revenues, operating margin and net income. JCG responded to declining market conditions by reducing its workforce in the fourth quarter 2008 and by implementing other cost-reduction measures, which resulted in fixed and discretionary cost savings of approximately $45 million in 2009.

Based on the decline in global markets, JCG's stock price, assets under management and revenues in the first quarter 2009, JCG revised its operating forecast downward and evaluated intangible assets and goodwill for impairment as of March 31, 2009. As a result of these assessments, JCG recognized impairment charges of $109.7 million and $747.0 million on mutual fund advisory contracts and goodwill, respectively, in the first quarter 2009.

Improving market conditions in the second quarter 2009 provided JCG with an opportunity to strengthen its balance sheet. In July 2009, JCG issued 20.9 million shares of common stock, par value $0.01, at $11.00 per share and concurrently issued 3.250% convertible senior notes ("convertible senior notes"). Proceeds, net of issuance costs from the common stock and convertible senior notes offerings totaled approximately $218.1 million and $164.3 million, respectively. The combined proceeds of the common stock and convertible senior notes offerings, together with available cash, were used to repurchase $443.3 million aggregate principal amount of the Company's outstanding 2011, 2012 and 2017 senior notes in a tender offer, with the focus on the 2011 and 2012 senior notes. JCG recognized a $5.8 million net gain on early extinguishment of debt related to the tender of these notes.

At the time of the common stock and convertible debt offerings, JCG announced the departure of Gary D. Black and the appointment of Timothy K. Armour as interim Chief Executive Officer. In connection with Mr. Black's departure, JCG incurred a $12.1 million charge, including approximately $6.8 million of cash and $5.3 million for the acceleration of unvested stock, options and mutual fund share awards.

The Company's 2009 operating results were also impacted by litigation settlements and an unfavorable judgment totaling $31.4 million.

On January 7, 2010, JCG announced the appointment of Richard M. Weil as Chief Executive Officer effective February 1, 2010.

INVESTMENT PERFORMANCE

Relative long-term investment performance remained strong with approximately 75%, 88% and 86% of JCG's complex-wide mutual funds in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of December 31, 2009. (See Exhibit 99.1 for complete Lipper rankings.)

Janus-managed equity mutual funds outperformed the majority of peers with 89%, 94% and 88% of equity mutual funds in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of December 31, 2009. Additionally, Janus-managed fixed income funds had strong long-term investment performance with 25%, 100% and 100% of fixed income mutual funds in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of December 31, 2009. (See Exhibit 99.1 for complete Lipper rankings.)

INTECH's relative investment performance continued to be weak in the short- and intermediate-term, with 0%, 50% and 67% of strategies outperforming their respective benchmarks, net of fees, over the one-, three- and five-year periods ended December 31, 2009. Continued underperformance in key investment strategies, particularly in large cap growth strategies, may lead to additional INTECH outflows.

Perkins delivered strong long-term investment performance with 75%, 100% and 100% of mutual funds ranking in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of December 31, 2009. (See Exhibit 99.1 for complete Lipper rankings.)

INVESTMENT MANAGEMENT OPERATIONS (CONTINUING OPERATIONS)

Assets Under Management and Flows

Valuation

The value of assets under management is derived from the cash and investment securities underlying JCG's investment products. Investment security values are determined using unadjusted or adjusted quoted market prices and independent third-party price quotes in active markets. For debt securities with maturities of 60 days or less, the amortized cost method is used to determine the value. Securities for which market prices are not readily available or are considered unreliable are internally valued using appropriate methodologies for each security type or by engaging third-party specialists. The value of the majority of the securities underlying JCG's investment products is derived from readily available and reliable market price quotations.

The pricing policies for mutual funds advised by JCG's subsidiaries (the "Funds") are established by the Funds' Independent Board of Trustees and are designed to test and validate fair value measurements. Responsibility for pricing securities held within separate and subadvised accounts may be delegated by the separate or subadvised client to JCG or another party.

Assets Under Management and Flows

Total Company assets under management increased $36.2 billion, or 29.3%, from 2008. The increase was primarily driven by net market appreciation of $41.5 billion as a result of improving market conditions in the last half of 2009. Total Company long-term net inflows were $0.9 billion in 2009 compared to long-term net outflows of $0.6 billion in 2008.

JCG gained market share in the equity and fixed income markets through positive long-term net flow generation at Janus and Perkins in 2009. Janus and Perkins equity funds had a combined organic growth rate of 5% in 2009 compared to 2% organic growth for the equity industry. Additionally, Janus fixed income funds posted an organic growth rate of 88% in 2009 compared to 25% organic growth for the fixed income industry.

Janus' long-term net inflows were $3.9 billion in 2009 compared to long-term net outflows of $1.2 billion in 2008. The increase from 2008 is primarily due to lower redemptions in the retail intermediary channel as market conditions improved combined with strong investment performance. Additionally, 72% of Janus' long-term net inflows were derived from fixed income products.

INTECH's long-term net outflows were $5.6 billion in 2009 and $1.7 billion in 2008. Net outflows in 2009 were primarily due to a decrease in long-term sales of $6.5 billion as a result of the challenging institutional environment that persisted throughout 2009, and relative underperformance in the large cap growth strategies.

Perkins' long-term net inflows were $2.6 billion in 2009 and $2.3 billion in 2008. Perkins' 2009 positive long-term net flows were primarily derived through the retail intermediary channel.

Net money market outflows were $6.2 billion in 2009 compared to $5.0 billion in 2008. Money market assets declined from 2008 as a result of JCG exiting its institutional money market business in early 2009.

The following table presents the components of JCG's assets under management (in billions):

	Year Ended December 31,
	2009	2008	2007
Beginning of period assets	$123.5	$206.7	$167.7
Long-term sales
Janus	21.0	29.9	30.9
INTECH	5.8	12.3	15.5
Perkins	6.6	6.3	2.9
Long-term redemptions
Janus	(17.1)	(31.1)	(22.7)
INTECH	(11.4)	(14.0)	(13.2)
Perkins	(4.0)	(4.0)	(3.6)

Long-term net flows*
Janus	3.9	(1.2)	8.2
INTECH	(5.6)	(1.7)	2.3
Perkins	2.6	2.3	(0.7)

Total long-term net flows	0.9	(0.6)	9.8
Net money market flows	(6.2)	(5.0)	5.2
Market/fund performance	41.5	(77.6)	24.0

End of period assets	$159.7	$123.5	$206.7

Long-term net flows by distribution channel
Retail intermediary	$6.0	$0.8	$6.9
Institutional	(5.1)	(3.1)	1.7
International	—	1.7	1.2

Total	$0.9	$(0.6)	$9.8

Average assets under management
Janus	$76.8	$95.6	$100.1
INTECH	43.9	57.4	68.1
Perkins	11.2	10.2	11.6
Money market	2.6	11.0	10.6

Total	$134.5	$174.2	$190.4

*
Excludes money market flows. Sales and redemptions are presented net on a separate line due to the short-term nature of the investments.

Assets and Flows by Investment Discipline

JCG, through its primary subsidiaries, offers investment products based on a diversified set of investment disciplines. Janus offers growth/blend and global/international equity as well as fixed income, alternative and money market investment products. INTECH offers mathematical-based investment products and Perkins offers value-disciplined investments. Assets and flows by investment discipline are as follows (in billions):

	Years ended December 31,
	2009	2008	2007
Growth/Blend
Beginning of period assets	$49.5	$83.4	$64.4
Sales	12.1	24.2	20.9
Redemptions	12.4	21.4	15.9

Net sales (redemptions)	(0.3)	2.8	5.0
Market / fund performance	19.4	(36.7)	14.0

End of period assets	$68.6	$49.5	$83.4

Global/International
Beginning of period assets	$10.9	$24.9	$18.4
Sales	4.3	3.4	7.4
Redemptions	2.6	5.8	5.0

Net sales (redemptions)	1.7	(2.4)	2.4
Market / fund performance	6.8	(11.6)	4.1

End of period assets	$19.4	$10.9	$24.9

Mathematical
Beginning of period assets	$42.4	$69.7	$62.3
Sales	5.8	12.3	15.5
Redemptions	11.4	14.0	13.2

Net sales (redemptions)	(5.6)	(1.7)	2.3
Market / fund performance	11.2	(25.6)	5.1

End of period assets	$48.0	$42.4	$69.7

Fixed Income
Beginning of period assets	$3.2	$4.9	$4.6
Sales	4.5	1.5	1.9
Redemptions	1.7	3.1	1.8

Net sales (redemptions)	2.8	(1.6)	0.1
Market / fund performance	0.8	(0.1)	0.2

End of period assets	$6.8	$3.2	$4.9

Alternatives
Beginning of period assets	$0.5	$0.8	$0.3
Sales	0.1	0.8	0.5
Redemptions	0.4	0.8	—

Net sales (redemptions)	(0.3)	—	0.5
Market / fund performance	0.1	(0.3)	—

End of period assets	$0.3	$0.5	$0.8

Value
Beginning of period assets	$9.1	$10.1	$10.2
Sales	6.6	6.3	2.9
Redemptions	4.0	4.0	3.6

Net sales (redemptions)	2.6	2.3	(0.7)

	Years ended December 31,
	2009	2008	2007
Market / fund performance	3.2	(3.3)	0.6

End of period assets	$14.9	$9.1	$10.1

Money Market
Beginning of period assets	$7.9	$12.9	$7.7
Sales	3.6	91.7	116.5
Redemptions	9.8	96.7	111.3

Net sales (redemptions)	(6.2)	(5.0)	5.2
Market / fund performance	—	—	—

End of period assets	$1.7	$7.9	$12.9

Revenues

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company's investment products or clients. Certain investment products are also subject to performance fees which vary based on a product's relative performance as compared to an established benchmark index over a specified period of time and the level of assets subject to such fees. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG's operating results. The following graph depicts the direct relationship between average assets under management and investment management revenues:

Results of Operations

JCG's results of operations for the year ended December 31, 2009, include an impairment charge on intangible assets and goodwill of $856.7 million, which is included in operating expenses. The following table summarizes JCG's results of operations (in millions):

	Year Ended December 31,
	2009	2008	2007
	(dollars in millions, except per share data)
Continuing Operations
Revenues	$848.7	$1,037.9	$1,117.0
Operating Expenses	1,526.2	704.8	767.7
Non-operating Expenses	79.6	194.7	157.3

Net income (loss)	$(757.1)	$138.4	$192.0

Operating Margin	-79.8%	32.1%	31.3%
Basic Earnings (Loss) Per Share	$(4.55)	$0.87	$1.09
Diluted Earnings (Loss) Per Share	$(4.55)	$0.86	$1.07

2009 Compared to 2008

Investment management fees decreased $142.7 million, or 17.3%, primarily as a result of the 22.8% decrease in average assets under management. Revenue declined at a lower rate than average assets under management as a result of the impact of the consolidation of Perkins beginning January 1, 2009, and a decrease in lower yielding money market assets. The equity method of accounting was used for Perkins prior to December 31, 2008, as JCG had significant influence but did not have the ability to exercise control. The decline in money market assets reflects JCG's previously announced plan to exit its institutional money market business by April 30, 2009.

Performance fee revenue is derived from certain mutual funds and separate accounts. The increase in performance fee revenue of $1.3 million, or 4.7%, was primarily due to a $5.3 million increase in fees earned on mutual funds from improved performance. The increase was partially offset by a decline of $3.8 million on INTECH private accounts as a result of investment underperformance. Pending mutual fund shareholder approval in 2010, additional mutual funds representing $42.0 billion, or approximately 26% of assets under management as of December 31, 2009, will become subject to performance fees. If approved, these mutual funds will become subject to performance fees over the next three years, with the first fee recognized in 2011.

Shareowner servicing fees and other revenue decreased $47.8 million, or 26.0%, over the prior year primarily from lower transfer agent fees and money market administration fees. Transfer agent fees are based on average assets under management distributed directly to investors by Janus, excluding money market assets, which decreased 22.0% over the prior year. Money market administration fees declined as a result of lower money market assets due to exiting the institutional money market business in early 2009.

Employee compensation and benefits decreased $21.3 million, or 6.7%, principally due to lower incentive compensation, base salaries and commissions, partially offset by the consolidation of Perkins. Investment team compensation decreased $11.3 million primarily as a result of lower revenue. The investment team compensation plan is linked to individual long-term investment performance, but also ties the aggregate level of compensation to revenue. Base salaries declined $4.9 million primarily as a result of the workforce reduction in the fourth quarter 2008. Commission expense decreased $4.7 million, reflecting lower sales volumes across all channels.

Long-term incentive compensation increased $17.5 million, or 40.2%, primarily from new awards granted in 2009 and the $5.3 million departure-related acceleration of the former Chief Executive Officer's awards, partially offset by the accelerated vesting of awards granted in prior years.

Long-term incentive grants made during 2009 totaled $73.3 million and will be recognized ratably over a four-year period and are not subject to performance-based accelerated vesting. In addition to these awards, Perkins granted $5.0 million of interests that vest ratably over four years, and INTECH granted $5.5 million of interests which generally vest over 10 years. Future long-term incentive amortization will also be impacted by the 2010 annual grant totaling $68.9 million, which will be recognized ratably over a four-year period and is not subject to performance-based accelerated vesting. In addition, JCG granted a $10.0 million restricted stock award to the new Chief Executive Officer on February 5, 2010. This award is not subject to performance-based accelerated vesting and will vest 50% in the first year and 25% in each of the second and third years. Long-term incentive compensation in 2010 may include approximately $5 million to $10 million of expense related to Perkins senior profit interest awards. These awards have a formula-driven terminal value based on revenue growth and relative investment performance of products managed by Perkins.

Marketing and advertising declined $5.3 million, or 16.0%, primarily from cost-reduction measures implemented in the fourth quarter 2008, partially offset by costs associated with JCG's merging of its two domestic mutual fund trusts effective July 6, 2009. Marketing expense in the first half of 2010 will include approximately $10 million of fund proxy costs for the election of the mutual fund trustees in JCG's domestic mutual funds. Janus is required by the SEC to pay for such election every five years.

Distribution expenses decreased $27.3 million, or 20.2%, as a result of a similar decrease in assets under management subject to third-party concessions. Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

Depreciation and amortization expense decreased $4.3 million, or 10.7%, primarily as a result of lower amortization of deferred commissions from a decline in sales of certain mutual fund shares.

General, administrative and occupancy expense increased $5.4 million, or 4.0%, primarily from litigation settlements and an unfavorable judgment totaling $31.4 million, partially offset by the impact of cost-reduction measures implemented in the fourth quarter 2008.

Goodwill and intangible asset impairment charges of $747.0 million and $109.7 million, respectively, were recognized as of March 31, 2009. JCG revised its operating forecast downward as a result of continued deterioration in global market conditions, assets under management and revenues during the first quarter 2009. These conditions, combined with JCG's net book value exceeding its market capitalization, caused management to assess goodwill and intangible assets for impairment as of March 31, 2009. Based on these assessments, JCG partially impaired goodwill and mutual fund advisory contracts associated with the 2001 contractual obligation to buy out Janus' founder. The goodwill impairment charge is not deductible for income tax purposes. A tax benefit of $40.6 million was recognized as a result of the impairment of mutual fund advisory contracts.

JCG recognized a $5.8 million net gain on early extinguishment of debt as a result of the retirement of $443.3 million of outstanding debt in August 2009. The extinguishment of debt, offset by the convertible senior notes issuance of $170.0 million, is expected to result in lower annualized interest expense of approximately $16 million.

Net investment losses totaling $5.6 million include other-than-temporary impairment charges of $5.2 million on available-for-sale securities for the year ended December 31, 2009. Mark-to-market gains on trading securities for 2009 were largely offset by losses generated by a hedging strategy implemented in late 2008, covering the majority of seed capital, to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seed capital investments. In December 2007,

JCG purchased securities originally issued by Stanfield Victoria Funding LLC ("Stanfield") from certain Money Funds in response to Moody's downgrading these securities to a rating below what is generally permitted to be held by the Money Funds. Net investment losses totaled $60.4 million in 2008 and include a $21.0 million impairment charge on the Stanfield securities and $41.1 million of mark-to-market losses on consolidated investment products, net of $1.7 million of realized gains.

During September 2009, Stanfield was restructured whereby security holders were given the option to participate in a new structure, receive their proportionate share of each investment position underlying Stanfield or auction their position. JCG, along with a majority of Stanfield security holders, elected to participate in the new structure under which each participating security holder's proportionate share of positions underlying Stanfield were transferred to VFNC Trust ("VFNC") and their Stanfield security interests were exchanged for VFNC security interests. The restructuring has not impacted the valuation of the securities.

Other income, net, decreased $8.7 million, or 90.6%, from a decline in interest and dividend income earned on corporate cash and investments.

Noncontrolling interest increased $4.4 million, or 51.2%, primarily from the consolidation of Perkins' noncontrolling interest beginning January 1, 2009, and $1.1 million of gains associated with the noncontrolling interest in consolidated investment products. This increase was partially offset by a decline in INTECH earnings associated with lower performance fees earned on separate accounts and lower average assets under management in the relevant investment products.

JCG's statutory tax rate decreased by approximately 1.25% effective January 1, 2009, as a result of a legislative change in Colorado state taxes enacted during the second quarter 2008. JCG's effective tax rate differs from the statutory tax rate primarily due to the goodwill impairment charge in the first quarter 2009 not being tax-deductible.

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

Shareowner servicing fees and other revenue decreased $16.0 million, or 8.0%, over the prior year primarily from a decrease in transfer agent fees. Transfer agent fees are based on average assets under management distributed directly to investors by Janus, excluding money market assets, which decreased at a comparable rate.

Employee compensation and benefits decreased $42.8 million, or 11.9%, principally due to lower incentive compensation partially offset by $8.0 million in severance incurred primarily as a result of the 9% workforce reduction in October 2008. Investment team compensation decreased $33.7 million as a result of lower revenue and a decline in short-term relative investment performance. Commission expense decreased $9.9 million due to lower sales volume, and the companywide bonus accrual declined $16.7 million as a result of the impact of adverse market conditions on the Company's operating results.

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

Net investment losses totaled $60.4 million in 2008 and include a $21.0 million impairment charge on the Stanfield securities and $41.1 million of mark-to-market losses on consolidated investment products, net of $1.7 million of realized gains. Net investment gains of $4.7 million in 2007 include $17.6 million of income previously recorded as unrealized gains in equity partially offset by an $18.2 million impairment charge on the Stanfield securities.

The decrease in noncontrolling interest is largely the result of a decline in INTECH earnings associated with lower average assets under management in the relevant investment products and approximately $4.0 million of losses associated with the noncontrolling interest in consolidated investment products.

JCG's tax rate decreased effective January 1, 2009, as a result of a legislative change in Colorado state taxes enacted during the second quarter 2008. The income tax provision for 2008 includes a $12.9 million tax benefit as a result of applying the lower tax rate to deferred tax assets and liabilities expected to be realized or settled on or after January 1, 2009.

DISCONTINUED OPERATIONS

During the second quarter 2008, JCG disposed of its Printing and Fulfillment operations for $14.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data from continuing operations for the years ended December 31 is as follows (in millions):

	2009	2008	2007
Cash flows provided by (used for):
Operating activities	$176.5	$238.2	$290.8
Investing activities	(9.6)	(148.8)	(103.3)
Financing activities	(124.8)	(287.5)	(213.9)

Net increase (decrease) in cash and cash equivalents	42.1	(198.1)	(26.4)
Balance at beginning of year	282.6	480.7	507.1

Balance at end of year	$324.7	$282.6	$480.7

2009 Cash Flows

On an annual basis, JCG's cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements. Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. The decline in cash flow from operations from the prior year was driven by lower revenues as a result of the decline in average assets under management.

Cash used for investing activities in 2009 primarily represents $9.0 million for the purchase of property and equipment.

Cash used for financing activities in 2009 primarily represents the repurchase of $443.3 million and the repayment of $22.0 million of long-term debt, partially offset by the issuance of $218.1 million and

$170.0 million of common stock and convertible debt, respectively. Cash used for financing activities in 2009 also includes acquisitions of noncontrolling interests of $28.5 million.

2008 Cash Flows

Operating cash flows in 2008 decreased $52.6 million to $238.2 million due to lower revenues in the second half of 2008 as a result of the deterioration in global market conditions.

Net cash used for investing activities in 2008 primarily represents $67.7 million for the purchase of an additional 3% interest in INTECH and $90.0 million for an additional 50% interest in Perkins.

Cash used for financing activities in 2008 primarily represents stock buybacks of $291.7 million.

2007 Cash Flows

Operating cash flows in 2007 were $290.8 million driven primarily by net income and changes in working capital.

Net cash used for investing activities in 2007 includes $81.0 million for the purchase of an additional 4% interest in INTECH and $108.5 million (including $3.5 million of purchased accrued interest) for the purchase of the Stanfield securities from money market funds advised by Janus, partially offset by $55.2 million of proceeds from the net sale of investments in advised funds.

Cash used for financing activities in 2007 includes $748.4 million of proceeds from the issuance of long-term debt, offset by the repayment of $158.1 million of long-term debt and common stock buybacks of $845.6 million.

Common Stock and Convertible Senior Notes Offerings, and Tender Offer for Certain Outstanding Senior Notes

In July 2009, JCG completed concurrent common stock and convertible senior notes offerings. Proceeds, net of issuance costs from the common stock and convertible senior notes offerings, totaled approximately $218.1 million and $164.3 million, respectively.

The convertible senior notes issued in July 2009 pay interest semiannually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted. The convertible senior notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG's election. Such a conversion would be at an initial conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $14.03 per share of common stock, subject to adjustment in certain circumstances. The convertible senior notes are not callable by JCG.

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding April 15, 2014, only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; or (2) upon the occurrence of specified corporate events.

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds are required to be bifurcated into debt and equity components. The estimated $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate which is consistent with the estimated market rate for similar senior notes with no conversion option. The debt component will accrete up to the face value over the five-year expected term through interest expense.

The unamortized discount at December 31, 2009 is $41.1 million and will be amortized over the remaining period of 4.5 years. The $44.3 million (or $27.9 million, net of deferred taxes) initial equity component was determined using the difference between the proceeds and the debt component.

On August 13, 2009, the combined proceeds of the common stock and convertible senior notes offerings, together with available cash, were used to repurchase $443.3 million aggregate principal amount of the Company's outstanding 2011, 2012 and 2017 senior notes in a tender offer. JCG recognized a $5.8 million net gain on early extinguishment of debt related to the tender of these notes. Results of the tender offer are as follows:

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

Deferred costs include the write-off of previously capitalized bond discounts, issue costs and a deferred loss on a previously terminated interest rate swap.

Money Market Funds Advised by Janus

Janus advises Money Funds that attempt to provide current income and limit exposure to losses by investing in high-quality securities with short-term durations that present minimal credit risk. Adverse events or circumstances related to individual securities or the market in which the securities trade may cause other-than-temporary declines in value. JCG continuously evaluates the securities held by the Money Funds to determine if any holdings are distressed or may become distressed in the near future. In such circumstances, JCG would consider whether taking any action, including, but not limited to, a potential election by JCG to provide further support to the Money Funds that could result in additional impairments and financial losses, would be appropriate. Under certain situations, JCG may elect to support one or more of the Money Funds to enable them to maintain a net asset value equal to one dollar through a variety of means, including but not limited to, purchasing securities held by the Money Funds, reimbursing for any losses incurred or providing a letter of credit. However, JCG is not contractually or legally obligated to provide support to the Money Funds. Janus' institutional money market portfolios typically hold higher yielding assets, and therefore have a higher risk, as compared to its retail money market portfolios which generally hold lower yielding, lower risk assets. JCG's exiting of the institutional money market business in early 2009 substantially reduced the likelihood of the Money Funds holding a distressed security.

JCG's decision whether to provide support to the Money Funds is based on the facts and circumstances at the time a holding in the Money Funds becomes or is expected to become distressed. A holding is considered distressed when there is significant doubt regarding the issuer's ability to pay required amounts when due, often resulting in a decline in the securities' credit ratings. If a security falls below the minimum rating required by investment restrictions, the Money Funds must dispose of the investment unless the Money Funds' Board of Trustees determines that such disposition is not in the best interests of the Money Funds. In determining whether to take any action in response to a distressed condition or a downgrade affecting securities held by the Money Funds, JCG considers many factors, which may include the potential financial and reputational impact to the Money Funds and JCG, the regulatory and operational restrictions, the size of a holding, a security's expected time to maturity and likelihood of payment at maturity, general market conditions, discussions with the Money Funds' Board of Trustees and JCG's Board of Directors, and JCG's liquidity and financial condition.

No single factor is determinative and there is no predetermined threshold with respect to each factor that would lead JCG to consider providing support to the Money Funds.

Short-Term Liquidity and Capital Requirements

The Company has cash and marketable securities of $431.5 million at December 31, 2009. JCG believes that existing cash and cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operations, capital expenditures, income tax payments and interest payments on outstanding debt.

Common Stock Repurchase Program

JCG's Board of Directors authorized five separate $500 million share repurchase programs beginning in July 2004 with the most recent authorization in July 2008. There were no share repurchases for the 12 months ended December 31, 2009. During 2008, the Company repurchased 10.8 million shares for $281.0 million under these authorizations. As of December 31, 2009, $521.2 million is available under the current authorizations.

Long-Term Liquidity and Capital Requirements

Expected long-term commitments at December 31, 2009, include the following (in millions):

	Current	2 to 3 Years	4 to 5 Years	After 5 Years
Debt	$—	$213.1	$252.4	$368.6
Interest payments	50.0	88.2	66.5	62.9
Capital leases	0.9	1.1	—	—
Operating leases	15.3	27.8	21.6	50.3

Total	$66.2	$330.2	$340.5	$481.8

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

Operating lease obligations are presented net of estimated sublease income of $5.5 million.

INTECH Noncontrolling Interests

Pursuant to contractual obligations, on February 19, 2010, JCG acquired an additional interest in INTECH for $31.4 million, reducing the two founders' aggregate ownership interest to approximately 2% of INTECH. Each founder is entitled to retain his remaining INTECH shares outstanding until his death unless he is terminated for cause or leaves voluntarily while not in good standing. An INTECH founder will be considered to be in good standing if he voluntarily leaves after providing 12 months' prior notice and cooperating with the transition. Each of the two INTECH founding members has the option to require JCG to purchase from him his remaining ownership interest of INTECH at fair value. Total INTECH interests held by the two founders have an estimated value of approximately $52.3 million as of December 31, 2009.

Interests held by other INTECH employees subject to put rights have an estimated value of approximately $4.0 million as of December 31, 2009.

Perkins Noncontrolling Interests

On December 31, 2008 ("closing"), JCG increased its ownership of Perkins to approximately 80% with the purchase of an additional 50% ownership interest for $90.0 million in cash. Upon closing the transaction, Perkins granted senior profit interest awards designed to retain and incentivize key employees to grow the business. These awards vest on the fifth anniversary of grant and are generally entitled to a total of 5% of Perkins' annual net income. In addition, these awards have a formula-driven terminal value based on revenue growth and relative investment performance of products managed by Perkins. JCG can call and terminate any or all of the awards on the fifth, seventh or each subsequent anniversary of grant or prior to the fifth anniversary of grant if the formula yields a terminal value of $40.0 million. Participants can require JCG to terminate the awards in exchange for the then-applicable formula price on the sixth anniversary of grant. The senior profit interests are also subject to termination at premiums or discounts to the formula at the option of JCG or the relevant employee, as applicable, upon certain corporate or employment-related events affecting Perkins or the relevant employee.

During the first quarter 2009, the issuance of Perkins LLC Interests that vest ratably over four years to its Chief Executive Officer, resulted in a decrease of JCG's ownership in Perkins by 2.2%.

JCG also has the option to acquire the majority of the remaining 22.2% interest of Perkins at fair value on the third, fifth, seventh or each subsequent anniversary of the closing. The noncontrolling owners of Perkins have the option to require JCG to purchase any or all of their remaining interests on the fourth or sixth anniversary of closing at fair value. The total Perkins noncontrolling interest has an estimated fair value of approximately $40.5 million as of December 31, 2009, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to yield an amount representative of fair value.

Other Sources of Liquidity

Shelf Registration

The Company has effective a Shelf Registration Statement with the SEC that allows it to register the sale of an indeterminate amount of preferred stock and additional common stock and debt securities, under which JCG registered the July 2009 common stock and convertible senior notes offerings.

Long-Term Incentive Stock Plans

On May 10, 2005, JCG shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan"), which allows the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. The 2010 annual grant in February substantially utilized the available equity-based awards under the 2005 Plan. The Company intends to seek shareholder approval for additional equity-based awards at its 2010 Annual Meeting of Stockholders.

Credit Facility

On June 12, 2009, JCG and the syndicate of banks amended the existing $350 million Five-Year Competitive Advance and Revolving Credit Facility Agreement (the "Credit Facility"). Under the amended Credit Facility, the bank syndicate's commitment has been decreased to $125 million, any borrowings will be secured by a large majority of JCG's assets, and the maturity date has been accelerated from June 1, 2012, to December 1, 2010. The covenants under the Credit Facility were amended to allow for a higher leverage ratio and a lower interest coverage ratio. In addition, a minimum assets under management covenant has been included in the amended Credit Facility. At December 31, 2009, JCG was in compliance with all covenants and there were no borrowings under the amended Credit Facility.

The covenants and the calculations of the ratios, as defined in the amended Credit Facility, are as follows (in millions):

Last Four Quarters Ended December 31, 2009
Net loss attributable to JCG	$(757.1)
Add back:
Gain on early extinguishment of debt	(5.8)
Tender costs	17.6
Goodwill and intangible asset impairment charges	856.7
Interest expense	74.0
Income tax provision	(6.3)
Depreciation and amortization	35.9
Non-cash amortization of long-term incentive compensation	61.0
Unrealized gains or losses on investments	(9.2)
Other nonrecurring cash charges	25.8
Cash paid for deferred commissions and mutual fund share awards	(45.0)

Adjusted net income	$247.6

Debt (including capital leases and letters of credit)	$794.2

Leverage Ratio (Debt divided by adjusted net income)	3.21

Cannot exceed 8.00
Interest Coverage Ratio
(Adjusted net income divided by last four quarters interest expense)	3.3

Must equal or exceed 2.0
Minimum long-term assets under management (in billions)	$158.0

Must exceed $80.0 billion

JCG intends to negotiate a new credit facility in 2010.

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

Accounting for Intangible Assets and Goodwill

Intangible assets and goodwill comprise $1.8 billion, or 70%, of total assets at December 31, 2009. Intangible assets and goodwill require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. JCG separately tests goodwill and indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

In connection with the purchase price allocation of acquisitions in which a majority interest is obtained, JCG will rely on in-house financial expertise or utilize a third-party expert, if considered necessary. Valuations generally rely on management's estimates and judgments as to growth rates and operating margins over a range of possible assumptions for various products, distribution channels and business strategies.

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies and is not amortized. Goodwill is tested for impairment by comparing the fair value of the "reporting unit" associated with the goodwill to the reporting unit's recorded value. If the fair value of the reporting unit is less than its recorded value, a process similar to a purchase price allocation is undertaken to determine the amount, if any, of the goodwill impairment. All assets, including previously unrecognized intangible assets and liabilities are fair-valued and any unallocated value is assigned to goodwill. Because the allocation of fair value includes intangible assets not previously recognized, the amount of the goodwill impairment charge may significantly exceed the difference between the fair value of the reporting unit and its recorded value. For purposes of testing goodwill for impairment, JCG has identified one reporting unit.

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

To complete the tests for potential impairment of goodwill and indefinite-lived intangible assets, JCG uses a discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. In projecting future earnings, JCG considers the following: equity market performance; performance compared to peers; significant changes in the underlying business and products; material and ongoing negative industry or economic trends; and/or other factors that may influence future earnings. Changes in the assumptions underlying the discounted cash flow analysis could materially affect JCG's impairment conclusion. Due to the significance of the identified indefinite-lived intangible assets and goodwill to JCG's consolidated balance sheet, any impairment charge could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives of seven to 25 years using the straight-line method. Definite-lived intangible assets are tested only when there are indications of impairment. To complete the tests for potential impairment of definite-lived intangible assets, JCG uses a two-step process. The first step compares the fair value of the asset, based on undiscounted cash flows, to the recorded value of the asset. If the recorded value of the asset exceeds the fair value, a second step must be performed. The second step compares the fair value of the asset, based on discounted cash flows, to the carrying value of the asset.

JCG recognized impairment charges of $109.7 million and $747.0 million on mutual fund advisory contracts and goodwill, respectively, in the first quarter 2009. The partially impaired assets were originally recognized in 2001 in connection with the contractual obligation to buy out Janus Capital Management LLC's founder. The October 2009 tests of indefinite-lived intangible assets and goodwill indicated that estimated fair values exceeded their respective book values, and no additional impairment charges were recognized.

Accounting for Income Taxes

Significant management judgment is required in developing JCG's provision for income taxes, including the valuation allowances that might be required against deferred tax assets and the evaluation of various income tax contingencies.

Valuation Allowance

JCG has not recorded a valuation allowance on its deferred tax assets as of December 31, 2009, based on management's belief that future income will more likely than not be sufficient to realize the benefit of the Company's deferred tax assets over time. In the event that actual results differ from these estimates, or if JCG's historical trend of positive income changes, JCG may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Income Tax Contingencies

At December 31, 2009, JCG had an accrued liability of $36.9 million related to tax contingencies for issues which may be raised by various taxing authorities. At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed or tax contingencies recorded in prior years may be reversed.

Valuation of Marketable Securities

JCG records all marketable securities classified as trading and available-for-sale at fair value. Fair value is generally determined using observable market data based on recent trading activity. Where observable market data is unavailable due to a lack of trading activity, JCG uses internally developed models to estimate fair value and independent third parties to validate assumptions when appropriate. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that JCG is valuing and the selected benchmark. Depending on the type of securities owned by JCG, other valuation methodologies may be required. Any variation in the assumptions used to approximate fair value could have a material adverse effect on the Company's consolidated financial condition and results of operations.

JCG periodically evaluates the carrying value of marketable securities for potential impairment. In determining if an impairment exists, JCG considers the duration, extent and circumstances of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value with the loss recognized currently in earnings. Other-than-temporary impairment charges of $5.2 million were recognized on available-for-sale securities during the year ended December 31, 2009.

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

Investment Management Fees

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company's investment products or clients. Assets under management primarily include domestic and international equity and debt securities. Accordingly, fluctuations in the financial markets have a direct effect on JCG's operating results. In addition, fluctuations in interest rates may affect the value of assets under management in the money market and other fixed income investment products. The graph in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Investment Management Operations, presents the historical direct relationship between revenue and average assets under management.

Performance Fees

Performance fee revenue is derived from certain Janus and INTECH private accounts and from certain Janus, INTECH and Perkins mutual funds. JCG recognized performance fees of $28.9 million, $27.6 million and $19.5 million in 2009, 2008 and 2007, respectively.

Private account performance fees are specified in client contracts and are based on investment performance as compared to an established benchmark index over a specified period of time. Performance fees are recognized at the end of the contractual period if the stated performance criteria are achieved. At December 31, 2009, $5.8 billion of assets under management were subject to private account performance fees.

Mutual fund performance fees began in the first quarter 2007. The investment management fee paid by each fund is the base management fee plus or minus a performance fee adjustment as determined by the relative investment performance of each fund compared to a specified benchmark index. The performance fee adjustment is up to 15 basis points, calculated using each fund's daily net average assets over the performance period. The measurement period begins as a trailing 12-month period and each subsequent month will be added to each successive measurement period until a 36-month period is achieved. At that point, the measurement period will become a rolling 36-month period. At December 31, 2009, $24.7 billion of assets under management were subject to mutual fund performance fees. Pending mutual fund shareholder approval in 2010, additional mutual funds representing $42.0 billion, or approximately 26% of assets under management as of December 31, 2009, will become subject to performance fees. If approved, these mutual funds will become subject to performance fees over the next three years, with the first fee recognized in 2011. As a result, JCG's revenues could be subjected to increased volatility.

Trading Securities

At December 31, 2009, seed capital investments classified as trading totaled $56.9 million, representing $36.8 million of securities held in separately managed accounts and $20.1 million of securities held in the portfolios of advised funds. Trading securities are carried in JCG's consolidated financial statements at fair value, with changes in value recognized as gains and losses currently in earnings. JCG recognized net gains (losses) of $10.6 million, $(41.1) million and $17.6 million in earnings on securities classified as trading for the years ended December 31, 2009, 2008 and 2007, respectively.

JCG implemented an economic hedge strategy in December 2008 covering the majority of invested seed capital to mitigate a portion of the net income volatility created by the mark-to-market accounting of seed capital investments. The strategy utilizes futures contracts to minimize market losses while allowing for limited participation in market gains. These instruments are accounted for at fair value, with changes in fair value reported currently in earnings. The strategy initially utilized call options on various market indices. However, call options outstanding as of December 31, 2008, expired in early 2009 and no additional call options were purchased in 2009. JCG recognized losses of $9.8 million and $1.8 million on hedged seed capital investments for the years ended December 31, 2009 and 2008, respectively.

Available-for-Sale Securities

At December 31, 2009, seed capital investments classified as available-for-sale totaled $49.9 million, representing $12.5 million of investments in advised funds and $37.4 million of Stanfield securities. Investments in advised funds are carried in JCG's consolidated financial statements at fair value, with changes in value recognized as gains and losses in other comprehensive income. Accumulated gains and losses are reclassified to earnings when the securities are sold. JCG periodically reviews the carrying value of investments in advised funds for impairment by evaluating the nature, duration and extent of any decline in fair value. If the decline is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings. Other-than-temporary impairment charges of $5.2 million were recognized during the year ended December 31, 2009. No impairment charges were recognized during the years ended December 31, 2008 or 2007. SIV securities are carried in JCG's consolidated financial statements based on JCG's estimate of fair value. JCG recognized impairment charges relating to the original Stanfield securities of $21.0 million and $18.2 million for the years ended December 31, 2008 and 2007, respectively.

Foreign Currency Exchange Sensitivity

JCG has international subsidiaries that conduct business within other foreign countries. With respect to these operations, matters arise as to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The exposure to foreign currency fluctuations is not material as the majority of the revenue earned and associated expenses by international subsidiaries are denominated in U.S. dollars.

Interest Rate Risk on Long-Term Debt

JCG is not exposed to interest rate risk other than from the potential change in interest rates on the Company's debt in the event of a change in credit ratings by Moody's or S&P. All of JCG's senior notes, excluding its convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company's debt rating is decreased by Moody's from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If at any time after the interest has been adjusted upward, either Moody's or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance. For each 25 basis point increase or decrease, JCG's interest expense will increase or decrease by approximately $1.7 million on an annualized basis. The interest rate adjustment covenant will permanently terminate if the Company's debt ratings increase to Baa2 by Moody's and BBB by S&P (or higher), with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. On February 23, 2009, S&P lowered JCG's credit rating to BB+, which resulted in a 25 basis point increase in the interest rates payable on all of JCG's senior notes, excluding its convertible senior notes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	36
Management Report on Internal Control Over Financial Reporting	38
Consolidated Balance Sheets as of December 31, 2009 and 2008	39
Consolidated Statements of Income for the Three Years Ended December 31, 2009	40
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2009	41
Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended December 31, 2009	42
Notes to Consolidated Financial Statements	43
Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.

We have audited the accompanying consolidated balance sheets of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2010, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, CO
February 24, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.

We have audited the internal control over financial reporting of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31, 2009 of the Company, and our report dated February 24, 2010, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, CO
February 24, 2010

 MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Janus Capital Group Inc. ("JCG") management is responsible for establishing and maintaining adequate internal control over JCG's financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. JCG's internal control system was designed to provide reasonable assurance to JCG's management and board of directors regarding the preparation and fair presentation of published financial statements. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

JCG has assessed the effectiveness of JCG's internal controls over financial reporting as of December 31, 2009. In making this assessment, JCG used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on the assessment using those criteria, JCG believes that, as of December 31, 2009, internal control over financial reporting is effective.

JCG's independent registered public accounting firm audited the financial statements included in the Annual Report on Form 10-K and has issued an audit report on management's assessment of JCG's internal control over financial reporting. This report appears on page 32 of this Annual Report on Form 10-K.

February 24, 2010

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Share Data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$324.7	$282.6
Marketable securities	106.8	125.3
Accounts receivable	122.3	101.1
Income taxes receivable	4.5	16.4
Other current assets	72.3	58.5

Total current assets	630.6	583.9
Other assets:
Property and equipment, net	48.4	51.1
Intangibles, net	1,285.4	1,321.2
Goodwill	488.2	1,320.3
Other assets	77.7	60.2

Total assets	$2,530.3	$3,336.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8.4	$0.5
Accrued compensation and benefits	98.2	90.0
Current portion of long-term debt	—	22.0
Other accrued liabilities	80.5	44.1

Total current liabilities	187.1	156.6
Other liabilities:
Long-term debt	792.0	1,106.0
Deferred income taxes	390.1	388.1
Other liabilities	48.4	62.4

Total liabilities	1,417.6	1,713.1

Commitments and contingencies
Redeemable noncontrolling interests	101.1	106.8

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par, 1,000,000,000 shares authorized; 265,500,708 and 244,591,618 shares issued, respectively; 182,024,431 and 157,890,142 shares outstanding, respectively)	1.8	1.6
Retained earnings	998.3	1,510.6
Accumulated other comprehensive income (loss)	1.0	(5.3)

Total JCG stockholders' equity	1,001.1	1,506.9
Noncontrolling interests	10.5	9.9

Total stockholders' equity	1,011.6	1,516.8
Total liabilities and stockholders' equity	$2,530.3	$3,336.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Data)

	For the year ended December 31,
	2009	2008	2007
Revenues:
Investment management fees	$684.0	$826.7	$897.9
Performance fees	28.9	27.6	19.5
Shareowner servicing fees and other	135.8	183.6	199.6

Total	848.7	1,037.9	1,117.0

Operating expenses:
Employee compensation and benefits	296.6	317.9	360.7
Long-term incentive compensation	61.0	43.5	79.9
Marketing and advertising	27.8	33.1	25.9
Distribution	107.6	134.9	141.7
Depreciation and amortization	35.9	40.2	33.8
General, administrative and occupancy	140.6	135.2	125.3
Goodwill and intangible asset impairments	856.7	—	0.4

Total	1,526.2	704.8	767.7

Operating income (loss)	(677.5)	333.1	349.3
Interest expense	(74.0)	(75.5)	(58.8)
Investment gains (losses), net	(5.6)	(60.4)	4.7
Other income, net	0.9	9.6	27.7
Gain on early extinguishment of debt	5.8	—	—

Income (loss) before taxes and equity earnings	(750.4)	206.8	322.9
Income tax provision	6.3	(68.8)	(116.4)
Equity in earnings of unconsolidated affiliate	—	9.0	7.2

Income (loss) from continuing operations	(744.1)	147.0	213.7
Loss from discontinued operations	—	(1.5)	(75.7)

Net income (loss)	(744.1)	145.5	138.0
Noncontrolling interest	(13.0)	(8.6)	(21.7)

Net income (loss) attributable to JCG	$(757.1)	$136.9	$116.3

Basic earnings (loss) per share
attributable to JCG common shareholders:
Income (loss) from continuing operations	$(4.55)	$0.87	$1.09
Loss from discontinued operations	—	(0.01)	(0.43)

Net income (loss)	$(4.55)	$0.86	$0.66

Diluted earnings (loss) per share
attributable to JCG common shareholders:
Income (loss) from continuing operations	$(4.55)	$0.86	$1.07
Loss from discontinued operations	—	(0.01)	(0.42)

Net income (loss)	$(4.55)	$0.85	$0.65

Amounts attributable to JCG common shareholders:
Income (loss) from continuing operations	$(757.1)	$138.4	$192.0
Loss from discontinued operations	—	$(1.5)	$(75.7)

Net income (loss)	$(757.1)	$136.9	$116.3

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the year ended December 31,
	2009	2008	2007
CASH FLOWS PROVIDED BY (USED FOR):
Continuing Operations
Operating Activities:
Net income (loss)	$(744.1)	$147.0	$213.7
Adjustments to net income:
Depreciation and amortization	35.9	40.2	33.8
Deferred income taxes	(11.9)	(29.0)	16.2
Amortization of stock-based compensation	38.7	31.1	49.6
Investment (gains) losses, net	5.6	60.4	(6.1)
Goodwill and intangible asset impairments	856.7	—	—
Gain on early extinguishment of debt	(5.8)	—	—
Amortization of debt discount	3.5	0.3	0.2
Payment of deferred commissions, net	(8.0)	(0.7)	(27.7)
Other, net	5.3	5.3	(5.0)
Changes in working capital items:
Accounts receivable	(21.2)	66.3	(30.1)
Other current assets	3.7	(4.7)	12.6
Accounts payable and accrued compensation payable	16.1	(49.0)	31.0
Other accrued liabilities	2.0	(29.0)	2.6

Net operating	176.5	238.2	290.8

Investing Activities:
Purchase of property and equipment	(9.0)	(20.1)	(16.7)
Acquisitions	(1.3)	(161.4)	(81.0)
Distribution of cash from discontinued operations	—	13.5	44.2
Purchase of marketable securities	(57.4)	(72.3)	(177.5)
Proceeds from sales and maturities of marketable securities	58.1	91.5	127.7

Net investing	(9.6)	(148.8)	(103.3)

Financing Activities:
Proceeds from issuance of long-term debt	170.0	—	748.4
Debt issuance costs	(8.5)	—	(6.9)
Repayment of long-term debt	(456.0)	—	(158.1)
Issuance of common stock	218.1	—	—
Purchase of noncontrolling interests	(28.5)	—	—
Proceeds from stock plans	1.2	21.6	73.2
Excess tax benefit from equity-based compensation	0.4	4.4	10.6
Repurchase of common stock	—	(291.7)	(845.6)
Distributions to noncontrolling interests	(14.4)	(15.3)	(28.2)
Principal payments under capital lease obligations	(0.6)	—	—
Dividends paid to shareholders	(6.5)	(6.5)	(7.2)
Other, net	—	—	(0.1)

Net financing	(124.8)	(287.5)	(213.9)

Cash and Cash Equivalents:
Net increase (decrease)	42.1	(198.1)	(26.4)
At beginning of period	282.6	480.7	507.1

At end of period	$324.7	$282.6	$480.7

Discontinued Operations
Operating activities	$—	$(6.7)	$(2.1)
Investing activities	—	2.8	(46.2)

Cash and Cash Equivalents:
Net decrease	—	(3.9)	(48.3)
At beginning of period	0.4	4.3	52.6

At end of period	$0.4	$0.4	$4.3

Supplemental Cash Flow Information:
Cash paid for interest	$66.9	$71.8	$55.5
Cash paid for income taxes	$0.7	$99.9	$85.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Millions, Except Per Share Data)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Nonredeemable Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
Balance at December 31, 2006	193.5	$1.9	$1,978.6	$11.1	$3.6	$1,995.2
Cumulative-effect adjustment for the
adoption of a new accounting principle			29.9			29.9
Net income attributable to JCG			116.3		2.8	119.1
Net unrealized gain on available-for-sale securities				5.2		5.2
Amortization of net loss on cash flow hedge				0.4		0.4
Reclassification for gains included in net income				(12.8)		(12.8)
Foreign currency translation adjustment				0.9		0.9

Comprehensive income						112.8
Amortization of stock-based compensation			50.1		0.7	50.8
Issuance and forfeitures of restricted stock awards	0.9					—
Tax impact of stock-based compensation			6.7			6.7
Stock option exercises and employee stock purchases	4.2		73.2			73.2
Repurchase of common stock	(32.3)	(0.2)	(845.4)			(845.6)
Distributions to noncontrolling interests					(3.5)	(3.5)
Purchase of noncontrolling interests					(0.1)	(0.1)
Noncontrolling interest in consolidated investment products					3.6	3.6
Change in value of redeemable noncontrolling interest			78.1			78.1
Common stock dividends ($0.04 per share)			(7.2)			(7.2)

Balance at December 31, 2007	166.3	1.7	1,480.3	4.8	7.1	1,493.9
Net income attributable to JCG			136.9		2.4	139.3
Net unrealized loss on available-for-sale securities				(3.8)		(3.8)
Amortization of net loss on cash flow hedge				0.5		0.5
Reclassification for gains included in net income				(0.9)		(0.9)
Foreign currency translation adjustment				(5.9)		(5.9)

Comprehensive income						129.2
Amortization of stock-based compensation			29.3		2.1	31.4
Issuance and forfeitures of restricted stock awards	1.6					—
Tax impact of stock-based compensation			3.4			3.4
Stock option exercises and employee stock purchases	1.1		21.6			21.6
Repurchase of common stock	(11.1)	(0.1)	(291.6)			(291.7)
Distributions to noncontrolling interests					(2.5)	(2.5)
Purchase of noncontrolling interests					(0.3)	(0.3)
Noncontrolling interest in consolidated investment products					1.1	1.1
Change in value of redeemable noncontrolling interest			137.2			137.2
Common stock dividends ($0.04 per share)			(6.5)			(6.5)

Balance at December 31, 2008	157.9	1.6	1,510.6	(5.3)	9.9	1,516.8
Net loss attributable to JCG			(757.1)		3.0	(754.1)
Net unrealized gain on available-for-sale securities				2.4		2.4
Amortization of net loss on cash flow hedge				1.2		1.2
Reclassification for net gains included in net income				(0.4)		(0.4)
Impairment of available-for-sale securities				3.3		3.3
Foreign currency translation adjustment				(0.2)		(0.2)

Comprehensive income						(747.8)
Common stock issuance	20.9	0.2	217.9			218.1
Convertible debt issuance			26.4			26.4
Amortization of stock-based compensation			34.7		4.0	38.7
Issuance and forfeitures of restricted stock awards	3.2					—
Tax impact of stock-based compensation			(6.1)			(6.1)
Employee stock purchases			1.2			1.2
Noncontrolling interest in consolidated investment products					(0.9)	(0.9)
Purchase of noncontrolling interests					(2.3)	(2.3)
Distributions to noncontrolling interests					(3.2)	(3.2)
Change in value of redeemable noncontrolling interest			(22.8)			(22.8)
Common stock dividends ($0.04 per share)			(6.5)			(6.5)

Balance at December 31, 2009	182.0	$1.8	$998.3	$1.0	$10.5	$1,011.6

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — DESCRIPTION OF THE BUSINESS

Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") derive revenue and net income from providing investment management, administration, distribution and related services to individual and institutional investors through mutual funds, separate accounts and subadvised relationships (collectively referred to as "investment products") in both domestic and international markets. Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company's investment products or clients. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG's operating results. A significant portion of JCG's revenue is derived from contracts to manage mutual funds, which are subject to annual review and approval by each fund's Board of Trustees and/or its shareholders.

JCG's significant subsidiaries at December 31, 2009, include:

•
Janus Capital Management LLC ("Janus"), (wholly-owned subsidiary).  Janus offers growth equity, core and international equity as well as balanced, fixed income, alternative and money market investment products.

•
INTECH Investment Management LLC ("INTECH"), (approximate 92% owned subsidiary). INTECH offers risk-managed investment products that are based on a mathematical theorem that seeks to add value for clients by capitalizing on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a specified benchmark index, while controlling risks and trading costs. INTECH manages institutional and private accounts and subadvises certain Janus mutual funds. Subsequent to the February 19, 2010 acquisition of an additional 3% interest, JCG increased its ownership interest in INTECH to approximately 95%.

•
Perkins Investment Management LLC ("Perkins"), (approximate 78% owned subsidiary). Perkins offers value-disciplined investment products, including small, mid and large cap value investment products.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include all majority-owned subsidiaries, and all intercompany accounts and transactions have been eliminated. The equity method of accounting was used for Perkins prior to December 31, 2008, as JCG had significant influence but did not have the ability to exercise control. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date, February 24, 2010.

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

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the related assets (or the lease term, if shorter). Depreciation and amortization expense totaled $15.6 million, $15.9 million and $14.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Property and equipment is summarized as follows (in millions):

	Depreciation and Amortization Period	December 31,
		2009	2008
Furniture, fixtures and equipment, including computer equipment and systems	3-7 years	$165.2	$155.6
Leasehold improvements	3-24 years	36.5	34.9

Subtotal		201.7	190.5
Less accumulated depreciation		(153.3)	(139.4)

Property and equipment, net		$48.4	$51.1

JCG evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.

Software

Purchased software is recorded at cost and amortized over its estimated useful life. Computer software and development costs incurred in the preliminary project stage as well as training and maintenance costs are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. Capitalized software costs totaled $12.6 million and $8.6 million at December 31, 2009 and 2008, respectively, and are presented within property and equipment, net.

Deferred Commissions

Sales commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized over various periods, not exceeding four years, based on the estimated recoverability of the asset through distribution fee payments or contingent deferred sales charges. Contingent deferred sales charges received from early withdrawal charges reduce the unamortized deferred commissions balance. Amortization expense for the years ended December 31, 2009, 2008 and 2007 totaled

$7.8 million, $11.4 million and $8.9 million, respectively. Deferred commissions, which are recorded as components of other assets, are summarized as follows (in millions):

	December 31,
	2009	2008
Deferred commissions — current	$8.2	$5.0
Deferred commissions — long term	2.7	5.6

Total	$10.9	$10.6

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies. JCG's identifiable intangible assets generally represent the cost of client relationships and mutual fund advisory contracts acquired as well as brand name and trademark. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. Intangibles subject to amortization are tested for impairment whenever events or circumstances indicate that the asset may be impaired. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

Noncontrolling Interests

Noncontrolling interests that are not subject to put rights are classified in permanent equity. Redeemable noncontrolling interests are classified in mezzanine equity and are measured at estimated fair value as of the balance sheet date. Earnings attributable to noncontrolling interests that are and are not subject to put rights are combined in the Consolidated Statements of Income. Acquisitions of entities where JCG holds an existing controlling interest are treated as a reduction of noncontrolling interests or redeemable noncontrolling interests in an amount equal to the purchase price. See Note 11 for further discussion of noncontrolling interests.

Revenue Recognition

Investment management and shareholder servicing fees are recognized as services are provided. These revenues are generally determined in accordance with contracts based upon a percentage of assets under management.

Performance fees are based on the performance of certain investment products as compared to an established benchmark over a specified period of time and are recognized at the end of the contractual period if the stated performance criteria are achieved.

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

Other Income, Net

The components of other income are as follows (in millions):

	2009	2008	2007
Dividend income	$0.5	$1.9	$15.3
Interest income	0.4	5.4	12.4
Translation gains (losses), net	(1.1)	2.3	—
Other, net	1.1	—	—

Total	$0.9	$9.6	$27.7

Other Comprehensive Income

The components of other comprehensive income include the change in fair value of available-for-sale investments owned by JCG, amortization of a deferred loss on an interest rate swap as well as foreign currency translation adjustments, as follows (in millions):

Year ended December 31, 2009	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$3.8	$(1.4)	$2.4
Amortization of net loss on cash flow hedge	1.9	(0.7)	1.2
Reclassification for gains included in net income	(0.6)	0.2	(0.4)
Impairment of available-for-sale securities	5.2	(1.9)	3.3
Foreign currency translation adjustment	1.0	(1.2)	(0.2)

Total	$11.3	$(5.0)	$6.3

Year ended December 31, 2008	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized loss on available-for-sale securities	$(6.0)	$2.2	$(3.8)
Amortization of net loss on cash flow hedge	0.9	(0.4)	0.5
Reclassification for gains included in net income	(1.5)	0.6	(0.9)
Foreign currency translation adjustment	(3.0)	(2.9)	(5.9)

Total	$(9.6)	$(0.5)	$(10.1)

Year ended December 31, 2007	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$8.5	$(3.3)	$5.2
Amortization of net loss on cash flow hedge	0.7	(0.3)	0.4
Reclassification for gains included in net income	(20.8)	8.0	(12.8)
Foreign currency translation adjustment	1.5	(0.6)	0.9

Total	$(10.1)	$3.8	$(6.3)

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to the consolidation of variable interest entities that amends guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary and eliminates the scope exception for qualifying special-purpose entities. In

January 2010, the FASB deferred the provisions of this guidance primarily for entities with attributes of an investment company. This accounting guidance may otherwise have resulted in the consolidation of certain JCG investment products. An Exposure Draft is expected to be published at the beginning of the second quarter 2010 that will establish guidance for those entities who qualified for this deferral.

In January 2010, the FASB amended the previously issued guidance on fair value measurements to require additional disclosures regarding significant transfers between measurements using observable inputs as well as new disclosures regarding the activity of measurements using unobservable inputs. The effective date of the guidance for significant transfers between measurements using observable inputs is the Company's fiscal year beginning January 1, 2010. The effective date of the guidance for activity of measurements using unobservable inputs is the Company's fiscal year beginning January 1, 2011. The application of these provisions will not impact JCG's fair value measurements, but could result in additional disclosures.

NOTE 4 — ACQUISITIONS AND DISPOSITIONS

Acquisitions

INTECH

JCG increased its ownership of INTECH with the following purchases (in millions, except ownership %):

			Purchase Price Allocation
Acquisition Date	Interest Acquired	Purchase Price	Goodwill	Intangible Assets
February 19, 2010	3%	$31.4	$—	$—
April 30, 2009	3%	$25.3	$—	$—
March 31, 2008	3%	$60.7	$37.0	$23.7

As a result of the new accounting guidance related to redeemable noncontrolling interests effective January 1, 2009, the additional interest in INTECH acquired in 2009 resulted in a reduction of redeemable noncontrolling interests on the Consolidated Balance Sheets in an amount equal to the purchase price. No assets were recognized as a result of the April 2009 acquisition of an additional interest in INTECH or will be recognized on future acquisitions of noncontrolling interests. The pro forma results of operations have not been presented as they would not have been materially different from reported amounts. Intangible assets acquired in 2008 represent customer relationships that are being amortized over 12 years.

Perkins

During the fourth quarter 2009, JCG finalized the purchase price allocation related to the 2008 acquisition of the additional 50% interest in Perkins. The final purchase price allocation resulted in the recognition of $50.4 million of goodwill, which includes JCG's 30% original interest of $41.6 million previously accounted for as an equity method investment. JCG also recognized $85.2 million of mutual fund advisory contracts and $1.2 million of client relationships. Mutual fund advisory contracts are indefinite-lived intangible assets and client relationships are amortized over 12 years. The total amount of goodwill recognized is expected to be amortizable for tax purposes.

Dispositions

During the second quarter 2008, JCG disposed of its Printing and Fulfillment operations for $14.5 million.

NOTE 5 — MARKETABLE SECURITIES

JCG's marketable securities at December 31, 2009 and 2008, are summarized as follows (in millions):

	December 31, 2009				December 31, 2008
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Trading securities (carried at fair value)	$57.8	$3.9	$(4.8)	$56.9	$81.9	$1.0	$(20.5)	$62.4
Available-for-sale securities (carried at fair value)
Investment in advised funds	9.7	2.9	(0.1)	12.5	14.7	—	(4.8)	9.9
Structured investment vehicle	37.4	—	—	37.4	52.2	—	—	52.2
Derivative instruments	—	—	—	—	0.8	—	—	0.8

	$104.9	$6.8	$(4.9)	$106.8	$149.6	$1.0	$(25.3)	$125.3

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

JCG may redeem invested seed capital for a variety of reasons, including when third-party capital invested in the relevant product is sufficient to sustain the given investment strategy. JCG recognized $1.0 million, $1.7 million and $3.2 million of gains from the redemption of seed capital investments for the 12 months ended December 31, 2009, 2008 and 2007, respectively.

Investments in seed capital are classified as follows:

Trading Securities

At December 31, 2009, seed capital investments classified as trading securities totaled $56.9 million, representing $36.8 million of securities held in separately managed accounts and $20.1 million of securities held in the portfolios of advised funds consolidated by the Company. Trading securities are carried in JCG's consolidated financial statements at fair value, with changes in value recognized as gains and losses currently in earnings. JCG recognized net gains (losses) of $10.6 million, $(41.1) million and $17.6 million in earnings on securities classified as trading for the years ended December 31, 2009, 2008 and 2007, respectively. JCG recognized losses of $9.8 million and $1.8 million on hedged seed capital investments for the years ended December 31, 2009 and 2008, respectively.

Proceeds from the sale of trading securities totaled $19.2 million, $31.2 million and $20.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Available-for-Sale Securities

Investments in Advised Funds

At December 31, 2009, investments in advised funds totaled $12.5 million. Investments in advised funds are carried in JCG's consolidated financial statements at fair value, with changes in value recognized as gains and losses in other comprehensive income. Accumulated gains and losses are reclassified to earnings when the securities are sold. JCG periodically reviews the carrying value of investments in advised funds for impairment by evaluating the nature, duration and extent of any decline in fair value.

If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings. Other-than-temporary impairment charges of $5.2 million were recognized during the year ended December 31, 2009. No impairment charges were recognized during the years ended December 31, 2008 or 2007, for investments in advised funds.

Proceeds from the sale of investments in advised funds totaled $4.4 million, $6.8 million and $8.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Prior to the fourth quarter 2007, JCG accounted for all seed account investments as available-for-sale securities with unrealized gains and losses recorded as a component of other comprehensive income. In the fourth quarter 2007, JCG evaluated its seed capital investments and determined that investment products in which JCG owns a majority interest should be consolidated with changes in value recognized as gains and losses in earnings. JCG assessed the impact to 2007 and prior years under SEC guidance on materiality and quantification of misstatements, and concluded that the impact was not quantitatively material to 2007 results in the aggregate or any individual previous year. JCG reclassified the $17.6 million of unrealized gains associated with seed capital investments into 2007 earnings.

Structured Investment Vehicle

JCG's structured investment vehicle ("SIV") investment represents securities originally issued by Stanfield Victoria Funding LLC ("Stanfield"). During September 2009, Stanfield was restructured whereby security holders were given the option to participate in a new structure, receive their proportionate share of each investment position underlying Stanfield or auction their position. JCG, along with a majority of Stanfield security holders, elected to participate in the new structure under which each participating security holder's proportionate share of positions underlying Stanfield were transferred to VFNC Trust ("VFNC"), and their Stanfield security interests were exchanged for VFNC security interests. The restructuring has not impacted the valuation of the securities.

The VFNC securities are carried in JCG's consolidated financial statements based on JCG's estimate of fair value. JCG recognized impairment charges relating to the original Stanfield securities of $21.0 million and $18.2 million for the years ended December 31, 2008 and 2007, respectively. See Note 7 for further discussion of the fair value of the VFNC securities.

Derivative Instruments

JCG implemented an economic hedge strategy in December 2008 covering the majority of invested seed capital to mitigate a portion of the net income volatility created by the mark-to-market accounting of seed capital investments. The strategy utilizes futures contracts to minimize market losses while allowing for limited participation in market gains. These instruments are accounted for at fair value, with changes in fair value reported currently in earnings. The strategy initially utilized call options on various market indices. However, call options outstanding as of December 31, 2008, expired in early 2009 and no additional call options were purchased in 2009.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

JCG's intangible assets and goodwill are summarized below (in millions):

	December 31, 2008	Impairment Charges	Additions	Perkins Purchase Price Allocation	December 31, 2009
Indefinite-lived intangible assets:
Mutual fund advisory contracts	$943.1	$(109.7)	$—	$85.2	$918.6
Brand name and trademark	270.5	—	—	—	270.5
Definite-lived intangible assets:					—
Client relationships	162.5	—	—	1.2	163.7
Accumulated amortization	(54.9)	—	(12.5)	—	(67.4)

Net intangible assets	$1,321.2	$(109.7)	$(12.5)	$86.4	$1,285.4

Goodwill	$1,320.3	$(747.0)	$1.3	$(86.4)	$488.2

The majority of goodwill and intangible assets were generated from transactions in 2001 to buy out the noncontrolling interest of Janus and resulted in the recognition of $803.8 million of goodwill and $1,164.6 million of intangible assets, representing mutual fund advisory contracts, brand name, trademark and client relationships.

Acquisitions of interests in INTECH resulted in goodwill of $228.7 million and intangible assets of $133.1 million, representing client relationships. Acquisitions of interests in Perkins resulted in goodwill of $50.4 million and intangible assets of $86.4 million, representing mutual fund advisory contracts and client relationships.

During the fourth quarter 2009, JCG finalized the purchase price allocation related to the 2008 acquisition of additional Perkins interests, which resulted in the recognition of $85.2 million of indefinite-lived mutual fund advisory contracts, $8.8 million of goodwill and $1.2 million of definite-lived client relationships, which will be amortized over their estimated lives of 12 years.

Indefinite-lived intangible assets represent mutual fund advisory contracts, brand name and trademark.

Definite-lived intangible assets represent client relationships which are amortized over their estimated lives of seven to 25 years using the straight-line method. Amortization expense was $12.5 million, $12.9 million and $10.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future amortization expense is expected to be $11.9 million in 2010, $11.8 million in years 2011 through 2013, $9.3 million in 2014 and $39.7 million thereafter.

Impairment Testing

JCG conducts impairment analyses of indefinite-lived intangible assets and goodwill annually as of October 1 or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Definite-lived intangible assets are evaluated for impairment when events or circumstances indicate that the carrying value may not be recoverable. The October 2008 tests of indefinite-lived intangible assets and goodwill indicated that estimated fair values exceeded their respective book values and no impairment charges were recognized.

In response to significant declines in global markets, JCG's stock price, assets under management and revenues during the fourth quarter 2008, JCG re-evaluated indefinite-lived intangible assets, definite-lived intangible assets and goodwill for impairment as of December 31, 2008. The results of the assessments as of December 31, 2008, indicated that the estimated fair values of indefinite-lived intangible assets, definite-lived intangible assets and goodwill continued to exceed book value, requiring no impairment charges.

Based on further declines in global markets, JCG's stock price, assets under management and revenues subsequent to December 31, 2008, JCG revised its operating forecast downward and again evaluated indefinite-lived intangible assets, definite-lived intangible assets and goodwill for impairment as of March 31, 2009. As a result of these assessments, impairment charges of $109.7 million and $747.0 million were recognized on mutual fund advisory contracts and goodwill, respectively, in the first quarter 2009. The October 2009 tests of indefinite-lived intangible assets and goodwill indicated that estimated fair values exceeded their respective book values and no additional impairment charges were recognized.

NOTE 7 — FAIR VALUE MEASUREMENTS

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

•
Level 2 — Valuation inputs are quoted market prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured.

•
Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents the marketable securities carried at fair value as of December 31, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Trading securities	$29.6	$27.3	$—	$56.9
Available-for-sale securities
Investments in advised funds	6.6	5.9	—	12.5
Structured investment vehicle securities	—	—	37.4	37.4

Total marketable securities	36.2	33.2	37.4	106.8
Other assets
Mutual fund unit award hedge asset	62.2	—	—	62.2
Deferred compensation hedge asset	20.6	—	—	20.6

Total assets carried at fair value	$119.0	$33.2	$37.4	$189.6

Redeemable noncontrolling interests	—	—	101.1	101.1

Total liabilities carried at fair value	$—	$—	$101.1	$101.1

JCG's Level 1 and Level 2 fair value measurements consist of exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds, and shares of unconsolidated mutual funds.

JCG's Level 3 recurring fair value measurements include SIV securities and redeemable noncontrolling interests. Nonrecurring Level 3 fair value measurements include goodwill and mutual fund advisory contracts valued at $574.6 million and $833.4 million, respectively, as of March 31, 2009, the most recent valuation date. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements have been classified as Level 3.

The SIV securities were issued by a structured investment vehicle that purchased high grade medium-and long-term fixed income instruments financed by issuing low-cost, short-term senior debt instruments such as asset-backed commercial paper and asset-backed medium-term notes. To measure fair value, JCG undertakes a detailed analysis of the assets underlying the SIV securities and benchmarked those assets against instruments of a similar type with comparable yields, maturities and credit ratings for which quoted market prices are readily available. Discounts have been applied to the quoted market prices of the benchmark instruments to adjust for varying yields, credit ratings or other distinguishing characteristics. The valuation methodology for the SIV securities has been consistently applied since their acquisition in 2007 and subsequent restructuring in September 2009.

JCG measured the fair value of the SIV securities as of December 31, 2009, and determined that the valuation was consistent with the reported amount of $52.2 million as of December 31, 2008, less subsequent distributions. JCG received distributions totaling $14.8 million in 2009, which reduced the carrying value of the SIV securities to $37.4 million.

Redeemable noncontrolling interests in INTECH are measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of cash flows. Redeemable noncontrolling interests in Perkins are measured by a contractual formula intended to yield an amount representative of fair value. See Note 11 for further discussion of redeemable noncontrolling interests.

The changes in carrying value of JCG's recurring Level 3 fair value measurements are as follows (in millions):

	Stanfield securities	Redeemable noncontrolling interests
Carrying value at December 31, 2008	$52.2	$106.8
Distributions	(14.8)	(11.2)
Current earnings	—	8.9
Purchase of noncontrolling interests	—	(26.2)
Change in redemption value	—	22.8

Carrying value at December 31, 2009	$37.4	$101.1

JCG measured the fair value of intangible assets and goodwill using a discounted cash flow methodology in connection with impairment analyses performed as of March 31, 2009. Significant inputs to the discounted cash flow analysis include JCG's forecasted operating results, discount rate and terminal multiple of cash flows. See Note 6 for further discussion of the impairment analyses and the changes in carrying value of goodwill and intangible assets.

NOTE 8 — DEBT

Debt at December 31, 2009 and 2008, consisted of the following (in millions):

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
7.750% Senior Notes due 2009	$—	$—	$22.0	$21.8
5.875% Senior Notes due 2011	92.2	92.5	275.0	234.3
6.250% Senior Notes due 2012	120.8	121.2	299.8	240.5
6.119% Senior Notes due 2014	82.3	80.7	82.2	63.9
3.250% Convertible Senior Notes due 2014	128.9	206.7	—	—
6.700% Senior Notes due 2017	367.8	357.5	449.0	346.9

Total	792.0	858.6	1,128.0	907.4
Less: current maturities	—	—	(22.0)	(21.8)

Total long-term debt	$792.0	$858.6	$1,106.0	$885.6

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above.

7.750% Senior Notes Due 2009

On June 12, 2009, JCG made the $22.0 million principal payment on the 7.750% Senior Notes which were issued on July 2, 2002.

Tender Offer for Certain Outstanding Senior Notes

On August 13, 2009, the combined proceeds of the July 2009 common stock issuance (See Note 12) and convertible senior notes offering, together with available cash, were used to repurchase $443.3 million aggregate principal amount of the Company's outstanding 2011, 2012 and 2017 senior notes in a tender offer with a focus on the 2011 and 2012 senior notes. JCG recognized a $5.8 million net gain on early extinguishment of debt related to the repurchase of these notes. Results of the tender offer were as follows:

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

5.875% Senior Notes Due 2011

On September 18, 2006, JCG issued $275.0 million of 5.875% Senior Notes that are due September 15, 2011, and are not callable by JCG or redeemable at the option of the holders prior to maturity. Interest is paid semiannually on March 15 and September 15 of each year.

On May 2, 2006, JCG entered into a pay-fixed, receive-variable interest rate swap (the "Swap") in anticipation of a $272.0 million fixed rate debt issuance with a mandatory termination date of May 4, 2007. The Swap was designated and accounted for as a cash flow hedge and was designed to hedge the variability in interest payments on the anticipated fixed rate debt as a result of changes in the interest rate between inception of the Swap and the issuance of the debt. On September 18, 2006, the Swap was terminated and JCG incurred a loss of $4.4 million, or $2.7 million net of tax, which has been recorded in accumulated other comprehensive income on the Consolidated Balance Sheet and is being amortized to interest expense over the life of the 5.875% Senior Notes. In connection with the August 2009 tender of the 5.875% Senior Notes, $1.2 million of the unamortized loss on the hedge was recognized in earnings and is included as a component of the net gain on early extinguishment of debt.

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

6.119% Senior Notes Due 2014

On April 26, 2004, JCG issued $527.4 million of 6.119% Senior Notes that are due April 15, 2014, in exchange for $465.1 million of Senior Notes (comprised of $286.9 million of 7.000% Senior Notes and $178.2 million of 7.750% Senior Notes). Interest is paid semiannually on April 15 and October 15 of each year.

Convertible Senior Notes Offerings

In July 2009, JCG completed a $170.0 million offering of 3.250% convertible senior notes ("convertible senior notes"). Proceeds, net of issuance costs from the offering, totaled approximately $164.3 million. The convertible senior notes issued in July 2009 pay interest semiannually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted. The convertible senior notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG's election. Such a conversion would be at an initial conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $14.03 per share of common stock, subject to adjustment in certain circumstances. The convertible senior notes are not callable by JCG.

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding April 15, 2014, only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; or (2) upon the occurrence of specified corporate events.

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds are required to be bifurcated into debt and equity components. The $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate, which is consistent with the estimated market rate for similar senior notes with no conversion option. The debt component will accrete up to the face value over the five-year expected term through interest expense. The unamortized discount at December 31, 2009 is $41.1 million and will be amortized over the remaining period of 4.5 years. The $44.3 million (or $27.9 million, net of deferred taxes) initial equity component was determined using the difference between the proceeds and the debt component. The fair value of the convertible notes in the above table is based on the outstanding principal balance while the carrying value represents the outstanding principal balance exclusive of the unamortized discounts. Interest expense related to the convertible senior notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $6.1 million for the year ended December 31, 2009.

Change of Control and Rating Downgrade Covenant

If the Company experiences a change of control and in connection therewith the 2007 senior notes and 5.875% Senior Notes become rated below investment grade by Standard & Poor's ("S&P") Rating Service and Moody's Investors Service, Inc. ("Moody's"), JCG must offer to repurchase all of the 2007 Senior Notes and 5.875% Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

Interest Rate Adjustment Covenant

All of JCG's senior notes, excluding its convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company's debt rating is decreased by Moody's from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If at any time after the interest has been adjusted upward, either Moody's or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance. The interest rate adjustment covenant will permanently terminate if the Company's debt ratings increase to Baa2 by Moody's and BBB by S&P (or higher), with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. On February 23, 2009, S&P lowered JCG's credit rating to BB+, which resulted in a 25 basis point increase in the interest rates payable on all of JCG's senior notes, excluding its convertible senior notes.

Credit Facility

On June 12, 2009, JCG and the syndicate of banks amended the existing $350 million Five-Year Competitive Advance and Revolving Credit Facility Agreement (the "Credit Facility"). Under the amended Credit Facility, the bank syndicate's commitment has been decreased to $125 million, any borrowings will be secured by a large majority of JCG's assets, and the maturity date has been accelerated from June 1, 2012, to December 1, 2010. The covenants under the Credit Facility were amended to allow for a higher leverage ratio and a lower interest coverage ratio. In addition, a minimum assets under management covenant has been included in the amended Credit Facility. At December 31, 2009, JCG was in compliance with all covenants and there were no borrowings under the amended Credit Facility.

Aggregate Maturities of Indebtedness

The aggregate amounts of debt maturing in the next five years are as follow (in millions):

2010	$—
2011	92.2
2012	120.9
2013	—
2014	252.4
Thereafter	368.6

Total	$834.1

NOTE 9 — INCOME TAXES

JCG's provision for income taxes is summarized as follows (in millions):

	December 31,
	2009	2008	2007
Current:
Federal	$6.2	$76.2	$83.2
State and local	(2.4)	11.9	11.1
International	1.7	11.7	5.5

Total current	5.5	99.8	99.8

Deferred:
Federal	(14.5)	(10.1)	13.2
State and local	2.8	(20.9)	2.0
International	(0.1)	—	1.4

Total deferred	(11.8)	(31.0)	16.6

Total income tax provision	$(6.3)	$68.8	$116.4

JCG's deferred income tax liabilities (assets) are summarized as follows (in millions):

	December 31,
	2009	2008
Income Tax Liabilities:
Intangible assets	$429.4	$459.2
Investments	11.8	—
Debt discounts and issue costs	8.1	—
Other	13.6	12.7

Deferred tax liabilities	462.9	471.9

Income Tax Assets:
Compensation and benefits	(55.9)	(48.5)
Accrued liabilities	(17.3)	(14.2)
Debt discounts and issue costs	—	(13.8)
Investments	—	(18.5)
Other	(18.1)	(12.0)

Deferred tax assets	(91.3)	(107.0)

Net deferred income tax liabilities	$371.6	$364.9

The current deferred income tax amounts at December 31, 2009 and 2008, are included within other current assets. Deferred tax assets and liabilities are reflected on the balance sheet as follows (in millions):

	December 31,
	2009	2008
Current deferred income tax asset	$(18.5)	$(23.2)
Long-term deferred income tax liability	390.1	388.1

Net deferred income tax liabilities	$371.6	$364.9

JCG's effective income tax rate differs from the statutory federal income tax rate as follows:

	December 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State and local tax rate, net of federal benefit	2.0%	3.3%	3.6%
Noncontrolling interests	0.6%	-2.2%	-2.5%
Effect of state rate change	-0.3%	-5.9%	—
Impairment of goodwill	-36.8%	—	—
Tax adjustments	0.5%	0.8%	-1.0%
Other	-0.2%	0.4%	0.1%

Total effective income tax rate	0.8%	31.4%	35.2%

The accounting guidance for uncertainty in income taxes sets forth a specific method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The tax contingencies liability has been recorded in other long-term liabilities and other current liabilities, as appropriate. A reconciliation of the beginning and ending liability is as follows (in millions):

	December 31,
	2009	2008	2007
Beginning of period	$37.0	$34.7	$59.5
Cumulative effect of adoption of new accounting guidance			(29.3)
Additions for tax positions of current year	0.7	0.6	—
Additions for tax positions of prior years	1.4	0.8	1.9
Reduction due to statute expirations	(2.1)	(0.3)	—
Reduction due to settlement of audits	(2.4)	(0.7)	—
Accrued interest	2.3	1.9	2.6

End of period	$36.9	$37.0	$34.7

A deferred tax asset of $13.2 million has been recorded associated with the tax contingencies liability. If the tax contingencies liability and related deferred tax asset are reversed in future periods, the income tax provision would be favorably impacted by $23.7 million. As of December 31, 2009, JCG had $36.9 million of accrued reserves for income tax contingencies, including interest. JCG anticipates that its income tax contingency reserves will decrease by approximately $24.5 million in the next 12 months primarily from the expiration of statutes of limitations as well as the resolution of audits. Accordingly, this amount has been presented in current liabilities.

Tax returns filed in previous years are subject to audit by various federal, state and international taxing authorities, and as a result of such audits, additional tax assessments may be proposed. As of December 31, 2009, the majority of tax years from 1996 and forward remain subject to audit.

Taxing authorities generally charge interest and may assess penalties in the event that a tax position taken is subsequently reversed upon examination. JCG has accrued interest on its uncertain tax provisions based on the rates specified by the applicable taxing authorities and has recorded the interest as a component of the tax provision. At December 31, 2009 and 2008, $13.1 million and $12.9 million, respectively, of accrued interest are included in the liability for tax contingencies. Any potential penalties associated with a tax contingency will also be included as a component of the tax provision in the period in which the assessment of a penalty becomes likely. JCG does not believe that it is subject to any penalties related to its tax contingencies and, therefore, has not accrued a liability for tax penalties.

In the event of an overpayment of income taxes, taxing authorities generally pay interest from the date of the overpayment through the date on which an amended return is filed. JCG records interest income from taxing authorities as a component of the tax provision.

NOTE 10 — OTHER BALANCE SHEET CAPTIONS

Other current assets are composed of the following (in millions):

	December 31,
	2009	2008
Deferred compensation	$25.1	$11.9
Deferred commissions	8.2	5.0
Deferred income taxes	18.5	23.2
Other current assets	20.5	18.4

Total	$72.3	$58.5

Other current accrued liabilities are composed of the following (in millions):

	December 31,
	2009	2008
Accrued marketing and distribution	$14.1	$15.1
Income tax contingencies	24.5	—
Deferred compensation	17.5	2.5
Other accrued liabilities	24.4	26.5

Total	$80.5	$44.1

NOTE 11 — NONCONTROLLING INTERESTS

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

Noncontrolling Interests That Are Not Subject to Put Rights

Noncontrolling interests that are not subject to put rights consist of third-party investors in consolidated investment products, certain INTECH and Perkins interests granted to employees, and undistributed earnings of $6.8 million attributable to such interests. Certain of the INTECH and Perkins interests granted to employees will become subject to put rights upon vesting.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests consist of INTECH and Perkins interests that are currently puttable to JCG or will become puttable at certain future dates and undistributed earnings of $4.3 million attributable to such interests. The recognition of the fair value of the redeemable noncontrolling interests was effected through an increase to redeemable noncontrolling interests and a charge to retained earnings. Future changes in fair value will be recognized as increases or decreases to retained earnings.

INTECH

Pursuant to contractual obligations, on February 19, 2010, JCG acquired an additional interest in INTECH for $31.4 million, reducing the two founders' aggregate ownership interest to approximately 2% of INTECH. Each founder is entitled to retain his remaining INTECH shares outstanding until his death unless he is terminated for cause or leaves voluntarily while not in good standing. An INTECH founder will be considered to be in good standing if he voluntarily leaves after providing 12 months' prior notice and cooperating with the transition. Each of the two INTECH founding members has the option to require JCG to purchase from him his remaining ownership interest of INTECH at fair value. Total INTECH interests held by the two founders have an estimated value of approximately $52.3 million as of December 31, 2009.

Interests held by other INTECH employees subject to put rights have an estimated value of approximately $4.0 million as of December 31, 2009.

Perkins

On December 31, 2008 ("closing"), JCG increased its ownership of Perkins to approximately 80% with the purchase of an additional 50% ownership interest for $90.0 million in cash. Upon closing the transaction, Perkins granted senior profit interest awards designed to retain and incentivize key employees to grow the business. These awards vest on the fifth anniversary of grant and are generally entitled to a total of 5% of Perkins' annual net income. In addition, these awards have a formula-driven terminal value based on revenue growth and relative investment performance of products managed by Perkins. JCG can call and terminate any or all of the awards on the fifth, seventh or each subsequent anniversary of grant or prior to the fifth anniversary of grant if the formula yields a terminal value of $40.0 million. Participants can require JCG to terminate the awards in exchange for the then-applicable formula price on the sixth anniversary of grant. The senior profit interests are also subject to termination at premiums or discounts to the formula at the option of JCG or the relevant employee, as applicable, upon certain corporate or employment-related events affecting Perkins or the relevant employee.

During the first quarter 2009, the issuance of Perkins LLC Interests that vest ratably over four years to its Chief Executive Officer, resulted in a decrease of JCG's ownership in Perkins by 2.2%.

JCG also has the option to acquire the majority of the remaining 22.2% interest of Perkins at fair value on the third, fifth, seventh or each subsequent anniversary of the closing. The noncontrolling owners of Perkins have the option to require JCG to purchase any or all of their remaining interests on the fourth or sixth anniversary of closing at fair value. The total Perkins noncontrolling interest has an estimated value of approximately $40.5 million as of December 31, 2009, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to yield an amount representative of fair value.

NOTE 12 — COMMON STOCK ISSUANCE

In July 2009, JCG issued 20.9 million shares of common stock, par value $0.01, at $11.00 per share in an underwritten common stock offering for net proceeds of approximately $218.1 million. The common stock issuance was under JCG's effective Shelf Registration which allows it to register the sale of an indeterminate amount of preferred stock and additional common stock and debt securities.

NOTE 13 — LONG-TERM INCENTIVE COMPENSATION

The components of JCG's long-term incentive compensation expense are summarized as follows (in millions):

	December 31,
	2009	2008	2007
Stock options	$12.1	$8.3	$17.1
Restricted stock awards	24.8	20.7	32.2
Mutual fund units	21.6	14.3	30.4
Perkins Senior Profit Interests	2.3	—	—
Employee stock purchase plan	0.2	0.2	0.2

Total long-term incentive compensation	$61.0	$43.5	$79.9

Compensation cost associated with restricted stock includes $2.9 million, $2.2 million and $0.8 million of amortization of INTECH interests granted to certain key employees of INTECH for the years ended December 31, 2009, 2008 and 2007, respectively. Compensation cost classified within restricted stock also includes $1.2 million of amortization of Perkins interests granted to a Perkins employee for the year ended December 31, 2009.

Historical long-term incentive awards have been granted with ratable vesting schedules of between three and five years. The awards granted in 2009 were granted with a four-year ratable vesting schedule and are not subject to accelerated vesting. In addition to these awards, Perkins granted $5.0 million of interests that vest ratably over four years. The grant represents 2.8% of total Perkins interests. INTECH granted $5.5 million of interests which vest over 10 years. This grant represents less than 1.0% of total INTECH interests. The JCG awards granted in 2008 were granted with a three-year ratable vesting schedule and were not subject to accelerated vesting. The majority of JCG awards granted in 2007 were granted with a four-year ratable vesting schedule, subject to accelerated vesting up to 50% if certain financial performance criteria are achieved. Based on such criteria, the 2007 awards qualified for accelerated vesting of 45% on February 1, 2008. At December 31, 2009, unrecognized compensation, net of estimated forfeitures, and the weighted-average number of years over which the compensation cost will be recognized are summarized as follows (in millions and assuming no further accelerated vesting):

	Unrecognized Compensation	Weighted - Average Years
Stock options	$15.1	2.3
Restricted stock awards	47.6	3.8
Mutual fund units	33.5	2.4

Total	$96.2	3.1

Unrecognized INTECH interests included in restricted stock awards in the table above totaled $13.8 million and will be recognized over a weighted-average period of 7.7 years. Restricted stock included in the table above also includes unrecognized Perkins interests totaling $3.8 million and will be recognized over a weighted-average period of 3.0 years.

JCG generally grants annual long-term incentive awards in February of each year. The 2010 annual grant, not included in the table above, totaled $68.9 million and will be recognized ratably over a four-year period. The 2010 annual grant is not subject to performance-based accelerated vesting. In addition, JCG granted a $10.0 million restricted stock award to the new Chief Executive Officer on February 5, 2010. This award is not subject to performance-based accelerated vesting and will vest 50% in the first year and 25% in each of the second and third years.

Stock Options

The fair value of stock options granted to JCG employees was estimated on the date of each grant using the Black-Scholes option pricing model with the following assumptions:

	2009	2008	2007
Dividend yield	0.75%	0.13%	0.22%
Expected volatility	54%	32%	28%
Risk-free interest rate	1.85%	2.81%	4.86%
Expected life	5 years	5 years	5 years

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

The table below summarizes JCG's outstanding options:

	2009		2008		2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	11,704,879	$21.91	11,085,975	$20.54	13,746,429	$19.42
Granted	6,283,643	5.32	2,083,761	27.23	1,810,378	21.01
Exercised	—	—	(1,118,411)	18.02	(4,185,901)	17.22
Forfeited	(811,139)	15.10	(157,494)	23.66	(272,894)	19.00
Expired	(220,076)	28.97	(188,952)	20.94	(12,037)	13.44

Outstanding at December 31	16,957,307	$15.99	11,704,879	$21.91	11,085,975	$20.54

Exercisable	359,871	$6.21	—	$—	8,257,081	$20.76

Vested or expected to vest	15,520,200	$16.44	11,265,777	$21.89	10,712,913	$20.52

Weighted average fair value of options granted during the year	$2.41		$9.92		$7.02

Intrinsic value of options at December 31 (in millions):
Exercised	$—		$11.0		$43.8

Outstanding	$48.4		$—		$140.7

Exercisable	$2.6		$—		$104.1

The following table summarizes the information about stock options that were outstanding at December 31, 2009:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$5 to $20	10,761,433	5.18	$9.82
$20 to $30	4,774,614	4.01	24.00
$30 to $47	1,421,260	0.42	35.81

$5 to $47	16,957,307	4.45	15.99

Restricted Stock Awards

The table below summarizes unvested restricted stock awards for the years ended December 31, 2009 and 2008:

	2009		2008
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 1	1,947,189	$25.89	1,534,921	$18.52
Granted	3,748,536	5.76	1,735,176	27.88
Vested	(1,053,436)	19.67	(1,216,882)	21.76
Forfeited	(340,004)	14.18	(106,026)	24.82

Unvested at December 31	4,302,285	$10.79	1,947,189	$25.89

The total fair value of restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $9.5 million, $32.6 million and $48.6 million, respectively.

Mutual Fund Units

During 2009 and 2008, JCG granted $36.6 million and $33.9 million, respectively, in awards that are indexed to certain mutual funds managed by the Company. Upon vesting, participants receive the value of the award adjusted for earnings or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding. At the time of grant, the Company creates a fair value hedge to protect against the market variability of the mutual funds to which the awards are indexed by making investments equal to the amount of the awards in the mutual funds selected by the participants. Subsequent changes in market value increase or decrease the Company's asset with the offset to the mutual fund share award liability. Any hedge ineffectiveness will result in an increase or decrease in long-term incentive compensation expense. Hedge effectiveness is assessed quarterly and has been 100% effective since inception and, therefore, no gain or loss has been recognized. At December 31, 2009, the notional amount of the fair value hedge is $54.9 million and represents the cost basis of unvested awards.

Forfeiture Estimate

JCG estimates, at the time of grant, the amount of awards that are not expected to vest based on historical forfeiture rates and subsequently records adjustments, as appropriate.

Long-Term Incentive Stock Plans

On May 10, 2005, JCG shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan"), which allows the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. The 2010 annual grant in February substantially utilized the available equity-based awards under the 2005 Plan. The Company intends to seek shareholder approval for additional equity-based awards at its 2010 Annual Meeting of Stockholders.

NOTE 14 — EMPLOYEE BENEFIT PLANS

Substantially all full-time employees of JCG are eligible to participate in a company-sponsored 401(k), Employee Stock Ownership Plan ("ESOP") and profit-sharing plan (collectively, the "401(k) Plan"). Historically, JCG has matched a maximum of 3% of employee compensation in the 401(k) Plan. During 2009, JCG decreased the company match to the 401(k) Plan to $0.50 per dollar up to 3% of employee compensation. JCG has reinstated the previous 401(k) Plan company match of a maximum of

3% of employee compensation in 2010. Contributions to the ESOP and the profit-sharing components of the 401(k) Plan are made at the discretion of the Board of Directors' Compensation Committee. Participants vest ratably in the ESOP and profit-sharing contributions over a five-year period. Expenses related to the 401(k) Plan were $7.2 million, $10.8 million and $12.5 million in 2009, 2008 and 2007, respectively.

The Company also has a deferred compensation plan for certain highly compensated employees. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by the Company. The Company makes no contributions to the plan and is liable to the participants for the amount of the deferrals as adjusted for changes in market value. To protect against market variability of the liability, the Company creates a fair value hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Changes in market value increase or decrease the investment asset held by the Company with the offset recorded to the liability to the participants. Any hedge ineffectiveness will result in increases or decreases in employee compensation and benefits expense. Hedge effectiveness is assessed quarterly and has been 100% effective since inception and, therefore, no gain or loss has been recognized. At December 31, 2009, the notional amount of the fair value hedge is $10.4 million and represents total payroll deferrals.

NOTE 15 — EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share adjusts the weighted-average shares outstanding by the dilutive impact of shares underlying stock options and unvested restricted stock awards. The following is a summary of the earnings per share calculation (in millions, except per share data):

	For the year ended December 31,
	2009	2008	2007
Amounts attributable to JCG common shareholders:
Income (loss) from continuing operations	$(757.1)	$138.4	$192.0
Loss from discontinued operations	—	(1.5)	(75.7)

Net income (loss)	$(757.1)	$136.9	$116.3

Basic earnings (loss) per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	166.5	159.1	176.5

Income (loss) from continuing operations	$(4.55)	$0.87	$1.09
Loss from discontinued operations	—	(0.01)	(0.43)

Basic earnings (loss) per share	$(4.55)	$0.86	$0.66

Diluted earnings (loss) per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	166.5	159.1	176.5
Dilutive effect of stock options and unvested restricted stock using the treasury stock method	—	1.6	2.1

Weighted-average diluted common shares outstanding	166.5	160.7	178.6

Income (loss) from continuing operations	$(4.55)	$0.86	$1.07
Loss from discontinued operations	—	(0.01)	(0.42)

Diluted earnings (loss) per share	$(4.55)	$0.85	$0.65

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	For the year ended December 31,
	2009	2008	2007
Stock options	17.0	4.0	3.2
Unvested restricted stock	4.2	1.4	—

As a result of JCG's net loss for the year ended December 31, 2009, all stock options and unvested restricted stock are anti-dilutive. All shares held in the JCG ESOP are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the convertible senior notes because the effect would be anti-dilutive as the conversion requirements have not been met.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Operating Leases

JCG rents office space and equipment under the terms of various operating lease agreements. As of December 31, 2009, future minimum rental commitments under non-cancelable operating leases are as follows (in millions):

2010	$15.3
2011	13.9
2012	13.9
2013	11.3
2014	10.3
Thereafter	50.3

Total	$115.0

Rent expense was $20.2 million, $19.3 million and $14.8 million in 2009, 2008 and 2007, respectively.

Capital Leases

JCG's capital lease obligations represent leased computer equipment. The carrying value of the obligations at December 31, 2009, totaled $2.0 million and is included in accrued liabilities and other liabilities. The related lease terms extend through 2012.

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

NOTE 17 — LITIGATION

JCG is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions described below will not have a material adverse effect on JCG's consolidated financial condition. However, an adverse outcome in any of the actions could have a material adverse effect on the Company's financial position or results of operations for the period in which it is recorded. For the year ended December 31, 2009, JCG recorded charges totaling $31.4 million related to a judgment and legal settlements of other matters. JCG has established a $2.0 million litigation accrual for the remaining claims described below. Management believes the remaining claims have little or no merit and intends to defend against them.

Market Timing Litigation

Following the market timing investigations by the New York Attorney General ("NYAG") and the SEC in 2003, JCG and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case No. MDL No. 1586, 04-MD-15863). Five amended complaints were originally filed in these coordinated proceedings, one of which still remains. Namely, claims by a putative class of JCG shareholders asserting claims on behalf of the shareholders (First Derivative Traders, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, MDL 1586, formerly referred to as Wiggins, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, Case No. 04-CV-00818).

In the First Derivative Traders matter, the U.S. District Court entered an order dismissing all claims. Plaintiffs, however, appealed that dismissal to the U.S. Court of Appeals for the Fourth Circuit. In May 2009, the Fourth Circuit reversed the order of dismissal and remanded the case back to the U.S. District Court for further proceedings. In October 2009, JCG filed a petition for a writ of certiorari with the U.S. Supreme Court to review the order of the Fourth Circuit. On January 11, 2010, the U.S. Supreme Court asked the U.S. Solicitor General to file a brief on the legal questions presented in JCG's petition. As a result of these developments at the U.S. Supreme Court, the U.S. District Court has stayed all proceedings until the U.S. Supreme Court rules on JCG's petition for a writ of certiorari. In addition to the First Derivative Traders case, on January 20, 2010, the U.S. District Court entered orders dismissing the remaining claims asserted against Janus Capital and its affiliates by fund investors in Steinberg et al. v. Janus Capital Management, LLC et al., U.S. District Court, District of Maryland, Case No. 04-CV-00518 (a derivative claim involving alleged frequent trading practices). As a result of the above events, the Company and Janus are the remaining defendants, in some capacity, in the actions described in the preceding paragraph.

The Auditor of the State of West Virginia, in his capacity as securities commissioner, initiated administrative proceedings against many of the defendants in the market timing cases (including JCG) and seeks disgorgement and other monetary relief based on similar market timing allegations (In the Matter of Janus Capital Group Inc. et al., Before the Securities Commissioner, State of West Virginia, Summary Order No. 05-1320). In September 2006, JCG filed its answer to the Auditor's summary order instituting proceedings as well as a Motion to Discharge Order to Show Cause. On July 31, 2009, Janus filed a "Notice that Matter is Deemed Concluded." At this time, no further proceedings are scheduled in this matter.

NOTE 18 — RELATED PARTY TRANSACTIONS

JCG earns fees from the various registered investment companies for which it acts as investment adviser. Accounts receivable include amounts due from these investment companies. The table below presents this related party activity as of and for the years ended December 31 (in millions):

	Investment Management and Shareowner Servicing Fees	Accounts Receivable from Registered Investment Companies	12b-1 Plan Fees Earned
2009	$662.7	$73.0	$6.3
2008	$808.6	$54.0	$6.8
2007	$867.6	$89.9	$3.5

Certain officers and directors of JCG are also officers, directors and/or trustees for the various registered investment companies for which JCG acts as investment adviser.

NOTE 19 — SHAREHOLDER RIGHTS PLAN

JCG entered into the Shareholder Rights Plan ("Rights Plan") with UMB Bank, N.A., as rights agent as of June 14, 2000. Effective October 2, 2006, UMB Bank, N.A. was replaced as rights agent by Wells Fargo Bank N.A. In connection with the Rights Plan, the JCG Board of Directors declared a dividend of one right ("Right") for each outstanding share of JCG common stock as of the close of business on June 14, 2000 (the "Rights Record Date"). The Rights are not exercisable or transferable separately from the shares of JCG common stock until the earlier of (i) 10 days following a public announcement that a person or group has acquired or obtained the right to acquire beneficial ownership of 15% or more of the outstanding shares of JCG common stock (unless beneficial ownership of 15% or more is a result of Company repurchases of its own stock or other reduction in the number of shares outstanding), or (ii) 10 days following the commencement or announcement of an intention to make a tender or exchange offer that would result in an acquiring person or group beneficially owning 15% or more of the outstanding shares of JCG common stock (an "Acquiring Person"), unless the JCG Board of Directors sets a later date in either event (the earlier of (i) or (ii) being the "Rights Distribution Date"). Under the Rights Plan, the JCG Board of Directors has the option to redeem the Rights at a nominal cost or prevent the Rights from being triggered by designating certain offers for all the outstanding JCG common stock as Permitted Offers (as defined in the Rights Plan). No supplement or amendment may be made to the Rights Plan which changes the Redemption Price, the Final Expiration Date, the Purchase Price (as those terms are defined in the Rights Plan) or the number of1/1000ths of a share of Preferred Stock for which a Right is exercisable. Subject to the foregoing, prior to the Rights Distribution Date, JCG may amend or supplement the Rights Plan without the consent of any of the holders of the Rights. Following the Rights Distribution Date, the Rights Plan may be amended to cure any ambiguity, correct or supplement any provision that is defective or inconsistent with any other provision of the Rights Plan, or change or supplement any provision so long as such amendment or supplement does not adversely affect the holders of the Rights (other than an Acquiring Person or group). The Rights expire 10 years after the Rights Record Date unless earlier redeemed by JCG.

The Rights, when exercisable, entitle their holders (other than those held by an Acquiring Person) to purchase1/1000th of a share of Series A JCG Preferred Stock (subject to adjustment) or, in certain instances, other securities of JCG, including JCG common stock, having a market value equal to twice the exercise price of the Right. In certain circumstances, if JCG is involved in a merger or consolidation and is not the surviving entity or disposes of more than 50% of its assets or earnings power, the Rights also entitle their holders (other than an acquiring person or group) to purchase the highest priority voting shares in the surviving entity or its affiliates having a market value of two times the exercise price of the Rights.

The Rights Plan is intended to encourage a potential Acquiring Person or group to negotiate directly with the JCG Board of Directors but may have certain anti-takeover consequences. The Rights Plan could significantly dilute the interests in JCG of an Acquiring Person. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of JCG.

The JCG Board of Directors evaluates the Rights Plan every three years, and in October 2007 approved the continuation of the Rights Plan until the Rights expire. The JCG Board of Directors intends to let the Rights under the Rights Plan expire by its terms in June 2010.

NOTE 20 — SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one business segment, its Investment Management operations.

The following summary provides information concerning JCG's principal geographic areas as of and for the years ended December 31, 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Revenues:
United States	$757.1	$930.5	$1,000.2
International	91.6	107.4	116.8

Total	$848.7	$1,037.9	$1,117.0

Long-lived assets:
United States	$1,789.2	$2,626.1	$2,448.8
International	8.1	11.6	14.7

Total	$1,797.3	$2,637.7	$2,463.5

International revenues and assets are attributed to countries based on location in which revenues are earned, primarily the United Kingdom.

NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$170.3	$200.2	$227.6	$250.6	$848.7
Operating income (loss)	(829.8)	47.0	29.6	75.7	(677.5)
Income (loss) from continuing operations	(815.6)	19.2	11.8	40.5	(744.1)
Net income (loss)	(815.6)	19.2	11.8	40.5	(744.1)
Noncontrolling interest	(2.5)	(3.4)	(3.6)	(3.5)	(13.0)
Net income (loss) attributable to JCG	(818.1)	15.8	8.2	37.0	(757.1)
Basic earnings (loss) per share attributable to JCG common shareholders	$(5.22)	$0.10	$0.05	$0.21	$(4.55)
Diluted earnings (loss) per share attributable to JCG common shareholders:	$(5.22)	$0.10	$0.05	$0.20	$(4.55)

	2008
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$281.2	$304.2	$275.4	$177.1	$1,037.9
Operating income	89.5	105.1	93.3	45.2	333.1
Income from continuing operations	42.8	68.8	28.8	6.6	147.0
Income (loss) from discontinued operations	(1.6)	0.7	(0.6)	—	(1.5)
Net income	41.2	69.5	28.2	6.6	145.5
Noncontrolling interest	(3.8)	(3.2)	(2.8)	1.2	(8.6)
Net income attributable to JCG	37.4	66.3	25.4	7.8	136.9
Basic earnings per share attributable to JCG common shareholders:
Continuing operations	$0.24	$0.41	$0.17	$0.05	$0.87
Discontinued operations	(0.01)	—	—	—	(0.01)

Basic earnings per share	$0.23	$0.41	$0.17	$0.05	$0.86

Diluted earnings per share attributable to JCG common shareholders:
Continuing operations	$0.24	$0.40	$0.16	$0.05	$0.86
Discontinued operations	(0.01)	—	—	—	(0.01)

Diluted earnings per share	$0.23	$0.41	$0.16	$0.05	$0.85

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

As of December 31, 2009, JCG's management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Gregory A. Frost, Executive Vice President and Chief Financial Officer, reviewed and participated in management's evaluation of the disclosure controls and procedures. Based on this evaluation, Messrs. Weil and Frost concluded that, as of the date of their evaluation, JCG's disclosure controls and procedures were effective.

There has been no change in JCG's internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the fourth quarter 2009 that has materially affected, or is reasonably likely to materially affect, JCG's internal controls over financial reporting.

JCG's Management Report on Internal Control over Financial Reporting and Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm, which contains its attestation on JCG's internal control over financial reporting, are incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 AND 14.

The Company's Proxy Statement for its 2010 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   List of Documents Filed as Part of This Report

(1)
Financial Statements

The financial statements and related notes, together with the report of Deloitte & Touche LLP dated February 24, 2010, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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
4.5.1
7.00% Senior Notes due 2006 Indenture, dated as of November 6, 2001, between Janus Capital Group Inc. and The Chase Manhattan Bank, is hereby incorporated by reference from Exhibit 4.1 to JCG's Current Report on Form 8-K, dated November 6, 2001
4.5.2
Officers' Certificate pursuant to the Indenture (as per Exhibit 4.5.1 above) is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated November 6, 2001 (File No. 001-15253)
4.5.3
Officers' Certificate pursuant to the Indenture (as per Exhibit 4.5.1 above) is hereby incorporated by reference from Exhibit 4.1 to JCG's Current Report on Form 8-K, dated April 5, 2002 (File No. 001-15253)
4.5.4
Officers' Certificate pursuant to the Indenture (as per Exhibit 4.5.1 above) is hereby incorporated by reference from Exhibit 4.1 to JCG's Current Report on Form 8-K, dated July 2, 2002 (File No. 001-15253)
4.5.5
Second Supplemental Indenture, dated July 21, 2009, between Janus Capital Group Inc. and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated July 23, 2009 (File No. 001-15253)
4.5.6	Form of 3.25% Convertible Senior Notes due 2014, is hereby incorporated by reference from Exhibit 4.3 to JCG's Current Report on Form 8-K, dated July 23, 2009 (File No. 001-15253)
4.6	7.75% Notes Due 2009 Prospectus Supplement (to Prospectus dated April 25, 2002) is hereby incorporated by reference from Form 424B2, filed June 28, 2002 (File No. 333-86606)
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

4.5.5	Officers' Certificate pursuant to the Indenture establishing the terms of the 2012 Notes (as per Exhibit 4.10 above) is hereby incorporated by reference from Exhibit 4.1 to JCG's Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253)
4.5.6
Officers' Certificate pursuant to the Indenture establishing the terms of the 2017 Notes (as per Exhibit 4.10 above) is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253)
4.11
First Supplemental Indenture to the 2001 Indenture, dated as of June 14, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor to the Chase Manhattan Bank), is hereby incorporated by reference from Exhibit 4.5 to JCG's Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253)
4.12
First Supplemental Indenture to the 2004 Indenture, dated as of June 14, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor to JP Morgan Chase Bank), is hereby incorporated by reference from Exhibit 4.6 to JCG's Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253)
4.13
Notes Underwriting Agreement, dated July 15, 2009, between Janus Capital Group, Inc., and J.P. Morgan Securities Inc, and Goldman, Sachs & Co., as representatives and several underwriters, is hereby incorporated by reference from Exhibit 1.1 to JCG's Current Report on Form 8-K, dated July 17, 2009 (File No. 001-15253)
4.14
Common Stock Underwriting Agreement, dated July 15, 2009, between Janus Capital Group, Inc., and J.P. Morgan Securities Inc., and Goldman, Sachs & Co., as representatives and several underwriters, is hereby incorporated by reference from Exhibit 1.1 to JCG's Current Report on Form 8-K, dated July 17, 2009 (File No. 001-15253)
(10) Material Contracts
10.1
Representative Director Indemnification Agreement is hereby incorporated by reference from Exhibit 10.1 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.2
Intercompany Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.3 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.3
Tax Disaffiliation Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.4 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.4
$125 million Amended Competitive Advance and Revolving Credit Facility Agreement, dated as of June 12, 2009, with Citibank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent for the lenders, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended September 30, 2009 (File No. 001-15253)
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
10.8
Amended and Restated Janus Capital Group Inc. 1998 Long Term Incentive Stock Plan, effective as of January 22, 2008, is hereby incorporated by reference from Exhibit 10.8 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.9
Janus Capital Group Inc. Employee Stock Purchase Plan, as Amended and Restated Effective October 23, 2006, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001- 15253)*
10.10	Stilwell Financial Inc. Savings-Related Share Option Scheme, dated March 1, 2001, is hereby incorporated by reference from Exhibit 4.1 on Form S-8 dated April 27, 2001 (File No. 333-59636) *
10.11
Janus Capital Group Inc. Amended and Restated 2004 Employment Inducement Award Plan, effective as of January 22, 2008, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)*
10.12
Janus Capital Group Inc. Amended and Restated Mutual Fund Share Investment Plan, effective January 22, 2008, is hereby incorporated by reference from Exhibit 10.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-15253)*
10.13
Janus Capital Group Inc. Management Incentive Compensation Plan, effective January 1, 2008, is hereby incorporated by reference from Appendix D to JCG's 2008 Proxy Statement on Schedule 14A (File No. 001-15253)*
10.14
Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan ("Janus 401(k) Plan"), as amended and restated effective January 1, 2009, is hereby incorporated by reference from Exhibit 10.14 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.14.1	Amendment No. 1 to Janus Capital Group Inc. 401(k) Plan, effective December 30, 2009, is attached to this Form 10-K as Exhibit 10.14.1*
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

10.17.2	Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted in 2009, is hereby incorporated by reference from Exhibit 10.17.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.17.3
Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted to executive officers in 2010, is attached to this Form 10-K as Exhibit 10.17.3*
10.18
Amended and Restated Janus Capital Group Inc. 2005 Long-Term Incentive Stock Plan, effective January 22, 2008, is hereby incorporated by reference from Exhibit 10.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001- 15253)*
10.18.1	Registration Statement of additional common stock for JCG's 2005 Long-Term Incentive Stock Plan is hereby incorporated by reference from Form S-8, filed January 25, 2007 (File No. 333-140220)
10.19
Severance Rights Agreement by and between the Company and Gary D. Black, dated May 1, 2008, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 8-K, dated April 2, 2008 (File No. 001-15253)*
10.20
Amended and Restated Change in Control Agreement by and between the Company and Robin C. Beery, effective as of October 1, 2008, is hereby incorporated by reference from Exhibit 10.20 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.21
Change in Control Agreement by and between Janus Capital Group Inc. and Richard M. Weil, dated February 1, 2010, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 8-K, dated February 4, 2010 (File No. 001-15253)*
10.22
Consulting and Separation Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of April 20, 2004, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended March 1, 2004 (File No. 001-15253)*
10.23
Amended and Restated Form of Change in Control Agreement by and between Janus Management Holdings Corporation and each of the following: Daniel P. Charles, Gregory A. Frost and Kelley A. Howes, dated October 1, 2008, is hereby incorporated by reference from Exhibit 10.24 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.24
Severance Rights Agreement by and between Janus Capital Group Inc. and Richard M. Weil, dated February 1, 2010, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 8-K, dated February 4, 2010 (File No. 001-15253)*
10.25
Amended and Restated Form of Change in Control Agreement by and between Janus Management Holdings Corporation and each of the following: Jonathan D. Coleman and Richard Gibson Smith, dated October 1, 2008, is hereby incorporated by reference from Exhibit 10.25.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.25.1
Severance Rights Agreement by and between Janus Management Holdings Corporation and Jonathan D. Coleman, dated January 1, 2009, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 8-K, dated November 12, 2008 (File No. 001-15253)*

10.26	Severance Rights Agreement by and between Janus Management Holdings Corporation and Richard Gibson Smith, dated January 1, 2009, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 8-K, dated November 12, 2008 (File No. 001-15253)*
10.26.1
Amended and Restated Change in Control Agreement by and between Janus Management Holdings Corporation and James P. Goff, dated October 1, 2008, is hereby incorporated by reference from Exhibit 10.26.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.26.2
Amended Severance Letter Agreement by and between Janus Management Holdings Corporation and James Goff, dated October 1, 2008, is hereby incorporated by reference from Exhibit 10.26.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.27
Summary of Janus Capital Group Inc. Outside Director Compensation Program effective May 1, 2008, is hereby incorporated by reference from Exhibit 10.28 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.28
Separation Agreement by and between Janus Capital Group Inc. and Gary D. Black, dated July 13, 2009, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 8-K dated July 14, 2009 (File No. 001-15253)*
10.29
Summary of the Compensation Arrangement for Timothy K. Armour is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended September 30, 2009 (File No. 001-15253)*
10.30	Offer letter for Richard M. Weil dated January 6, 2010, is hereby attached to this Form 10-K as Exhibit 10.30.*
*Compensatory plan or agreement.
(12) Statements Re Computation of Ratios
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Annual Report on Form 10-K as Exhibit 12.1
(21) Subsidiaries of the Company
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Annual Report on Form 10-K as Exhibit 21.1
(23) Consents of Experts and Counsel
23.1	The Consent of Independent Registered Public Accounting Firm prepared pursuant to Item 601(b)(23) of Regulation S-K is attached to this Annual Report on Form 10-K as Exhibit 23.1
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant
31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant
(32) Section 1350 Certificates
32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99) Additional Exhibits
99.1	Lipper Rankings

(c)   Exhibits

JANUS CAPITAL GROUP INC.
2009 FORM 10-K ANNUAL REPORT
INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
10.14.1	Amendment No. 1 to Janus Capital Group Inc. 401(k) Plan	10
10.17.3	Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted to executive officers in 2010	10
10.30	Offer letter for Richard M. Weil dated January 6, 2010	10
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K	12
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K	21
23.1	The Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	23
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31
31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant	31
32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
99.1	Lipper Rankings	99

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Capital Group Inc.
By:	/s/ RICHARD M. WEIL Richard M. Weil Chief Executive Officer

February 24, 2010

The officers and directors of Janus Capital Group Inc., whose signatures appear below, hereby constitute and appoint Kelley A. Howes or Gregory A. Frost, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2009, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2010.

Signature	Title

/s/ RICHARD M. WEIL Richard M. Weil	Director and Chief Executive Officer
/s/ GREGORY A. FROST Gregory A. Frost	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ STEVEN L. SCHEID Steven L. Scheid	Chairman of the Board
/s/ TIMOTHY K. ARMOUR Timothy K. Armour	Director
/s/ PAUL F. BALSER Paul F. Balser	Director
/s/ G. ANDREW COX G. Andrew Cox	Director

Signature	Title

/s/ JEFFREY J. DIERMEIER Jeffrey J. Diermeier	Director
/s/ J. RICHARD FREDERICKS J. Richard Fredericks	Director
/s/ DEBORAH R. GATZEK Deborah R. Gatzek	Director
/s/ LAWRENCE E. KOCHARD Lawrence E. Kochard	Director
/s/ ROBERT T. PARRY Robert T. Parry	Director
/s/ JOCK PATTON Jock Patton	Director
/s/ LANDON H. ROWLAND Landon H. Rowland	Director
/s/ GLENN S. SCHAFER Glenn S. Schafer	Director
/s/ ROBERT SKIDELSKY Robert Skidelsky	Director