Form 10-Q
period 2010-03-31
JANUS CAPITAL GROUP INC
filed 2010-04-29
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 26, 2010, there were 183,726,485 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$269.0	$324.7
Marketable securities	105.5	106.8
Accounts receivable	124.3	122.3
Income taxes receivable	11.6	4.5
Other current assets	65.4	72.3
Total current assets	575.8	630.6

Other assets:
Property and equipment, net	46.7	48.4
Intangible assets, net	1,282.5	1,285.4
Goodwill	488.2	488.2
Other assets	94.6	77.7

Total assets	$2,487.8	$2,530.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7.2	$8.4
Accrued compensation and benefits	44.2	98.2
Other accrued liabilities	76.5	80.5
Total current liabilities	127.9	187.1

Other liabilities:
Long-term debt	793.9	792.0
Deferred income taxes	388.8	390.1
Other liabilities	55.7	48.4
Total liabilities	1,366.3	1,417.6

Commitments and contingencies

Redeemable noncontrolling interests	77.5	101.1

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.8	1.8
Retained earnings	1,031.3	998.3
Accumulated other comprehensive income	0.9	1.0
Total JCG stockholders’ equity	1,034.0	1,001.1
Noncontrolling interests	10.0	10.5
Total stockholders’ equity	1,044.0	1,011.6

Total liabilities and stockholders’ equity	$2,487.8	$2,530.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended
	March 31,
	2010	2009

Revenues:
Investment management fees	$205.8	$136.8
Performance fees	4.7	3.4
Shareowner servicing fees and other	36.4	30.1
Total	246.9	170.3

Operating Expenses:
Employee compensation and benefits	79.6	62.2
Long-term incentive compensation	18.6	13.4
Marketing and advertising	6.8	5.6
Distribution	35.1	20.1
Depreciation and amortization	9.9	8.9
General, administrative and occupancy	29.6	33.2
Goodwill and intangible asset impairments	—	856.7
Total	179.6	1,000.1

Operating income (loss)	67.3	(829.8)

Interest expense	(15.6)	(19.9)
Investment gains (losses), net	0.7	(7.2)
Other income, net	0.2	—
Income (loss) before taxes	52.6	(856.9)

Income tax provision	(19.2)	41.3

Net income (loss)	33.4	(815.6)
Noncontrolling interest	(2.1)	(2.5)

Net income (loss) attributable to JCG	$31.3	$(818.1)

Earnings (loss) per share attributable to JCG common shareholders:
Basic	$0.17	$(5.22)
Diluted	$0.17	$(5.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended
	March 31,
	2010	2009
CASH FLOWS PROVIDED BY (USED FOR):

Operating Activities:
Net income (loss)	$33.4	$(815.6)
Adjustments to net income (loss):
Depreciation and amortization	9.9	8.9
Deferred income taxes	11.3	(37.7)
Amortization of stock-based compensation	13.1	9.2
Investment (gains) losses, net	(0.7)	7.2
Goodwill and intangible asset impairments	—	856.7
Amortization of debt discount and deferred issue costs	3.0	0.6
Payment of deferred commissions, net	(2.7)	(1.1)
Other, net	0.5	(0.5)
Changes in working capital items:
Accounts receivable	(2.0)	10.9
Other current assets	(10.0)	(7.1)
Accounts payable and accrued compensation payable	(55.4)	(64.3)
Other liabilities	(5.2)	5.4
Net operating	(4.8)	(27.4)

Investing Activities:
Purchase of property and equipment	(2.4)	(4.2)
Acquisitions	—	(1.2)
Purchase of securities	(47.1)	(39.5)
Proceeds from sales and maturities of securities	30.2	27.3
Net investing	(19.3)	(17.6)

Financing Activities:
Purchase of noncontrolling interests	(31.4)	(0.7)
Proceeds from stock plans	1.1	0.2
Excess tax benefit from equity-based compensation	2.5	—
Distributions to noncontrolling interest	(3.5)	(5.0)
Principal payments under capital lease obligations	(0.3)	—
Net financing	(31.6)	(5.5)

Cash and Cash Equivalents:
Net decrease	(55.7)	(50.5)
At beginning of period	324.7	282.6
At end of period	$269.0	$232.1

Supplemental Cash Flow Information:
Cash paid for interest	$5.5	$8.4
Cash paid for income taxes	$14.7	$4.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share Data)

				Accumulated	Nonredeemable
				Other	Noncontrolling	Total
		Common	Retained	Comprehensive	Interest in	Stockholders’
	Shares	Stock	Earnings	Income (Loss)	Subsidiary	Equity

Balance at December 31, 2008	157.9	$1.6	$1,510.6	$(5.3)	$9.9	1,516.8
Net loss attributable to JCG			(757.1)		3.0	(754.1)
Net unrealized gain on available-for-sale securities				2.4		2.4
Amortization of net loss on cash flow hedge				1.2		1.2
Reclassification for net gains included in net income				(0.4)		(0.4)
Impairment of available-for-sale securities				3.3		3.3
Foreign currency translation adjustment				(0.2)		(0.2)
Comprehensive income						(747.8)
Common stock issuance	20.9	0.2	217.9			218.1
Convertible debt issuance			26.4			26.4
Amortization of stock-based compensation			34.7		4.0	38.7
Issuance and forfeitures of restricted stock awards, net	3.2					—
Tax impact of stock-based compensation			(6.1)			(6.1)
Employee stock purchases			1.2			1.2
Noncontrolling interest in consolidated investment products					(0.9)	(0.9)
Purchase of noncontrolling interests					(2.3)	(2.3)
Distributions to noncontrolling interests					(3.2)	(3.2)
Change in value of redeemable noncontrolling interest			(22.8)			(22.8)
Common stock dividends ($0.04 per share)			(6.5)			(6.5)
Balance at December 31, 2009	182.0	1.8	998.3	1.0	10.5	1,011.6

Net income attributable to JCG			31.3		0.7	32.0
Net unrealized gain on available-for-sale securities				0.3		0.3
Foreign currency translation adjustment				(0.4)		(0.4)
Comprehensive income						31.9
Amortization of stock-based compensation			8.1		1.2	9.3
Issuance and forfeitures of restricted stock awards, net	1.5					—
Tax impact of stock-based compensation			0.1			0.1
Stock option exercises and employee stock purchases	0.2		1.1			1.1
Noncontrolling interest in consolidated investment products					(0.1)	(0.1)
Distributions to noncontrolling interests					(1.1)	(1.1)
Change in fair value of redeemable noncontrolling interest			(7.6)		(1.2)	(8.8)
Balance at March 31, 2010	183.7	$1.8	$1,031.3	$0.9	$10.0	$1,044.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 —  Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “JCG” or the “Company”) management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All such adjustments are of a normal recurring nature. Such unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Prior year amounts related to the amortization of debt discount and deferred issue costs on the Consolidated Statements of Cash Flows have been reclassified to conform to the 2010 presentation.

Note 2 — Recent Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the consolidation of variable interest entities which amends guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary and eliminates the scope exception for qualifying special-purpose entities. In January 2010, the FASB deferred the provisions of this guidance primarily for entities with attributes of an investment company until the FASB and International Accounting Standards Board develop converged guidance on consolidating. This accounting guidance may otherwise have resulted in the consolidation of certain JCG investment products. An Exposure Draft is expected to be published during 2010.

In January 2010, the FASB amended the previously issued guidance on fair value measurements to require additional disclosures regarding the activity of measurements using unobservable inputs. The effective date of this guidance is the Company’s fiscal year beginning January 1, 2011. The application of these provisions will not impact JCG’s fair value measurements, but may result in additional disclosures.

Note 3 — Marketable Securities

JCG’s marketable securities at March 31, 2010 and December 31, 2009, are summarized as follows (in millions):

	March 31, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value

Trading securities (carried at fair value)	$55.9	$5.0	$(3.7)	$57.2	$57.8	$3.9	$(4.8)	$56.9
Available-for-sale securities (carried at fair value)
Investments in advised funds	9.6	3.4	—	13.0	9.7	2.9	(0.1)	12.5
Structured investment vehicle	35.3	—	—	35.3	37.4	—	—	37.4
	$100.8	$8.4	$(3.7)	$105.5	$104.9	$6.8	$(4.9)	$106.8

JCG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment, or “seeding,” of these investment products. Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities. JCG will consolidate such investment products as long as it holds a controlling interest, defined as greater than 50% ownership. Upon deconsolidation, JCG accounts for its investments as available-for-sale securities.

JCG may redeem invested seed capital for a variety of reasons, including when third-party capital invested in the relevant product is sufficient to sustain the given investment strategy. JCG recognized insignificant gains and losses from the redemption of seed capital investments for the three months ended March 31, 2010 and 2009, respectively.

JCG implemented an economic hedge strategy in December 2008 covering the majority of invested seed capital to mitigate a portion of the net income volatility created by the mark-to-market accounting of seed capital investments. The strategy utilizes futures contracts on various market indices to minimize volatility in earnings. These instruments are accounted for at fair value, with changes in fair value reported currently in earnings.

Investments in seed capital are classified as follows:

Trading Securities

At March 31, 2010, seed capital investments classified as trading securities totaled $57.2 million, representing $37.3 million of securities held in separately managed accounts and $19.9 million of securities held in the portfolios of advised funds consolidated by the Company. Trading securities are carried in JCG’s Consolidated Balance Sheets at fair value, with changes in value recognized as gains and losses currently in earnings. JCG recognized net gains and (losses) of $2.1 million and $(4.8) million in earnings on securities classified as trading for the three months ended March 31, 2010 and 2009, respectively. JCG recognized net gains and (losses) of $(1.5) million and $4.3 million on hedged seed capital investments for the three months ended March 31, 2010 and 2009, respectively.

Proceeds from the sale of trading securities totaled $1.6 million and $6.2 million for the three months ended March 31, 2010 and 2009, respectively.

Available-for-Sale Securities

Investments in Advised Funds

At March 31, 2010, investments in advised funds totaled $13.0 million. Investments in advised funds are carried in JCG’s Consolidated Balance Sheets at fair value, with changes in value recognized as gains and losses in other comprehensive income. Accumulated gains and losses are reclassified to earnings when the securities are sold on a specific identification basis. JCG periodically reviews the carrying value of investments in advised funds for impairment by evaluating the nature, duration and extent of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings. No impairment charges were recognized during the three months ended March 31, 2010. Other-than-temporary impairment charges of $5.2 million were recognized during the three months ended March 31, 2009.

Proceeds from the sale of investments in advised funds were not significant for the three months ended March 31, 2010 and totaled $0.8 million for the three months ended March 31, 2009.

Structured Investment Vehicle

JCG’s structured investment vehicle (“SIV”) investment represents securities originally issued by Stanfield Victoria Funding LLC (“Stanfield”). During September 2009, Stanfield was restructured whereby security holders were given the option to participate in a new structure, receive their proportionate share of each investment position underlying Stanfield or auction their position. JCG, along with a majority of Stanfield security holders, elected to participate in the new structure under which each participating security holder’s proportionate share of positions underlying Stanfield was transferred to VFNC Trust (“VFNC”) and their Stanfield security interests were exchanged for VFNC security interests.  The restructuring has not impacted the valuation of the securities.

The VFNC securities are carried in JCG’s consolidated financial statements based on JCG’s estimate of fair value. See Note 4 for further discussion of the fair value of the VFNC securities.

Note 4 — Fair Value Measurements

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

•	Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents assets and liabilities carried at fair value as of March 31, 2010 (in millions):

	Level 1	Level 2	Level 3	Total
Trading securities	$51.2	$6.0	$—	$57.2

Available-for-sale securities
Investments in advised funds	9.4	3.6	—	13.0
Structured investment vehicle securities	—	—	35.3	35.3
Total marketable securities	60.6	9.6	35.3	105.5

Other assets
Mutual fund unit award hedge asset	85.2	—	—	85.2
Deferred compensation hedge asset	22.0	—	—	22.0

Total assets carried at fair value	$167.8	$9.6	$35.3	$212.7

Redeemable noncontrolling interests	—	—	77.5	77.5

Total liabilities carried at fair value	$—	$—	$77.5	$77.5

JCG’s Level 1 and Level 2 fair value measurements consist of exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds, and shares of unconsolidated mutual funds. The underlying securities of mutual funds and separate accounts can be denominated in a foreign currency. The closing price of such securities may be adjusted to capture the effects of any post-closing activity impacting the markets in which they trade. These adjustments result in the securities being classified as Level 2 and can also create significant movements between securities classified as Level 1 and Level 2.

JCG’s Level 3 recurring fair value measurements include SIV securities and redeemable noncontrolling interests.  Nonrecurring Level 3 fair value measurements include goodwill and intangible assets.

The SIV securities were issued by a structured investment vehicle that purchased high grade medium- and long-term fixed-income instruments financed by issuing low-cost, short-term senior debt instruments such as asset-backed commercial paper and asset-backed medium-term notes. To measure fair value, JCG undertakes a detailed analysis of the assets underlying the SIV securities and benchmarks those assets against instruments of a similar type with comparable yields, maturities and credit ratings for which quoted market prices are readily available. Discounts have been applied to the quoted market prices of the benchmark instruments to adjust for varying yields, credit ratings or other distinguishing characteristics. The valuation methodology for the SIV securities has been consistently applied since their acquisition in 2007 and subsequent restructuring in September 2009.

JCG measured the fair value of the SIV securities as of March 31, 2010, and determined that the valuation was consistent with the previously reported amount of $37.4 million as of December 31, 2009, less subsequent distributions. JCG received distributions totaling $2.1 million in the first quarter 2010, which reduced the carrying value of the SIV securities to $35.3 million.

Redeemable noncontrolling interests in INTECH Investment Management LLC (“INTECH”) are measured at fair value using a discounted cash flow methodology.  Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of future cash flows. Redeemable noncontrolling interests in Perkins Investment Management LLC (“Perkins”) are measured by a contractual formula intended to represent fair value. See Note 7 for further discussion of redeemable noncontrolling interests.

The changes in carrying value of JCG’s recurring Level 3 fair value measurements are as follows (in millions):

		Redeemable
	VFNC	Noncontrolling
	Securities	Interests
Carrying value at December 31, 2009	$37.4	$101.1
Distributions	(2.1)	(2.4)
Current earnings	—	1.4
Purchase of noncontrolling interest	—	(31.4)
Change in fair value	—	8.8

Carrying value at March 31, 2010	$35.3	$77.5

JCG measures the fair value of goodwill and intangible assets using a discounted cash flow model. Significant inputs to the discounted cash flow analysis include JCG’s forecasted operating results, discount rate and terminal multiple of cash flows. Because of the significance of the unobservable inputs in the fair value measurements of these assets, such measurements have been classified as Level 3.

Note 5 — Debt

Debt consisted of the following (in millions):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.875% Senior Notes due 2011	$92.2	$94.5	$92.2	$92.5
6.250% Senior Notes due 2012	120.8	125.7	120.8	121.2
6.119% Senior Notes due 2014	82.3	83.6	82.3	80.7
3.250% Convertible Senior Notes due 2014	130.7	217.6	128.9	206.7
6.700% Senior Notes due 2017	367.9	368.6	367.8	357.5
Total long-term debt	$793.9	$890.0	$792.0	$858.6

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above.

Convertible Senior Notes

In July 2009, JCG issued $170.0 million of 3.250% convertible senior notes (“convertible senior notes”) which pay interest semiannually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted. The convertible senior notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG’s election. Such a conversion would be at an initial conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $14.03 per share of common stock, subject to adjustment in certain circumstances. The convertible senior notes are not callable by JCG.

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding April 15, 2014, only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; or (2) upon the occurrence of other specified events. On or after April 15, 2014, until maturity, holders may convert their notes regardless of the preceding circumstances.

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds are required to be bifurcated into debt and equity components. The $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate which is consistent with the estimated market rate at the time of issuance for similar senior notes with no conversion option. The debt component will accrete up to the face value over the five-year expected term through interest expense. The unamortized discount at March 31, 2010 is $39.3 million and will be amortized over the remaining period of 4.3 years. The $44.3 million (or $27.9 million, net of deferred taxes) initial equity component was determined using the difference between the proceeds and the debt component. The fair value of the convertible notes in the above table is based on the outstanding principal balance while the carrying value represents the outstanding principal balance exclusive of the unamortized discounts. Interest expense related to the convertible senior notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $3.3 million for the three months ended March 31, 2010.

Change of Control and Rating Downgrade Covenant

If the Company experiences a change of control and in connection therewith the 6.250% and 6.700% Senior Notes (“2007 Senior Notes”) and 5.875% Senior Notes become rated below investment grade by Standard & Poor’s (“S&P”) Rating Service and Moody’s Investors Service, Inc. (“Moody’s”), JCG must offer to repurchase all of the 2007 Senior Notes and 5.875% Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If at any time after the interest has been adjusted upward either Moody’s or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 by Moody’s and BBB by S&P (or higher), with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies.  On February 23, 2009, S&P lowered JCG’s credit rating to BB+, which resulted in a 25 basis point increase in the interest rates payable on all of JCG’s senior notes, excluding the convertible senior notes.

Capital Lease Obligations

JCG’s capital lease obligations represent leased computer equipment. The carrying value of the obligations at March 31, 2010, totaled $2.0 million and was included in other accrued liabilities and other liabilities. The related lease terms extend through 2012.

Note 6 — Income Tax Contingencies

As of March 31, 2010, JCG had $37.0 million of accrued reserves for income tax contingencies, including interest. JCG anticipates that its income tax contingency reserves will decrease by approximately $24.6 million in the next 12 months, primarily from the expiration of statute of limitations and the resolution of audits. Accordingly, this amount has been presented in other accrued liabilities.

Note 7 — Noncontrolling Interests

Noncontrolling interests that are not subject to put rights are classified in permanent equity. Redeemable noncontrolling interests are classified in mezzanine equity and are measured at estimated fair value as of the balance sheet date.  Earnings attributable to noncontrolling interests that are and are not subject to put rights are combined in the Consolidated Statements of Income. Acquisitions of entities where JCG holds an existing controlling interest are treated as a reduction of noncontrolling interests in an amount equal to the purchase price.

Noncontrolling Interests That Are Not Subject to Put Rights

Noncontrolling interests that are not subject to put rights consist of undistributed earnings related to third-party investors in consolidated investment products and certain INTECH and Perkins ownership interests granted to employees which totaled $10.0 million attributable to such interests as of March 31, 2010. Certain of the INTECH and Perkins ownership interests granted to employees become subject to put rights upon vesting at which time such interests are reclassified to redeemable noncontrolling interests.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests consist of INTECH and Perkins ownership interests that are currently puttable to JCG or will become puttable at certain future dates, and undistributed earnings of $3.5 million attributable to such interests as of March 31, 2010. Changes in fair value of redeemable noncontrolling interests are recognized as increases or decreases to redeemable noncontrolling interests with an offsetting charge to retained earnings.

INTECH

On February 19, 2010, pursuant to contractual obligations, JCG acquired an additional 3% interest in INTECH from the two founding members for $31.4 million. This transaction reduced the two founders’ aggregate ownership interest to approximately 2% of INTECH. Each founder is entitled to retain his remaining INTECH shares outstanding until his death unless he is terminated for cause or leaves voluntarily while not in good standing. An INTECH founder will be considered to be in good standing if he voluntarily leaves after providing 12 months’ prior notice and cooperating with the transition. Each of the two INTECH founding members has the option annually to require JCG to purchase from him his remaining ownership interest of INTECH at fair value. The following table discloses the effect on equity as a result of JCG’s acquisition of the additional 3% interest in INTECH (in millions):

Three months ended
March 31, 2010

Net income attributable to controlling interest	$18.9

Decrease in JCG retained earnings from acquisition of noncontrolling interest	(29.1)

Change from net income (controlling interest) and acquisitions of noncontrolling interest	$(10.2)

Total INTECH ownership interests held by the two founders have an estimated value of approximately $20.8 million as of March 31, 2010. Ownership interests held by other INTECH employees subject to put rights have an estimated value of approximately $4.0 million as of March 31, 2010.

Perkins

JCG has the option to acquire the majority of the remaining 22.2% interest of Perkins at fair value on the third, fifth, seventh or each subsequent anniversary of December 31, 2008 (“closing”), the date JCG acquired a majority ownership in Perkins.  The noncontrolling owners of Perkins have the option to require JCG to purchase any or all of their remaining ownership interests on the fourth or sixth anniversary of closing at fair value. The total Perkins noncontrolling interest has an estimated value of approximately $49.2 million as of March 31, 2010, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to represent fair value.

Note 8 — Long-Term Incentive Compensation

JCG granted $63.9 million in long-term incentive awards during the first three months of 2010, which generally vest and will be recognized ratably over a four-year period. The 2010 awards consisted of $8.4 million of restricted stock (0.7 million shares at a weighted average price of $11.78 per share), $13.4 million of stock options and $42.1 million of mutual fund units.

A total of 2.1 million stock options with a grant date fair value of $6.40 per option were awarded as part of the February 2010 grant. The grant date fair value of stock options was determined using the Black-Scholes model with the following assumptions: expected volatility of 65%, dividend yield of 0.34%, risk-free interest rate of 2.29% and an expected life of five years.

In addition to these awards, JCG granted a $10.0 million restricted stock award to its new chief executive officer on February 5, 2010. This award will vest 50% on December 31, 2010, and 25% in each of the second and third years commencing February 1, 2012. INTECH also granted $5.1 million of ownership interests to its employees which generally vest and will be recognized ratably over a four-year period. This grant represents less than 1.0% of total INTECH ownership interests.

The 2010 annual grant utilized the majority of the remaining shares under the 2005 Long-Term Incentive Stock Plan. On April 29, 2010, Janus shareholders approved the 2010 Long-Term Incentive Stock Plan, which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock.

Note 9 — Other Income, Net

The components of other income, net are as follows (in millions):

	Three months ended
	March 31,
	2010	2009
Dividend income	$—	$0.2
Interest income	0.1	—
Translation gains (losses), net	(0.1)	(0.2)
Other, net	0.2	—
Total	$0.2	$—

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

	Three months ended
	March 31,
	2010	2009
Net income (loss) attributable to JCG common shareholders:	$31.3	$(818.1)

Basic earnings (loss) per share attributable to JCG common shareholders:
Weighted average common shares outstanding	179.2	156.6

Basic earnings (loss) per share	$0.17	$(5.22)

Diluted earnings (loss) per share attributable to JCG common shareholders:
Weighted average common shares outstanding	179.2	156.6

Dilutive effect of stock options and unvested restricted stock using the treasury stock method	2.7	—
Weighted average diluted common shares outstanding	181.9	156.6
Diluted earnings (loss) per share	$0.17	$(5.22)

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation (in millions):

	Three months ended
	March 31,
	2010	2009
Stock options	12.9	17.9
Unvested restricted stock	0.6	4.9

All shares held in the JCG Employee Stock Ownership Plan are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the convertible senior notes because the effect would be anti-dilutive as the conversion requirements have not been met. As a result of JCG’s net loss for the quarter ended March 31, 2009, all stock options and unvested restricted stock were anti-dilutive.

Note 11 — Legal Proceedings

JCG is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions described below will not have a material adverse effect on JCG’s consolidated financial condition. However, an adverse outcome in any of the actions could have a material adverse effect on the Company’s financial position or results of operations for the period in which it is recorded. JCG has established a $2.0 million litigation accrual for the claims described below. Management believes these claims have little or no merit and intends to defend against them.

Market Timing Litigation

Following the market timing investigations by the New York Attorney General (“NYAG”) and the SEC in 2003, JCG and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case No. MDL No. 1586, 04-MD-15863). Five amended complaints were originally filed in these coordinated proceedings, two of which still remain including (i) claims by a putative class of JCG shareholders asserting claims on behalf of the shareholders (First Derivative Traders, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, MDL 1586, formerly referred to as Wiggins, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, Case No. 04-CV-00818); and (ii) derivative claims by investors in certain Janus funds ostensibly on behalf of such funds (Steinberg et al. v. Janus Capital Management, LLC et al., U.S. District Court, District of Maryland, Case No. 04-CV-00518).

In the First Derivative Traders matter, the U.S. District Court entered an order dismissing all claims. Plaintiffs, however, appealed that dismissal to the U.S. Court of Appeals for the Fourth Circuit. In May 2009, the Fourth Circuit reversed the order of dismissal and remanded the case back to the U.S. District Court for further proceedings. In October 2009, JCG filed a petition for a writ of certiorari with the U.S. Supreme Court to review the order of the Fourth Circuit. On January 11, 2010, the U.S. Supreme Court asked the U.S. Solicitor General to file a brief on the legal questions presented in JCG’s petition. As a result of these developments at the U.S. Supreme Court, the U.S. District Court has stayed all proceedings until the U.S. Supreme Court rules on JCG’s petition for a writ of certiorari. In addition to the First Derivative Traders case, on January 20, 2010, the U.S. District Court entered orders dismissing the remaining claims asserted against JCG and its affiliates by fund investors in the Steinberg matter. However, on February 17, 2010, plaintiffs filed a Notice of Appeal in that action. As a result of these events, JCG and its affiliates are the remaining defendants, in some capacity, in the actions described in the preceding paragraph.

The Auditor of the State of West Virginia, in his capacity as securities commissioner, initiated administrative proceedings against many of the defendants in the market timing cases (including JCG) and seeks disgorgement and other monetary relief based on similar market timing allegations (In the Matter of Janus Capital Group Inc. et al., Before the Securities Commissioner, State of West Virginia, Summary Order No. 05-1320). In September 2006, JCG filed its answer to the Auditor’s summary order instituting proceedings as well as a Motion to Discharge Order to Show Cause. On July 31, 2009, JCG filed a “Notice that Matter is Deemed Concluded.” At this time, no further proceedings are scheduled in this matter.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” “forecast” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Any statements that refer to expectations or other characterizations of future events, circumstances or results are forward-looking statements. These statements are based on the beliefs and assumptions of Company management based on information currently available to management.

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to,  risks, uncertainties, assumptions and factors specified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 included under headings such as  “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”  and in other filings and furnishings made by the Company with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. Many of these factors are beyond the control of the Company and its management. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. Except for the Company’s ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law.

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

JCG’s Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer and chief financial officer) (the “Officer Code”); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees of the board of directors (including the Audit, Compensation, Nominating, Corporate Governance, and Planning and Strategy committees) are available on its website (http://ir.janus.com/documents.cfm), and printed copies are available to any shareholder upon request by calling JCG at (888) 834-2536.  Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of JCG’s website.

RESULTS OF OPERATIONS

Overview

JCG provides investment management, administration, distribution and related services to individual and institutional investors through mutual funds, separate accounts and subadvised relationships (collectively referred to as “investment products”) in both domestic and international markets. Over the last several years, JCG has expanded its business to become a more diversified manager with increased product offerings and distribution capabilities. JCG provides investment advisory services through its primary subsidiaries, Janus Capital Management LLC (“Janus”), INTECH Investment Management LLC (“INTECH”) and Perkins Investment Management LLC (“Perkins”). Each of JCG’s three primary subsidiaries specializes in specific investment styles and disciplines. JCG’s investment products are distributed through three channels:  retail intermediary, institutional and international. Each distribution channel focuses on specific investor groups and the unique requirements of each group.

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company’s investment products. Certain investment products are also subject to performance fees which vary based on a product’s relative performance as compared to a benchmark index and the level of assets subject to such fees. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG’s operating results.

First Quarter 2010 Summary

Ending assets under management of $165.5 billion increased $5.8 billion, or 3.6%, from December 31, 2009, as a result of favorable market conditions during the first quarter 2010.  Average assets under management of $160.0 billion increased $4.8 billion, or 3.1%, from December 31, 2009.  Significant events in the first quarter 2010 included the appointment of Richard M. Weil as chief executive officer (“CEO”) effective February 1, 2010, and the acquisition of an additional 3% interest in INTECH for $31.4 million on February 19, 2010.

Investment Performance

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies.

Relative long-term investment performance remained strong with approximately 67%, 84% and 84% of complex-wide mutual funds in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of March 31, 2010.

Janus-managed equity mutual funds continue to outperform the majority of peers with 81%, 88% and 86% of equity mutual funds ranking in the top half of their Lipper categories on a one-,three- and five-year total return basis, respectively, as of March 31, 2010. Additionally, 25%, 100% and 100% of Janus-managed fixed income funds ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, for the same time period.

INTECH’s strategies continued to underperform over longer periods, with 0%, 42% and 56% of product strategies outperforming their respective benchmarks, net of fees, over the one-, three- and five-year periods ended March 31, 2010. However, INTECH’s near-term investment performance improved with 75% of strategies outperforming their respective benchmarks over the last six months.

Perkins delivered strong long-term investment performance with 50%, 100% and 100% of mutual funds ranking in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of March 31, 2010.

Assets Under Management and Flows

Valuation

The value of assets under management is derived from the cash and investment securities held by JCG’s investment products. Investment security values are determined using unadjusted or adjusted quoted market prices and independent third-party price quotes in active markets. For debt securities with maturities of 60 days or less, the amortized cost method is used to determine the value. Securities for which market prices are not readily available or are considered unreliable are internally valued using appropriate methodologies for each security type or by engaging third-party specialists. The value of the majority of the securities underlying JCG’s investment products is derived from readily available and reliable market price quotations.

The pricing policies for mutual funds advised by JCG’s subsidiaries (the “Funds”) are established by the Funds’ Independent Board of Trustees and are designed to test and validate fair value measurements. Responsibility for pricing securities held within separate and subadvised accounts may be delegated by the separate or subadvised client to JCG or another party.

Assets Under Management and Flows

Total Company assets under management of $165.5 billion at March 31, 2010, increased $54.6 billion, or 49.2%, from March 31, 2009. The increase was primarily driven by improving market conditions commencing in the second quarter 2009.

Janus’ long-term net inflows were $1.4 billion in the first quarter 2010 compared to long-term net outflows of $0.7 billion in the first quarter 2009. Perkins’ long-term net inflows were $1.0 billion in the first quarter 2010 and $0.3 billion in the first quarter 2009. The increase in Janus and Perkins long-term net flows is primarily due to improved sales in the retail intermediary channel as market conditions improved combined with strong investment performance.

INTECH’s long-term net outflows were $4.3 billion in the first quarter 2010 and $0.5 billion in the first quarter 2009.  Net outflows in the first quarter 2010 were primarily attributable to increased redemptions as a result of the relative underperformance in INTECH’s large cap growth strategies and domestic plan sponsors generally allocating away from large cap equities.

The following table presents the components of JCG’s assets under management (in billions):

	Three months ended March 31,
	2010	2009
Beginning of period assets	$159.7	$123.5
Long-term sales
Janus	6.6	3.7
INTECH	0.5	0.9
Perkins	2.3	1.4
Long-term redemptions
Janus	(5.2)	(4.4)
INTECH	(4.8)	(1.4)
Perkins	(1.3)	(1.1)
Long-term net flows*
Janus	1.4	(0.7)
INTECH	(4.3)	(0.5)
Perkins	1.0	0.3
Total long-term net flows	(1.9)	(0.9)
Net money market flows	(0.1)	(5.3)
Market/fund performance	7.8	(6.4)
End of period assets	$165.5	$110.9

*     Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

	Three months ended March 31,
	2010	2009
Average assets under management
Janus	$96.2	$61.0
INTECH	46.4	39.0
Perkins	15.7	8.6
Money market	1.7	4.5
Total	$160.0	$113.1

Assets and Flows by Investment Discipline

JCG, through its primary subsidiaries, offers investment products based on a diversified set of investment disciplines.  Janus offers growth/blend and global/international equity as well as fixed income and money market investment products. INTECH offers mathematical-based investment products and Perkins offers value-disciplined investments.  Assets and flows by investment discipline are as follows (in billions):

	Three Months Ended March 31,
	2010	2009
Growth/Blend
Beginning of period assets	$68.9	$50.0
Sales	3.5	2.4
Redemptions	3.4	3.5
Net sales (redemptions)	0.1	(1.1)
Market/fund performance	3.1	(1.9)
End of period assets	$72.1	$47.0

Global/International
Beginning of period assets	$19.4	$10.9
Sales	1.4	0.5
Redemptions	1.0	0.6
Net sales (redemptions)	0.4	(0.1)
Market/fund performance	1.4	(0.1)
End of period assets	$21.2	$10.7

Mathematical
Beginning of period assets	$48.0	$42.4
Sales	0.5	0.9
Redemptions	4.8	1.4
Net redemptions	(4.3)	(0.5)
Market/fund performance	2.2	(3.6)
End of period assets	$45.9	$38.3

Fixed Income
Beginning of period assets	$6.8	$3.2
Sales	1.7	0.8
Redemptions	0.8	0.3
Net sales	0.9	0.5
Market/fund performance	0.1	—
End of period assets	$7.8	$3.7

Value
Beginning of period assets	$14.9	$9.1
Sales	2.3	1.4
Redemptions	1.3	1.1
Net sales	1.0	0.3
Market/fund performance	0.9	(0.8)
End of period assets	$16.8	$8.6

Money Market
Beginning of period assets	$1.7	$7.9
Sales	0.1	3.0
Redemptions	0.2	8.3
Net redemptions	(0.1)	(5.3)
Market/fund performance	—	—
End of period assets	$1.6	$2.6

Results of Operations

Three Months Ended March 31, 2010, Compared with Three Months Ended March 31, 2009

Revenues

Investment management fees increased $69.0 million, or 50.4%, primarily as a result of the 41.5% increase in average assets under management driven by investment performance and favorable market conditions.

Performance fee revenue is derived from certain mutual funds and separate accounts. The increase of $1.3 million, or 38.2%, in performance fee revenue was primarily due to higher fees earned on mutual funds from improved performance.  At March 31, 2010, $26.8 billion and $6.8 billion mutual fund and private account assets, respectively, were subject to performance fees. Pending mutual fund shareholder approval in the 2010 mutual fund proxy, additional mutual funds representing $42.0 billion, or approximately 25% of assets under management at March 31, 2010, will become subject to performance fees over the next three years, with the first fee recognized in 2011.

Shareowner servicing fees and other revenue increased $6.3 million, or 20.9%, primarily as a result of an increase in transfer agent fees, partially offset by a decrease in money market administration fees. Transfer agent fees increased $9.3 million, or 41.9%, over the comparable prior period. Transfer agent fees are based on average assets under management distributed directly to investors by Janus, excluding money market assets, which increased 53.4% over the comparable prior period. Money market administration fees declined $2.7 million due to lower money market assets as a result of JCG’s exit from its institutional money market business effective April 30, 2009.

Expenses

Employee compensation and benefits increased $17.4 million, or 28.0%, principally due to higher incentive compensation for investment and non-investment personnel. The investment team incentive compensation plan is linked to individual performance, but also ties the aggregate level of compensation to revenue, which increased significantly over the comparable prior year period. Compensation for non-investment personnel, including sales commissions and companywide bonuses, increased from higher sales volumes primarily in the retail intermediary channel and higher anticipated 2010 company financial results.

Long-term incentive compensation increased $5.2 million, or 38.8%, primarily from $3.8 million of expense related to Perkins senior profit interest awards and from new awards granted in 2010, partially offset by the vesting of awards granted in prior years. JCG expects to incur an additional $6 million to $8 million of expense related to Perkins senior profit interest awards during the remainder of 2010. These awards have a formula-driven terminal value based on revenue growth and relative investment performance of products managed by Perkins.

Long-term incentive awards granted during 2010 totaled $63.9 million and will be recognized ratably over a four-year period. In addition to these awards, JCG granted a $10.0 million restricted stock award to the new CEO on February 5, 2010. This award will vest 50% on December 31, 2010, and 25% in each of the second and third years, commencing February 1, 2012. INTECH also granted $5.1 million of ownership interests, which generally vest and will be recognized ratably over a four-year period.

Marketing and advertising increased $1.2 million, or 21.4%, primarily due to $1.0 million of fund proxy costs for the election of the mutual fund trustees in JCG’s domestic mutual funds. Marketing expense in the second quarter 2010 is expected to include an additional $6 million to $9 million of mutual fund proxy costs. JCG is required by the SEC to pay for such elections every five years.

Distribution expense increased $15.0 million, or 74.6%, as a result of a similar increase in assets under management subject to third-party concessions. Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

General, administrative and occupancy expense decreased $3.6 million, or 10.8%, primarily as a result of lower legal expenses. The first quarter 2009 included a $7.5 million litigation reserve as a result of an adverse decision in a case brought by a former portfolio manager.

JCG recognized goodwill and intangible asset impairment charges of $747.0 million and $109.7 million, respectively, as of March 31, 2009. The goodwill impairment charge was not deductible for income tax purposes. A tax benefit of $40.6 million was recognized as a result of the impairment of mutual fund advisory contracts.

Interest expense declined $4.3 million, or 21.6%, primarily due to $7.3 million of lower interest expense as a result of the August 2009 tender offer which reduced long-term debt by approximately $443.3 million, partially offset by $3.3 million of interest expense associated with the July 2009 issuance of $170.0 million 3.250% convertible senior notes (“convertible senior notes”).

Mark-to-market gains on trading securities for the three months ended March 31, 2010, were largely offset by losses generated by a hedging strategy implemented in late 2008, covering the majority of seed capital, to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seed capital investments. Net investment losses of $7.2 million for the three months ended March 31, 2009 include impairment charges totaling $6.6 million, which were primarily related to securities classified as available-for-sale.

Noncontrolling interest decreased $0.4 million, or 16.0%, primarily from a decline in the noncontrolling ownership interests in INTECH as a result of JCG’s 2009 and 2010 acquisitions of INTECH.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data for the three months ended March 31, 2010 and 2009, is as follows (in millions):

	2010	2009
Cash flows used for:
Operating activities	$(4.8)	$(27.4)
Investing activities	(19.3)	(17.6)
Financing activities	(31.6)	(5.5)
Net change in cash and cash equivalents	(55.7)	(50.5)
Balance beginning of period	324.7	282.6
Balance end of period	$269.0	$232.1

On an annual basis, JCG’s cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements. Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. Cash flow from operations in the first quarter of each year typically includes the payment of annual bonuses for investment and non-investment personnel. The increase in cash flow from operations from the comparable prior year period was driven by higher revenues as a result of the increase in average assets under management.

Cash used for investing activities for the three months ended March 31, 2010, primarily represents $16.9 million for the net purchase of investments. Purchases and sales of investments are related to seed capital as well as hedging and vesting of mutual fund share awards. Cash used for investing activities for the comparable prior year period primarily represents $12.2 million for the net purchase of investments.

Cash used for financing activities for the three months ended March 31, 2010, primarily represents $31.4 million for the purchase of an additional 3% interest in INTECH. Cash used for financing activities for the comparable prior year period primarily represents $5.0 million of distributions to noncontrolling interest members of INTECH and Perkins.

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investors Service, Inc. (“Moody’s”) from Baa3 or by Standard & Poor’s (“S&P”) Rating Service from BBB-, up to a maximum increase of 200 basis points. If at any time after the interest has been adjusted upward either Moody’s or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance. For each 25 basis point increase or decrease, JCG’s interest expense will increase or decrease by approximately $1.7 million on an annualized basis. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 by Moody’s and BBB by S&P (or higher), with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies.  On February 23, 2009, S&P lowered JCG’s credit rating to BB+, which resulted in a 25 basis point increase in the interest rates payable on all of JCG’s senior notes, excluding the convertible senior notes.

Other Sources of Liquidity

Shelf Registration

The Company has effective a Shelf Registration Statement with the SEC that allows it to register the sale of an indeterminate amount of preferred stock and additional common stock and debt securities.

Credit Facility

JCG has a $125 million Competitive Advance and Revolving Credit Facility Agreement (the “Credit Facility”) with a syndicate of banks which terminates on December 1, 2010. The Credit Facility contains two financial covenants: a specified maximum financing leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains a minimum assets under management covenant and any borrowings are secured by a majority of JCG’s assets. At March 31, 2010, JCG was in compliance with all covenants and there were no borrowings under the amended Credit Facility.

The covenants and the calculation of the ratios, as defined in the amended Credit Facility, are as follows (in millions):

Last Four
Quarters Ended
March 31, 2010

Net income attributable to JCG	$92.3
Add back:
Gain on early extinguishment of debt	(5.8)
Tender costs	17.6
Interest expense	69.7
Income tax provision	54.2
Depreciation and amortization	36.9
Non-cash amortization of long-term incentive compensation	66.2
Unrealized gains or losses on investments	(15.5)
Other nonrecurring cash charges	25.9
Cash paid for deferred commissions and mutual fund share awards	(52.9)
Adjusted net income	$288.6

Debt (including capital leases and letters of credit)	$796.0

Leverage Ratio (debt divided by adjusted net income)	2.76
Cannot exceed 8.00

Interest Coverage Ratio (adjusted net income divided by last four quarters interest expense)	4.1
Must equal or exceed 2.0

Minimum assets under management Ending long-term assets under management (in billions)	$163.9
Must exceed $80.0 billion

JCG intends to negotiate a new credit facility during the second half of 2010.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.     Controls and Procedures

JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Gregory A. Frost, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Weil and Frost concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I, Item 1. Financial Statements, Note 11 — Legal Proceedings.

Item 1A.     Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2008, JCG’s Board of Directors authorized a fifth $500 million stock repurchase program with no expiration date to take effect when the current authorization is utilized. The amount that may yet be repurchased under current unexpired authorizations as of March 31, 2010, is $521.2 million. There were no share repurchases for the three months ended March 31, 2010, under the current authorization or from employees as part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934). Currently, tax withholdings on vesting employee stock-based compensation are satisfied by employees selling shares on the open market and JCG does not repurchase shares under a share withholding program.

Item 6.     Exhibits

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

Date: April 29, 2010

Janus Capital Group Inc.

/s/ Richard M. Weil
Richard M. Weil,
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