Form 10-Q
period 2010-06-30
JANUS CAPITAL GROUP INC
filed 2010-07-26
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of July 20, 2010, there were 183,650,219 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$259.5	$324.7
Investment securities	89.4	106.8
Accounts receivable	107.7	122.3
Income taxes receivable	23.2	4.5
Other current assets	67.7	72.3
Total current assets	547.5	630.6

Other assets:
Property and equipment, net	46.3	48.4
Intangible assets, net	1,279.5	1,285.4
Goodwill	488.2	488.2
Investment securities and other assets	180.8	77.7

Total assets	$2,542.3	$2,530.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7.3	$8.4
Accrued compensation and benefits	68.9	98.2
Other accrued liabilities	85.7	80.5
Total current liabilities	161.9	187.1

Other liabilities:
Long-term debt	795.8	792.0
Deferred income taxes	395.3	390.1
Other liabilities	52.7	48.4
Total liabilities	1,405.7	1,417.6

Commitments and contingencies

Redeemable noncontrolling interests	81.3	101.1

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.8	1.8
Retained earnings	1,050.5	998.3
Accumulated other comprehensive income (loss)	(1.8)	1.0
Total JCG stockholders’ equity	1,050.5	1,001.1
Noncontrolling interests	4.8	10.5
Total stockholders’ equity	1,055.3	1,011.6

Total liabilities and stockholders’ equity	$2,542.3	$2,530.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Investment management fees	$207.8	$159.8	$413.6	$296.6
Performance fees	4.3	6.5	9.0	9.9
Shareowner servicing fees and other	37.2	33.9	73.6	64.0
Total	249.3	200.2	496.2	370.5

Operating Expenses:
Employee compensation and benefits	79.4	66.2	159.0	128.4
Long-term incentive compensation	20.5	14.0	39.1	27.4
Marketing and advertising	15.2	8.2	22.0	13.8
Distribution	35.6	25.4	70.7	45.5
Depreciation and amortization	9.9	8.0	19.8	16.9
General, administrative and occupancy	27.3	31.4	56.9	64.6
Goodwill and intangible asset impairments	—	—	—	856.7
Total	187.9	153.2	367.5	1,153.3

Operating income (loss)	61.4	47.0	128.7	(782.8)

Interest expense	(15.8)	(19.7)	(31.4)	(39.6)
Investment gains (losses), net	3.2	0.3	3.9	(6.9)
Other income, net	0.7	0.4	0.9	0.4
Income (loss) before taxes	49.5	28.0	102.1	(828.9)

Income tax provision	(18.1)	(8.8)	(37.3)	32.5

Net income (loss)	31.4	19.2	64.8	(796.4)
Noncontrolling interests	(1.2)	(3.4)	(3.3)	(5.9)

Net income (loss) attributable to JCG	$30.2	$15.8	$61.5	$(802.3)

Earnings (loss) per share attributable to JCG common shareholders:
Basic	$0.17	$0.10	$0.34	$(5.12)
Diluted	$0.17	$0.10	$0.34	$(5.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended
	June 30,
	2010	2009
CASH FLOWS PROVIDED BY (USED FOR):

Operating Activities:
Net income (loss)	$64.8	$(796.4)
Adjustments to net income (loss):
Depreciation and amortization	19.8	16.9
Deferred income taxes	10.6	(33.1)
Amortization of stock-based compensation	27.4	18.5
Investment (gains) losses, net	(3.9)	6.9
Goodwill and intangible asset impairments	—	856.7
Amortization of debt discount and deferred issuance costs	6.0	1.3
Payment of deferred commissions, net	(5.1)	(3.1)
Other, net	(0.4)	(2.0)
Changes in working capital items:
Accounts receivable	14.6	5.9
Other current assets	(24.9)	(10.1)
Accounts payable and accrued compensation payable	(31.2)	(43.3)
Other liabilities	5.7	1.8
Net operating	83.4	20.0

Investing Activities:
Purchase of property and equipment	(5.8)	(6.7)
Acquisitions	—	(1.3)
Purchase of investment securities	(142.8)	(44.1)
Proceeds from sales and maturities of investment securities	49.7	34.4
Net investing	(98.9)	(17.7)

Financing Activities:
Debt issuance costs	—	(2.8)
Repayment of long-term debt	—	(22.0)
Purchase of noncontrolling interests	(36.4)	(27.5)
Proceeds from stock plans	1.6	0.5
Excess tax benefit from equity-based compensation	2.6	—
Distributions to noncontrolling interests	(9.6)	(7.9)
Principal payments under capital lease obligations	(0.5)	—
Dividends paid to shareholders	(7.4)	(6.5)
Net financing	(49.7)	(66.2)

Cash and Cash Equivalents:
Net decrease	(65.2)	(63.9)
At beginning of period	324.7	282.6
At end of period	$259.5	$218.7

Supplemental Cash Flow Information:
Cash paid for interest	$24.9	$37.3
Cash paid for income taxes	$51.1	$13.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share Data)

				Accumulated	Nonredeemable
				Other	Noncontrolling	Total
		Common	Retained	Comprehensive	Interests in	Stockholders’
	Shares	Stock	Earnings	Income (Loss)	Subsidiaries	Equity

Balance at December 31, 2008	157.9	$1.6	$1,510.6	$(5.3)	$9.9	$1,516.8
Net loss attributable to JCG			(757.1)		3.0	(754.1)
Net unrealized gain on available-for-sale securities				2.4		2.4
Amortization of net loss on cash flow hedge				1.2		1.2
Reclassification for net gains included in net income				(0.4)		(0.4)
Impairment of available-for-sale securities				3.3		3.3
Foreign currency translation adjustment				(0.2)		(0.2)
Comprehensive income						(747.8)
Common stock issuance	20.9	0.2	217.9			218.1
Convertible debt issuance			26.4			26.4
Amortization of stock-based compensation			34.7		4.0	38.7
Issuance and forfeitures of restricted stock awards, net	3.2					—
Tax impact of stock-based compensation			(6.1)			(6.1)
Employee stock purchases			1.2			1.2
Noncontrolling interests in consolidated investment products					(0.9)	(0.9)
Purchase of noncontrolling interests					(2.3)	(2.3)
Distributions to noncontrolling interests					(3.2)	(3.2)
Change in value of redeemable noncontrolling interests			(22.8)			(22.8)
Common stock dividends ($0.04 per share)			(6.5)			(6.5)
Balance at December 31, 2009	182.0	1.8	998.3	1.0	10.5	1,011.6

Net income attributable to JCG			61.5		1.3	62.8
Net unrealized loss on available-for-sale securities				(0.4)		(0.4)
Amortization of net loss on cash flow hedge				0.1		0.1
Reclassification for net gains included in net income				(1.2)		(1.2)
Foreign currency translation adjustment				(1.3)		(1.3)
Comprehensive income						60.0
Amortization of stock-based compensation			16.2		2.4	18.6
Issuance and forfeitures of restricted stock awards, net	1.4					—
Tax impact of stock-based compensation			(5.0)			(5.0)
Stock option exercises and employee stock purchases	0.3		1.6			1.6
Noncontrolling interests in consolidated investment products					(0.7)	(0.7)
Purchase of noncontrolling interests					(5.0)	(5.0)
Distributions to noncontrolling interests					(2.5)	(2.5)
Change in fair value of redeemable noncontrolling interests			(14.7)		(1.2)	(15.9)
Common stock dividends ($0.04 per share)			(7.4)			(7.4)
Balance at June 30, 2010	183.7	$1.8	$1,050.5	$(1.8)	$4.8	$1,055.3

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

The accompanying condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Prior year amounts related to the amortization of debt discounts and deferred issuance costs on the Consolidated Statements of Cash Flows have been reclassified to conform to the 2010 presentation.

Note 2 — Recent Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the consolidation of variable interest entities which amends guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary and eliminates the scope exception for qualifying special-purpose entities. In January 2010, the FASB deferred the provisions of this guidance primarily for entities with attributes of an investment company until the FASB and International Accounting Standards Board develop converged guidance on consolidation. This accounting guidance may otherwise have resulted in the consolidation of certain JCG investment products. An Exposure Draft is expected to be published during 2010.

In January 2010, the FASB amended the previously issued guidance on fair value measurements, which will change the current disclosure requirement of Level 3 measurement activity from a net basis to a gross basis. The effective date of this guidance is the Company’s fiscal year beginning January 1, 2011. The application of these provisions will not impact JCG’s fair value measurements, but may result in additional disclosures.

Note 3 — Investment Securities

JCG’s investment securities at June 30, 2010 and December 31, 2009, are summarized as follows (in millions):

	June 30, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Short-term investments:
Trading securities (carried at fair value)	$48.9	$2.5	$(6.2)	$45.2	$57.8	$3.9	$(4.8)	$56.9
Available-for-sale securities (carried at fair value)
Investments in advised funds	9.9	1.6	(0.4)	11.1	9.7	2.9	(0.1)	12.5
Other investment securities	33.1	—	—	33.1	37.4	—	—	37.4
Total short-term investments	$91.9	$4.1	$(6.6)	$89.4	$104.9	$6.8	$(4.9)	$106.8

Long-term investments:
Held-to-maturity securities (carried at amortized cost)	$92.8	$—	$—	$92.8	$—	$—	$—	$—
Total long-term investments	$92.8	$—	$—	$92.8	$—	$—	$—	$—

Proceeds and net gains (losses) from the redemption of investment securities were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Proceeds from redemptions:
Trading securities	$1.3	$0.7	$2.9	$6.9
Available-for-sale securities	5.6	—	5.6	0.8

Net gains (losses) from redemption of investment securities	1.9	—	2.2	(0.1)

Investment securities are classified as follows:

Trading Securities

JCG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment, or “seeding,” of these investment products. Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities. At June 30, 2010, investments classified as trading securities totaled $45.2 million, representing $29.4 million of securities held in separately managed accounts and $15.8 million of securities held in the portfolios of funds advised by the Company. Trading securities are carried in JCG’s Consolidated Balance Sheets at fair value, with changes in value recognized in investment gains (losses), net on the Consolidated Statements of Income.

JCG implemented an economic hedge strategy in December 2008 covering the majority of trading securities to mitigate a portion of the net income volatility created by the mark-to-market accounting of these investment securities. The strategy utilizes futures contracts on various market indices to minimize volatility in earnings. These instruments are settled daily, with settlement amounts recognized in investment gains (losses), net on the Consolidated Statements of Income.

JCG recognized the following net gains (losses) on trading securities and associated futures contracts (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net gains (losses) in earnings:
Trading securities	$(4.8)	$6.9	$(2.7)	$2.2
Futures contracts	5.7	(6.4)	4.2	(2.1)
Total	$0.9	$0.5	$1.5	$0.1

Available-for-Sale Securities

Investments in Advised Funds

At June 30, 2010, investments in advised funds totaled $11.1 million. Investments in advised funds are carried in JCG’s Consolidated Balance Sheets at fair value, with changes in value recognized as gains and losses in other comprehensive income (loss). Accumulated gains and losses are reclassified to earnings when the securities are sold on a specific identification basis. JCG periodically reviews the carrying value of investments in advised funds for impairment by evaluating the nature, duration and extent of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings. No impairment charges were recognized during the three or six months ended June 30, 2010. Other-than-temporary impairment charges of $5.2 million were recognized during the three months ended March 31, 2009. No impairment charges were recognized during the three months ended June 30, 2009.

Other Investment Securities

Other investment securities primarily consist of a structured investment vehicle (“SIV”) which represents securities originally issued by Stanfield Victoria Funding LLC (“Stanfield”). During September 2009, Stanfield was restructured whereby security holders were given the option to participate in a new structure, receive their proportionate share of each investment position underlying Stanfield or auction their position. JCG, along with a majority of Stanfield security holders, elected to participate in the new structure under which each participating security holder’s proportionate share of positions underlying Stanfield was transferred to VFNC Trust (“VFNC”) and the security holder’s Stanfield security interests were exchanged for VFNC security interests.  The restructuring has not impacted the valuation of the securities.

The VFNC securities are carried in JCG’s consolidated financial statements based on JCG’s estimate of fair value. See Note 4 for further discussion of the fair value of the VFNC securities.

Held-to-Maturity Securities

At June 30, 2010, held-to-maturity investments totaled $92.8 million, representing U.S. Treasury notes purchased in the second quarter 2010 which mature in August 2011.

Held-to-maturity securities are reflected as a component of long-term investments and other assets in JCG’s Consolidated Balance Sheets. These securities are carried at amortized cost, with corresponding interest income reflected as other income, net in JCG’s Consolidated Statements of Income.

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

•	Level 3 —	Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents assets and liabilities carried at fair value as of June 30, 2010 (in millions):

	Level 1	Level 2	Level 3	Total
Trading securities	$30.5	$14.7	$—	$45.2

Available-for-sale securities
Investments in advised funds	6.8	4.3	—	11.1
Other investment securities	—	—	33.1	33.1

Held-to-maturity securities	92.8	—	—	92.8
Total investment securities	130.1	19.0	33.1	182.2

Other assets
Mutual fund unit award hedge asset	77.7	—	—	77.7
Deferred compensation hedge asset	20.8	—	—	20.8

Total assets carried at fair value	$228.6	$19.0	$33.1	$280.7

Redeemable noncontrolling interests	$—	$—	$81.3	$81.3

Total liabilities carried at fair value	$—	$—	$81.3	$81.3

JCG’s Level 1 and Level 2 fair value measurements consist of exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds, shares of unconsolidated mutual funds and U.S. Treasury notes. The underlying securities of mutual funds and separate accounts can be denominated in a foreign currency. The closing price of such securities may be adjusted to capture the effects of any post-closing activity impacting the markets in which they trade. These adjustments result in the securities being classified as Level 2 and can also create significant movements between securities classified as Level 1 and Level 2.

JCG’s Level 3 recurring fair value measurements primarily include SIV securities and redeemable noncontrolling interests. Nonrecurring Level 3 fair value measurements include goodwill and intangible assets.

The SIV securities were issued by a structured investment vehicle that purchased high-grade medium- and long-term fixed-income instruments financed by issuing low-cost, short-term senior debt instruments such as asset-backed commercial paper and asset-backed medium-term notes. To measure fair value, JCG undertakes a detailed analysis of the assets underlying the SIV securities and benchmarks those assets against instruments of a similar type with comparable yields, maturities and credit ratings for which quoted market prices are readily available. Discounts have been applied to the quoted market prices of the benchmark instruments to adjust for varying yields, credit ratings or other distinguishing characteristics. The valuation methodology for the SIV securities has been consistently applied since their acquisition in 2007 and subsequent restructuring in September 2009.

JCG measured the fair value of the SIV securities as of June 30, 2010, and determined that the valuation was consistent with the previously reported amount of $35.3 million as of March 31, 2010, less subsequent distributions. JCG received distributions totaling $2.3 million in the second quarter 2010, which reduced the carrying value of the SIV securities to $33.0 million.

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

The changes in carrying value of JCG’s recurring Level 3 fair value measurements are as follows (in millions):

	Other	Redeemable
	Investment	Noncontrolling
	Securities	Interests
Carrying value at December 31, 2009	$37.4	$101.1
Distributions	(4.4)	(7.1)
Current earnings	—	2.8
Purchase of noncontrolling interest	—	(31.4)
Purchase of investments	0.4	—
Sales of investments	(0.1)	—
Impairment of investments	(0.2)	—
Change in fair value	—	15.9

Carrying value at June 30, 2010	$33.1	$81.3

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

Note 5 — Debt

Debt consisted of the following (in millions):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.875% Senior Notes due 2011	$92.2	$93.8	$92.2	$92.5
6.250% Senior Notes due 2012	120.8	124.2	120.8	121.2
6.119% Senior Notes due 2014	82.3	83.0	82.3	80.7
3.250% Convertible Senior Notes due 2014	132.6	171.7	128.9	206.7
6.700% Senior Notes due 2017	367.9	364.9	367.8	357.5
Total long-term debt	$795.8	$837.6	$792.0	$858.6

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above.

Convertible Senior Notes

In July 2009, JCG issued $170.0 million of 3.250% convertible senior notes (“convertible senior notes”), which pay interest semiannually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted. The convertible senior notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG’s election. Such a conversion would be at an initial conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $14.03 per share of common stock, subject to adjustment in certain circumstances. The convertible senior notes are not callable by JCG.

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding April 15, 2014, only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; or (2) upon the occurrence of other specified events. On or after April 15, 2014, until maturity, holders may convert their notes regardless of the preceding circumstances. As of June 30, 2010, the conversion criteria of the convertible senior notes have not been satisfied.

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds were required to be bifurcated into debt and equity components. The $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate which is consistent with the estimated market rate at the time of issuance for similar senior notes with no conversion option. The debt component will accrete up to the face value over the five-year expected term through interest expense. The unamortized discount at June 30, 2010 is $37.4 million and will be amortized over the remaining period of 4.0 years. The $44.3 million (or $27.9 million, net of deferred taxes) initial equity component was determined using the difference between the proceeds and the debt component. The fair value of the convertible notes in the above table is based on the outstanding principal balance while the carrying value represents the outstanding principal balance exclusive of the unamortized discounts. Interest expense related to the convertible senior notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $6.8 million for the six months ended June 30, 2010.

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

Capital Lease Obligations

JCG’s capital lease obligations represent leased computer equipment. The carrying value of the obligations at June 30, 2010, totaled $1.8 million and is included in other accrued liabilities and other liabilities on the Consolidated Balance Sheets. The related lease terms extend through 2012.

Note 6 — Income Tax Contingencies

As of June 30, 2010, JCG had $36.1 million of accrued reserves for income tax contingencies, including interest. JCG anticipates that its income tax contingency reserves will decrease by approximately $25.2 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accordingly, this amount has been presented in other accrued liabilities on the Consolidated Balance Sheets.

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

Noncontrolling Interests That Are Not Subject to Put Rights

Noncontrolling interests that are not subject to put rights consist of undistributed earnings related to third-party investors in consolidated investment products and certain INTECH and Perkins ownership interests granted to employees which totaled $4.8 million attributable to such interests as of June 30, 2010. Certain of the INTECH and Perkins ownership interests granted to employees become subject to put rights upon vesting at which time such interests are reclassified to redeemable noncontrolling interests.

In June 2010, INTECH purchased ownership interests held by INTECH employees for $5.0 million. These ownership interests represent less than 1% of total INTECH ownership interests and were not subject to put rights.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests consist of INTECH and Perkins ownership interests that are currently puttable to JCG or will become puttable at certain future dates, and undistributed earnings of $0.1 million attributable to such interests as of June 30, 2010. Changes in fair value of redeemable noncontrolling interests are recognized as increases or decreases to redeemable noncontrolling interests with an offsetting charge to retained earnings.

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

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009

Net income attributable to controlling interest	$36.1	$32.7

Decrease in JCG retained earnings from acquisition of noncontrolling interest	(29.1)	(23.0)

Change from net income (controlling interest) and acquisitions of noncontrolling interest	$7.0	$9.7

Total INTECH ownership interests held by the two founders have an estimated value of approximately $20.9 million as of June 30, 2010. Ownership interests held by other INTECH employees subject to put rights have an estimated value of approximately $4.0 million as of June 30, 2010.

Perkins

JCG has the option to acquire the majority of the remaining 22.2% interest of Perkins at fair value on the third, fifth, seventh or each subsequent anniversary of December 31, 2008 (“closing”), the date JCG acquired a majority ownership in Perkins. The noncontrolling owners of Perkins have the option to require JCG to purchase any or all of their remaining ownership interests on the fourth or sixth anniversary of closing at fair value. The total Perkins noncontrolling interest has an estimated value of approximately $56.3 million as of June 30, 2010, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to represent fair value.

Note 8 — Long-Term Incentive Compensation

JCG granted $66.6 million in long-term incentive awards during the first six months of 2010, which generally vest and will be recognized ratably over a four-year period. The 2010 awards consisted of $10.0 million of restricted stock (0.8 million shares at a weighted average price of $12.18 per share), $13.4 million of stock options and $43.2 million of mutual fund units.

A total of 2.1 million stock options with a grant date fair value of $6.40 per option were awarded as part of the February 2010 grant. The grant date fair value of stock options was determined using the Black-Scholes model with the following assumptions: expected volatility of 65%, dividend yield of 0.34%, risk-free interest rate of 2.29% and an expected life of five years.

In addition to these awards, JCG granted a $10.0 million restricted stock award to its chief executive officer on February 5, 2010. This award will vest 50% on December 31, 2010, and 25% in each of the second and third years commencing January 1, 2012. INTECH also granted $5.1 million of ownership interests to its employees which generally vest and will be recognized ratably over a four-year period. This grant represents less than 1.0% of total INTECH ownership interests.

The 2010 annual grant utilized the majority of the remaining shares under the 2005 Long-Term Incentive Stock Plan. On April 29, 2010, Janus shareholders approved the 2010 Long-Term Incentive Stock Plan, which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock.

Note 9 — Other Income, Net

The components of other income, net are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Dividend income	$—	$0.2	$—	$0.4
Interest income	0.2	0.1	0.2	0.2
Translation gains (losses), net	—	(0.4)	—	(1.0)
Other, net	0.5	0.5	0.7	0.8
Total	$0.7	$0.4	$0.9	$0.4

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

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss) attributable to JCG common shareholders:	$30.2	$15.8	$61.5	$(802.3)

Basic earnings (loss) per share attributable to JCG common shareholders:
Weighted average common shares outstanding	179.8	157.0	179.5	156.8

Basic earnings (loss) per share	$0.17	$0.10	$0.34	$(5.12)

Diluted earnings (loss) per share attributable to JCG common shareholders:
Weighted average common shares outstanding	179.8	157.0	179.5	156.8

Dilutive effect of stock options and unvested restricted stock using the treasury stock method	2.7	2.0	2.7	—
Weighted average diluted common shares outstanding	182.5	159.0	182.2	156.8

Diluted earnings (loss) per share	$0.17	$0.10	$0.34	$(5.12)

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	11.7	11.3	11.7	17.3
Unvested restricted stock	0.6	1.2	0.6	4.7

All shares held in the JCG Employee Stock Ownership Plan are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the convertible senior notes because the effect would be anti-dilutive as the conversion criteria have not been satisfied. As a result of JCG’s net loss for the six months ended June 30, 2009, all stock options and unvested restricted stock were anti-dilutive.

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

In the First Derivative Traders matter, the U.S. District Court entered an order dismissing all claims. Plaintiffs, however, appealed that dismissal to the U.S. Court of Appeals for the Fourth Circuit. In May 2009, the Fourth Circuit reversed the order of dismissal and remanded the case back to the U.S. District Court for further proceedings. In June 2010, the U.S. Supreme Court agreed to review the Fourth Circuit’s decision. As a result of these developments at the U.S. Supreme Court, the U.S. District Court has stayed all proceedings in the First Derivative Traders matter. In addition to the First Derivative Traders case, on January 20, 2010, the U.S. District Court entered orders dismissing the remaining claims asserted against JCG and its affiliates by fund investors in the Steinberg matter. However, on February 17, 2010, plaintiffs filed a Notice of Appeal in that action. As a result of these events, JCG and its affiliates are the remaining defendants, in some capacity, in the actions described in the preceding paragraph.

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

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to,  risks, uncertainties, assumptions and factors specified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q included under headings such as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other filings and furnishings made by the Company with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. Many of these factors are beyond the control of the Company and its management. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. Except for the Company’s ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law.

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

JCG’s Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer and chief financial officer) (the “Officer Code”); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees of the board of directors (including the Audit, Compensation, Nominating, Corporate Governance, and Planning and Strategy committees) are available on its website (http://ir.janus.com/documents.cfm). Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of JCG’s website.

RESULTS OF OPERATIONS

Overview

JCG provides investment management, administration, distribution and related services to individual and institutional investors through mutual funds, separate accounts and subadvised relationships (collectively referred to as “investment products”) in both domestic and international markets. Over the last several years, JCG has expanded its business to become a more diversified manager with increased product offerings and distribution capabilities. JCG offers three distinct types of investment advisory services, including fundamental equity (includes growth/blend, global/international and value investment disciplines), fixed income and mathematical equity, through its primary subsidiaries, Janus Capital Management LLC (“Janus”), INTECH Investment Management LLC (“INTECH”) and Perkins Investment Management LLC (“Perkins”). Each of JCG’s three primary subsidiaries specializes in specific investment styles and disciplines. JCG’s investment products are distributed through three channels: retail intermediary, institutional and international. Each distribution channel focuses on specific investor groups and the unique requirements of each group.

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

Second Quarter 2010 Summary

The second quarter 2010 was challenging across the industry reflecting increased market volatility and investors shifting away from actively managed equities to fixed income products. JCG’s ending assets under management of $147.2 billion decreased $18.3 billion, or 11.0%, from March 31, 2010, primarily as a result of unfavorable market conditions during the second quarter 2010. Revenues of $249.3 million and average assets under management of $160.2 billion for the second quarter 2010 increased slightly from the first quarter 2010.

Investment Performance

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies.

Relative long-term investment performance remained strong with approximately 60%, 80% and 85% of complex-wide mutual funds in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of June 30, 2010.

Fundamental equity mutual funds continued to outperform the majority of peers with 65%, 82% and 89% of mutual funds ranking in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of June 30, 2010.

Fixed income mutual funds continued to generate strong long-term investment performance with approximately 50%, 100% and 100% of mutual funds ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of June 30, 2010.

Mathematical equity strategies improved meaningfully, with 42%, 83% and 44% of product strategies outperforming their respective benchmarks over the one-, three- and five-year periods ended June 30, 2010.

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

The pricing policies for mutual funds advised by JCG’s subsidiaries (the “Funds”) are established by the Funds’ Independent Board of Trustees and are designed to test and validate fair value measurements. Responsibility for pricing securities held within separate and subadvised accounts may be delegated by separate or subadvised clients to JCG or another party.

Assets Under Management and Flows

Total Company assets under management of $147.2 billion at June 30, 2010, increased $14.6 billion, or 11.0%, from June 30, 2009. The increase was primarily driven by improving market conditions in the last half of 2009 and the first quarter 2010.

Fixed income long-term net inflows of $1.2 billion and fundamental equity long-term net outflows of $1.0 billion for the second quarter 2010 reflect current market conditions and investor preference for fixed income products over actively managed equity products. Fundamental equity flows were impacted by one significant equity mandate loss totaling $1.8 billion during the quarter.

Mathematical equity long-term net outflows for the three and six months ended June 30, 2010 were primarily attributable to increased redemptions as a result of the relative underperformance in large cap growth strategies over longer time periods and domestic plan sponsors generally allocating away from U.S. large cap equities. However, mathematical equity long-term net outflows improved with $1.5 billion in net outflows in the second quarter 2010 compared to $4.3 billion in the first quarter 2010 as a result of higher sales and a decline in redemptions.

The following table presents the components of JCG’s assets under management (in billions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Beginning of period assets	$165.5	$110.9	$159.7	$123.5
Long-term sales
Fundamental equity	7.8	5.9	15.0	10.3
Fixed income	2.0	0.9	3.7	1.7
Mathematical equity	2.0	1.6	2.5	2.5
Long-term redemptions
Fundamental equity	(8.8)	(3.8)	(14.5)	(9.1)
Fixed income	(0.8)	(0.5)	(1.6)	(0.8)
Mathematical equity	(3.5)	(1.8)	(8.3)	(3.2)
Long-term net flows*
Fundamental equity	(1.0)	2.1	0.5	1.2
Fixed income	1.2	0.4	2.1	0.9
Mathematical equity	(1.5)	(0.2)	(5.8)	(0.7)
Total long-term net flows	(1.3)	2.3	(3.2)	1.4
Net money market flows	—	(0.6)	(0.1)	(5.9)
Market/fund performance	(17.0)	20.0	(9.2)	13.6
End of period assets	$147.2	$132.6	$147.2	$132.6

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Average assets under management
Fundamental equity	$106.0	$77.9	$105.3	$72.0
Fixed income	8.3	4.1	7.8	3.8
Mathematical equity	44.3	42.6	45.4	40.8
Money market	1.6	2.1	1.6	3.4
Total	$160.2	$126.7	$160.1	$120.0

* Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

Assets and Flows by Investment Discipline

JCG, through its primary subsidiaries, offers investment products based on a diversified set of investment disciplines.  Janus offers growth/blend and global/international equity as well as fixed income and money market investment products. INTECH offers mathematical equity investment products and Perkins offers value-disciplined investments. Assets and flows by investment discipline are as follows (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Growth/Blend
Beginning of period assets	$71.2	$46.3	$67.9	$49.3
Sales	4.1	3.3	7.6	5.9
Redemptions	6.0	2.7	9.4	6.2
Net sales (redemptions)	(1.9)	0.6	(1.8)	(0.3)
Market/fund performance	(8.5)	9.0	(5.3)	6.9
End of period assets	$60.8	$55.9	$60.8	$55.9

Global/International
Beginning of period assets	$22.2	$11.4	$20.4	$11.6
Sales	1.5	1.2	2.9	1.7
Redemptions	1.5	0.5	2.5	1.2
Net sales	—	0.7	0.4	0.5
Market/fund performance	(2.5)	3.4	(1.1)	3.4
End of period assets	$19.7	$15.5	$19.7	$15.5

Mathematical Equity
Beginning of period assets	$45.9	$38.3	$48.0	$42.4
Sales	2.0	1.6	2.5	2.5
Redemptions	3.5	1.8	8.3	3.2
Net redemptions	(1.5)	(0.2)	(5.8)	(0.7)
Market/fund performance	(4.6)	5.7	(2.4)	2.1
End of period assets	$39.8	$43.8	39.8	$43.8

Fixed Income
Beginning of period assets	$7.8	$3.7	$6.8	$3.2
Sales	2.0	0.9	3.7	1.7
Redemptions	0.8	0.5	1.6	0.8
Net sales	1.2	0.4	2.1	0.9
Market/fund performance	0.2	0.3	0.3	0.3
End of period assets	$9.2	$4.4	9.2	$4.4

Value
Beginning of period assets	$16.8	$8.6	$14.9	$9.1
Sales	2.2	1.4	4.5	2.8
Redemptions	1.3	0.6	2.6	1.7
Net sales	0.9	0.8	1.9	1.1
Market/fund performance	(1.6)	1.6	(0.7)	0.8
End of period assets	$16.1	$11.0	16.1	$11.0

Money Market
Beginning of period assets	$1.6	$2.6	$1.7	$7.9
Sales	0.3	0.2	0.4	3.2
Redemptions	0.3	0.8	0.5	9.1
Net redemptions	—	(0.6)	(0.1)	(5.9)
Market/fund performance	—	—	—	—
End of period assets	$1.6	$2.0	1.6	$2.0

Results of Operations

Three Months Ended June 30, 2010, Compared with Three Months Ended June 30, 2009

Revenues

Investment management fees increased $48.0 million, or 30.0%, primarily as a result of the 26.4% increase in average assets under management driven by improved market conditions in the second half of 2009 through the first quarter 2010.

Performance fee revenue is derived from certain mutual funds and separate accounts. The decrease of $2.2 million, or 33.8%, in performance fee revenue was primarily due to lower fees earned on certain mutual funds from a decline in performance.

At June 30, 2010, $24.6 billion and $6.4 billion mutual fund and private account assets, respectively, were subject to performance fees. As approved by mutual fund shareholders, additional mutual funds representing $36.9 billion, or approximately 25% of assets under management at June 30, 2010, will become subject to performance fees over the next 18 months, with the fee adjustment for the first set of impacted funds calculated in the third quarter 2011.

Shareowner servicing fees and other revenue increased $3.3 million, or 9.7%, primarily as a result of an increase in transfer agent fees, partially offset by a decrease in service fees and money market administration fees. Transfer agent fees increased $6.0 million, or 22.9%, over the comparable prior period. Transfer agent fees are based on average assets under management distributed directly to investors by Janus, excluding money market assets, which increased 32.7% over the comparable prior period. Service fees declined as a result of a net decline in assets subject to such fees. Money market administration fees declined $1.6 million due to lower money market assets as a result of JCG’s exit from its institutional money market business effective April 30, 2009.

Expenses

Employee compensation and benefits increased $13.2 million, or 19.9%, principally due to higher investment team incentive compensation. The investment team incentive compensation plan is linked to individual performance, but also ties the aggregate level of compensation to revenue, which increased over the comparable prior year period.

Long-term incentive compensation increased $6.5 million, or 46.4%, primarily from $4.9 million of expense related to Perkins senior profit interest awards and from new awards granted in 2010, partially offset by the vesting of awards granted in prior years and a $0.8 million net benefit from revising JCG’s forfeiture estimate in the second quarter 2010 due to higher than projected employee departures. The Perkins senior profit interest awards have a formula-driven terminal value based on revenue growth and relative investment performance of products managed by Perkins.

Marketing and advertising increased $7.0 million, or 85.4%, primarily due to $8.1 million of fund proxy costs for the election of the mutual fund trustees for JCG’s domestic mutual funds. JCG is currently required by the SEC to pay for such elections every five years.

Distribution expense increased $10.2 million, or 40.2%, as a result of a similar increase in assets under management subject to third-party concessions. Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

Depreciation and amortization expense increased $1.9 million, or 23.8%, primarily as a result of higher amortization of deferred commissions from an increase in sales of certain mutual fund shares.

General, administrative and occupancy expense decreased $4.1 million, or 13.1%, primarily as a result of lower legal expenses.

Interest expense declined $3.9 million, or 19.8%, primarily as a result of the August 2009 tender offer which reduced long-term debt by approximately $443.3 million, partially offset by $3.4 million of interest expense associated with the July 2009 issuance of $170.0 million, 3.250% convertible senior notes (“convertible senior notes”).

Net investment gains totaling $3.2 million primarily represent realized gains from the redemption of available-for-sale securities. Mark-to-market losses on trading securities for the three months ended June 30, 2010 were more than offset by gains generated by a hedging strategy implemented in late 2008, covering the majority of seed capital. The hedging strategy utilizes futures contracts to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seed capital investments.

Noncontrolling interests decreased $2.2 million, or 64.7%, primarily due to a decline in the noncontrolling ownership interests in INTECH as a result of JCG’s 2010 acquisition of an additional 3% interest in INTECH and from market losses attributable to the noncontrolling interests in consolidated investment products.

Six Months Ended June 30, 2010, Compared with Six Months Ended June 30, 2009

Revenues

Investment management fees increased $117.0 million, or 39.4%, primarily as a result of the 33.4% increase in average assets under management driven by improved market conditions in the second half of 2009 through the first quarter 2010.

Shareowner servicing fees and other revenue increased $9.6 million, or 15.0%, primarily as a result of an increase in transfer agent fees, partially offset by a decrease in service fees and money market administration fees. Transfer agent fees increased as a result of a 42.2% increase in average assets under management distributed directly to investors by Janus. Service fees declined as a result of a net decline in assets subject to such fees. Money market administration fees declined as a result of JCG’s exit from its institutional money market business effective April 30, 2009.

Expenses

Employee compensation and benefits increased $30.6 million, or 23.8%, principally due to higher investment team incentive compensation and sales commissions. Sales commissions increased from higher sales volumes, primarily in the retail intermediary channel.

Long-term incentive compensation increased $11.7 million, or 42.7%, primarily from $8.7 million of expense related to Perkins senior profit interest awards and from new awards granted in 2010. This was partially offset by the vesting of awards granted in prior years and a $0.8 million net benefit from revising JCG’s forfeiture estimate in the second quarter 2010 due to higher than projected employee departures.

Long-term incentive awards granted during 2010 totaled $66.6 million and will be recognized ratably over a four-year period. In addition to these awards, JCG granted a $10.0 million restricted stock award to the chief executive officer on February 5, 2010. This award will vest 50% on December 31, 2010, and 25% in each of the second and third years, commencing January 1, 2012. INTECH also granted $5.1 million of ownership interests, which generally vest and will be recognized ratably over a four-year period.

Marketing and advertising increased $8.2 million, or 59.4%, primarily due to $9.1 million of fund proxy costs for the election of the mutual fund trustees for JCG’s domestic mutual funds.

Distribution expense increased $25.2 million, or 55.4%, as a result of a similar increase in assets under management subject to third-party concessions.

Depreciation and amortization expense increased $2.9 million, or 17.2%, primarily as a result of higher amortization of deferred commissions from an increase in sales of certain mutual fund shares.

General, administrative and occupancy expense decreased $7.7 million, or 11.9%, primarily as a result of lower legal expenses.  The six months ended June 30, 2009 included litigation charges of $8.9 million.

JCG recognized goodwill and intangible asset impairment charges of $747.0 million and $109.7 million, respectively, as of March 31, 2009. The goodwill impairment charge was not deductible for income tax purposes. A tax benefit of $40.6 million was recognized as a result of the impairment of mutual fund advisory contracts.

Interest expense declined $8.2 million, or 20.7%, primarily as a result of the August 2009 tender offer which reduced long-term debt by approximately $443.3 million, partially offset by $6.8 million of interest expense associated with the July 2009 issuance of convertible senior notes.

Net investment gains totaling $3.9 million primarily represent realized gains from the redemption of available-for-sale securities. Mark-to-market losses on trading securities for the six months ended June 30, 2010 were more than offset by gains generated by a hedging strategy implemented in late 2008, covering the majority of seed capital. The hedging strategy utilizes futures contracts to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seed capital investments. Net investment losses of $6.9 million for the six months ended June 30, 2009 include impairment charges totaling $6.6 million, which were primarily related to securities classified as available-for-sale.

Noncontrolling interests decreased $2.6 million, or 44.1%, primarily due to a decline in the noncontrolling ownership interests in INTECH as a result of JCG’s 2010 acquisition of an additional 3% interest in INTECH and from market losses attributable to the noncontrolling interests in consolidated investment products.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data for the six months ended June 30, 2010 and 2009 is as follows (in millions):

	2010	2009
Cash flows provided by (used for):
Operating activities	$83.4	$20.0
Investing activities	(98.9)	(17.7)
Financing activities	(49.7)	(66.2)
Net change in cash and cash equivalents	(65.2)	(63.9)
Balance beginning of period	324.7	282.6
Balance end of period	$259.5	$218.7

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

Cash used for investing activities for the six months ended June 30, 2010 primarily represents $93.1 million for the net purchase of investments, including an aggregate total of $92.8 million of U.S. Treasury notes purchased in the second quarter 2010 which mature in August 2011. Other purchases and sales of investments are related to seed capital as well as hedging and vesting of mutual fund share awards. Cash used for investing activities for the comparable prior year period primarily represents $9.7 million for the net purchase of investments.

Cash used for financing activities for the six months ended June 30, 2010 primarily represents $31.4 million for the purchase of an additional 3% interest in INTECH combined with $9.6 million of distributions to noncontrolling interests and $7.4 million of dividends paid to stockholders. Cash used for financing activities for the comparable prior year period primarily represents the $22.0 million principal repayment of the Company’s 7.750% Senior Notes in June 2009 combined with $27.5 million for the purchase of noncontrolling interests in INTECH, $7.9 million of distributions to noncontrolling interests and $6.5 million of dividends paid to stockholders.

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

Credit Facility

JCG has a $125 million Competitive Advance and Revolving Credit Facility Agreement (the “Credit Facility”) with a syndicate of banks which terminates on December 1, 2010. The Credit Facility contains two financial covenants: a specified maximum financing leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains a minimum assets under management covenant and any borrowings are secured by a majority of JCG’s assets. At June 30, 2010, JCG was in compliance with all covenants and there were no borrowings under the amended Credit Facility.

The covenants and the calculation of the ratios, as defined in the amended Credit Facility, are as follows (in millions):

Last Four
Quarters Ended
June 30, 2010

Net income attributable to JCG	$106.7
Add back:
Gain on early extinguishment of debt	(5.8)
Tender costs	17.6
Interest expense	65.8
Income tax provision	63.5
Depreciation and amortization	38.8
Non-cash amortization of long-term incentive compensation	72.7
Unrealized gains or losses on investments	(5.1)
Other nonrecurring cash charges	15.9
Cash paid for deferred commissions and mutual fund share awards	(54.3)
Adjusted net income	$315.8

Debt (including capital leases and letters of credit)	$797.7

Leverage Ratio (debt divided by adjusted net income)	2.53
Cannot exceed 8.00

Interest Coverage Ratio
(adjusted net income divided by last four quarters interest expense)	4.8
Must equal or exceed 2.0

Minimum assets under management
Ending long-term assets under management (in billions)	$145.6
Must exceed $80.0 billion

JCG intends to negotiate a new credit facility during the second half of 2010.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.                     Controls and Procedures

JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Gregory A. Frost, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Weil and Frost concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2008, JCG’s Board of Directors authorized a fifth $500 million stock repurchase program with no expiration date to take effect when the current authorization is utilized. The amount that may yet be repurchased under current unexpired authorizations as of June 30, 2010, is $521.2 million. There were no share repurchases for the six months ended June 30, 2010, under the current authorization or from employees as part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934). Currently, tax withholdings on vesting employee stock-based compensation are satisfied by employees selling shares on the open market and JCG does not repurchase shares under a share withholding program.

Item 6.            Exhibits

10.1	Janus Capital Group Inc. 2010 Long-Term Incentive Stock Plan, effective April 29, 2010

10.2	Janus Capital Group Inc. Long-Term Term Incentive Plan Prospectus, effective April 29, 2010

10.3	Amendment No. 2 to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective July 19, 2010

10.4	Amendment No. 1 to the Janus Capital Group Inc. Amended and Restated Income Deferral Program, effective July 19, 2010

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Insurance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2010

Janus Capital Group Inc.

/s/ Richard M. Weil
Richard M. Weil, Chief Executive Officer

/s/ Gregory A. Frost
Gregory A. Frost,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

JANUS CAPITAL GROUP INC.

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
10.1	Janus Capital Group Inc. 2010 Long-Term Incentive Stock Plan, effective April 29, 2010	10

10.2	Janus Capital Group Inc. Long-Term Term Incentive Plan Prospectus, effective April 29, 2010	10

10.3	Amendment No. 2 to the Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, effective July 19, 2010	10

10.4	Amendment No. 1 to the Janus Capital Group Inc. Amended and Restated Income Deferral Program, effective July 19, 2010	10

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31

31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101.INS	XBRL Insurance Document	101

101.SCH	XBRL Taxonomy Extension Schema Document	101

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101