Form 10-Q
period 2010-09-30
JANUS CAPITAL GROUP INC
filed 2010-10-21
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 18, 2010, there were 183,745,574 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$288.0	$324.7
Investment securities	218.2	106.8
Accounts receivable	116.0	122.3
Income taxes receivable	29.3	4.5
Other current assets	89.8	72.3
Total current assets	741.3	630.6

Other assets:
Property and equipment, net	44.9	48.4
Intangible assets, net	1,276.6	1,285.4
Goodwill	488.2	488.2
Other assets	81.1	77.7

Total assets	$2,632.1	$2,530.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7.8	$8.4
Accrued compensation and benefits	83.6	98.2
Current portion of long-term debt	92.2	—
Other accrued liabilities	101.6	80.5
Total current liabilities	285.2	187.1

Other liabilities:
Long-term debt	705.6	792.0
Deferred income taxes	409.8	390.1
Other liabilities	45.3	48.4
Total liabilities	1,445.9	1,417.6

Commitments and contingencies

Redeemable noncontrolling interests	84.8	101.1

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.8	1.8
Retained earnings	1,088.4	998.3
Accumulated other comprehensive income	1.2	1.0
Total JCG stockholders’ equity	1,091.4	1,001.1
Noncontrolling interests	10.0	10.5
Total stockholders’ equity	1,101.4	1,011.6

Total liabilities and stockholders’ equity	$2,632.1	$2,530.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Investment management fees	$202.3	$185.4	$615.9	$482.0
Performance fees	5.1	7.4	14.1	17.3
Shareowner servicing fees and other	36.4	34.8	110.0	98.8
Total	243.8	227.6	740.0	598.1

Operating Expenses:
Employee compensation and benefits	76.3	85.7	235.3	214.1
Long-term incentive compensation	20.7	19.5	59.8	46.9
Marketing and advertising	6.0	6.5	28.0	20.3
Distribution	32.5	29.2	103.2	74.7
Depreciation and amortization	9.8	8.7	29.6	25.6
General, administrative and occupancy	41.4	48.4	98.3	113.0
Goodwill and intangible asset impairments	—	—	—	856.7
Total	186.7	198.0	554.2	1,351.3

Operating income (loss)	57.1	29.6	185.8	(753.2)

Interest expense	(15.9)	(18.6)	(47.3)	(58.2)
Investment gains (losses), net	0.9	0.9	4.8	(6.0)
Other income, net	0.5	0.1	1.4	0.5
Gain on early extinguishment of debt	—	5.8	—	5.8
Income (loss) before taxes	42.6	17.8	144.7	(811.1)

Income tax provision	(7.2)	(6.0)	(44.5)	26.5

Net income (loss)	35.4	11.8	100.2	(784.6)
Noncontrolling interests	(2.9)	(3.6)	(6.2)	(9.5)

Net income (loss) attributable to JCG	$32.5	$8.2	$94.0	$(794.1)

Earnings (loss) per share attributable to JCG common shareholders:
Basic	$0.18	$0.05	$0.52	$(4.89)
Diluted	$0.18	$0.05	$0.52	$(4.89)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended
	September 30,
	2010	2009
CASH FLOWS PROVIDED BY (USED FOR):

Operating Activities:
Net income (loss)	$100.2	$(784.6)
Adjustments to net income (loss):
Depreciation and amortization	29.6	25.6
Deferred income taxes	16.6	(13.7)
Amortization of stock-based compensation	41.7	31.6
Investment (gains) losses, net	(4.8)	6.0
Goodwill and intangible asset impairments	—	856.7
Gain on early extinguishment of debt	—	(5.8)
Amortization of debt discount and deferred issuance costs	9.0	4.0
Payment of deferred commissions, net	(6.8)	(5.7)
Other, net	0.1	0.8
Changes in working capital items:
Accounts receivable	6.3	(12.1)
Other current assets	(32.2)	(14.8)
Accounts payable and accrued compensation payable	(16.5)	(19.4)
Other liabilities	1.7	12.3
Net operating	144.9	80.9

Investing Activities:
Purchase of property and equipment	(8.0)	(8.1)
Acquisitions	—	(1.3)
Purchase of investment securities	(178.6)	(49.2)
Proceeds from sales and maturities of investment securities	56.9	55.3
Net investing	(129.7)	(3.3)

Financing Activities:
Proceeds from issuance of long-term debt	—	170.0
Debt issuance costs	—	(8.5)
Repayment of long-term debt	—	(456.0)
Issuance of common stock	—	218.1
Purchase of noncontrolling interests	(36.4)	(27.5)
Proceeds from stock plans	2.2	0.9
Excess tax benefit from equity-based compensation	2.7	0.4
Distributions to noncontrolling interests	(12.2)	(14.2)
Principal payments under capital lease obligations	(0.8)	(0.5)
Dividends paid to shareholders	(7.4)	(6.5)
Net financing	(51.9)	(123.8)

Cash and Cash Equivalents:
Net decrease	(36.7)	(46.2)
At beginning of period	324.7	282.6
At end of period	$288.0	$236.4

Supplemental Cash Flow Information:
Cash paid for interest	$30.4	$47.5
Cash paid (received) for income taxes	$71.4	$(0.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share Data)

				Accumulated	Nonredeemable
				Other	Noncontrolling	Total
		Common	Retained	Comprehensive	Interests in	Stockholders’
	Shares	Stock	Earnings	Income (Loss)	Subsidiaries	Equity

Balance at December 31, 2008	157.9	$1.6	$1,510.6	$(5.3)	$9.9	$1,516.8
Net loss attributable to JCG			(757.1)		3.0	(754.1)
Net unrealized gain on available-for-sale securities				2.4		2.4
Amortization of net loss on cash flow hedge				1.2		1.2
Reclassification for net gains included in net income				(0.4)		(0.4)
Impairment of available-for-sale securities				3.3		3.3
Foreign currency translation adjustment				(0.2)		(0.2)
Comprehensive income						(747.8)
Common stock issuance	20.9	0.2	217.9			218.1
Convertible debt issuance			26.4			26.4
Amortization of stock-based compensation			34.7		4.0	38.7
Issuance and forfeitures of restricted stock awards, net	3.2					—
Tax impact of stock-based compensation			(6.1)			(6.1)
Employee stock purchases			1.2			1.2
Noncontrolling interests in consolidated investment products					(0.9)	(0.9)
Purchase of noncontrolling interests					(2.3)	(2.3)
Distributions to noncontrolling interests					(3.2)	(3.2)
Change in value of redeemable noncontrolling interests			(22.8)			(22.8)
Common stock dividends ($0.04 per share)			(6.5)			(6.5)
Balance at December 31, 2009	182.0	1.8	998.3	1.0	10.5	1,011.6

Net income attributable to JCG			94.0		1.9	95.9
Net unrealized gain on available-for-sale securities				0.4		0.4
Amortization of net loss on cash flow hedge				0.1		0.1
Reclassification for net gains included in net income				(1.3)		(1.3)
Foreign currency translation adjustment				1.0		1.0
Comprehensive income						96.1
Amortization of stock-based compensation			25.1		3.5	28.6
Issuance and forfeitures of restricted stock awards, net	1.4					—
Tax impact of stock-based compensation			(5.0)			(5.0)
Stock option exercises and employee stock purchases	0.3		2.2			2.2
Noncontrolling interests in consolidated investment products					3.3	3.3
Purchase of noncontrolling interests					(5.0)	(5.0)
Distributions to noncontrolling interests					(3.0)	(3.0)
Change in fair value of redeemable noncontrolling interests			(18.8)		(1.2)	(20.0)
Common stock dividends ($0.04 per share)			(7.4)			(7.4)
Balance at September 30, 2010	183.7	$1.8	$1,088.4	$1.2	$10.0	$1,101.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “JCG” or the “Company”) management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All such adjustments are of a normal recurring nature. Such unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Note 3 — Investment Securities

JCG’s investment securities at September 30, 2010 and December 31, 2009, are summarized as follows (in millions):

	September 30, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Short-term investments:
Trading securities (carried at fair value)	$80.7	$6.2	$(3.5)	$83.4	$57.8	$3.9	$(4.8)	$56.9
Available-for-sale securities (carried at fair value)
Investments in advised funds	10.7	2.5	(0.1)	13.1	9.7	2.9	(0.1)	12.5
Other investment securities	28.9	—	—	28.9	37.4	—	—	37.4
Held-to-maturity securities (carried at amortized cost)	92.8	—	—	92.8	—	—	—	—
	$213.1	$8.7	$(3.6)	$218.2	$104.9	$6.8	$(4.9)	$106.8

Proceeds and net gains from the redemption of investment securities were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Proceeds from redemptions:
Trading securities	$—	$12.1	$2.9	$19.0
Available-for-sale securities	—	3.6	5.6	4.4

Net gains from redemption of investment securities	—	1.0	2.2	1.0

Investment securities are classified as follows:

Trading Securities

JCG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment, or “seeding,” of these investment products. Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities. At September 30, 2010, investments classified as trading securities totaled $83.4 million, representing $32.4 million of securities held in separately managed accounts and $51.0 million of securities held in the portfolios of funds advised by the Company. Trading securities are carried on JCG’s Consolidated Balance Sheets at fair value, with changes in value recognized in investment gains (losses), net on the Consolidated Statements of Income.

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

JCG recognized the following net gains (losses) on trading securities and associated futures contracts (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net gains (losses) in earnings:
Trading securities	$5.3	$6.5	$3.4	$8.5
Futures contracts	(5.1)	(6.1)	(0.9)	(8.3)
Total	$0.2	$0.4	$2.5	$0.2

Available-for-Sale Securities

Investments in Advised Funds

At September 30, 2010, investments in advised funds totaled $13.1 million. Investments in advised funds are carried on JCG’s Consolidated Balance Sheets at fair value, with changes in value recognized as gains and losses in other comprehensive income (loss). Accumulated gains and losses are reclassified to earnings when the securities are sold on a specific identification basis. JCG periodically reviews the carrying value of investments in advised funds for impairment by evaluating the nature, duration and extent of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings. No impairment charges were recognized during the three or nine months ended September 30, 2010. No impairment charges were recognized during the three months ended September 30, 2009. Other-than-temporary impairment charges of $5.2 million were recognized during the nine months ended September 30, 2009.

Other Investment Securities

Other investment securities primarily consist of a structured investment vehicle (“SIV”) which represents securities originally issued by Stanfield Victoria Funding LLC (“Stanfield”). During September 2009, Stanfield was restructured whereby security holders were given the option to participate in a new structure, receive their proportionate share of each investment position underlying Stanfield’s securities or auction their position. JCG, along with a majority of Stanfield security holders, elected to participate in the new structure under which each participating security holder’s proportionate share of positions underlying Stanfield’s securities was transferred to VFNC Trust (“VFNC”) and the security holder’s Stanfield security interests were exchanged for VFNC security interests. The restructuring has not impacted the valuation of the securities.

The VFNC securities are carried in JCG’s consolidated financial statements based on JCG’s estimate of fair value. See Note 4 for further discussion of the fair value of the VFNC securities.

Held-to-Maturity Securities

At September 30, 2010, held-to-maturity investments totaled $92.8 million, primarily representing U.S. Treasury notes purchased in the second quarter 2010 which mature in August 2011. Held-to-maturity investments are carried on JCG’s Consolidated Balance Sheets at amortized cost, with corresponding interest income reflected as other income, net on JCG’s Consolidated Statements of Income.

Note 4 — Fair Value Measurements

Measurements of fair value are classified within a hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•                  Level 1— Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

•                  Level 2 — Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured.

•                  Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents assets and liabilities carried at fair value as of September 30, 2010 (in millions):

	Level 1	Level 2	Level 3	Total
Trading securities	$46.1	$37.3	$—	$83.4

Available-for-sale securities
Investments in advised funds	8.1	5.0	—	13.1
Other investment securities	—	—	28.9	28.9

Held-to-maturity securities	92.8	—	—	92.8
Total investment securities	147.0	42.3	28.9	218.2

Other assets
Mutual fund unit award hedge asset	83.6	—	—	83.6
Deferred compensation hedge asset	22.5	—	—	22.5

Total assets carried at fair value	$253.1	$42.3	$28.9	$324.3

Redeemable noncontrolling interests	$—	$—	$84.8	$84.8

Total liabilities carried at fair value	$—	$—	$84.8	$84.8

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

JCG measured the fair value of the SIV securities as of September 30, 2010, and determined that the valuation was consistent with the previously reported amount of $33.0 million as of June 30, 2010, less subsequent distributions. JCG received distributions totaling $4.2 million in the third quarter 2010, which reduced the carrying value of the SIV securities to $28.8 million.

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

The changes in carrying value of JCG’s recurring Level 3 fair value measurements are as follows (in millions):

	Other	Redeemable
	Investment	Noncontrolling
	Securities	Interests
Carrying value at December 31, 2009	$37.4	$101.1
Distributions	(8.6)	(9.2)
Current earnings	—	4.3
Purchase of noncontrolling interest	—	(31.4)
Purchase of investments	0.4	—
Sales of investments	(0.1)	—
Impairment of investments	(0.2)	—
Change in fair value	—	20.0

Carrying value at September 30, 2010	$28.9	$84.8

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

Note 5 — Debt

Debt consisted of the following (in millions):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.875% Senior Notes due 2011	$92.2	$94.0	$92.2	$92.5
6.250% Senior Notes due 2012	120.8	125.9	120.8	121.2
6.119% Senior Notes due 2014	82.3	86.0	82.3	80.7
3.250% Convertible Senior Notes due 2014	134.6	192.1	128.9	206.7
6.700% Senior Notes due 2017	367.9	382.2	367.8	357.5
Total	797.8	880.2	792.0	858.6
Less: current maturities	(92.2)	(94.0)	—	—
Total long-term debt	$705.6	$786.2	$792.0	$858.6

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

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding April 15, 2014, only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; or (2) upon the occurrence of other specified events. On or after April 15, 2014, until maturity, holders may convert their notes regardless of the preceding circumstances. As of September 30, 2010, the conversion criteria of the convertible senior notes have not been satisfied.

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds were required to be bifurcated into debt and equity components. The $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate which is consistent with the estimated market rate at the time of issuance for similar senior notes with no conversion option. The debt component will accrete up to the face value over the five-year expected term through interest expense. The unamortized discount at September 30, 2010, is $35.5 million and will be amortized over the remaining period of 3.8 years. The $44.3 million (or $27.9 million, net of deferred taxes) initial equity component was determined using the difference between the proceeds and the debt component. The fair value of the convertible notes in the above table is based on the outstanding principal balance while the carrying value represents the outstanding principal balance exclusive of the unamortized discounts. Interest expense related to the convertible senior notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $10.3 million for the nine months ended September 30, 2010.

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

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If at any time after the interest has been adjusted upward either Moody’s or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 by Moody’s and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. On February 23, 2009, S&P lowered JCG’s credit rating to BB+, which resulted in a 25 basis point increase in the interest rates payable on all of JCG’s senior notes, excluding the convertible senior notes.

Credit Facility

On October 4, 2010, JCG entered into a 364-day $100 million, unsecured, revolving credit facility (the “new Credit Facility”) with JP Morgan Chase Bank, N.A., as administrative agent and swingline lender. Concurrently with entering into the new Credit Facility, JCG terminated its $125 million secured revolving credit facility. Under the new Credit Facility, the leverage ratio cannot exceed 4.00 and the interest coverage ratio must equal or exceed 3.50. In addition, long-term assets under management must exceed $100 billion.

Capital Lease Obligations

JCG’s capital lease obligations represent leased computer equipment. The carrying value of the obligations at September 30, 2010, totaled $1.5 million and is included in other accrued liabilities and other liabilities on the Consolidated Balance Sheets. The related lease terms extend through 2012.

Note 6 — Income Tax Contingencies

As of September 30, 2010, JCG had $22.2 million of accrued reserves for income tax contingencies, including interest. During the third quarter 2010, JCG decreased its income tax contingency reserves by $14.1 million as a result of the expiration of statues of limitations, creating a net tax benefit of $9.0 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $15.5 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities on the Consolidated Balance Sheets.

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

Noncontrolling Interests That Are Not Subject to Put Rights

Noncontrolling interests that are not subject to put rights consist of undistributed earnings related to third-party investors in consolidated investment products and certain INTECH and Perkins ownership interests granted to employees which totaled $10.0 million attributable to such interests as of September 30, 2010. Certain of the INTECH and Perkins ownership interests granted to employees become subject to put rights upon vesting at which time such interests are reclassified to redeemable noncontrolling interests.

In June 2010, INTECH purchased ownership interests held by INTECH employees for $5.0 million. These ownership interests represent less than 1% of total INTECH ownership interests and were not subject to put rights.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests consist of INTECH and Perkins ownership interests that are currently puttable to JCG or will become puttable at certain future dates, and undistributed earnings of $(0.6) million attributable to such interests as of September 30, 2010. Distributions are based on taxable income, which currently exceeds book income, causing undistributed earnings at September 30, 2010, to be negative. Changes in fair value of redeemable noncontrolling interests are recognized as increases or decreases to redeemable noncontrolling interests with an offsetting charge to retained earnings.

INTECH

On February 19, 2010, pursuant to contractual obligations, JCG acquired an additional 3% interest in INTECH from the two founding members for $31.4 million. This transaction reduced the two founders’ aggregate ownership interest to approximately 2% of INTECH. Each founder is entitled to retain his remaining INTECH shares outstanding until his death unless he is terminated for cause or leaves voluntarily while not in good standing. An INTECH founder will be considered to be in good standing if he voluntarily leaves after providing 12 months’ prior notice and cooperates with the transition. Each of the two INTECH founding members has the option annually to require JCG to purchase from him his remaining ownership interest of INTECH at fair value. The following table discloses the effect on equity as a result of JCG’s acquisition of the additional 3% interest in INTECH (in millions):

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009

Net income attributable to controlling interest	$53.2	$52.7

Decrease in JCG retained earnings from acquisition of noncontrolling interest	(29.1)	(23.0)

Change from net income (controlling interest) and acquisitions of noncontrolling interest	$24.1	$29.7

Total INTECH ownership interests held by the two founders have an estimated value of approximately $21.0 million as of September 30, 2010. Ownership interests held by other INTECH employees subject to put rights have an estimated value of approximately $4.0 million as of September 30, 2010.

Perkins

JCG has the option to acquire the majority of the remaining 22.2% interest of Perkins at fair value on the third, fifth, seventh or each subsequent anniversary of December 31, 2008 (“closing”), the date JCG acquired a majority ownership in Perkins. The noncontrolling owners of Perkins have the option to require JCG to purchase any or all of their remaining ownership interests on the fourth or sixth anniversary of closing at fair value. The total Perkins noncontrolling interest has an estimated value of approximately $60.5 million as of September 30, 2010, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to represent fair value.

Note 8 — Long-Term Incentive Compensation

JCG granted $66.8 million in long-term incentive awards during the first nine months of 2010, which generally vest and will be recognized ratably over a four-year period. The 2010 awards consisted of $10.0 million of restricted stock (0.8 million shares at a weighted average price of $12.18 per share), $13.6 million of stock options and $43.2 million of mutual fund units.

A total of 2.1 million stock options with a grant date fair value of $6.40 per option were awarded as part of the February 2010 grant. The grant date fair value of stock options was determined using the Black-Scholes model with the following assumptions: expected volatility of 65%, dividend yield of 0.34%, risk-free interest rate of 2.29% and an expected life of five years.

In addition to these awards, JCG granted a $10.0 million restricted stock award to its chief executive officer on February 5, 2010. This award will vest 50% on December 31, 2010, 25% on January 1, 2012 and 25% on January 1, 2013. INTECH also granted $5.1 million of ownership interests to its employees which generally vest and will be recognized ratably over a four-year period. This grant represents less than 1.0% of total INTECH ownership interests.

The 2010 annual grant utilized the majority of the remaining shares under the 2005 Long-Term Incentive Stock Plan. On April 29, 2010, Janus shareholders approved the 2010 Long-Term Incentive Stock Plan, which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock.

Note 9 — Other Income, Net

The components of other income, net are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Dividend income	$0.1	$—	$0.1	$0.4
Interest income	0.2	—	0.5	0.2
Translation gains (losses), net	(0.2)	—	(0.2)	(1.0)
Other, net	0.4	0.1	1.0	0.9
Total	$0.5	$0.1	$1.4	$0.5

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss) attributable to JCG common shareholders:	$32.5	$8.2	$94.0	$(794.1)

Basic earnings (loss) per share attributable to JCG common shareholders:
Weighted average common shares outstanding	180.0	173.6	179.7	162.5

Basic earnings (loss) per share	$0.18	$0.05	$0.52	$(4.89)

Diluted earnings (loss) per share attributable to JCG common shareholders:
Weighted average common shares outstanding	180.0	173.6	179.7	162.5

Dilutive effect of stock options and unvested restricted stock using the treasury stock method	2.4	3.0	2.5	—
Weighted average diluted common shares outstanding	182.4	176.6	182.2	162.5

Diluted earnings (loss) per share	$0.18	$0.05	$0.52	$(4.89)

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	11.4	11.1	11.4	17.1
Unvested restricted stock	—	1.1	0.5	4.4

All shares held in the JCG Employee Stock Ownership Plan are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the convertible senior notes because the effect would be anti-dilutive as the conversion criteria have not been satisfied. As a result of JCG’s net loss for the nine months ended September 30, 2009, all stock options and unvested restricted stock were anti-dilutive.

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

In the First Derivative Traders matter, the U.S. District Court entered an order dismissing all claims. Plaintiffs, however, appealed that dismissal to the Fourth Circuit Court of Appeals for the Fourth Circuit. In May 2009, the Fourth Circuit reversed the order of dismissal and remanded the case back to the U.S. District Court for further proceedings. In June 2010, the U.S. Supreme Court agreed to review the Fourth Circuit’s decision. On September 3, 2010, JCG filed its opening brief with the U.S. Supreme Court. The First Derivative Traders’ response brief is due October 26, 2010, with JCG’s reply brief due November 19, 2010. The Supreme Court is scheduled to hear oral arguments at its December 7, 2010 session, and a decision is expected by mid-2011. In addition to the First Derivative Traders case, on January 20, 2010, the U.S. District Court entered orders dismissing the remaining claims asserted against JCG and its affiliates by fund investors in the Steinberg matter; however, plaintiffs appealed the decision in February 2010. Plaintiffs filed their opening brief with the Fourth Circuit Court of Appeals in August 2010, and JCG’s response brief is due in late October 2010. JCG expects a decision from the Fourth Circuit Court of Appeals in 2011. As a result of these events, JCG and its affiliates are the remaining defendants, in some capacity, in the actions described in the preceding paragraph.

Note 12 — General, Administrative and Occupancy Expenses

General, administrative and occupancy expenses for the three and nine months ended September 30, 2010, include $13.6 million of client reimbursements related to two significant fund administrative errors arising in the quarter ended September 30, 2010. JCG may be able to recover a portion of the cost of these errors through insurance recoveries in future periods.

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

Third Quarter 2010 Summary

Ending assets under management of $160.8 billion increased $13.6 billion, or 9.2%, from June 30, 2010, as a result of favorable market conditions during the third quarter 2010. Revenues of $243.8 million and average assets under management of $155.2 billion for the third quarter 2010 decreased slightly from the second quarter 2010.

Investment Performance

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

Long-term investment performance remained strong with 87% and 91% of complex-wide mutual fund assets in the top half of their Lipper categories on a three- and five-year total return basis, respectively, as of September 30, 2010. As a result of underperformance in key fundamental equity strategies, the portion of mutual fund assets in the top half of their Lipper categories on a one-year basis fell to 43% as of September 30, 2010, compared to 90% as of September 30, 2009.

•                  42%, 86% and 91% of fundamental equity mutual fund assets ranking in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of September 30, 2010.

•                  46%, 100% and 100% of fixed income mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of September 30, 2010.

Mathematical equity strategies improved significantly, with 100%, 79% and 56% of product strategies outperforming their respective benchmarks over the one-, three- and five-year periods ended September 30, 2010.

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

Assets Under Management and Flows

Total Company assets under management of $160.8 billion at September 30, 2010, increased $9.0 billion, or 5.9%, from September 30, 2009. The increase was primarily driven by net market appreciation offset by total Company long-term net outflows.

Fundamental equity long-term net outflows were $1.8 billion and $1.6 billion for the three- and nine-month periods ended September 30, 2010, reflecting challenging market conditions and investor preference for fixed income products over actively managed equity products.

JCG continued to gain traction in the fixed income markets with positive long-term net inflows of $1.0 billion and $3.4 billion for the three- and nine-month periods ended September 30, 2010. Janus fixed income funds posted an annualized organic growth rate of 32% in the third quarter 2010, double the industry’s growth rate.

Mathematical equity long-term net outflows of $2.1 billion and $7.9 billion for the three- and nine-month periods ended September 30, 2010 reflect domestic plan sponsors generally allocating away from U.S. large cap equities and investors favoring passive over active managers. INTECH’s improved performance has not yet translated into positive long-term net flows, as flows generally lag performance.

The following table presents the components of JCG’s assets under management (in billions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Beginning of period assets	$147.2	$132.6	$159.7	$123.5
Long-term sales
Fundamental equity	5.0	5.8	19.2	15.8
Fixed income	1.9	1.7	6.4	3.8
Mathematical equity	0.9	1.1	3.4	3.6
Long-term redemptions
Fundamental equity	(6.8)	(5.0)	(20.9)	(14.0)
Fixed income	(0.9)	(0.6)	(3.0)	(1.6)
Mathematical equity	(3.0)	(3.6)	(11.2)	(6.8)
Long-term net flows*
Fundamental equity	(1.8)	0.8	(1.7)	1.8
Fixed income	1.0	1.1	3.4	2.2
Mathematical equity	(2.1)	(2.5)	(7.8)	(3.2)
Total long-term net flows	(2.9)	(0.6)	(6.1)	0.8
Net money market flows	—	(0.2)	(0.1)	(6.1)
Market/fund performance	16.5	20.0	7.3	33.6
End of period assets	$160.8	$151.8	$160.8	$151.8

*  Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Average assets under management
Fundamental equity	$98.1	$87.1	$100.5	$75.4
Fixed income	13.7	8.0	12.2	6.8
Mathematical equity	41.8	46.1	44.2	42.6
Money market	1.6	1.9	1.6	2.8
Total	$155.2	$143.1	$158.5	$127.6

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Growth/Blend (1)
Beginning of period assets	$54.1	$50.6	$61.0	$44.6
Sales	2.3	2.9	9.0	8.2
Redemptions	4.1	3.2	12.7	9.0
Net redemptions	(1.8)	(0.3)	(3.7)	(0.8)
Market/fund performance	6.0	7.7	1.0	14.2
End of period assets	$58.3	$58.0	$58.3	$58.0

Global/International
Beginning of period assets	$22.9	$18.2	$23.9	$14.0
Sales	1.1	1.3	4.2	3.2
Redemptions	1.3	0.8	4.2	2.3
Net (redemptions) sales	(0.2)	0.5	—	0.9
Market/fund performance	3.6	3.7	2.4	7.5
End of period assets	$26.3	$22.4	$26.3	$22.4

Mathematical Equity
Beginning of period assets	$39.8	$43.8	$48.0	$42.4
Sales	0.9	1.1	3.4	3.6
Redemptions	3.0	3.6	11.3	6.8
Net redemptions	(2.1)	(2.5)	(7.9)	(3.2)
Market/fund performance	4.7	6.0	2.3	8.1
End of period assets	$42.4	$47.3	$42.4	$47.3

Fixed Income
Beginning of period assets	$12.7	$7.1	$10.3	$5.5
Sales	1.9	1.7	6.3	3.8
Redemptions	0.9	0.6	2.9	1.6
Net sales	1.0	1.1	3.4	2.2
Market/fund performance	0.8	0.6	0.8	1.1
End of period assets	$14.5	$8.8	$14.5	$8.8

Value
Beginning of period assets	$16.1	$11.0	$14.9	$9.1
Sales	1.6	1.6	6.1	4.4
Redemptions	1.4	1.0	4.0	2.7
Net sales	0.2	0.6	2.1	1.7
Market/fund performance	1.4	1.9	0.7	2.7
End of period assets	$17.7	$13.5	$17.7	$13.5

Money Market
Beginning of period assets	$1.6	$2.0	$1.7	$7.9
Sales	0.2	0.2	0.6	3.4
Redemptions	0.2	0.4	0.7	9.5
Net redemptions	—	(0.2)	(0.1)	(6.1)
Market/fund performance	—	—	—	—
End of period assets	$1.6	$1.8	$1.6	$1.8

(1)  Growth/blend and fixed income assets have been reclassified to reflect a 50%/50% split of the Janus Balanced Fund between the two categories.

Results of Operations

Three Months Ended September 30, 2010, Compared with Three Months Ended September 30, 2009

Revenues

Investment management fees increased $16.9 million, or 9.1%, primarily as a result of the 8.5% increase in average assets under management driven by improved market conditions.

Performance fee revenue is derived from certain mutual funds and separate accounts. The decrease of $2.3 million, or 31.1%, in performance fee revenue was primarily due to lower mutual fund fees from a decline in performance.

At September 30, 2010, $27.0 billion and $8.5 billion mutual fund and private account assets, respectively, were subject to performance fees. As approved by mutual fund shareholders, additional mutual funds representing $40.8 billion, or approximately 25% of assets under management at September 30, 2010, will become subject to performance fees over the next 15 months, with the first fee adjustment for the impacted funds calculated in the second quarter 2011.

Expenses

Employee compensation and benefits decreased $9.4 million, or 11.0%, principally due to lower severance and sales commissions. The three months ended September 30, 2009 included severance charges of $6.8 million from the departure of the former chief executive officer. Commissions declined due to lower commissionable sales, primarily in the retail intermediary channel.

Distribution expense increased $3.3 million, or 11.3%, as a result of a similar increase in assets under management subject to third-party concessions. Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

General, administrative and occupancy expense decreased $7.0 million, or 14.5%, primarily as a result of lower legal expenses, partially offset by $13.6 million of client reimbursements related to two significant fund administrative errors arising in the quarter ended September 30, 2010. JCG may be able to recover a portion of the cost of these errors through insurance recoveries in future periods. The three months ended September 30, 2009 included legal settlements totaling $20.5 million.

Interest expense declined $2.7 million, or 14.5%, primarily as a result of the August 2009 tender offer which reduced long-term debt by approximately $443.3 million, partially offset by interest expense associated with the July 2009 issuance of $170.0 million, 3.250% convertible senior notes (“convertible senior notes”).

JCG recognized a $5.8 million net gain on early extinguishment of debt as a result of the retirement of $443.3 million of outstanding debt in the third quarter 2009.

JCG’s income tax provision includes the reversal of $14.1 million of income tax contingency reserves in the third quarter 2010 as a result of the expiration of statutes of limitations, creating a net tax benefit of $9.0 million.

Noncontrolling interests decreased $0.7 million, or 19.4%, primarily due to a decline in the noncontrolling ownership interests in INTECH as a result of JCG’s 2010 acquisition of an additional 3% interest in INTECH combined with lower INTECH earnings and assets under management.

Nine Months Ended September 30, 2010, Compared with Nine Months Ended September 30, 2009

Revenues

Investment management fees increased $133.9 million, or 27.8%, primarily as a result of the 24.2% increase in average assets under management driven by improved market conditions.

Performance fee revenue decreased $3.2 million, or 18.5%, primarily due to lower mutual fund fees from a decline in performance.

Shareowner servicing fees and other revenue increased $11.2 million, or 11.3%, primarily as a result of an increase in transfer agent fees, partially offset by a decrease in money market administration fees. Transfer agent fees are based on average assets under management distributed directly to investors by Janus, excluding money market assets, which increased 27.6% over the comparable prior period. Money market administration fees declined as a result of JCG’s exit from its institutional money market business effective April 30, 2009.

Expenses

Employee compensation and benefits increased $21.2 million, or 9.9%, principally due to higher investment team incentive compensation, partially offset by lower severance. The investment team compensation plan is linked to individual performance, but also ties the aggregate level of compensation to revenue, which increased year-over-year.

Long-term incentive compensation increased $12.9 million, or 27.5%, primarily from $13.1 million of expense related to Perkins senior profit interest awards and from new awards granted in 2010. These increases were partially offset by the $5.3 million departure-related acceleration of the former chief executive officer’s awards included in the third quarter 2009 and from the vesting of awards granted in prior years.

Long-term incentive awards granted during 2010 totaled $66.8 million and will be recognized ratably over a four-year period. In addition to these awards, JCG granted a $10.0 million restricted stock award to the chief executive officer on February 5, 2010. This award will vest 50% on December 31, 2010, 25% on January 1, 2012 and 25% on January 1, 2013. INTECH also granted $5.1 million of ownership interests, which generally vest and will be recognized ratably over a four-year period.

Marketing and advertising increased $7.7 million, or 37.9%, primarily due to $9.1 million of fund proxy costs for the election of the mutual fund trustees for JCG’s domestic mutual funds in 2010, partially offset by $3.8 million of costs associated with JCG’s merging of two of its domestic mutual trusts in 2009.

Distribution expense increased $28.5 million, or 38.2%, as a result of a similar increase in assets under management subject to third-party concessions.

Depreciation and amortization expense increased $4.0 million, or 15.6%, primarily as a result of higher amortization of deferred commissions from an increase in sales of certain mutual fund shares.

General, administrative and occupancy expense decreased $14.7 million, or 13.0%, primarily as a result of lower legal expenses, partially offset by $13.6 million of client reimbursements related to two significant fund administrative errors arising in the quarter ended September 30, 2010. The nine months ended September 30, 2009, included litigation charges of $31.4 million.

JCG recognized goodwill and intangible asset impairment charges of $747.0 million and $109.7 million, respectively, as of March 31, 2009. The goodwill impairment charge was not deductible for income tax purposes. A tax benefit of $40.6 million was recognized as a result of the impairment of mutual fund advisory contracts.

Interest expense declined $10.9 million, or 18.7%, primarily as a result of the August 2009 tender offer, partially offset by $7.5 million of interest expense associated with the July 2009 issuance of convertible senior notes.

Net investment gains totaling $4.8 million primarily represent realized gains from the redemption of available-for-sale securities. Mark-to-market gains on trading securities for the nine months ended September 30, 2010, were partially offset by losses generated by a hedging strategy implemented in late 2008, covering the majority of seed capital. The hedging strategy utilizes futures contracts to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seed capital investments. Net investment losses of $6.0 million for the nine months ended September 30, 2009, include impairment charges totaling $6.6 million, which were primarily related to securities classified as available-for-sale.

JCG’s income tax provision includes the reversal of $14.1 million of income tax contingency reserves in the third quarter 2010 as a result of the expiration of statutes of limitations, creating a net tax benefit of $9.0 million.

Noncontrolling interests decreased $3.3 million, or 34.7%, primarily due to a decline in the noncontrolling ownership interests in INTECH as a result of JCG’s 2010 acquisition of an additional 3% interest in INTECH combined with lower INTECH earnings and assets under management.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data for the nine months ended September 30, 2010 and 2009 is as follows (in millions):

	2010	2009
Cash flows provided by (used for):
Operating activities	$144.9	$80.9
Investing activities	(129.7)	(3.3)
Financing activities	(51.9)	(123.8)
Net change in cash and cash equivalents	(36.7)	(46.2)
Balance beginning of period	324.7	282.6
Balance end of period	$288.0	$236.4

On an annual basis, JCG’s cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements. Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. The increase in cash flows from operations from the comparable prior year period was driven by higher revenues as a result of the increase in average assets under management.

Cash used for investing activities for the nine months ended September 30, 2010 primarily represents $121.7 million for the net purchase of investments, including an aggregate total of $92.8 million of U.S. Treasury notes purchased in the second quarter 2010 which mature in August 2011. Other purchases and sales of investments are related to seed capital as well as hedging and vesting of mutual fund share awards. Cash used for investing activities for the comparable prior year period primarily represents proceeds of $6.1 million for the net sale of investments, offset by $8.1 million for the purchase of property and equipment.

Cash used for financing activities for the nine months ended September 30, 2010, primarily represents $31.4 million for the purchase of an additional 3% interest in INTECH combined with $12.2 million of distributions to noncontrolling interests and $7.4 million of dividends paid to stockholders. Cash used for financing activities for the comparable prior year period primarily represents the repayment of $456.0 million of long-term debt, partially offset by the issuance of $218.1 million and $170.0 million of common stock and debt, respectively.

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investors Service, Inc. (“Moody’s”) from Baa3 or by Standard & Poor’s (“S&P”) Rating Service from BBB-, up to a maximum increase of 200 basis points. If at any time after the interest has been adjusted upward either Moody’s or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance. For each 25 basis point increase or decrease, JCG’s interest expense will increase or decrease by approximately $1.7 million on an annualized basis. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 by Moody’s and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. On February 23, 2009, S&P lowered JCG’s credit rating to BB+, which resulted in a 25 basis point increase in the interest rates payable on all of JCG’s senior notes, excluding the convertible senior notes.

Other Sources of Liquidity

Shelf Registration

The Company has effective a Shelf Registration Statement with the SEC that allows it to register the sale of an indeterminate amount of preferred stock and additional common stock and debt securities.

Credit Facility

At September 30, 2010, JCG had a $125 million Competitive Advance and Revolving Credit Facility Agreement (the “Credit Facility”) with a syndicate of banks which was due to terminate on December 1, 2010. The Credit Facility contained two financial covenants: a specified maximum leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contained a minimum assets under management covenant and any borrowings were secured by a majority of JCG’s assets. At September 30, 2010, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility.

The covenants and the calculation of the ratios, as defined in the Credit Facility, were as follows (in millions):

Last Four
Quarters Ended
September 30, 2010

Net income attributable to JCG	$131.0
Add back:
Interest expense	63.1
Income tax provision	64.8
Depreciation and amortization	39.9
Non-cash amortization of long-term incentive compensation	73.9
Unrealized gains or losses on investments	(5.3)
Other nonrecurring cash charges	6.7
Cash paid for deferred commissions and mutual fund share awards	(53.5)
Adjusted net income	$321.6

Debt (including capital leases and letters of credit)	$803.8

Leverage Ratio (debt divided by adjusted net income)	2.50
Cannot exceed 8.00

Interest Coverage Ratio
(adjusted net income divided by last four quarters interest expense)	5.1
Must equal or exceed 2.0

Minimum assets under management
Ending long-term assets under management (in billions)	$159.2
Must exceed $80.0 billion

On October 4, 2010, JCG entered into a 364-day $100 million, unsecured, revolving credit facility (the “new Credit Facility”) with JP Morgan Chase Bank, N.A., as administrative agent and swingline lender. Concurrently with entering into the new Credit Facility, JCG terminated its $125 million secured revolving credit facility. Under the new Credit Facility, the leverage ratio cannot exceed 4.00 and the interest coverage ratio must equal or exceed 3.50. In addition, long-term assets under management must exceed $100 billion.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.     Controls and Procedures

JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Gregory A. Frost, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Weil and Frost concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2008, JCG’s Board of Directors authorized a fifth $500 million stock repurchase program with no expiration date to take effect when the current authorization is utilized. The amount that may yet be repurchased under current unexpired authorizations as of September 30, 2010, is $521.2 million. There were no share repurchases for the nine months ended September 30, 2010, under the current authorization or from employees as part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934). Currently, tax withholdings on vesting employee stock-based compensation are satisfied by employees selling shares on the open market, and JCG does not repurchase shares under a share withholding program.

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

Date: October 21, 2010

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