Form 10-K
period 2010-12-31
JANUS CAPITAL GROUP INC
filed 2011-02-24
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2010, the aggregate market value of common equity held by non-affiliates was $1,630,949,773. As of February 18, 2011, there were 186,084,404 shares of the Company's common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated
Company's Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III

JANUS CAPITAL GROUP INC.
2010 FORM 10-K ANNUAL REPORT

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") may make other written and oral communications from time to time (including, without limitation, in the Company's 2010 Annual Report to Stockholders) that contain such statements. Forward-looking statements include statements as to industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of Company management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1A, Risk Factors, and elsewhere in this report and other documents filed or furnished by JCG from time to time with the Securities and Exchange Commission. JCG cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Except to the extent required by applicable law, JCG undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 1.    BUSINESS

Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") provide investment management, administration, distribution and related services to individual and institutional investors through mutual funds, other pooled investment vehicles, separate accounts and subadvised relationships (collectively referred to as "investment products") in both domestic and international markets. Over the last several years, JCG has expanded its business to become a more diversified manager with increased investment product offerings and distribution capabilities. JCG provides investment advisory services through its primary subsidiaries, Janus Capital Management LLC ("Janus"), INTECH Investment Management LLC ("INTECH") and Perkins Investment Management LLC ("Perkins"). Each of JCG's three primary subsidiaries specializes in specific investment styles and disciplines. JCG's investment products are distributed through three channels: retail intermediary, institutional and international. Each distribution channel focuses on specific investor groups and the unique requirements of each group. As of December 31, 2010, JCG managed $169.5 billion of assets for shareholders, clients and institutions around the globe.

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

Subsidiaries

Janus

Janus considers itself a leader in U.S. and global equity investing, beginning with the launch of the Janus Fund approximately 40 years ago. Janus offers growth and core equity, global and international equity, as well as balanced, fixed income and retail money market investment products. Janus' investment teams seek to identify strong businesses with sustainable competitive advantages or improving returns on capital that sell at a discount to what the teams believe they are worth. Janus believes its depth of research, experienced portfolio managers and analysts, willingness to make concentrated investments when Janus believes it has a research edge and commitment to delivering strong long-term results for its investors differentiate Janus from its competitors. At December 31, 2010, Janus managed $104.1 billion of long-term assets and $1.5 billion of money market assets, or 62% of total Company assets under management.

INTECH

INTECH has managed institutional portfolios since 1987, establishing one of the industry's longest continuous performance records of mathematical equity investment strategies. INTECH's unique investment process is based on a mathematical theorem that seeks to add value for clients by capitalizing on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a specified benchmark index while controlling risks and trading costs. At December 31, 2010, INTECH managed $44.1 billion, or 26% of total Company assets under management.

Perkins

Perkins has managed value-disciplined investment products since 1980. With its fundamental research and careful consideration for risk, Perkins has established a reputation as a leading value manager. Perkins offers value-disciplined investment products, including small, mid and large cap and global value investment products. At December 31, 2010, Perkins managed $19.8 billion, or 12% of total Company assets under management.

Distribution Channels

Retail Intermediary Channel

The retail intermediary channel serves financial intermediaries and retirement platforms, which include asset managers, banks and trusts, broker-dealers, independent planners, third-party 401(k) administrators and insurance companies. In addition, this channel serves existing individual investors who access JCG's investment products through mutual fund supermarkets.

Effective July 6, 2009, JCG merged two of its domestic mutual fund trusts, Janus Investment Fund ("JIF") and Janus Advisor Series ("JAD"), into a single trust. The merger was designed to simplify JCG's product offerings and provide mutual fund investors with access to a broader and more tenured range of Janus investment strategies. Subsequent to the merger, new investors are no longer able to invest directly with Janus. The Janus investment products are exclusively available through third-party intermediaries as described above.

Assets in the advisory subchannel, a component of the retail intermediary channel, have more than tripled since 2004 and totaled $29.7 billion at December 31, 2010. Significant investments have been made in strengthening the Company's presence in the advisory subchannel over the last several years, doubling the number of external and internal wholesalers, focusing on technology and building out robust home office coverage, including a dedicated analyst relations team. Overall assets in the retail intermediary channel totaled $115.8 billion, or 68% of total Company assets under management, at December 31, 2010.

Institutional Channel

The institutional channel serves corporations, endowments, foundations, Taft-Hartley funds and public fund clients and focuses on distribution direct to the plan sponsor and through consulting relationships. Investors in the institutional channel often rely on advice from third-party consultants. Accordingly, JCG has assembled a consultant relations team dedicated to providing information and services to institutional consultants. Although the current asset base in this channel is weighted heavily toward INTECH's mathematical products, the Company is striving for increased penetration of Janus equity and fixed income strategies as well as Perkins products. Assets in the institutional channel totaled $40.4 billion, or 24% of total Company assets under management, at December 31, 2010.

International Channel

The international channel serves professional investors outside of the United States, including central and local government pension plans, corporate pension plans, multi-managers, insurance companies and private banks. International products are offered through separate accounts, subadvisory relationships and Janus Capital Funds Plc, a Dublin-domiciled trust. Assets in the international channel totaled $13.3 billion, or 8% of total Company assets under management, at December 31, 2010.

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

JCG believes its ability to successfully compete in the investment management industry will be based on its ability to achieve consistently strong investment performance, provide exceptional client service, build upon its distribution relationships and continue to create new ones, develop new investment products well-suited for its distribution channels and attractive to underlying clients and investors, offer a diverse platform of investment choices and vehicles, provide effective shareowner servicing, retain and strengthen the confidence of its clients, and attract and retain talented investment and sales personnel.

REGULATION

The U.S. Securities and Exchange Commission (the "SEC") is the federal agency generally responsible for administering the U.S. federal securities laws. The investment management industry is subject to extensive federal, state and international laws and regulations intended to benefit or protect the shareholders of investment products such as those managed by JCG's subsidiaries and advisory clients of JCG subsidiaries. The costs of complying with such laws and regulations have significantly increased and may continue to contribute significantly to the costs of doing business as an investment adviser. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of businesses such as JCG's, and to impose sanctions for failure to comply with the laws and regulations. Possible consequences or sanctions for such failure to comply include, but are not limited to, voiding of investment advisory and subadvisory agreements; the suspension of individual employees (particularly investment management and sales personnel); limitations on engaging in certain lines of business for specified periods of time; revocation of registrations; disgorgement of profits; and censures and fines. Further, such laws and regulations may provide the basis for litigation that may also result in significant costs and reputational harm to covered entities such as JCG.

The Investment Advisers Act of 1940

Certain subsidiaries of JCG are registered investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") and, as such, are regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and pervasive obligations, including, among others, recordkeeping requirements, operational procedures, registration and reporting, and disclosure obligations. Certain subsidiaries of JCG are also registered with regulatory authorities in various states, and thus are subject to the oversight and regulation by such states' regulatory agencies.

The Investment Company Act of 1940

Certain of JCG's subsidiaries act as adviser or subadviser to both proprietary and nonproprietary mutual funds, which are registered with the SEC pursuant to the Investment Company Act of 1940, as amended (the "1940 Act"). Certain of JCG's subsidiaries also serve as adviser or subadviser to investment products that are not required to be registered under the 1940 Act. As an adviser or subadviser to a registered investment company, these subsidiaries must comply with the requirements of the 1940 Act and related regulations including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the "Code").

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

Dodd-Frank Act

On July 21 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act enacted numerous legal and regulatory changes for the financial services industry. Many provisions of the Dodd-Frank Act are subject to rulemaking by the

SEC and other agencies and will take effect over several years. New regulations affect, among other things, corporate governance, including proxy access by shareholders and "say-on-pay" with respect to executive compensation. The Company is currently assessing additional disclosure requirements, proxy process changes and the potential overall impact of the Dodd-Frank Act on JCG and its subsidiaries.

International Regulations

Certain JCG subsidiaries are authorized to conduct investment business in international markets and are subject to foreign regulation. JCG's international subsidiaries are subject to the regulatory supervision and requirements of various agencies, including the Financial Services Authority in the United Kingdom, the Central Bank of Ireland, the Securities and Futures Commission of Hong Kong, the Monetary Authority of Singapore, the Financial Services Agency of Japan, the Commissione Nazionale per le Societa e la Borsa in Italy, the Federal Financial Supervisory Authority of Germany, the Australian Securities and Investments Commission, and the Canadian Provincial Securities Commissions. These regulatory agencies have broad supervisory and disciplinary powers, including, among others, the power to temporarily or permanently revoke the authorization to conduct regulated business, the suspension of registered employees, and censures and fines for both regulated businesses and their registered employees.

Many of the non-U.S. securities exchanges and regulatory authorities have imposed rules (and others may impose rules) relating to capital requirements applicable to JCG's foreign subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity, and require that a minimum amount of assets be kept in relatively liquid form.

EMPLOYEES

As of December 31, 2010, JCG had 1,119 full-time employees. None of these employees is represented by a labor union.

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

•
Operations in international markets.  The investment products managed by JCG may have significant investments in international markets that are subject to risk of loss from political or diplomatic developments, government policies, civil unrest, currency fluctuations and changes in legislation related to foreign ownership. International markets, particularly emerging markets, which are often smaller, may not have the liquidity of established markets, may lack established regulations and may experience significantly more volatility than established markets.

•
Relative investment performance.  JCG's investment products are often judged on their performance as compared to benchmark indices, peer groups or on an absolute return basis. Any period of underperformance of investment products may result in the loss of existing assets and impact JCG's ability to attract new assets. In addition, approximately 22% of the Company's assets under management at December 31, 2010, are subject to performance fees. As approved by mutual fund shareholders in 2010, additional mutual funds representing approximately 25% of assets under management as of December 31, 2010, will become subject to performance fees over the next 12 months, with the first fee adjustment for the impacted funds calculated in the second quarter 2011. Performance fees are based on each product's investment performance as compared to an established benchmark index over a specified period of time. If investment products subject to performance fees underperform their respective benchmark index for a defined period, JCG's revenues and thus results of operations may be adversely impacted. In addition, performance fees subject JCG's revenues to increased volatility.

JCG's results are dependent on its ability to attract and retain key personnel.

The investment management business is highly dependent on the ability to attract, retain and motivate highly skilled, and often highly specialized, technical, executive, sales and investment management personnel. The market for investment and sales professionals is extremely competitive and is increasingly characterized by the frequent movement of portfolio managers, analysts and salespersons among different firms. Any changes to management structure, shifts in corporate culture, changes to corporate governance authority, or adjustments or reductions to compensation could impact JCG's ability to retain key personnel and could result in legal claims. If JCG is unable to retain key personnel, it could have an adverse effect on JCG's results of operations and financial condition.

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

INTECH's investment process is based on complex and proprietary mathematical models that seek to outperform various indices by capitalizing on the volatility in stock price movements while controlling trading costs and overall risk relative to the index. The maintenance of such models for current products and the development of new products are highly dependent on certain key INTECH employees. If INTECH is unable to retain key personnel, properly transition key personnel responsibilities to others, or if the mathematical investment strategies fail to produce the intended results, INTECH may not be able to maintain the historical level of investment performance and clients may redeem assets, which could have an adverse effect on JCG's results of operations and financial condition.

The regulatory environment in which JCG operates has changed and may continue to change.

JCG may be adversely affected as a result of new or revised legislation or regulations, or by changes in the interpretation or enforcement of existing laws and regulations. The costs and burdens of compliance with these and other new reporting and operational requirements and regulations have increased significantly and may continue to increase the cost of operating mutual funds and other investment products, which could have an adverse effect on JCG's results of operations and financial condition. (See Part I, Item 1, Business — Regulation, of this Annual Report on Form 10-K.)

JCG's business may be vulnerable to failures or breaches in support systems and customer service functions.

The ability to consistently and reliably obtain securities pricing information, process shareowner transactions and provide reports and other customer service to the shareowners of funds and other investment products managed by JCG as well as the protection of confidential information maintained by it is essential to JCG's operations. Any delays, errors or inaccuracies in obtaining pricing information, JCG's ability to price illiquid or thinly traded securities without readily obtainable market quotes, processing shareowner transactions or providing reports, and any other inadequacies in other customer service functions could alienate customers and potentially give rise to claims against JCG. If this were to occur, it could have an adverse effect on JCG's results of operations and financial condition.

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

JCG derives revenue from investment advisory agreements with mutual funds and other investment products. The termination of, or failure to renew, one or more of these agreements or the reduction of the fee rates applicable to such agreements could have a material adverse effect on revenues and profits. With respect to investment advisory agreements with mutual funds, these agreements may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the 1940 Act), and must be approved and renewed annually by the independent members of each fund's board of directors or trustees, or its shareowners, as required by law. In addition, the board of directors or trustees of certain funds and separate accounts generally may terminate these investment advisory agreements upon written notice for any reason and without penalty.

JCG's indebtedness could adversely affect its financial condition and results of operations.

JCG has a significant amount of indebtedness, which could limit its ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt servicing requirements or other purposes. Debt servicing requirements will increase JCG's vulnerability to adverse economic, market and industry conditions; limit JCG's flexibility in planning for, or reacting to, changes in business operations or to the asset management industry overall; and place JCG at a disadvantage in relation to competitors that have lower debt levels. In addition, all of JCG's outstanding debt, excluding its convertible debt, is subject to an increase in interest rates in the event of a credit rating downgrade by either Standard & Poor's ("S&P") Rating Service or Moody's Investors Service, Inc. ("Moody's"). Certain of JCG's indebtedness is also subject to repurchase at 101% of the principal balance if the Company experiences a change of control and in connection therewith the applicable notes become rated below investment grade. (See Part II, Item 8, Financial Statements and Supplementary Data, Note 8 — Debt, of this Annual Report on Form 10-K.) Any or all of the above events and/or factors have and could continue to adversely affect JCG's results of operations and financial condition.

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

JCG is named as a defendant in class action lawsuits and other related litigation and is subject to regulatory or governmental examinations and/or investigations.

JCG and an affiliate of JCG are named as defendants in class action lawsuits and other litigation. (See Part II, Item 8, Financial Statements and Supplemental Data, Note 17 — Litigation and Other Regulatory Matters, of this Annual Report on Form 10-K.) These lawsuits seek specified or unspecified compensatory and punitive damages. JCG is unable to estimate the range of potential losses that would be incurred if the plaintiffs in any of these actions were to prevail, or to determine the total potential effect that they may have on JCG's results of operations, financial position and cash flows. Any settlement or judgment on the merits of these or future actions could have a material adverse effect on JCG's liquidity, results of operations and financial condition.

Additionally, JCG has and may in the future receive requests for information in connection with certain investigations or proceedings from various governmental and regulatory authorities. These requests may result in increased costs, or reputational harm to the Company which may cause lower sales and increased redemptions.

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

JCG has a significant level of goodwill and intangible assets that are subject to annual impairment review.

Goodwill and intangible assets totaled $1.8 billion at December 31, 2010. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions and unfavorable economic conditions. JCG has recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. JCG reviews the carrying value of intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of its intangible assets may be below their carrying value. JCG evaluates intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should a review indicate impairment, a write-down of the carrying value of the intangible asset could occur, resulting in a non-cash charge which would adversely affect JCG's results of operations for the period.

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

ITEM 3.    LEGAL PROCEEDINGS

The information set forth in response to Item 103 of Regulation S-K under "Legal Proceedings" is incorporated by reference from Part II, Item 8, Financial Statements and Supplemental Data, Note 17 — Litigation and Other Regulatory Matters, of this Annual Report on Form 10-K.

ITEM 4.    REMOVED AND RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

JCG Common Stock

JCG's common stock is traded on the New York Stock Exchange ("NYSE") (symbol: JNS). The following table sets forth the high and low sale prices as reported on the NYSE composite tape for each completed quarter since January 1, 2009.

	2010		2009
Quarter	High	Low	High	Low
First	$15.00	$11.66	$9.66	$3.95
Second	$15.72	$8.88	$12.37	$6.56
Third	$11.08	$8.81	$14.90	$9.84
Fourth	$13.11	$10.44	$15.82	$12.60

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of JCG's common stock over the five-year period ending December 31, 2010, the last trading day of 2010, and compares it to the cumulative total return on the S&P 500 Index and the S&P Diversified Financials Index. The comparison assumes a $100 investment on December 31, 2005, in JCG's common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of JCG's common stock.

On December 31, 2010, there were approximately 3,015 holders of record of JCG's outstanding common stock.

JCG declared an annual $0.04 per share dividend in the second quarter 2010, 2009 and 2008. The payment of cash dividends is within the discretion of JCG's Board of Directors and will depend on many factors, including, but not limited to, JCG's results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

Common Stock Repurchases

On July 22, 2008, JCG's Board of Directors authorized a $500 million stock repurchase program with no expiration date to take effect when the current authorization is utilized. The amount that may yet be repurchased under current unexpired authorizations as of December 31, 2010, is $521.2 million. There were no share repurchases for the 12 months ended December 31, 2010, under the current authorization or from employees as part of a share withholding program (established under Rule 10b5-1 of the Exchange Act). JCG currently no longer repurchases shares from employees under a share withholding program. Tax withholdings on vesting employee stock-based compensation are satisfied by selling shares on the open market.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in millions, except operating data and per share data)
Income Statement:
Revenues (1)	$1,015.7	$848.7	$1,037.9	$1,117.0	$935.8
Operating expenses (2)	734.1	1,526.2	704.8	767.7	696.9

Operating income (loss)	281.6	(677.5)	333.1	349.3	238.9
Interest expense (3)	(63.2)	(74.0)	(75.5)	(58.8)	(32.3)
Other, net (4)	26.6	(4.7)	(50.8)	32.4	37.0
Gain on early extinguishment of debt (5)	—	5.8	—	—	—
Income tax provision	(76.4)	6.3	(68.8)	(116.4)	(90.1)
Equity in earnings of unconsolidated affiliates	—	—	9.0	7.2	7.1

Income (loss) from continuing operations	168.6	(744.1)	147.0	213.7	160.6

Discontinued operations (6)	—	—	(1.5)	(75.7)	(5.3)

Net income (loss)	168.6	(744.1)	145.5	138.0	155.3
Noncontrolling interests	(8.7)	(13.0)	(8.6)	(21.7)	(21.7)

Net income (loss) attributable to JCG	$159.9	$(757.1)	$136.9	$116.3	$133.6

Basic earnings (loss) per share attributable to JCG common shareholders (7)
Income (loss) from continuing operations	$0.89	$(4.55)	$0.87	$1.09	$0.69
Discontinued operations	—	—	(0.01)	(0.43)	(0.03)

Net income (loss)	$0.89	$(4.55)	$0.86	$0.66	$0.66

Diluted earnings (loss) per share attributable to JCG common shareholders (7)
Income (loss) from continuing operations	$0.88	$(4.55)	$0.86	$1.07	$0.68
Discontinued operations	—	—	(0.01)	(0.42)	(0.03)

Net income (loss)	$0.88	$(4.55)	$0.85	$0.65	$0.66

Dividends Declared per Share	$0.04	$0.04	$0.04	$0.04	$0.04
Balance Sheet (as of December 31):
Total assets	$2,726.8	$2,530.3	$3,336.7	$3,564.1	$3,537.9
Long-term debt obligations	$586.7	$792.0	$1,106.0	$1,127.7	$537.2
Other long-term liabilities	$453.3	$438.5	$450.5	$470.0	$490.9
Redeemable noncontrolling interests	$82.8	$101.1	$106.8	$245.8	$329.0
Operating Data (in billions):
Year-end assets under management	$169.5	$159.7	$123.5	$206.7	$167.7
Average assets under management	$160.7	$134.5	$174.2	$190.4	$156.7
Long-term net flows (8)	$(10.8)	$0.9	$(0.6)	$9.8	$2.3

(1)
Revenues generally vary with average assets under management. However, revenues also include performance fees, which vary with relative investment performance and the amount of assets subject to such fees. Beginning in 2007, certain mutual funds became subject to performance fees. JCG earned $11.0 million and $16.5 million of performance fees from mutual funds during the years ended December 31, 2010 and 2009, respectively, and $11.2 million of performance fees from mutual funds during each of the years ended December 31, 2008 and 2007.

(2)
Operating expenses include impairments, restructuring, legal fees and settlement costs (net of insurance recoveries). Impairment charges are related to goodwill, terminated investment management relationships with assigned intangible values and facility closures. Restructuring and impairment charges totaled $856.7 million and $11.0 million in 2009 and 2006, respectively. Legal fees and settlement costs (net of insurance recoveries), totaled $31.4 million and $(14.1) million in 2009 and 2006, respectively.

(3)
In July 2009, JCG completed concurrent common stock and convertible senior notes offerings ("July 2009 issuance of convertible senior notes"). In August 2009, the combined proceeds of the common stock and convertible senior notes offerings, together with available cash, were used to repurchase $443.3 million aggregate principal amount of the Company's outstanding 2011, 2012 and 2017 senior notes in a tender offer ("August 2009 tender offer"). Interest expense for 2010 declined primarily as a result of the August 2009 tender offer, partially offset by interest expense associated with the July 2009 issuance of convertible senior notes. During the fourth quarter 2010, JCG exercised its call right on the $120.9 million carrying value of the 6.250% Senior Notes and retired the notes in January 2011. Interest expense for 2007 increased from 2006 as a result of issuing $748.4 million of additional debt in 2007.

(4)
During 2007, JCG classified certain investment securities as trading. Net gains/ (losses) on trading securities of $7.1 million, $10.6 million, $(41.1) million and $17.6 million were recognized in earnings for 2010, 2009, 2008 and 2007, respectively. Net investment gains in 2010 include the $14.3 million cumulative effect of correcting the accounting for JCG's hedge on mutual fund share awards. In addition, JCG recognized impairment charges of $5.2 million on available-for-sale securities in 2009 and $21.0 million and $18.2 million in 2008 and 2007, respectively, associated with structured investment vehicle ("SIV") securities acquired from money market funds advised by Janus in 2007. In the fourth quarter 2010, JCG sold the SIV securities and recognized a $5.8 million net gain.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2010 SUMMARY

JCG finished 2010 with assets under management of $169.5 billion, an increase of 6.1% from 2009, as market conditions continued to improve. Long-term net outflows for 2010 of $10.8 billion were driven by three significant mandate losses within fundamental equity and continued mathematical equity redemptions.

Long-term investment performance for fundamental equity and fixed income strategies remained strong while mathematical equity long-term investment performance continued to be challenged. However, short-term investment performance for mathematical equity strategies significantly improved while short-term investment performance for certain key fundamental equity strategies declined.

Net income attributable to JCG and diluted earnings per share for 2010 totaled $159.9 million and $0.88 per diluted share, respectively.

During 2010, JCG executed on a number of strategic priorities, including:

•
Expanded the fixed income franchise, with fixed income assets under management increasing 49% from the end of 2009.

•
Strengthened the balance sheet by exercising JCG's call right on $120.9 million of debt, replacing the secured credit facility with a new unsecured, $100 million, 364-day credit facility and regaining the Company's investment grade rating from S&P in January 2011.

•
Achieved full-year operating margin of 27.7% and fourth quarter 2010 operating margin of 34.7%.

•
Continued to strategically expand global product offerings with the launch of the Global High Yield, Global Investment Grade, Global Bond and Emerging Market strategies.

INVESTMENT PERFORMANCE

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

As a result of underperformance in key fundamental equity strategies, the percentage of mutual fund assets in the top half of their Lipper categories on a one-year basis fell to 33% as of December 31, 2010, compared to 78% as of December 31, 2009. However, long-term investment performance remained strong, with 64% and 92% of complex-wide mutual fund assets in the top half of their Lipper categories on a three- and five-year total return basis, respectively, as of December 31, 2010.

•
34%, 62% and 92% of fundamental equity mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of December 31, 2010.

•
26%, 100% and 100% of fixed income mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of December 31, 2010.

Short-term investment performance for mathematical equity strategies has significantly improved, with the percentage of strategies surpassing their respective benchmarks, net of fees, over the one-year basis increasing to 75% as of December 31, 2010, compared to 0% as of December 31, 2009. As a result of underperformance in key investment strategies since late 2007, long-term investment performance for mathematical equity strategies has declined, with 38% and 36% of strategies surpassing their respective benchmarks, net of fees, over the three- and five-year periods, as of December 31, 2010.

Assets Under Management

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

Assets Under Management and Flows

Total Company assets under management increased $9.8 billion, or 6.1%, from 2009. The increase was primarily driven by net market appreciation of $20.8 billion, partially offset by long-term net outflows of $10.8 billion.

Fundamental equity long-term net outflows were $4.3 billion in 2010 compared with long-term net inflows of $3.1 billion in 2009, primarily as a result of three significant mandate losses. Fundamental equity outflows reflect current investor preference for fixed income and passive investment products over actively managed equity products.

JCG continued to gain traction in the fixed income markets with long-term net inflows of $4.0 billion in 2010 compared with $3.4 billion in 2009.

Mathematical equity long-term net outflows of $10.5 billion and $5.6 billion in 2010 and 2009, respectively, reflect a lack of search activity in U.S. large cap equities as domestic plan sponsors generally allocated to passive mandates, alternative investments, and global and international strategies.

The following table presents the components of JCG's assets under management (in billions):

	Year Ended December 31,
	2010	2009	2008
Beginning of period assets	$159.7	$123.5	$206.7
Long-term sales
Fundamental equity	26.1	21.9	34.0
Fixed income	8.5	5.7	2.2
Mathematical equity	4.4	5.8	12.3
Long-term redemptions
Fundamental equity	(30.4)	(18.8)	(31.4)
Fixed income	(4.5)	(2.3)	(3.7)
Mathematical equity	(14.9)	(11.4)	(14.0)

Long-term net flows*
Fundamental equity	(4.3)	3.1	2.6
Fixed income	4.0	3.4	(1.5)
Mathematical equity	(10.5)	(5.6)	(1.7)

Total long-term net flows	(10.8)	0.9	(0.6)
Net money market flows	(0.2)	(6.2)	(5.0)
Market/fund performance	20.8	41.5	(77.6)

End of period assets	$169.5	$159.7	$123.5

Average assets under management
Fundamental equity	$102.1	$80.5	$99.7
Fixed income	12.9	7.5	6.1
Mathematical equity	44.1	43.9	57.4
Money market	1.6	2.6	11.0

Total	$160.7	$134.5	$174.2

*
Excludes money market flows. Sales and redemptions are presented net on a separate line due to the short-term nature of the investments.

Assets and Flows by Investment Discipline

JCG, through its primary subsidiaries, offers investment products based on a diversified set of investment disciplines. Janus offers growth and core equity, global and international equity, as well as balanced, fixed income and retail money market investment products. INTECH offers mathematical-based investment products and Perkins offers value-disciplined investments. Assets and flows by investment discipline are as follows (in billions):

	Years ended December 31,
	2010	2009	2008
Growth/Core (1)
Beginning of period assets	$60.9	$44.5	$75.6
Sales	12.4	10.6	22.5
Redemptions	18.6	11.5	20.0

Net sales (redemptions)	(6.2)	(0.9)	2.5
Market / fund performance	6.2	17.3	(33.6)

End of period assets	$60.9	$60.9	$44.5

Global/International
Beginning of period assets	$23.8	$14.1	$30.7
Sales	6.0	4.7	5.2
Redemptions	6.3	3.3	7.4

Net sales (redemptions)	(0.3)	1.4	(2.2)
Market / fund performance	4.4	8.3	(14.4)

End of period assets	$27.9	$23.8	$14.1

Mathematical Equity
Beginning of period assets	$48.0	$42.4	$69.7
Sales	4.4	5.8	12.3
Redemptions	14.9	11.4	14.0

Net redemptions	(10.5)	(5.6)	(1.7)
Market / fund performance	6.6	11.2	(25.6)

End of period assets	$44.1	$48.0	$42.4

Fixed Income (1)
Beginning of period assets	$10.3	$5.5	$7.7
Sales	8.5	5.7	2.2
Redemptions	4.5	2.3	3.7

Net sales (redemptions)	4.0	3.4	(1.5)
Market / fund performance	1.0	1.4	(0.7)

End of period assets	$15.3	$10.3	$5.5

Value
Beginning of period assets	$15.0	$9.1	$10.1
Sales	7.7	6.6	6.3
Redemptions	5.5	4.0	4.0

Net sales	2.2	2.6	2.3
Market / fund performance	2.6	3.3	(3.3)

End of period assets	$19.8	$15.0	$9.1

	Years ended December 31,
	2010	2009	2008
Money Market
Beginning of period assets	$1.7	$7.9	$12.9
Sales	0.8	3.6	91.7
Redemptions	1.0	9.8	96.7

Net redemptions	(0.2)	(6.2)	(5.0)
Market / fund performance	—	—	—

End of period assets	$1.5	$1.7	$7.9

(1)
Growth/core and fixed income assets have been reclassified to reflect a 50%/50% split of the Janus Balanced Fund between the two categories.

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

Results of Operations

2010 Compared to 2009

Investment management fees increased $150.6 million, or 22.0%, primarily as a result of the 19.5% increase in average assets under management driven by improved market conditions.

Performance fee revenue is derived from certain mutual funds and separate accounts. The increase of $3.7 million, or 12.8%, in performance fee revenue was primarily due to an increase of $9.2 million in separate account performance fees, partially offset by a $5.5 million decline in fees earned on mutual funds. JCG recognized $17.1 million in 2010 from a separate account client, which terminated in late 2010.

At December 31, 2010, $29.5 billion and $7.2 billion of mutual fund and private account assets, respectively, were subject to performance fees. As approved by mutual fund shareholders, additional mutual funds representing $43.2 billion, or approximately 25% of assets under management at December 31, 2010, will become subject to performance fees over the next 12 months, with the first fee adjustment for the impacted funds calculated in the second quarter 2011.

Shareowner servicing fees and other revenue increased $12.7 million, or 9.4%, over the prior year primarily from higher transfer agent fees. Transfer agent fees are based on average assets under management distributed directly to investors by Janus, excluding money market assets, which increased 21.4% over the prior year.

Employee compensation and benefits increased $17.9 million, or 6.0%, principally due to higher investment team incentive compensation. The investment team compensation plan is linked to individual long-term investment performance, but also ties the aggregate level of compensation to revenue, which increased year over year.

Long-term incentive compensation increased $22.1 million, or 36.2%, primarily as a result of awards granted in 2010 and from a higher valuation of the Perkins senior profit interest awards based on 2011 performance. The Perkins senior profit interest awards have a formula-driven terminal value based on revenue growth and relative investment performance of investment products managed by Perkins.

Also included in long-term incentive compensation in 2010 is a $2.7 million mark-to-market adjustment for changes in fair value of mutual fund share awards. During the fourth quarter 2010, JCG concluded that the accounting for the mutual fund share awards and the associated hedge was incorrect. Accordingly, for financial accounting purposes, the hedging relationship was terminated and mark-to-market adjustments on the awards and associated hedge, previously recognized as increases or decreases in the mutual fund share award liability, were recorded in earnings in the fourth quarter 2010. See discussion of net investment gains below for the impact of recording investment gains in earnings. JCG assessed the significance of the incorrect accounting and concluded that recognizing a cumulative adjustment in the fourth quarter 2010 was not material either to JCG's financial statements for any reported prior period or on a cumulative basis to 2010.

Going forward, mark-to-market adjustments on mutual fund share awards will create volatility within long-term incentive compensation. The level of volatility will depend upon the amount of mutual fund share awards and the market/investment performance of products to which the awards are indexed.

Long-term incentive awards granted during 2010 totaled $66.8 million and will be recognized ratably over a four-year period. In addition to these awards, JCG granted a $10.0 million restricted stock award to the chief executive officer on February 5, 2010. This award vested 50% on December 31, 2010, and will vest 25% on January 1, 2012, and 25% on January 1, 2013. INTECH also granted $5.1 million of ownership interests, which generally vest and will be recognized ratably over a four-year period. Future long-term incentive amortization will also be impacted by the 2011 annual grant totaling $58.4 million, which will be recognized ratably over a four-year period.

Marketing and advertising increased $8.0 million, or 28.8%, primarily due to $9.1 million of fund proxy costs for the election of the mutual fund trustees for JCG's domestic mutual funds in 2010.

Distribution expenses increased $32.5 million, or 30.2%, as a result of a similar increase in assets under management subject to third-party concessions. Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

Depreciation and amortization expense increased $3.2 million, or 8.9%, primarily as a result of higher amortization of deferred commissions from an increase in sales of certain mutual fund shares.

General, administrative and occupancy expense decreased $19.1 million, or 13.6%, primarily as a result of lower legal expenses due to litigation settlements and an unfavorable judgment totaling $31.4 million in 2009. The decrease was partially offset by $7.1 million of client reimbursements related to two significant fund administrative errors, net of insurance recoveries. JCG does not expect further insurance recoveries related to these errors.

Interest expense declined $10.8 million, or 14.6%, primarily as a result of the August 2009 tender offer, partially offset by $7.7 million of interest expense associated with the July 2009 issuance of convertible senior notes. During the fourth quarter 2010, JCG exercised its call right on the $120.9 million carrying value of the 6.250% Senior Notes and retired the notes in January 2011. Under the terms of the call, JCG is required to pay the present value of the interest that would have been paid if the debt remained outstanding through maturity. As a result, JCG will recognize a $9.9 million net loss on early extinguishment of debt in the first quarter 2011.

Net investment gains totaling $24.7 million include a $14.3 million gain from mark-to-market adjustments on the mutual fund share award hedge which were recorded in earnings in the fourth quarter 2010. Also included in net investments gains for 2010 is a $5.8 million gain from the sale of structured investment vehicle securities originally acquired in 2007 from money market funds advised by Janus.

Mark-to-market gains on trading securities for the year ended December 31, 2010 were partially offset by losses generated by a hedging strategy implemented in late 2008, covering the majority of seed capital. The hedging strategy utilizes futures contracts to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seed capital investments. Net investment losses of $5.6 million for the year ended December 31, 2009, include impairment charges totaling $6.6 million, which were primarily related to securities classified as available-for-sale.

JCG's income tax provision includes the reversal of $24.4 million of income tax contingency reserves in 2010 as a result of the expiration of statutes of limitations, creating a net tax benefit of $15.7 million.

Noncontrolling interest decreased $4.3 million, or 33.1%, primarily due to JCG's acquisition of an additional 3% in INTECH combined with lower INTECH earnings and assets under management.

2009 Compared to 2008

Investment management fees declined $142.7 million, or 17.3%, primarily as a result of the 22.8% decrease in average assets under management. Revenue declined at a lower rate than average assets under management as a result of the impact of the consolidation of Perkins beginning January 1, 2009, and a decrease in lower yielding money market assets. The equity method of accounting was used for Perkins prior to December 31, 2008, as JCG had significant influence but did not have the ability to exercise control. The decline in money market assets reflects JCG's exiting of its institutional money market business in early 2009.

The increase in performance fee revenue of $1.3 million, or 4.7%, was primarily due to a $5.3 million increase in fees earned on mutual funds from improved performance. The increase was partially offset by a decline of $3.8 million on INTECH private accounts as a result of investment underperformance.

Shareowner servicing fees and other revenue decreased $47.8 million, or 26.0%, over the prior year primarily from lower transfer agent fees and money market administration fees. Assets subject to transfer agent fees decreased 22.0% over the prior year. Money market administration fees declined as a result of lower money market assets due to JCG exiting the institutional money market business in early 2009.

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

JCG recognized goodwill and intangible asset impairment charges of $747.0 million and $109.7 million, respectively, as of March 31, 2009. JCG revised its operating forecast downward as a result of continued deterioration in global market conditions, assets under management and revenues during the first quarter 2009. These conditions, combined with JCG's net book value exceeding its market value capitalization, caused management to assess goodwill and intangible assets for impairment as of March 31, 2009. Based on these assessments, JCG partially impaired goodwill and mutual fund advisory contracts associated with the 2001 contractual obligations to buy out Janus' founder. The goodwill impairment charge was not deductible for income tax purposes. A tax benefit of $40.6 million was recognized as a result of the impairment of mutual fund advisory contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data from continuing operations for the years ended December 31 is as follows (in millions):

	2010	2009	2008
Cash flows provided by (used for):
Operating activities	$246.6	$176.5	$238.2
Investing activities	(148.0)	(9.6)	(148.8)
Financing activities	(50.1)	(124.8)	(287.5)

Net increase (decrease) in cash and cash equivalents	48.5	42.1	(198.1)
Balance at beginning of year	324.7	282.6	480.7

Balance at end of year	$373.2	$324.7	$282.6

2010 Cash Flows

On an annual basis, JCG's cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements. Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. The increase in cash flow from operations from the prior year was driven by higher revenues as a result of the increase in average assets under management.

Cash used for investing activities in 2010 primarily represents $137.8 million for the net purchase of investments, including an aggregate total of $92.8 million of U.S. Treasury notes purchased in the second quarter 2010 which mature in August 2011. Other purchases and sales of investments are related to seed capital as well as the economic hedging and the vesting of mutual fund share awards.

Cash used for financing activities in 2010 primarily represents $31.4 million for the purchase of an additional 3% interest in INTECH combined with $12.5 million of distributions to noncontrolling interests and $7.4 million of dividends paid to stockholders.

2009 Cash Flows

Operating cash flows in 2009 decreased $61.7 million to $176.5 million due to lower revenues as a result of the decline in average assets under management.

Cash used for investing activities in 2009 primarily represents $9.0 million for the purchase of property and equipment.

Cash used for financing activities in 2009 primarily represents the repurchase of $443.3 million and the repayment of $22.0 million of long-term debt, partially offset by the issuance of $218.1 million and $170.0 million of common stock and convertible debt, respectively. Cash used for financing activities in 2009 also includes acquisitions of noncontrolling interests of $28.5 million and $6.5 million of dividends paid to stockholders.

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

Money Market Funds Advised by Janus

Janus advises Money Funds that seek to provide capital preservation and liquidity, with current income as a secondary objective. JCG attempts to limit the Money Funds' exposure to losses by investing in high-quality securities with short-term durations that present minimal credit risk. Adverse events or circumstances related to individual securities or the market in which the securities trade may cause other-than-temporary declines in value. JCG continuously evaluates the securities held by the Money Funds to determine if any holdings are distressed or may become distressed in the near future. In such circumstances, JCG would consider whether taking any action, including, but not limited to, a potential election by JCG to provide support to the Money Funds that could result in additional impairments and financial losses, would be appropriate. Under certain situations, JCG may elect to support one or more of the Money Funds to enable them to maintain a net asset value equal to one dollar through a variety of means, including but not limited to, purchasing securities held by the Money Funds, reimbursing for any losses incurred or providing a letter of credit. However, JCG is not contractually or legally obligated to provide support to the Money Funds. As a result of JCG's exiting its institutional money market business in early 2009, JCG's money market assets have declined to $1.5 billion at December 31, 2010.

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

Short-Term Liquidity and Capital Requirements

The Company has cash and investment securities of $669.3 million at December 31, 2010. JCG believes that existing cash and cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operations, capital expenditures, income tax payments and interest and principal payments on outstanding debt.

Common Stock Repurchase Program

JCG's Board of Directors authorized five separate $500 million share repurchase programs beginning in July 2004 with the most recent authorization in July 2008. There were no share repurchases for the 12 months ended December 31, 2010 or 2009. As of December 31, 2010, $521.2 million is available under the current authorizations.

Long-Term Liquidity and Capital Requirements

Expected long-term commitments at December 31, 2010, include the following (in millions):

	Current	2 to 3 Years	4 to 5 Years	After 5 Years
Debt	$213.1	$—	$252.4	$368.6
Interest payments	41.7	70.5	57.4	37.0
Debt extinguishment costs	9.6	—	—	—
Capital leases	1.2	0.6	0.3	—
Operating leases	16.3	29.0	23.6	44.7

Total	$281.9	$100.1	$333.7	$450.3

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

Operating lease obligations are presented net of estimated sublease income of $3.0 million.

Debt extinguishment costs represent JCG's net loss on the early extinguishment of debt associated with the 6.250% Senior Notes and are presented net of $0.3 million of previously capitalized debt issue costs.

INTECH Noncontrolling Interests

On February 19, 2010, pursuant to contractual obligations, JCG acquired an additional interest in INTECH for $31.4 million, reducing the two founders' aggregate ownership interest to approximately 2% of INTECH. Each founder is entitled to retain his remaining INTECH shares outstanding until his death unless he is terminated for cause or leaves voluntarily while not in good standing. An INTECH founder will be considered to be in good standing if he voluntarily leaves after providing 12 months' prior notice and cooperates with the transition. Each of the two INTECH founding members has the option to require JCG to purchase from him his remaining ownership interest of INTECH at fair value. Total INTECH interests held by the two founders have an estimated value of approximately $16.0 million as of December 31, 2010.

Ownership interests held by other INTECH employees subject to put rights have an estimated value of approximately $3.1 million as of December 31, 2010.

Perkins Noncontrolling Interests

On December 31, 2008 ("closing"), JCG increased its ownership of Perkins to approximately 80% with the purchase of an additional 50% ownership interest for $90.0 million in cash. Upon closing the transaction, Perkins granted senior profit interest awards designed to retain and incentivize key employees to grow the business. These awards vest on the fifth anniversary of grant and are generally entitled to a total of 5% of Perkins' annual taxable income. In addition, these awards have a formula-driven terminal value based on revenue growth and relative investment performance of products managed by Perkins. JCG can call and terminate any or all of the awards on the fifth, seventh or each subsequent anniversary of grant or prior to the fifth anniversary of grant if the formula yields a terminal value of $40.0 million. Participants can require JCG to terminate the awards in exchange for the then-applicable formula price on the sixth anniversary of grant. The senior profit interest awards are also subject to termination at premiums or discounts to the formula at the option of JCG or the relevant employee, as applicable, upon certain corporate or employment-related events affecting Perkins or the relevant employee.

During the first quarter 2009, the issuance of Perkins LLC Interests that vest ratably over four years to its chief executive officer resulted in a decrease of JCG's ownership in Perkins by 2.2%.

JCG also has the option to acquire the majority of the remaining 22.2% interest of Perkins at fair value on the third, fifth, seventh or each subsequent anniversary of the closing. The noncontrolling owners of Perkins have the option to require JCG to purchase any or all of their remaining interests on the fourth or sixth anniversary of closing at fair value. The total Perkins noncontrolling interest subject to put rights has an estimated fair value of approximately $63.0 million as of December 31, 2010, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to represent fair value.

Other Sources of Liquidity

Shelf Registration

The Company has an effective Shelf Registration Statement with the SEC that allows it to register the sale of an indeterminate amount of preferred stock and additional common stock and debt securities.

Long-Term Incentive Stock Plans

On May 10, 2005, JCG shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan"), which allowed the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. The 2010 annual grant in February utilized the majority of the remaining shares under the 2005 Plan. On April 29, 2010 JCG shareholders approved the 2010 Long-Term Incentive Stock Plan ("2010 Plan"), which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock. Subsequent to the 2011 annual grant in February, approximately 2.6 million shares of equity-based awards are available to be granted under the 2010 Plan.

Credit Facility

On October 4, 2010, JCG entered into a 364-day $100 million, unsecured, revolving credit facility (the "new Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Concurrently with entering into the new Credit Facility, JCG terminated its $125 million secured revolving credit facility. Under the new Credit Facility, the financing leverage ratio cannot exceed 4.00 and the interest coverage ratio must equal or exceed 3.50. In addition, long-term assets under management must exceed $100.0 billion. At December 31, 2010, JCG was in compliance with all covenants and there were no borrowings under the new Credit Facility.

The covenants and the calculations of the ratios, as defined in the new Credit Facility, are as follows (in millions):

Last Four Quarters Ended December 31, 2010
Net income attributable to JCG	$159.9
Add back:
Interest expense	63.2
Income tax provision	76.4
Depreciation and amortization	39.1
Noncash amortization of long-term incentive compensation	83.1
Unrealized gains or losses on investments	(4.1)
Other nonrecurring cash charges	9.8
Noncash gain on sale of SIV securities	(5.8)
Cash paid for deferred commissions and mutual fund share awards	(52.5)

Adjusted net income	$369.1

Debt (including capital leases and letters of credit)	$801.1

Leverage Ratio (Debt divided by adjusted net income)	2.17

Cannot exceed 4.00
Interest Coverage Ratio
(Adjusted net income divided by last four quarters interest expense)	5.8

Must equal or exceed 3.50
Minimum long-term assets under management
Ending long-term assets under management (in billions)	$168.0

Must exceed $100.0 billion

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

JCG continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In general, management's estimates are based on historical experience,

information from third-party professionals and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. JCG's critical accounting policies and estimates include income taxes, goodwill and intangible assets, investment securities and equity compensation.

Accounting for Goodwill and Intangible Assets

Goodwill and intangible assets comprise $1.8 billion, or 65%, of total assets at December 31, 2010. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. JCG separately tests goodwill and indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

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

To complete the tests for potential impairment of goodwill and indefinite-lived intangible assets, JCG uses a discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. In projecting future earnings, JCG considers the following: equity market performance, performance compared to peers, significant changes in the underlying business and products, material and ongoing negative industry or economic trends, and/or other factors that may influence future earnings. Changes in the assumptions underlying the discounted cash flow analysis could materially affect JCG's impairment conclusion. Due to the significance of the identified indefinite-lived goodwill and intangible assets to JCG's consolidated balance sheet, any impairment charge could have a material adverse effect on the Company's consolidated financial condition and results of operations.

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

JCG recognized impairment charges of $109.7 million and $747.0 million on mutual fund advisory contracts and goodwill, respectively, in the first quarter 2009. The partially impaired assets were originally recognized in 2001 in connection with the contractual obligation to buy out Janus Capital Management LLC's founder. The October 2010 and 2009 tests of indefinite-lived goodwill and intangible assets indicated that estimated fair values exceeded their respective book values, and no additional impairment charges have been recognized.

Accounting for Income Taxes

Significant management judgment is required in developing JCG's provision for income taxes, including the valuation allowances that might be required against deferred tax assets and the evaluation of various income tax contingencies.

Valuation Allowance

JCG has not recorded a valuation allowance on its deferred tax assets as of December 31, 2010, based on management's belief that future income will more likely than not be sufficient to realize the benefit of the Company's deferred tax assets over time. In the event that actual results differ from these estimates, or if JCG's historical trend of positive income changes, JCG may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Income Tax Contingencies

At December 31, 2010, JCG had an accrued liability of $14.2 million related to tax contingencies for issues which may be raised by various taxing authorities. JCG decreased its income tax contingency reserves in 2010 by $24.4 million as a result of the expiration of statutes of limitations, creating a net tax benefit of $15.7 million. At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed or tax contingencies recorded in prior years may be reversed.

Valuation of Investment Securities

JCG records investment securities classified as trading and available-for-sale at fair value and investment securities classified as held-to-maturity at amortized cost. Fair value is generally determined using observable market data based on recent trading activity. Where observable market data is unavailable due to a lack of trading activity, JCG uses internally developed models to estimate fair value and independent third parties to validate assumptions, when appropriate. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that JCG is valuing and the selected benchmark. Depending on the type of securities owned by JCG, other valuation methodologies may be required. Any variation in the assumptions used to approximate fair value could have a material adverse effect on the Company's consolidated financial condition and results of operations.

JCG periodically evaluates the carrying value of available-for-sale and held-to-maturity investment securities for potential impairment. In determining if an impairment exists, JCG considers the duration, extent and circumstances of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value with the loss recognized currently in earnings. No impairment charges were recognized during the years ended December 31, 2010 or 2008. Other-than-temporary impairment charges of $5.2 million were recognized on available-for-sale securities during the year ended December 31, 2009.

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

JCG records equity compensation net of estimated forfeitures over the vesting term. Determining the forfeiture estimate requires significant judgment about the number of actual awards that will ultimately vest over the term of the award. The estimate is reviewed quarterly and any change in actual forfeitures in comparison to estimates may cause an increase or decrease in the ultimate expense recognized in that period and future periods.

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

Investment Management Fees

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company's investment products or clients. Accordingly, fluctuations in the financial markets have a direct effect on JCG's operating results. In addition, fluctuations in interest rates may affect the value of assets under management in the money market and other fixed income investment products. The graph in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Revenues, presents the historical direct relationship between revenue and average assets under management.

Performance Fees

Performance fee revenue is derived from certain Janus and INTECH private accounts and from certain Janus, INTECH and Perkins mutual funds. JCG recognized performance fees of $32.6 million, $28.9 million and $27.6 million in 2010, 2009 and 2008, respectively.

Private account performance fees are specified in client contracts and are based on investment performance as compared to an established benchmark index over a specified period of time. Performance fees are recognized at the end of the contractual period if the stated performance criteria are achieved. At December 31, 2010, $7.2 billion of assets under management were subject to private account performance fees.

Mutual fund performance fees began in the first quarter 2007. The investment management fee paid by each fund is the base management fee plus or minus a performance fee adjustment as determined by the relative investment performance of each fund compared to a specified benchmark index. The performance fee adjustment is up to 15 basis points, calculated using each fund's daily net average assets over the performance period. The measurement period begins as a trailing 12-month period and each subsequent month will be added to each successive measurement period until a 36-month period is achieved. At that point, the measurement period will become a rolling 36-month period. At December 31, 2010, $29.5 billion of assets under management were subject to mutual fund performance fees. As approved by mutual fund shareholders in 2010, additional mutual funds representing $43.2 billion, or approximately 25% of assets under management as of December 31, 2010, will become subject to performance fees over the next 12 months, with the first fee adjustment for the impacted funds calculated in the second quarter 2011. As a result, JCG's revenues will be subjected to increased volatility.

Trading Securities

At December 31, 2010, trading securities totaled $190.1 million, representing $26.0 million of securities held in separately managed accounts, $76.1 million of securities held in the portfolios of funds advised by the Company and $88.0 million of investments related to mutual fund share awards.

Trading securities are carried on JCG's Consolidated Balance Sheets at fair value, with changes in value recognized in investment gains (losses), net on the Consolidated Statements of Income. JCG recognized net gains (losses) of $7.1 million, $10.6 million and $(41.1) million in earnings on securities classified as trading for the years ended December 31, 2010, 2009 and 2008, respectively.

JCG implemented an economic hedge strategy in December 2008 covering the majority of trading securities related to initial cash investments in seeded products. The hedge strategy is designed to mitigate a portion of the net income volatility created by the mark-to-market accounting of these capital investments. The strategy utilizes futures contracts on various market indices to minimize volatility in earnings. These instruments are settled daily, with settlement amounts recognized in investment gains (losses), net on the Consolidated Statements of Income. JCG recognized losses of $5.1 million, $9.8 million and $1.8 million on hedged seed capital investments for the years ended December 31, 2010, 2009 and 2008, respectively.

Available-for-Sale Securities

At December 31, 2010, available-for-sale securities totaled $12.9 million, representing investments in advised funds. Investments in advised funds are carried on JCG's Consolidated Balance Sheets at fair value, with changes in value recognized as gains and losses in other comprehensive income (loss) on the Consolidated Statements of Changes in Stockholders' Equity. Accumulated gains and losses are reclassified to earnings when the securities are sold. JCG periodically reviews the carrying value of investments in advised funds for impairment by evaluating the nature, duration and extent of any decline in fair value. If the decline is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings. No impairment charges were recognized during the years ended December 31, 2010 or 2008. Other-than-temporary impairment charges of $5.2 million were recognized during the year ended December 31, 2009. JCG recognized impairment charges relating to JCG's SIV securities of $21.0 million during the year ended December 31, 2008.

Held-to-Maturity Securities

At December 31, 2010, held-to-maturity securities totaled $93.1 million, primarily representing U.S. Treasury notes purchased in the second quarter 2010 which mature in August 2011. Held-to-maturity securities are carried on JCG's Consolidated Balance Sheets at amortized cost, with corresponding interest income reflected as other income, net on JCG's Consolidated Statements of Income.

Perkins Senior Profit Interest Awards

On December 31, 2008, Perkins granted senior profit interest awards designed to retain and incentivize key employees to grow the business. These awards vest on the fifth anniversary of grant and are generally entitled to a total of 5% of Perkins' annual taxable income. In addition, these awards have a formula-driven terminal value based on revenue growth and relative investment performance of products managed by Perkins. Long-term incentive compensation expense related to the Perkins senior profit interest awards is subject to market risk volatility, both currently and in the future, due to the revenue growth and investment performance components of the terminal value calculation. Long-term incentive compensation expense related to the Perkins senior profit interest awards totaled $17.8 million and $2.3 million for the years ended December 31, 2010 and 2009, respectively.

Mutual Fund Share Awards

During 2010, 2009 and 2008, JCG granted $43.2 million, $36.6 million and $33.9 million, respectively, in awards that are indexed to certain mutual funds managed by the Company. Upon vesting, participants receive the value of the award adjusted for earnings or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding. Mark-to-market adjustments on mutual fund share awards create volatility within long-term incentive compensation expense on JCG's Consolidated Statements of Income. The level of volatility will depend upon the amount of mutual fund share awards and the market/investment performance of products to which the awards are indexed.

Foreign Currency Exchange Sensitivity

JCG has international subsidiaries that conduct business within other foreign countries. With respect to these operations, matters arise as to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The exposure to foreign currency fluctuations is not material as the majority of the revenue earned and associated expenses incurred by international subsidiaries are denominated in U.S. dollars.

Interest Rate Risk on Long-Term Debt

JCG is not exposed to interest rate risk other than from the potential change in interest rates on the Company's debt in the event of a change in credit ratings by Moody's or S&P. All of JCG's senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company's debt rating is decreased by Moody's from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If at any time after the interest has been adjusted upward either Moody's or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance. For each 25 basis point increase or decrease, JCG's interest expense will increase or decrease by approximately $1.3 million on an annualized basis. The interest rate adjustment covenant will permanently terminate if the Company's debt ratings increase to Baa2 (or higher) by Moody's and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. On February 23, 2009, S&P lowered JCG's credit rating to BB+, which resulted in a 25 basis point increase in the interest rates payable on all of JCG's senior notes, excluding its convertible senior notes. S&P subsequently increased JCG's credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rates payable on all of JCG's senior notes, excluding the convertible senior notes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	34
Management Report on Internal Control Over Financial Reporting	36
Consolidated Balance Sheets as of December 31, 2010 and 2009	37
Consolidated Statements of Income for the Three Years Ended December 31, 2010	38
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2010	39
Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended December 31, 2010	40
Notes to Consolidated Financial Statements	41
Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.

We have audited the accompanying consolidated balance sheets of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2011, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, CO
February 24, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.

We have audited the internal control over financial reporting of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31, 2010, of the Company, and our report dated February 24, 2011, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, CO
February 24, 2011

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

JCG has assessed the effectiveness of JCG's internal controls over financial reporting as of December 31, 2010. In making this assessment, JCG used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on the assessment using those criteria, JCG believes that as of December 31, 2010, internal control over financial reporting is effective.

JCG's independent registered public accounting firm audited the financial statements included in the Annual Report on Form 10-K and has issued an audit report on management's assessment of JCG's internal control over financial reporting. This report appears on page 35 of this Annual Report on Form 10-K.

February 24, 2011

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Share Data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$373.2	$324.7
Investment securities	296.1	168.9
Accounts receivable	167.0	122.3
Income taxes receivable	10.9	4.5
Other current assets	46.1	47.4

Total current assets	893.3	667.8
Other assets:
Property and equipment, net	44.1	48.4
Intangibles, net	1,273.6	1,285.4
Goodwill	488.2	488.2
Other assets	27.6	40.5

Total assets	$2,726.8	$2,530.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5.8	$8.4
Accrued compensation and benefits	116.0	98.2
Current portion of long-term debt	213.1	—
Other accrued liabilities	85.9	80.5

Total current liabilities	420.8	187.1
Other liabilities:
Long-term debt	586.7	792.0
Deferred income taxes	410.3	390.1
Other liabilities	43.0	48.4

Total liabilities	1,460.8	1,417.6

Commitments and contingencies
Redeemable noncontrolling interests	82.8	101.1

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par, 1,000,000,000 shares authorized; 265,500,708 and 265,500,708 shares issued, respectively; 184,100,855 and 182,024,431 shares outstanding, respectively)	1.8	1.8
Retained earnings	1,168.1	998.3
Accumulated other comprehensive income	1.6	1.0

Total JCG stockholders' equity	1,171.5	1,001.1
Noncontrolling interests	11.7	10.5

Total stockholders' equity	1,183.2	1,011.6

Total liabilities and stockholders' equity	$2,726.8	$2,530.3

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Data)

	For the year ended December 31,
	2010	2009	2008
Revenues:
Investment management fees	$834.6	$684.0	$826.7
Performance fees	32.6	28.9	27.6
Shareowner servicing fees and other	148.5	135.8	183.6

Total	1,015.7	848.7	1,037.9

Operating expenses:
Employee compensation and benefits	314.5	296.6	317.9
Long-term incentive compensation	83.1	61.0	43.5
Marketing and advertising	35.8	27.8	33.1
Distribution	140.1	107.6	134.9
Depreciation and amortization	39.1	35.9	40.2
General, administrative and occupancy	121.5	140.6	135.2
Goodwill and intangible asset impairments	—	856.7	—

Total	734.1	1,526.2	704.8

Operating income (loss)	281.6	(677.5)	333.1
Interest expense	(63.2)	(74.0)	(75.5)
Investment gains (losses), net	24.7	(5.6)	(60.4)
Other income, net	1.9	0.9	9.6
Gain on early extinguishment of debt	—	5.8	—

Income (loss) before taxes and equity earnings	245.0	(750.4)	206.8
Income tax provision	(76.4)	6.3	(68.8)
Equity in earnings of unconsolidated affiliate	—	—	9.0

Income (loss) from continuing operations	168.6	(744.1)	147.0
Loss from discontinued operations	—	—	(1.5)

Net income (loss)	168.6	(744.1)	145.5
Noncontrolling interests	(8.7)	(13.0)	(8.6)

Net income (loss) attributable to JCG	$159.9	$(757.1)	$136.9

Basic earnings (loss) per share attributable to JCG common shareholders:
Income (loss) from continuing operations	$0.89	$(4.55)	$0.87
Loss from discontinued operations	—	—	(0.01)

Net income (loss)	$0.89	$(4.55)	$0.86

Diluted earnings (loss) per share attributable to JCG common shareholders:
Income (loss) from continuing operations	$0.88	$(4.55)	$0.86
Loss from discontinued operations	—	—	(0.01)

Net income (loss)	$0.88	$(4.55)	$0.85

Amounts attributable to JCG common shareholders:
Income (loss) from continuing operations	$159.9	$(757.1)	$138.4
Loss from discontinued operations	—	—	(1.5)

Net income (loss)	$159.9	$(757.1)	$136.9

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the year ended December 31,
	2010	2009	2008
CASH FLOWS PROVIDED BY (USED FOR):
Continuing Operations
Operating Activities:
Net income (loss)	$168.6	$(744.1)	$147.0
Adjustments to net income:
Depreciation and amortization	39.1	35.9	40.2
Deferred income taxes	29.1	(11.9)	(29.0)
Amortization of stock-based compensation	56.0	41.0	31.1
Investment (gains) losses, net	(24.7)	5.6	60.4
Goodwill and intangible asset impairments	—	856.7	—
Gain on early extinguishment of debt	—	(5.8)	—
Amortization of debt discounts and deferred issuance costs	12.1	6.9	0.3
Payment of deferred commissions, net	(8.3)	(8.0)	(0.7)
Other, net	1.1	0.6	5.3
Changes in working capital items:
Accounts receivable	(12.4)	(21.2)	66.3
Other current assets	(13.7)	3.7	(4.7)
Accounts payable and accrued compensation payable	13.3	15.1	(49.0)
Other liabilities	(13.6)	2.0	(29.0)

Net operating	246.6	176.5	238.2

Investing Activities:
Purchase of property and equipment	(10.2)	(9.0)	(20.1)
Acquisitions	—	(1.3)	(161.4)
Distribution of cash from discontinued operations	—	—	13.5
Purchase of investment securities	(219.0)	(57.4)	(72.3)
Proceeds from sales and maturities of investment securities	81.2	58.1	91.5

Net investing	(148.0)	(9.6)	(148.8)

Financing Activities:
Proceeds from issuance of long-term debt	—	170.0	—
Debt issuance costs	(0.7)	(8.5)	—
Repayment of long-term debt	—	(456.0)	—
Issuance of common stock	—	218.1	—
Purchase of noncontrolling interests	(36.4)	(28.5)	—
Proceeds from stock plans	4.4	1.2	21.6
Excess tax benefit from equity-based compensation	3.5	0.4	4.4
Repurchase of common stock	—	—	(291.7)
Distributions to noncontrolling interests	(12.5)	(14.4)	(15.3)
Principal payments under capital lease obligations	(1.0)	(0.6)	—
Dividends paid to shareholders	(7.4)	(6.5)	(6.5)

Net financing	(50.1)	(124.8)	(287.5)

Cash and Cash Equivalents:
Net increase (decrease)	48.5	42.1	(198.1)
At beginning of period	324.7	282.6	480.7

At end of period	$373.2	$324.7	$282.6

Discontinued Operations
Operating activities	$(0.4)	$—	$(6.7)
Investing activities	—	—	2.8

Cash and Cash Equivalents:
Net decrease	(0.4)	—	(3.9)
At beginning of period	0.4	0.4	4.3

At end of period	$—	$0.4	$0.4

Supplemental Cash Flow Information:
Cash paid for interest	$49.8	$66.9	$71.8
Cash paid for income taxes	$80.3	$0.7	$99.9

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Millions, Except Per Share Data)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Nonredeemable Noncontrolling Interests in Subsidiary	Total Stockholders' Equity
Balance at December 31, 2007	166.3	$1.7	$1,480.3	$4.8	$7.1	$1,493.9
Net income attributable to JCG			136.9		2.4	139.3
Net unrealized loss on available-for-sale securities				(3.8)		(3.8)
Amortization of net loss on cash flow hedge				0.5		0.5
Reclassification for gains included in net income				(0.9)		(0.9)
Foreign currency translation adjustment				(5.9)		(5.9)

Comprehensive income						129.2
Amortization of stock-based compensation			29.3		2.1	31.4
Issuance and forfeitures of restricted stock awards	1.6					—
Tax impact of stock-based compensation			3.4			3.4
Stock option exercises and employee stock purchases	1.1		21.6			21.6
Repurchase of common stock	(11.1)	(0.1)	(291.6)			(291.7)
Distributions to noncontrolling interests					(2.5)	(2.5)
Purchase of noncontrolling interests					(0.3)	(0.3)
Noncontrolling interest in consolidated investment products					1.1	1.1
Change in value of redeemable noncontrolling interest			137.2			137.2
Common stock dividends ($0.04 per share)			(6.5)			(6.5)

Balance at December 31, 2008	157.9	1.6	1,510.6	(5.3)	9.9	1,516.8
Net loss attributable to JCG			(757.1)		3.0	(754.1)
Net unrealized gain on available-for-sale securities				2.4		2.4
Amortization of net loss on cash flow hedge				1.2		1.2
Reclassification for net gains included in net income				(0.4)		(0.4)
Impairment of available-for-sale securities				3.3		3.3
Foreign currency translation adjustment				(0.2)		(0.2)

Comprehensive income						(747.8)
Common stock issuance	20.9	0.2	217.9			218.1
Convertible debt issuance			26.4			26.4
Amortization of stock-based compensation			34.7		4.0	38.7
Issuance and forfeitures of restricted stock awards	3.2					—
Tax impact of stock-based compensation			(6.1)			(6.1)
Employee stock purchases			1.2			1.2
Noncontrolling interest in consolidated investment products					(0.9)	(0.9)
Purchase of noncontrolling interests					(2.3)	(2.3)
Distributions to noncontrolling interests					(3.2)	(3.2)
Change in value of redeemable noncontrolling interest			(22.8)			(22.8)
Common stock dividends ($0.04 per share)			(6.5)			(6.5)

Balance at December 31, 2009	182.0	1.8	998.3	1.0	10.5	1,011.6
Net income attributable to JCG			159.9		2.5	162.4
Net unrealized gain on available-for-sale securities				0.7		0.7
Amortization of net loss on cash flow hedge				0.2		0.2
Reclassification for net gains included in net income				(1.4)		(1.4)
Foreign currency translation adjustment				1.1		1.1

Comprehensive income						163.0
Amortization of stock-based compensation			33.4		4.8	38.2
Issuance and forfeitures of restricted stock awards, net	1.4					—
Tax impact of stock-based compensation			(5.1)			(5.1)
Stock option exercises and employee stock purchases	0.7		4.4			4.4
Noncontrolling interests in consolidated investment products					3.3	3.3
Purchase of noncontrolling interests					(5.0)	(5.0)
Distributions to noncontrolling interests					(3.2)	(3.2)
Change in value of redeemable noncontrolling interests			(16.6)			(16.6)
Vesting of Perkins LLC interests			1.2		(1.2)	—
Common stock dividends ($0.04 per share)			(7.4)			(7.4)

Balance at December 31, 2010	184.1	$1.8	$1,168.1	$1.6	$11.7	$1,183.2

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

JCG's significant subsidiaries at December 31, 2010, include:

•
Janus Capital Management LLC ("Janus"), (wholly-owned subsidiary).  Janus offers growth and core equity, global and international equity, as well as balanced, fixed income and retail money market investment products.

•
INTECH Investment Management LLC ("INTECH"), (approximate 95% owned subsidiary). INTECH offers risk-managed investment products that are based on a mathematical theorem that seeks to add value for clients by capitalizing on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a specified benchmark index, while controlling risks and trading costs. INTECH manages institutional and private accounts and subadvises certain Janus mutual funds.

•
Perkins Investment Management LLC ("Perkins"), (approximate 78% owned subsidiary). Perkins offers value-disciplined investment products, including small, mid and large cap and global value investment products.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include all majority-owned subsidiaries, and all intercompany accounts and transactions have been eliminated in consolidation. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date.

As discussed in Note 13, JCG has corrected its accounting for mutual share awards and related hedging instruments in the fourth quarter 2010.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, on the Consolidated Statements of Cash Flows, amortization of stock-based compensation now includes the expense related to the Perkins senior profit interest awards. Additionally, the amortization of debt discounts and deferred issuance costs have been combined for financial statement purposes.

On the Consolidated Balance Sheets, JCG's investments in advised funds related to mutual fund share awards (see Note 13) have been reclassified from other current assets and other assets to investment securities.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. JCG's significant estimates relate to income taxes, goodwill and intangible assets, investment securities and equity compensation.

Segment Information

The Company operates one business segment, its Investment Management operations.

Cash and Cash Equivalents

Short-term liquid investments with an initial maturity of generally three months or less when purchased, including investments in money market funds, are considered cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the related assets (or the lease term, if shorter). Depreciation and amortization expense totaled $15.0 million, $15.6 million and $15.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Property and equipment is summarized as follows (in millions):

	Depreciation and Amortization Period	December 31,
		2010	2009
Furniture, fixtures and equipment, including computer equipment and systems	3-7 years	$175.7	$165.2
Leasehold improvements	3-24 years	36.7	36.5

Subtotal		212.4	201.7
Less accumulated depreciation		(168.3)	(153.3)

Property and equipment, net		$44.1	$48.4

JCG evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. There were no impairments of long-lived assets for the years ended December 31, 2010 or 2009.

Software

Purchased software is recorded at cost and amortized over its estimated useful life. Computer software and development costs incurred in the preliminary project stage as well as training and maintenance costs are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. Capitalized software costs totaled $11.8 million and $12.6 million at December 31, 2010 and 2009, respectively, and are presented within property and equipment, net.

Deferred Commissions

Sales commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized over various periods, not exceeding four years, based on the estimated recoverability of the asset through distribution fee payments or contingent deferred sales charges. Contingent deferred sales charges received from early withdrawal charges reduce the unamortized deferred commissions balance. Amortization expense for the years ended December 31, 2010, 2009 and 2008, totaled $12.3 million, $7.8 million and $11.4 million, respectively. Deferred commissions, which are recorded as components of other assets, are summarized as follows (in millions):

	December 31,
	2010	2009
Deferred commissions — current	$4.9	$8.2
Deferred commissions — long term	2.0	2.7

Total	$6.9	$10.9

Investment Securities

JCG classifies investment securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value and consist primarily of investments related to mutual fund share awards, and investments in equity and debt securities held in the portfolios of consolidated advised funds and separate accounts. Changes in fair value are reflected as a component of investment gains (losses), net on the Consolidated Statements of Income.

Investment securities classified as available-for-sale consist of investments in advised funds and are carried at fair value. Changes in fair value are reflected as a component of accumulated other comprehensive income (loss) on the Consolidated Statements of Changes in Stockholders' Equity until realized. Realized gains, losses and declines in fair value that are judged to be other-than-temporary are reflected as a component of investment gains (losses), net on the Consolidated Statements of Income. Realized gains and losses are determined using the first-in, first-out cost method.

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

Investment securities are classified as held-to-maturity when JCG has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding interest income reflected as other income, net on JCG's Consolidated Statements of Income. Realized gains and losses, and declines in fair value that are judged to be other-than-temporary, are reflected as a component of investment gains (losses), net on the Consolidated Statements of Income.

JCG periodically evaluates the carrying value of investment securities classified as available-for-sale or held-to-maturity for potential impairment. In determining if an impairment exists, JCG considers the duration, extent and circumstances of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value with the loss recognized currently in earnings. There were no impairments of investment securities for the year ended December 31, 2010. Impairment charges for the year ended December 31, 2009 totaled $6.6 million and were primarily related to securities classified as available-for-sale.

Income Taxes

Deferred income tax assets and liabilities are recorded for the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted income tax rates that may be in effect when these differences reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Significant management judgment is required in developing JCG's provision for income taxes, including the valuation allowances that might be required against deferred tax assets and the evaluation of various income tax contingencies.

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

Other Income, Net

The components of other income for the years ended December 31, 2010, 2009 and 2008, are as follows (in millions):

	2010	2009	2008
Dividend income	$0.5	$0.5	$1.9
Interest income	0.7	0.4	5.4
Translation (losses) gains, net	(0.5)	(1.1)	2.3
Other, net	1.2	1.1	—

Total	$1.9	$0.9	$9.6

Other Comprehensive Income

The components of other comprehensive income include the change in fair value of available-for-sale investments owned by JCG, amortization of a deferred loss on an interest rate swap as well as foreign currency translation adjustments, as follows (in millions):

Year ended December 31, 2010	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$1.3	$(0.6)	$0.7
Amortization of net loss on cash flow hedge	0.3	(0.1)	0.2
Reclassification for gains included in net income	(2.3)	0.9	(1.4)
Foreign currency translation adjustment	0.2	0.9	1.1

Total	$(0.5)	$1.1	$0.6

Year ended December 31, 2009	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$3.8	$(1.4)	$2.4
Amortization of net loss on cash flow hedge	1.9	(0.7)	1.2
Reclassification for gains included in net income	(0.6)	0.2	(0.4)
Impairment of available-for-sale securities	5.2	(1.9)	3.3
Foreign currency translation adjustment	1.0	(1.2)	(0.2)

Total	$11.3	$(5.0)	$6.3

Year ended December 31, 2008	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized loss on available-for-sale securities	$(6.0)	$2.2	$(3.8)
Amortization of net loss on cash flow hedge	0.9	(0.4)	0.5
Reclassification for gains included in net income	(1.5)	0.6	(0.9)
Foreign currency translation adjustment	(3.0)	(2.9)	(5.9)

Total	$(9.6)	$(0.5)	$(10.1)

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to the consolidation of variable interest entities, which amends guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary and eliminates the scope exception for qualifying special-purpose entities. In January 2010, the FASB deferred the provisions of this guidance primarily for entities with attributes of an investment company until the FASB and International Accounting Standards Board develop converged guidance on consolidation. This accounting guidance may otherwise have resulted in the consolidation of certain JCG investment products. The FASB is reconsidering the accounting guidance related to consolidation and an Exposure Draft is expected to be published during second quarter 2011.

In January 2010, the FASB amended the previously issued guidance on fair value measurements, which will change the current disclosure requirement of Level 3 measurement activity from a net basis to a gross basis. The effective date of this guidance is the Company's fiscal year beginning January 1, 2011. The application of these provisions will not impact JCG's fair value measurements.

NOTE 4 — ACQUISITIONS

INTECH

JCG increased its ownership of INTECH with the following purchases (in millions, except ownership %):

Acquisition Date	Interest Acquired	Purchase Price
February 19, 2010	3%	$31.4
April 30, 2009	3%	$25.3

The additional interest in INTECH acquired in 2010 and 2009 resulted in a reduction of redeemable noncontrolling interests on the Consolidated Balance Sheets in an amount equal to the purchase price.

NOTE 5 — INVESTMENT SECURITIES

JCG's investment securities at December 31, 2010 and 2009, are summarized as follows (in millions):

	December 31, 2010				December 31, 2009
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Trading securities (carried at fair value)	$162.2	$28.6	$(0.7)	$190.1	$112.7	$13.0	$(6.7)	$119.0
Available-for-sale securities (carried at fair value)
Investments in advised funds	10.2	2.7	—	12.9	9.7	2.9	(0.1)	12.5
Other investment securities	—	—	—	—	37.4	—	—	37.4
Held-to-maturity securities (carried at amortized cost)	93.1	—	—	93.1	—	—	—	—

	$265.5	$31.3	$(0.7)	$296.1	$159.8	$15.9	$(6.8)	$168.9

Proceeds and net gains (losses) from the redemption of investment securities were as follows (in millions):

	December 31,
	2010	2009	2008
Proceeds from redemptions:
Trading securities	$47.4	$19.2	$31.2
Available-for-sale securities	6.8	4.4	6.8
Net gains (losses) from redemption of investment securities	(1.6)	1.0	1.7

Investment securities are classified as follows:

Trading Securities

JCG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment, or "seeding," of these investment products. Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities. JCG will consolidate such investment products as long as it holds a controlling interest, defined as greater than 50% ownership. Upon deconsolidation, JCG accounts for its investments as available-for-sale securities. JCG may redeem invested seed capital for a variety of reasons, including when third-party capital invested in the relevant product is sufficient to sustain the given investment strategy.

JCG also periodically invests in funds advised by the Company for purposes of economically hedging its mutual fund share awards (see Note 13 for further discussion). These investments are accounted for as trading securities.

At December 31, 2010, investments classified as trading securities totaled $190.1 million, representing $26.0 million of securities held in separately managed accounts, $76.1 million of securities held in the portfolios of funds advised by the Company and $88.0 million of investments related to mutual fund share awards. Trading securities are carried on JCG's Consolidated Balance Sheets at fair value, with changes in value recognized in investment gains (losses), net on the Consolidated Statements of Income.

JCG implemented an economic hedge strategy in December 2008 covering the majority of trading securities related to initial cash investments in seeded products. The hedge strategy is designed to mitigate a portion of the net income volatility created by the mark-to-market accounting of these investment securities. The strategy utilizes futures contracts on various market indices to minimize volatility in earnings. These instruments are settled daily, with settlement amounts recognized in investment gains (losses), net on the Consolidated Statements of Income.

JCG recognized the following net gains (losses) on hedged trading securities and associated futures contracts (in millions):

	December 31,
	2010	2009	2008
Net gains (losses) in earnings:
Trading securities	$7.1	$10.6	$(41.1)
Futures contracts	(5.1)	(9.8)	(1.8)

Total	$2.0	$0.8	$(42.9)

Available-for-Sale Securities

Investments in Advised Funds

At December 31, 2010, investments in advised funds totaled $12.9 million. Investments in advised funds are carried on JCG's Consolidated Balance Sheets at fair value, with changes in value recognized as gains and losses in other comprehensive income (loss). Accumulated gains and losses are reclassified to earnings when the securities are sold on a specific identification basis. JCG periodically reviews the carrying value of investments in advised funds for impairment by evaluating the nature, duration and extent of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings. No impairment charges were recognized during the years ended December 31, 2010 or 2008, for investments in advised funds. Other-than-temporary impairment charges of $5.2 million were recognized during the year ended December 31, 2009.

Other Investment Securities

Other investment securities at December 31, 2009, primarily consisted of a structured investment vehicle ("SIV") investment representing securities originally issued by Stanfield Victoria Funding LLC ("Stanfield"). During the fourth quarter 2010, JCG sold the SIV securities for $32.6 million, resulting in a gain of $5.8 million. JCG recognized impairment charges relating to the original Stanfield securities of $21.0 million and $18.2 million during the years ended December 31, 2008 and 2007.

Held-to-Maturity Securities

At December 31, 2010, held-to-maturity securities totaled $93.1 million, primarily representing U.S. Treasury notes purchased in the second quarter 2010 which mature in August 2011. Held-to-maturity securities are carried on JCG's Consolidated Balance Sheets at amortized cost, with corresponding interest income reflected as other income, net on JCG's Consolidated Statements of Income.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

JCG's goodwill and intangible assets are summarized below (in millions):

	December 31, 2009	Additions	December 31, 2010
Indefinite-lived intangible assets:
Mutual fund advisory contracts	$918.6	$—	$918.6
Brand name and trademark	270.5	—	270.5
Definite-lived intangible assets:
Client relationships	163.7	—	163.7
Accumulated amortization	(67.4)	(11.8)	(79.2)

Net intangible assets	$1,285.4	$(11.8)	$1,273.6

Goodwill	$488.2	$—	$488.2

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

During 2009, JCG finalized the purchase price allocation related to the 2008 acquisition of additional Perkins interests, which resulted in the recognition of $85.2 million of indefinite-lived mutual fund advisory contracts, $8.8 million of goodwill and $1.2 million of definite-lived client relationships, which are being amortized over their estimated lives of 12 years.

Indefinite-lived intangible assets represent mutual fund advisory contracts, brand name and trademark.

Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives of seven to 25 years using the straight-line method. Amortization expense was $11.8 million, $12.5 million and $12.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future amortization expense is expected to be $11.8 million in 2011 through 2013, $9.3 million in 2014, $8.4 million in 2015 and $31.4 million thereafter.

Impairment Testing

JCG conducts impairment analyses of goodwill and indefinite-lived intangible assets annually as of October 1 or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Definite-lived intangible assets are evaluated for impairment when events or circumstances indicate that the carrying value may not be recoverable. The October 2010 tests of indefinite-lived goodwill and intangible assets indicated that estimated fair values exceeded their respective book values and no impairment charges were recognized.

JCG recognized goodwill and intangible asset impairment charges of $747.0 million and $109.7 million, respectively, as of March 31, 2009. The goodwill impairment charge was not deductible for income tax purposes. A tax benefit of $40.6 million was recognized as a result of the impairment of mutual fund advisory contracts. The October 2009 tests of indefinite-lived goodwill and intangible assets indicated that estimated fair values exceeded their respective book values and no additional impairment charges were recognized.

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

•
Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents the assets and liabilities carried at fair value as of December 31, 2010 (in millions):

	Level 1	Level 2	Level 3	Total	Investment Securities Not Held at Fair Value
Trading securities	$150.9	$39.2	$—	$190.1	$—
Available-for-sale securities
Investments in advised funds	11.5	1.4	—	12.9	—
Held-to-maturity securities	—	—	—	—	93.1

Total investment securities	162.4	40.6	—	203.0	93.1

Other assets
Deferred compensation hedge asset	23.5	—	—	23.5	—
Other long-term investments	—	—	5.5	5.5	—

Total assets	$185.9	$40.6	$5.5	$232.0	$—

Redeemable noncontrolling interests	$—	$—	$82.8	$82.8	$—

Total liabilities	$—	$—	$82.8	$82.8	$—

The following table presents the assets and liabilities carried at fair value as of December 31, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Trading securities	$91.7	$27.3	$—	$119.0
Available-for-sale securities
Investments in advised funds	6.6	5.9	—	12.5
Structured investment vehicle security	—	—	37.4	37.4
Held-to-maturity securities	—	—	—	—

Total investment securities	98.3	33.2	37.4	168.9

Other assets
Deferred compensation hedge asset	20.6	—	—	20.6
Other long-term investments	—	—	5.8	5.8

Total assets	$118.9	$33.2	$43.2	$195.3

Redeemable noncontrolling interests	$—	$—	$101.1	$101.1

Total liabilities	$—	$—	$101.1	$101.1

JCG's Level 1 and Level 2 fair value measurements consist of exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds, shares of unconsolidated mutual funds and U.S. Treasury notes. The underlying securities of mutual funds and separate accounts can be denominated in a foreign currency. The closing price of such securities may be adjusted to capture the effects of any post-closing activity impacting the markets in which they trade. These adjustments result in the securities being classified as Level 2 and can also create significant movements between securities classified as Level 1 and Level 2. For the 12 months ended December 31, 2010, there were no transfers out of Level 1 to Level 2 and $5.0 million of net transfers out of Level 2 to Level 1. Transfers from Level 2 to Level 1 primarily represented foreign securities whose quoted market prices at December 31, 2009 required the additional consideration of subsequent fluctuations in active markets where no such consideration was necessary at December 31, 2010 due to less market volatility.

JCG's Level 3 recurring fair value measurements primarily represent redeemable noncontrolling interests. Redeemable noncontrolling interests in INTECH are measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of cash flows. Redeemable noncontrolling interests in Perkins are measured by a contractual formula intended to yield an amount representative of fair value. See Note 11 for further discussion of redeemable noncontrolling interests. Other long-term investments are measured using internal models and other available data.

At December 31, 2009, JCG's Level 3 fair value measurements included SIV securities. JCG received distributions totaling $10.6 million during 2010, which reduced the carrying value of the SIV securities to $26.8 million. During the fourth quarter 2010, JCG sold the SIV securities for $32.6 million, resulting in a gain of $5.8 million.

The changes in fair value of JCG's recurring Level 3 fair value measurements are as follows (in millions):

	Other Investment Securities	Redeemable Noncontrolling Interests
Fair value at January 1, 2009	$59.4	$106.8
Distributions	(14.8)	(11.2)
Current earnings	—	8.9
Purchase of noncontrolling interest	—	(26.2)
Impairment of investments	(1.4)	—
Change in fair value	—	22.8

Fair value at December 31, 2009	43.2	101.1
Distributions	(10.6)	(9.3)
Current earnings	—	5.8
Purchase of noncontrolling interest	—	(31.4)
Purchase of investments	0.4	—
Sale of investments	(26.9)	—
Impairment of investments	(0.6)	—
Change in fair value	—	16.6

Fair value at December 31, 2010	$5.5	$82.8

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. JCG measures the fair value of goodwill and intangible assets using a discounted cash flow model. Significant inputs to the discounted cash flow analysis include JCG's forecasted operating results, discount rate and terminal multiple of cash flows. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements have been classified as Level 3.

NOTE 8 — DEBT

Debt at December 31, 2010 and 2009, consisted of the following (in millions):

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.875% Senior Notes due 2011	$92.2	$94.7	$92.2	$92.5
6.250% Senior Notes due 2012	120.9	126.7	120.8	121.2
6.119% Senior Notes due 2014	82.3	86.5	82.3	80.7
3.250% Convertible Senior Notes due 2014	136.5	202.3	128.9	206.7
6.700% Senior Notes due 2017	367.9	386.3	367.8	357.5

Total	799.8	896.5	792.0	858.6
Less: current maturities	(213.1)	(221.4)	—	—

Total long-term debt	$586.7	$675.1	$792.0	$858.6

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above.

Tender Offer for Certain Outstanding Senior Notes

On August 13, 2009, the combined proceeds of the July 2009 common stock issuance (see Note 12) and convertible senior notes offering, together with available cash, were used to repurchase $443.3 million aggregate principal amount of the Company's outstanding 2011, 2012 and 2017 senior notes in a tender offer with a focus on the 2011 and 2012 senior notes. JCG recognized a $5.8 million net gain on early extinguishment of debt related to the repurchase of these notes. Results of the tender offer were as follows (in millions):

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

6.250% Senior Notes Due June 15, 2012, and 6.700% Senior Notes Due June 15, 2017

On June 14, 2007, JCG issued $300.0 million of 6.250% Senior Notes that are due June 15, 2012, and $450.0 million of 6.700% Senior Notes that are due June 15, 2017 (collectively, the "2007 Senior Notes") and are callable by JCG. Interest is paid semiannually on June 15 and December 15 of each year. The proceeds from the 2007 Senior Note issuances were $748.4 million. On June 26, 2007, approximately $160.0 million of the total proceeds were used to repay the 7.875% Senior Notes due 2032 plus accrued and unpaid interest as of the redemption date. The remaining proceeds were used for acquisitions, the repurchase of JCG's common stock and general corporate purposes.

During the fourth quarter 2010, JCG exercised its call right on the $120.9 million carrying value of the 6.250% Senior Notes and retired the notes on January 14, 2011. Under the terms of the call, JCG is required to pay the present value of the interest that would have been paid if the debt remained outstanding through maturity. As a result, JCG will recognize a $9.9 million net loss on early extinguishment of debt in the first quarter 2011.

6.119% Senior Notes Due 2014

On April 26, 2004, JCG issued $527.4 million of 6.119% Senior Notes that are due April 15, 2014 and are not callable by JCG or redeemable at the option of the holders prior to maturity, in exchange for $465.1 million of Senior Notes (comprised of $286.9 million of 7.000% Senior Notes and $178.2 million of 7.750% Senior Notes). Interest is paid semiannually on April 15 and October 15 of each year. On May 19, 2004, JCG exercised its right to repurchase $445.0 million aggregate principal amount of the 6.119% Senior Notes.

Convertible Senior Notes Offerings

In July 2009, JCG issued $170.0 million of 3.250% convertible senior notes ("convertible senior notes"), which pay interest semiannually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted, and are not callable by JCG or redeemable at the option of the holders prior to maturity. The convertible senior notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG's election. Such a conversion would be at an initial conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $14.03 per share of common stock, subject to adjustment in certain circumstances.

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

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds are required to be bifurcated into debt and equity components. The $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate, which is consistent with the estimated market rate for similar senior notes with no conversion option. The debt component will accrete up to the face value over the five-year expected term through interest expense. The unamortized discount at December 31, 2010 is $33.5 million and will be amortized over the remaining period of 3.5 years. The $44.3 million (or $27.9 million, net of deferred taxes) initial equity component was determined using the difference between the proceeds and the debt component. The fair value of the convertible senior notes in the above table is based on the outstanding principal balance while the carrying value represents the outstanding principal balance exclusive of the unamortized discounts. Interest expense related to the convertible senior notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $13.9 million for the year ended December 31, 2010.

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

Interest Rate Adjustment Covenant

All of JCG's senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company's debt rating is decreased by Moody's from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If at any time after the interest has been adjusted upward either Moody's or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance. The interest rate adjustment covenant will permanently terminate if the Company's debt ratings increase to Baa2 (or higher) by Moody's and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. On February 23, 2009, S&P lowered JCG's credit rating to BB+, which resulted in a 25 basis point increase in the interest rates payable on all of JCG's senior notes, excluding its convertible senior notes. S&P subsequently increased JCG's credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rates payable on all of JCG's senior notes, excluding the convertible senior notes.

Credit Facility

On October 4, 2010, JCG entered into a 364-day $100 million, unsecured, revolving credit facility (the "new Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Concurrently with entering into the new Credit Facility, JCG terminated its $125 million secured revolving credit facility. Under the new Credit Facility, the financing leverage ratio cannot exceed 4.00 and the interest coverage ratio must equal or exceed 3.50. In addition, long-term assets under management must exceed $100.0 billion. At December 31, 2010, JCG was in compliance with all covenants and there were no borrowings under the new Credit Facility.

Aggregate Maturities of Indebtedness

The aggregate amounts of debt maturing or called in the next five years are as follow (in millions):

2011	$213.1
2012	—
2013	—
2014	252.4
2015	—
Thereafter	368.6

Total	$834.1

NOTE 9 — INCOME TAXES

JCG's components of income (loss) before taxes and equity earnings are as follows (in millions):

	December 31,
	2010	2009	2008
Domestic	$235.3	$(759.7)	$186.9
International	9.7	9.3	19.9

Total	$245.0	$(750.4)	$206.8

JCG's provision for income taxes is summarized as follows (in millions):

	December 31,
	2010	2009	2008
Current:
Federal	$52.1	$6.2	$76.2
State and local	(8.5)	(2.4)	11.9
International	3.7	1.7	11.7

Total current	47.3	5.5	99.8

Deferred:
Federal	27.1	(14.5)	(10.1)
State and local	2.3	2.8	(20.9)
International	(0.3)	(0.1)	—

Total deferred	29.1	(11.8)	(31.0)

Total income tax provision	$76.4	$(6.3)	$68.8

JCG's deferred income tax liabilities (assets) are summarized as follows (in millions):

	December 31,
	2010	2009
Income tax liabilities:
Intangible assets	$438.7	$429.4
Investments	19.7	11.8
Debt discounts and issue costs	11.7	8.1
Other	16.9	13.6

Deferred tax liabilities	487.0	462.9

Income tax assets:
Compensation and benefits	(61.4)	(55.9)
Accrued liabilities	(7.2)	(17.3)
Other	(18.0)	(18.1)

Deferred tax assets	(86.6)	(91.3)

Net deferred income tax liabilities	$400.4	$371.6

The current deferred income tax amounts at December 31, 2010 and 2009, are included within other current assets. Deferred tax assets and liabilities are reflected on the balance sheet as follows (in millions):

	December 31,
	2010	2009
Current deferred income tax asset	$(9.9)	$(18.5)
Long-term deferred income tax liability	410.3	390.1

Net deferred income tax liabilities	$400.4	$371.6

JCG's effective income tax rate differs from the statutory federal income tax rate as follows:

	December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State and local tax rate, net of federal benefit	2.3%	2.0%	3.3%
Noncontrolling interests	-1.3%	0.6%	-2.2%
Effect of state rate change	—	-0.3%	-5.9%
Impairment of goodwill	—	-36.8%	—
Tax adjustments	-6.1%	0.5%	0.8%
Other	1.3%	-0.2%	0.4%

Total effective income tax rate	31.2%	0.8%	31.4%

The accounting guidance for uncertainty in income taxes sets forth a specific method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The tax contingencies liability relates primarily to general state tax items and has been recorded in other long-term liabilities and other current liabilities, as appropriate. A reconciliation of the beginning and ending liability is as follows (in millions):

	December 31,
	2010	2009	2008
Beginning of period	$36.9	$37.0	$34.7
Additions for tax positions of current year	0.7	0.7	0.6
Additions for tax positions of prior years	—	1.4	0.8
Reduction due to statute expirations	(24.4)	(2.1)	(0.3)
Reduction due to settlement of audits	—	(2.4)	(0.7)
Accrued interest	1.0	2.3	1.9

End of period	$14.2	$36.9	$37.0

A deferred tax asset of $5.0 million is associated with the tax contingencies liability at December 31, 2010. If the tax contingencies liability and related deferred tax asset are reversed in future periods, the income tax provision would be favorably impacted by $9.2 million. As of December 31, 2010, JCG had $14.2 million of accrued reserves for income tax contingencies, including interest. JCG decreased its income tax contingency reserves in 2010 by $24.4 million as a result of the expiration of statutes of limitations, creating a net tax benefit of $15.7 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $6.7 million in the next 12 months primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities on the Consolidated Balance Sheets.

Tax returns filed in previous years are subject to audit by various federal, state and international taxing authorities, and as a result of such audits, additional tax assessments may be proposed. As of December 31, 2010, the majority of tax years from 1996 and forward remain subject to audit.

Taxing authorities generally charge interest and may assess penalties in the event that a tax position taken is subsequently reversed upon examination. JCG has accrued interest on its uncertain tax provisions based on the rates specified by the applicable taxing authorities and has recorded the interest as a component of the tax provision. At December 31, 2010 and 2009, $4.9 million and $13.1 million, respectively, of accrued interest are included in the liability for tax contingencies. Any potential penalties associated with a tax contingency will also be included as a component of the tax provision in the period in which the assessment of a penalty becomes likely. JCG does not believe that it is subject to any penalties related to its tax contingencies and, therefore, has not accrued a liability for tax penalties.

In the event of an overpayment of income taxes, taxing authorities generally pay interest from the date of the overpayment through the date on which an amended return is filed. JCG records interest income from taxing authorities as a component of the tax provision.

NOTE 10 — OTHER BALANCE SHEET CAPTIONS

Other current assets are composed of the following (in millions):

	December 31,
	2010	2009
Deferred commissions	$4.9	$8.2
Deferred income taxes	9.9	18.5
Other current assets	31.3	20.7

Total	$46.1	$47.4

Other current accrued liabilities are composed of the following (in millions):

	December 31,
	2010	2009
Accrued marketing and distribution	$17.8	$14.1
Income tax contingencies	6.7	24.5
Deferred compensation liability	38.0	17.5
Interest payable	6.8	6.8
Other accrued liabilities	16.6	17.6

Total	$85.9	$80.5

NOTE 11 — NONCONTROLLING INTERESTS

Noncontrolling interests that are not subject to put rights are classified to permanent equity. Redeemable noncontrolling interests remain classified in mezzanine equity and are measured at estimated fair value as of the balance sheet date. Earnings attributable to noncontrolling interests that are and are not subject to put rights have been combined in the Consolidated Statements of Income. Acquisitions of entities where JCG holds an existing controlling interest are treated as a reduction of noncontrolling interests in an amount equal to the purchase price.

Noncontrolling Interests That Are Not Subject to Put Rights

Noncontrolling interests that are not subject to put rights consist of undistributed earnings related to third-party investors in consolidated investment products and certain INTECH and Perkins ownership interests granted to employees. Undistributed earnings attributable to INTECH and Perkins ownership interests totaled $4.7 million at December 31, 2010. Certain of the INTECH and Perkins ownership interests granted to employees become subject to put rights upon vesting at which time such interests are reclassified to redeemable noncontrolling interests.

In June 2010, INTECH purchased ownership interests held by INTECH employees for $5.0 million. These ownership interests represent less than 1% of total INTECH ownership interests and were not subject to put rights.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests consist of INTECH and Perkins interests that are currently puttable to JCG or will become puttable at certain future dates, and undistributed earnings of $0.9 million attributable to such interests as of December 31, 2010. Changes in fair value of redeemable noncontrolling interests are recognized as increases or decreases to redeemable noncontrolling interests with an offsetting charge to retained earnings.

INTECH

On February 19, 2010, pursuant to contractual obligations, JCG acquired an additional 3% interest in INTECH from the two founding members for $31.4 million. This transaction reduced the two founders' aggregate ownership interest to approximately 2% of INTECH. Each founder is entitled to retain his remaining INTECH shares outstanding until his death unless he is terminated for cause or leaves voluntarily while not in good standing. An INTECH founder will be considered to be in good standing if he voluntarily leaves after providing 12 months' prior notice and cooperates with the transition. Each of the two INTECH founding members has the option annually to require JCG to purchase from him his remaining ownership interest of INTECH at fair value. The following table discloses the effect on equity as a result of JCG's acquisition of the additional 3% interest in INTECH (in millions):

	For the year ended December 31,
	2010	2009	2008
Net income attributable to controlling interest	$70.5	$73.8	$101.7
Decrease in JCG retained earnings from acquisition of noncontrolling interest	(29.1)	(23.0)	(57.5)

Change from net income (controlling interest) and acquisitions of noncontrolling interest	$41.4	$50.8	$44.2

Total INTECH ownership interests held by the two founders have an estimated value of approximately $16.0 million as of December 31, 2010. Ownership interests held by other INTECH employees subject to put rights have an estimated value of approximately $3.1 million as of December 31, 2010.

Perkins

On December 31, 2008 ("closing"), JCG increased its ownership of Perkins to approximately 80% with the purchase of an additional 50% ownership interest for $90.0 million in cash. Upon closing the transaction, Perkins granted senior profit interest awards designed to retain and incentivize key employees to grow the business. These awards vest on the fifth anniversary of grant and are generally entitled to a total of 5% of Perkins' annual taxable income. In addition, these awards have a formula-driven terminal value based on revenue growth and relative investment performance of products managed by Perkins. JCG can call and terminate any or all of the awards on the fifth, seventh or each subsequent anniversary of grant or prior to the fifth anniversary of grant if the formula yields a terminal value of $40.0 million. Participants can require JCG to terminate the awards in exchange for the then-applicable formula price on the sixth anniversary of grant. The senior profit interest awards are also subject to termination at premiums or discounts to the formula at the option of JCG or the relevant employee, as applicable, upon certain corporate or employment-related events affecting Perkins or the relevant employee.

During the first quarter 2009, the issuance of Perkins LLC Interests that vest ratably over four years to its chief executive officer, resulted in a decrease of JCG's ownership in Perkins by 2.2%.

JCG also has the option to acquire the majority of the remaining 22.2% interest of Perkins at fair value on the third, fifth, seventh or each subsequent anniversary of the closing. The noncontrolling owners of Perkins have the option to require JCG to purchase any or all of their remaining interests on the fourth or sixth anniversary of closing at fair value. The total Perkins noncontrolling interest subject to put rights has an estimated value of approximately $63.0 million as of December 31, 2010, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to represent fair value.

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

NOTE 13 — LONG-TERM INCENTIVE COMPENSATION

The components of JCG's long-term incentive compensation expense are summarized as follows (in millions):

	December 31,
	2010	2009	2008
Stock options	$10.2	$12.1	$8.3
Restricted stock awards	26.6	24.8	20.7
Mutual fund share awards	28.3	21.6	14.3
Perkins senior profit interests	17.8	2.3	—
Employee stock purchase plan	0.2	0.2	0.2

Total long-term incentive compensation	$83.1	$61.0	$43.5

Compensation cost associated with restricted stock includes $3.9 million, $2.9 million and $2.2 million of amortization of INTECH interests granted to certain key employees of INTECH for the years ended December 31, 2010, 2009 and 2008, respectively. Compensation cost classified within restricted stock also includes $1.2 million of amortization of Perkins interests granted to a Perkins employee for each of the years ended December 31, 2010 and 2009.

Historical long-term incentive awards have been granted with ratable vesting schedules of between three and five years. The awards granted in 2010 were granted with a four-year ratable vesting schedule and are not subject to accelerated vesting. In addition to these awards, JCG granted a $10.0 million restricted stock award to its chief executive officer on February 5, 2010. The award vested 50% on December 31, 2010, and will vest 25% on January 1, 2012, and 25% on January 1, 2013. INTECH also granted $5.1 million of ownership interests to its employees which generally vest and will be recognized over a four-year period. This award represents less than 1% of total INTECH ownership interests. The

JCG awards granted in 2009 were granted with a four-year ratable vesting schedule and were not subject to accelerated vesting. In addition to the 2009 awards, Perkins granted $5.0 million of interests with a four-year ratable vesting schedule, and INTECH granted $5.5 million of interests which vest over 10 years. The JCG awards granted in 2008 were granted with a three-year ratable vesting schedule and were not subject to accelerated vesting. At December 31, 2010, unrecognized compensation, net of estimated forfeitures, and the weighted-average number of years over which the compensation cost will be recognized are summarized as follows (in millions):

	Unrecognized Compensation	Weighted - Average Years
Stock options	$16.1	2.5
Restricted stock awards	41.0	3.7
Mutual fund share awards	62.4	2.7

Total	$119.5	3.0

Unrecognized INTECH interests included in restricted stock awards in the table above totaled $15.3 million and will be recognized over a weighted-average period of 6.3 years. Restricted stock included in the table above also includes unrecognized Perkins interests totaling $2.5 million and will be recognized over a weighted-average period of 2.0 years.

JCG generally grants annual long-term incentive awards in February of each year. The 2011 annual grant, not included in the table above, totaled $58.4 million and will be recognized ratably over a four-year period. The 2011 annual grant is not subject to performance-based accelerated vesting.

Stock Options

The fair value of stock options granted to JCG employees was estimated on the date of each grant using the Black-Scholes option pricing model with the following assumptions:

	2010	2009	2008
Dividend yield	0.34%	0.75%	0.13%
Expected volatility	65%	54%	32%
Risk-free interest rate	2.29%	1.85%	2.81%
Expected life	5 years	5 years	5 years

Expected volatility was determined using an average of JCG's historical volatility and industry and market averages, as appropriate. Expected life was determined using employee termination rates and vesting periods of each grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant. Stock options granted prior to February 2006 have a maximum contractual term of 10 years and options granted thereafter have a maximum contractual term of seven years.

The table below summarizes JCG's outstanding options:

	2010		2009		2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	16,957,307	$15.99	11,704,879	$21.91	11,085,975	$20.54
Granted	2,120,832	11.76	6,283,643	5.32	2,083,761	27.23
Exercised	(626,373)	5.46	—	—	(1,118,411)	18.02
Forfeited	(513,644)	8.40	(811,139)	15.10	(157,494)	23.66
Expired	(1,781,718)	32.05	(220,076)	28.97	(188,952)	20.94

Outstanding at December 31	16,156,404	$14.32	16,957,307	$15.99	11,704,879	$21.91

Exercisable	1,143,547	$5.51	359,871	$6.21	—	$—

Vested or expected to vest	15,015,370	$14.87	15,520,200	$16.44	11,265,777	$21.89

Weighted average fair value of options granted during the year	$6.39		$2.41		$9.92

Intrinsic value of options at December 31 (in millions):
Exercised	$4.4		$—		$11.0

Outstanding	$40.5		$48.4		$—

Exercisable	$8.5		$2.6		$—

The following table summarizes the information about stock options that were outstanding at December 31, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$5 to $20	11,626,049	4.45	$10.45	1,143,547	5.04	$5.51
$20 to $30	4,445,952	3.00	24.02	—	—	—
$30 to $44	84,403	0.27	35.70	—	—	—

$5 to $44	16,156,404	4.03	$14.32	1,143,547	5.04	$5.51

Restricted Stock Awards

The table below summarizes unvested restricted stock awards for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 1	4,302,285	$10.79	1,947,189	$25.89	1,534,921	$18.52
Granted	1,677,758	11.95	3,748,536	5.76	1,735,176	27.88
Vested	(1,986,825)	13.66	(1,053,436)	19.67	(1,216,882)	21.76
Forfeited	(282,426)	12.36	(340,004)	14.18	(106,026)	24.82

Unvested at December 31	3,710,792	$9.64	4,302,285	$10.79	1,947,189	$25.89

The total fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008, was $24.8 million, $9.5 million and $32.6 million, respectively.

Mutual Fund Share Awards

During 2010, 2009 and 2008, JCG granted $43.2 million, $36.6 million and $33.9 million, respectively, in awards to employees that are indexed to certain mutual funds managed by the Company. Upon vesting, participants receive the value of the award adjusted for earnings or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding.

Historically, the Company has entered into fair value hedges to protect against the market variability of the mutual funds to which the awards were indexed by making investments equal to the amount of the awards in the mutual funds selected by the participants. Rather than recording subsequent changes in market value currently within earnings, such changes were recorded as offsetting increases and/or decreases to the Company's hedge assets and mutual fund share award liability.

Incremental changes in the fair value of the mutual fund share awards, along with the mutual fund share awards themselves, are subject to vesting considerations. Changes in the fair value of the Company's investments in mutual funds are not, however, subject to vesting considerations. The vesting considerations related to the mutual fund share awards generate ineffectiveness within the fair value hedges that had not been recognized in earnings prior to the fourth quarter 2010. Accounting guidance defines ineffectiveness as the amount by which changes in the fair value of the hedged item during a given accounting period is not perfectly offset by changes in the hedge instrument during that same period.

During the fourth quarter 2010, JCG concluded that the historical accounting treatment for the mutual fund share awards and the associated hedge instrument was incorrect due to the ineffectiveness discussed above. Accordingly, for financial accounting purposes, the hedging relationship was terminated and mark-to-market adjustments on the awards and associated hedge, previously recognized as increases or decreases in the mutual fund share award liability, were recorded in earnings in the fourth quarter 2010. Going forward, JCG will account for the mutual fund share award liability and the related investments in mutual funds as separate instruments, with their respective changes in fair value recognized in earnings each reporting period.

JCG recognized $2.7 million of long-term incentive compensation expense related to mark-to-market adjustments of mutual fund share awards in the fourth quarter 2010. These adjustments included expenses of $3.1 million related to the fourth quarter 2010 and $1.1 million related to prior quarters of 2010, offset by a $1.5 million gain for mark-to-market adjustments for years 2009 and prior.

JCG also recognized $14.3 million of net investment gains related to mark-to-market adjustments for previously unrecognized changes in fair value of mutual fund share award investments in the fourth quarter 2010. These adjustments included net gains of $4.8 million related to the fourth quarter 2010, $5.1 million related to prior quarters of 2010 and $4.3 million for the years 2009 and prior.

JCG assessed the significance of the incorrect accounting and concluded that recognizing a cumulative adjustment in the fourth quarter 2010 was not material either to JCG's financial statements for any reported prior period or on a cumulative basis to 2010.

At December 31, 2010, the cost basis of unvested awards totaled $69.1 million.

Long-Term Incentive Stock Plans

On May 10, 2005, JCG shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan"), which allowed the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. The 2010 annual grant in February utilized the majority of the remaining shares under the 2005 Plan. On April 29, 2010, JCG shareholders approved the 2010 Long-Term Incentive Stock Plan, which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock. Subsequent to the 2011 annual grant in February, approximately 2.6 million shares of equity-based awards are available to be granted under the 2010 Plan.

NOTE 14 — EMPLOYEE BENEFIT PLANS

Substantially all full-time employees of JCG are eligible to participate in a company-sponsored 401(k), Employee Stock Ownership Plan ("ESOP") and profit-sharing plan (collectively, the "401(k) Plan"). Historically, JCG has matched a maximum of 3% of employee compensation in the 401(k) Plan. During 2009, JCG decreased the company match to the 401(k) Plan to $0.50 per dollar up to 3% of employee compensation. JCG reinstated the previous 401(k) Plan company match of a maximum of 3% of employee compensation in 2010. Contributions to the ESOP and the profit-sharing components of the 401(k) Plan are made at the discretion of the Board of Directors' Compensation Committee. Participants vest ratably in the ESOP and profit-sharing contributions over a five-year period. Expenses related to the 401(k) Plan were $8.7 million, $7.2 million and $10.8 million in 2010, 2009 and 2008, respectively.

The Company also has a deferred compensation plan for certain highly compensated employees. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by the Company. The Company makes no contributions to the plan. To protect against market variability of the liability, the Company creates a fair value hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Changes in market value increase or decrease the investment asset held by the Company with the offset recorded to the liability to the participants. Any hedge ineffectiveness will result in increases or decreases in employee compensation and benefits expense. Hedge effectiveness is assessed quarterly and has been 100% effective since inception and, therefore, no gain or loss has been recognized. At December 31, 2010, the notional amount of the fair value hedge is $6.4 million and represents total payroll deferrals.

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

	For the year ended December 31,
	2010	2009	2008
Amounts attributable to JCG common shareholders
Income (loss) from continuing operations	$159.9	$(757.1)	$138.4
Loss from discontinued operations	—	—	(1.5)

Net income (loss)	$159.9	$(757.1)	$136.9

Basic earnings (loss) per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	179.8	166.5	159.1

Income (loss) from continuing operations	$0.89	$(4.55)	$0.87
Loss from discontinued operations	—	—	(0.01)

Basic earnings (loss) per share	$0.89	$(4.55)	$0.86

Diluted earnings (loss) per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	179.8	166.5	159.1
Dilutive effect of stock options and unvested restricted stock using the treasury stock method	2.2	—	1.6

Weighted-average diluted common shares outstanding	182.0	166.5	160.7

Income (loss) from continuing operations	$0.88	$(4.55)	$0.86
Loss from discontinued operations	—	—	(0.01)

Diluted earnings (loss) per share	$0.88	$(4.55)	$0.85

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	For the year ended December 31,
	2010	2009	2008
Stock options	11.2	17.0	4.0
Unvested restricted stock	1.5	4.2	1.4

All shares held in the JCG ESOP are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the convertible senior notes because the effect would be anti-dilutive as the conversion criteria have not been satisfied. As a result of JCG's net loss for the year ended December 31, 2009, all stock options and unvested restricted stock in 2009 were anti-dilutive.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Operating Leases

JCG rents office space and equipment under the terms of various operating lease agreements. As of December 31, 2010, future minimum rental commitments under non-cancelable operating and capital leases are as follows (in millions):

2011	$17.5
2012	16.6
2013	13.0
2014	12.2
2015	11.7
Thereafter	44.7

Total	$115.7

Rent expense was $16.5 million, $20.2 million and $19.3 million in 2010, 2009 and 2008, respectively.

Capital Leases

JCG's capital lease obligations represent leased computer equipment. The carrying value of the obligations at December 31, 2010, totaled $1.3 million and is included in accrued liabilities and other liabilities on the Consolidated Balance Sheets. The related lease terms extend through 2012.

Investment Management Contracts

Most of JCG's revenues are derived pursuant to investment advisory agreements with its investment advisory clients. Investment advisory agreements with mutual funds may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the Investment Company Act of 1940 as amended (the "1940 Act")), and must be approved and renewed annually by the disinterested members of each fund's trustees, or its shareowners, as required by law. Generally, any change in control of JCG would constitute an assignment under the 1940 Act. In addition, a mutual fund's trustees or directors may terminate these investment advisory agreements upon written notice for any reason.

NOTE 17 — LITIGATION AND OTHER REGULATORY MATTERS

JCG is subject to various legal proceedings and other regulatory matters arising from normal business operations. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions described below will not have a material adverse effect on JCG's consolidated financial condition. However, an adverse outcome in any of the actions could have a material adverse effect on the Company's financial position or results of operations for the period in which it is recorded. JCG has established a $2.0 million litigation accrual for the claims described below. Management believes these claims have little or no merit and intends to defend against them.

Market Timing Litigation

Following the market timing investigations by the New York Attorney General and the SEC in 2003, JCG and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case No. MDL No. 1586, 04-MD-15863). Five amended complaints were originally filed in these coordinated proceedings, two of which still remain including (i) claims by a putative class of JCG shareholders asserting claims on behalf of the shareholders (First Derivative Traders, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, MDL 1586,

formerly referred to as Wiggins, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, Case No. 04-CV-00818); and (ii) derivative claims by investors in certain Janus funds ostensibly on behalf of such funds (Steinberg et al. v. Janus Capital Management, LLC et al., U.S. District Court, District of Maryland, Case No. 04-CV-00518).

In the First Derivative Traders matter, the U.S. District Court entered an order dismissing all claims. Plaintiffs, however, appealed that dismissal to the Fourth Circuit Court of Appeals for the Fourth Circuit. In May 2009, the Fourth Circuit reversed the order of dismissal and remanded the case back to the U.S. District Court for further proceedings. In June 2010, the U.S. Supreme Court agreed to review the Fourth Circuit's decision and a hearing was held in December 2010. A decision is expected by mid-2011. In addition to the First Derivative Traders case, on January 20, 2010, the U.S. District Court entered orders dismissing the remaining claims asserted against JCG and its affiliates by fund investors in the Steinberg matter; however, plaintiffs appealed the decision in February 2010. JCG expects a decision from the Fourth Circuit Court of Appeals in 2011. As a result of these events, JCG and its affiliates are the remaining defendants, in some capacity, in the actions described in the preceding paragraph.

Other Regulatory Matters

As previously disclosed on JCG's Form 8-K dated November 23, 2010, JCG received a governmental inquiry regarding an insider trading investigation. JCG intends to cooperate fully with that inquiry. JCG has not been accused of any wrong doing and the government confirmed that JCG is not a target of its investigation into potential insider trading.

NOTE 18 — RELATED PARTY TRANSACTIONS

JCG earns fees from the various registered investment companies for which it acts as investment adviser. Accounts receivable include amounts due from these investment companies. The table below presents this related party activity as of and for the years ended December 31 (in millions):

	Investment Management and Shareowner Servicing Fees	Accounts Receivable from Registered Investment Companies	12b-1 Plan Fees Earned
2010	$820.0	$81.7	$8.5
2009	$662.7	$73.0	$6.3
2008	$808.6	$54.0	$6.8

NOTE 19 — SHAREHOLDER RIGHTS PLAN

JCG does not currently have a Shareholder Rights Plan ("Rights Plan") in place, as JCG's Board of Directors let the previous Rights Plan expire by its terms in June 2010. The Board of Directors reserves the right to implement a new Rights Plan at any time.

NOTE 20 — SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one business segment, its Investment Management operations.

The following summary provides information concerning JCG's principal geographic areas as of and for the years ended December 31, 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Revenues:
United States	$903.2	$757.1	$930.5
International	112.5	91.6	107.4

Total	$1,015.7	$848.7	$1,037.9

Long-lived assets:
United States	$1,792.9	$1,789.2	$2,626.1
International	6.9	8.1	11.6

Total	$1,799.8	$1,797.3	$2,637.7

International revenues and assets are attributed to countries based on the location in which revenues are earned, primarily the United Kingdom.

NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$246.9	$249.3	$243.8	$275.7	$1,015.7
Operating income	67.3	61.4	57.1	95.8	281.6
Net income	33.4	31.4	35.4	68.4	168.6
Noncontrolling interests	(2.1)	(1.2)	(2.9)	(2.5)	(8.7)
Net income attributable to JCG	31.3	30.2	32.5	65.9	159.9
Basic earnings per share attributable to JCG common shareholders	$0.17	$0.17	$0.18	$0.37	$0.89
Diluted earnings per share attributable to JCG common shareholders	$0.17	$0.17	$0.18	$0.36	$0.88

	2009
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$170.3	$200.2	$227.6	$250.6	$848.7
Operating income (loss)	(829.8)	47.0	29.6	75.7	(677.5)
Net income (loss)	(815.6)	19.2	11.8	40.5	(744.1)
Noncontrolling interests	(2.5)	(3.4)	(3.6)	(3.5)	(13.0)
Net income (loss) attributable to JCG	(818.1)	15.8	8.2	37.0	(757.1)
Basic earnings (loss) per share attributable to JCG common shareholders	$(5.22)	$0.10	$0.05	$0.21	$(4.55)
Diluted earnings (loss) per share attributable to JCG common shareholders	$(5.22)	$0.10	$0.05	$0.20	$(4.55)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

As of December 31, 2010, JCG's management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Richard M. Weil, Chief Executive Officer, and Gregory A. Frost, Executive Vice President and Chief Financial Officer, reviewed and participated in management's evaluation of the disclosure controls and procedures. Based on this evaluation, Messrs. Weil and Frost concluded that as of the date of their evaluation, JCG's disclosure controls and procedures were effective.

There has been no change in JCG's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2010 that has materially affected, or is reasonably likely to materially affect, JCG's internal controls over financial reporting.

JCG's Management Report on Internal Control over Financial Reporting and Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm, which contains its attestation on JCG's internal control over financial reporting, are incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 AND 14.

The Company's Proxy Statement for its 2011 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   List of Documents Filed as Part of This Report

(1)
Financial Statements

The financial statements and related notes, together with the report of Deloitte & Touche LLP dated February 24, 2011, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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
4.12
First Supplemental Indenture to the 2004 Indenture, dated as of June 14, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), is hereby incorporated by reference from Exhibit 4.6 to JCG's Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253)
4.13
Notes Underwriting Agreement, dated July 15, 2009, between Janus Capital Group, Inc., and J.P. Morgan Securities Inc, and Goldman, Sachs & Co., as representatives and several underwriters, is hereby incorporated by reference from Exhibit 1.1 to JCG's Current Report on Form 8-K, dated July 17, 2009 (File No. 001-15253)
4.14
Common Stock Underwriting Agreement, dated July 15, 2009, between Janus Capital Group, Inc., and J.P. Morgan Securities Inc., and Goldman, Sachs & Co., as representatives and several underwriters, is hereby incorporated by reference from Exhibit 1.1 to JCG's Current Report on Form 8-K, dated July 17, 2009 (File No. 001-15253)
(10) Material Contracts
10.1
Representative Director Indemnification Agreement is hereby incorporated by reference from Exhibit 10.1 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.2
Intercompany Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.3 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.3
Tax Disaffiliation Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.4 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.4
$125 million Amended Competitive Advance and Revolving Credit Facility Agreement, dated as of June 12, 2009, with Citibank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent for the lenders, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended September 30, 2009 (File No. 001-15253)
10.4.1
$100 million 364-Day Competitive Advance and Revolving Credit Facility Agreement, dated as of October 4, 2010, with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 8-K dated October 4, 2010 (File No. 001-15253)
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
10.11
Janus Capital Group Inc. Amended and Restated 2004 Employment Inducement Award Plan, effective as of January 22, 2008, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)*
10.12
Janus Capital Group Inc. Amended and Restated Mutual Fund Share Investment Plan, effective January 22, 2008, is hereby incorporated by reference from Exhibit 10.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-15253)*
10.13
Janus Capital Group Inc. Management Incentive Compensation Plan, effective January 1, 2008, is hereby incorporated by reference from Appendix D to JCG's 2008 Proxy Statement on Schedule 14A (File No. 001-15253)*
10.14
Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan ("Janus 401(k) Plan"), as amended and restated effective January 1, 2009, is hereby incorporated by reference from Exhibit 10.14 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.14.1
Amendment No. 1 to Janus Capital Group Inc. 401(k) Plan, effective December 30, 2009, is hereby incorporated by reference from Exhibit 10.14.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15253)*
10.14.2
Amendment No. 2 to Janus Capital Group Inc. 401(k) Plan, effective July 19, 2010, is hereby incorporated by reference from Exhibit 10.3 to JCG's 10-Q for the quarterly period ended June 30, 2010 (File No. 001-15253)*
10.15
Janus Capital Group Inc. Amended and Restated Income Deferral Program, effective as of January 22, 2008, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)*
10.15.1
Amendment No. 1 to the Janus Capital Group Inc. Amended and Restated Income Deferral Program, effective July 19, 2010, is hereby incorporated by reference from Exhibit 10.4 to JCG's 10-Q for the quarterly period ended June 30, 2010 (File No. 001-15253)*
10.16
Janus Capital Group Inc. Amended and Restated Directors' Deferred Fee Plan, effective as of October 20, 2008, is hereby incorporated by reference from Exhibit 10.3 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)*

10.17	Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted in 2007, is hereby incorporated by reference from Exhibit 10.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-15253)*
10.17.1
Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted in 2008, is hereby incorporated by reference from Exhibit 10.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-15253)*
10.17.2
Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted in 2009, is hereby incorporated by reference from Exhibit 10.17.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.17.3
Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted to executive officers in 2010, is hereby incorporated by reference from Exhibit 10.17.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15253)*
10.17.4	Form of Long-Term Incentive Acceptance Form for Restricted Stock and Mutual Fund Units, effective for awards granted in 2011, is attached to this Form 10-K as Exhibit 10.17.4*
10.17.5	Form of Long-Term Incentive Acceptance Form for Restricted Stock and Mutual Fund Units, effective for awards granted to executive officers in 2011, is attached to this Form 10-K as Exhibit 10.17.5*
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
10.18.2
Janus Capital Group Inc. 2010 Long-Term Incentive Stock Plan, effective April 29, 2010, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended June 30, 2010 (File No. 001-15253)*
10.18.3
Janus Capital Group Inc. 2010 Long-Term Incentive Plan Prospectus, effective April 29, 2010, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 10-Q for the quarterly period ended June 30, 2010 (File No. 001-15253)*
10.19
Severance Rights Agreement by and between the Company and Gary D. Black, dated May 1, 2008, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 8-K, dated April 2, 2008 (File No. 001-15253)*
10.20
Amended and Restated Change in Control Agreement by and between the Company and Robin C. Beery, effective as of October 1, 2008, is hereby incorporated by reference from Exhibit 10.20 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.21
Change in Control Agreement by and between Janus Capital Group Inc. and Richard M. Weil, dated February 1, 2010, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 8-K, dated February 4, 2010 (File No. 001-15253)*

10.22	Consulting and Separation Agreement by and between Janus Capital Group Inc. and Mark B. Whiston, dated as of April 20, 2004, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended March 1, 2004 (File No. 001-15253)*
10.23
Amended and Restated Form of Change in Control Agreement by and between Janus Management Holdings Corporation and Gregory A. Frost ("Frost Change in Control Agreement"), dated October 1, 2008, is hereby incorporated by reference from Exhibit 10.24 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.24	Amendment No. 1 to Frost Change in Control Agreement, dated as of January 1, 2011, is attached to this Form 10-K as Exhibit 10.24*
10.25
Amended and Restated Form of Change in Control Agreement by and between Janus Management Holdings Corporation and each of the following: Jonathan D. Coleman and Richard Gibson Smith, dated October 1, 2008 ("CIO's Change in Control Agreements"), is hereby incorporated by reference from Exhibit 10.25.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.25.1	Amendment No. 1 to CIO's Change in Control Agreements, dated as of January 1, 2011, is attached to this Form 10-K as Exhibit 10.25.1*
10.25.2
Severance Rights Agreement by and between Janus Management Holdings Corporation and Jonathan D. Coleman, dated January 1, 2009, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 8-K, dated November 12, 2008 (File No. 001-15253)*
10.26
Severance Rights Agreement by and between Janus Management Holdings Corporation and Richard Gibson Smith, dated January 1, 2009, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 8-K, dated November 12, 2008 (File No. 001-15253)*
10.26.1
Amended and Restated Change in Control Agreement by and between Janus Management Holdings Corporation and James P. Goff ("Goff Change in Control Agreement"), dated October 1, 2008, is hereby incorporated by reference from Exhibit 10.26.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.26.2	Amendment No. 1 to Goff Change in Control Agreement, dated as of January 1, 2011, is attached to this Form 10-K as Exhibit 10.26.2*
10.26.3
Amended Severance Letter Agreement by and between Janus Management Holdings Corporation and James Goff, dated October 1, 2008, is hereby incorporated by reference from Exhibit 10.26.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.27
Summary of Janus Capital Group Inc. Outside Director Compensation Program effective May 1, 2008, is hereby incorporated by reference from Exhibit 10.28 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.29
Summary of the Compensation Arrangement for Timothy K. Armour is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended September 30, 2009 (File No. 001-15253)*
10.30
Offer letter for Richard M. Weil dated January 6, 2010, is hereby incorporated by reference from Exhibit 10.30 to JCG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15253)*

10.31	Severance Rights Agreement by and between Janus Capital Group Inc. and Richard M. Weil, dated February 1, 2010, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 8-K, dated February 4, 2010 (File No. 001-15253)*
*Compensatory plan or agreement.
(12) Statements Re Computation of Ratios
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Annual Report on Form 10-K as Exhibit 12.1
(21) Subsidiaries of the Company
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Annual Report on Form 10-K as Exhibit 21.1
(23) Consents of Experts and Counsel
23.1	The Consent of Independent Registered Public Accounting Firm prepared pursuant to Item 601(b)(23) of Regulation S-K is attached to this Annual Report on Form 10-K as Exhibit 23.1
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant
31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant
(32) Section 1350 Certificates
32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2
Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(100) XBRL Exhibits
101.INS	XBRL Insurance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(c)   Exhibits

JANUS CAPITAL GROUP INC.
2010 FORM 10-K ANNUAL REPORT
INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
10.17.4	Form of Long-Term Incentive Acceptance Form for Restricted Stock and Mutual Fund Units, effective for awards granted in 2011	10
10.17.5	Form of Long-Term Incentive Acceptance Form for Restricted Stock and Mutual Fund Units, effective for awards to executive officers granted in 2011	10
10.24	Amendment No. 1 to Frost Change in Control Agreement	10
10.25.1	Amendment No. 1 to CIO's Change in Control Agreement	10
10.26.2	Amendment No. 1 to Goff Change in Control Agreement	10
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K	12
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K	21
23.1	The Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	23
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31
31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant	31
32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
101.INS	XBRL Insurance Document	101
101.SCH	XBRL Taxonomy Extension Schema Document	101
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Capital Group Inc.
By:	/s/ RICHARD M. WEIL Richard M. Weil Chief Executive Officer

February 24, 2011

The officers and directors of Janus Capital Group Inc., whose signatures appear below, hereby constitute and appoint Heidi W. Hardin or Gregory A. Frost, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2010, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2011.

Signature	Title

/s/ RICHARD M. WEIL Richard M. Weil	Director and Chief Executive Officer (Principal Executive Officer)
/s/ GREGORY A. FROST Gregory A. Frost	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ BRENNAN A. HUGHES Brennan A. Hughes	Vice President and Controller (Principal Accounting Officer)
/s/ STEVEN L. SCHEID Steven L. Scheid	Chairman of the Board
/s/ TIMOTHY K. ARMOUR Timothy K. Armour	Director
/s/ PAUL F. BALSER Paul F. Balser	Director

Signature	Title

/s/ G. ANDREW COX G. Andrew Cox	Director
/s/ JEFFREY J. DIERMEIER Jeffrey J. Diermeier	Director
/s/ J. RICHARD FREDERICKS J. Richard Fredericks	Director
/s/ DEBORAH R. GATZEK Deborah R. Gatzek	Director
/s/ LAWRENCE E. KOCHARD Lawrence E. Kochard	Director
/s/ ROBERT T. PARRY Robert T. Parry	Director
/s/ JOCK PATTON Jock Patton	Director
/s/ LANDON H. ROWLAND Landon H. Rowland	Director
/s/ GLENN S. SCHAFER Glenn S. Schafer	Director
/s/ ROBERT SKIDELSKY Robert Skidelsky	Director