Form 10-Q
period 2011-03-31
JANUS CAPITAL GROUP INC
filed 2011-04-27
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 20, 2011, there were 186,197,936  shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$278.6	$373.2
Investment securities	309.7	296.1
Accounts receivable	121.7	167.0
Income taxes receivable	4.6	10.9
Other current assets	37.8	46.1
Total current assets	752.4	893.3

Other assets:
Property and equipment, net	41.0	44.1
Intangible assets, net	1,270.6	1,273.6
Goodwill	488.2	488.2
Other assets	27.2	27.6

Total assets	$2,579.4	$2,726.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3.7	$5.8
Accrued compensation and benefits	44.7	116.0
Current portion of long-term debt	92.2	213.1
Other accrued liabilities	64.8	85.9
Total current liabilities	205.4	420.8

Other liabilities:
Long-term debt	588.8	586.7
Deferred income taxes	418.2	410.3
Other liabilities	44.9	43.0
Total liabilities	1,257.3	1,460.8

Commitments and contingencies

Redeemable noncontrolling interests	95.9	82.8

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.9	1.8
Retained earnings	1,202.8	1,168.1
Accumulated other comprehensive income	2.7	1.6
Total JCG stockholders’ equity	1,207.4	1,171.5
Noncontrolling interests	18.8	11.7
Total stockholders’ equity	1,226.2	1,183.2

Total liabilities and stockholders’ equity	$2,579.4	$2,726.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended
	March 31,
	2011	2010

Revenues:
Investment management fees	$225.2	$205.8
Performance fees	0.8	4.7
Shareowner servicing fees and other	39.4	36.4
Total	265.4	246.9

Operating Expenses:
Employee compensation and benefits	81.7	79.6
Long-term incentive compensation	18.2	18.6
Marketing and advertising	6.1	6.8
Distribution	36.1	35.1
Depreciation and amortization	9.0	9.9
General, administrative and occupancy	29.1	29.6
Total	180.2	179.6

Operating income	85.2	67.3

Interest expense	(13.2)	(15.6)
Investment gains, net	1.7	0.7
Other income (loss), net	(0.1)	0.2
Loss on early extinguishment of debt	(9.9)	—
Income before taxes	63.7	52.6

Income tax provision	(22.8)	(19.2)

Net income	40.9	33.4
Noncontrolling interests	(3.0)	(2.1)

Net income attributable to JCG	$37.9	$31.3

Earnings per share attributable to JCG common shareholders:
Basic	$0.21	$0.17
Diluted	$0.21	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended
	March 31,
	2011	2010
CASH FLOWS PROVIDED BY (USED FOR):

Operating Activities:
Net income	$40.9	$33.4
Adjustments to net income:
Depreciation and amortization	9.0	9.9
Deferred income taxes	15.0	11.3
Amortization of stock-based compensation	9.1	13.1
Investment gains, net	(1.7)	(0.7)
Amortization of debt discount and deferred issuance costs	3.0	3.0
Loss on early extinguishment of debt	9.9	—
Payment of deferred commissions, net	(1.7)	(2.7)
Other, net	0.2	0.5
Changes in working capital items:
Accounts receivable	14.3	(2.0)
Other current assets	6.0	(10.0)
Accounts payable and accrued compensation payable	(71.6)	(55.4)
Other liabilities	(23.2)	(5.2)
Net operating	9.2	(4.8)

Investing Activities:
Purchase of property and equipment	(0.8)	(2.4)
Purchase of investment securities	(39.4)	(47.1)
Proceeds from sales and maturities of investment securities	65.8	30.2
Net investing	25.6	(19.3)

Financing Activities:
Repayment of long-term debt	(130.8)	—
Purchase of noncontrolling interests	—	(31.4)
Proceeds from stock plans	1.5	1.1
Excess tax benefit from equity-based compensation	3.1	2.5
Distributions to noncontrolling interests	(3.0)	(3.5)
Principal payments under capital lease obligations	(0.2)	(0.3)
Net financing	(129.4)	(31.6)

Cash and Cash Equivalents:
Net decrease	(94.6)	(55.7)
At beginning of period	373.2	324.7
At end of period	$278.6	$269.0

Supplemental Cash Flow Information:
Cash paid for interest	$6.1	$5.5
Cash paid (received) for income taxes	$(0.2)	$14.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share Data)

				Accumulated	Nonredeemable
				Other	Noncontrolling	Total
		Common	Retained	Comprehensive	Interests in	Stockholders’
	Shares	Stock	Earnings	Income (Loss)	Subsidiaries	Equity

Balance at December 31, 2009	182.0	$1.8	$998.3	$1.0	$10.5	$1,011.6

Net income attributable to JCG			159.9		2.5	162.4
Net unrealized gain on available-for-sale securities				0.7		0.7
Amortization of net loss on cash flow hedge				0.2		0.2
Reclassification for net gains included in net income				(1.4)		(1.4)
Foreign currency translation adjustment				1.1		1.1
Comprehensive income						163.0

Amortization of stock-based compensation			33.4		4.8	38.2
Issuance and forfeitures of restricted stock awards, net	1.4					—
Tax impact of stock-based compensation			(5.1)			(5.1)
Stock option exercises and employee stock purchases	0.7		4.4			4.4
Noncontrolling interests in consolidated investment products					3.3	3.3
Purchase of noncontrolling interests					(5.0)	(5.0)
Distributions to noncontrolling interests					(3.2)	(3.2)
Change in value of redeemable noncontrolling interests			(16.6)			(16.6)
Vesting of Perkins LLC interests			1.2		(1.2)	—
Common stock dividends ($0.04 per share)			(7.4)			(7.4)
Balance at December 31, 2010	184.1	1.8	1,168.1	1.6	11.7	1,183.2

Net income attributable to JCG			37.9		0.6	38.5

Net unrealized gain on available-for-sale securities				0.3		0.3
Foreign currency translation adjustment				0.8		0.8
Comprehensive income						39.6

Amortization of stock-based compensation			5.9		1.0	6.9
Issuance and forfeitures of restricted stock awards, net	1.9	0.1				0.1
Tax impact of stock-based compensation			1.5			1.5
Stock option exercises and employee stock purchases	0.2		1.5			1.5
Noncontrolling interests in consolidated investment products					7.3	7.3
Distributions to noncontrolling interests					(0.6)	(0.6)
Change in fair value of redeemable noncontrolling interests			(12.1)		(1.2)	(13.3)
Balance at March 31, 2011	186.2	$1.9	$1,202.8	$2.7	$18.8	$1,226.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “JCG” or the “Company”) management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All such adjustments are of a normal recurring nature. Such unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December31, 2010.

The accompanying condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 — Recent Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the consolidation of variable interest entities which amends guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary and eliminates the scope exception for qualifying special-purpose entities. In January 2010, the FASB deferred the provisions of this guidance primarily for entities with attributes of an investment company until the FASB and the International Accounting Standards Board develop converged guidance on consolidation. This accounting guidance may otherwise have resulted in the consolidation of certain mutual funds, other pooled investment vehicles, separate accounts and subadvised relationships (collectively referred to as “investment products”). An Exposure Draft is expected to be published during 2011.

Note 3 — Investment Securities

JCG’s investment securities at March 31, 2011, and December 31, 2010, are summarized as follows (in millions):

	March 31, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Short-term investments:
Trading securities (carried at fair value)
Seeded investment products	$100.8	$12.9	$(0.3)	$113.4	$93.1	$9.6	$(0.6)	$102.1
Mutual fund share awards	77.8	12.6	(0.2)	90.2	69.1	19.0	(0.1)	88.0
Available-for-sale securities (carried at fair value)
Investments in advised funds	10.3	3.2	—	13.5	10.2	2.7	—	12.9
Held-to-maturity securities (carried at amortized cost)	92.6	—	—	92.6	93.1	—	—	93.1
	$281.5	$28.7	$(0.5)	$309.7	$265.5	$31.3	$(0.7)	$296.1

Proceeds from the sale of investments in advised funds were not significant for the three months ended March 31, 2011 and 2010. Proceeds and net gains (losses) from the redemption of trading securities were as follows (in millions):

	Three months ended
	March 31,
	2011	2010
Proceeds from redemptions:
Trading securities	$34.2	$25.1

Net gains (losses) from redemption of investment securities	7.0	(1.6)

Investment securities are classified as follows:

Trading Securities

JCG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment, or “seeding,” of these investment products. Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities. JCG will consolidate such investment products as long as it holds a controlling interest, defined as greater than 50% ownership. Upon deconsolidation, JCG accounts for its investments as available-for-sale securities. JCG may redeem invested seed capital for a variety of reasons, including when third-party investments in the relevant product is sufficient to sustain the given investment strategy.

JCG also periodically invests in funds advised by the Company for purposes of economically hedging its mutual fund share awards to employees. These investments are accounted for as trading securities.

At March 31, 2011, investments classified as trading securities totaled $203.6 million, representing $113.4 million of seeded investment products and $90.2 million of investments related to economic hedging of mutual fund share awards. Seeded investment products represent $27.2 million of securities held in separately managed accounts and $86.2 million of securities held in the portfolios of funds advised by the Company. Trading securities are carried on JCG’s Consolidated Balance Sheets at fair value, with changes in value recognized in investment gains, net on the Consolidated Statements of Income.

JCG implemented an economic hedge strategy in December 2008 covering the majority of trading securities related to initial cash investments in seeded products. The hedge strategy is designed to mitigate a portion of the net income volatility created by the mark-to-market accounting of these investment securities. The strategy primarily utilizes futures contracts on various market indices to minimize volatility in earnings. These instruments are settled daily, with settlement amounts recognized in investment gains, net on the Consolidated Statements of Income.

JCG recognized the following net gains (losses) on hedged trading securities and associated derivative instruments (in millions):

	Three months ended
	March 31,
	2011	2010
Net gains (losses) in earnings:
Trading securities	$2.8	$2.1
Futures contracts	(3.7)	(1.5)
Total	$(0.9)	$0.6

Additionally, during the three months ended March 31, 2011, JCG recognized $2.4 million of investment gains related to the mark-to-market adjustments for the economic hedge of the mutual fund share awards. The corresponding mark-to-market adjustments for the three months ended March 31, 2010, were not recognized until the fourth quarter 2010 in conjunction with a correction in accounting treatment.

Available-for-Sale Securities

Investments in Advised Funds

At March 31, 2011, investments in advised funds totaled $13.5 million. Investments in advised funds are carried on JCG’s Consolidated Balance Sheets at fair value, with changes in value recognized as gains and losses in other comprehensive income (loss). Accumulated gains and losses are reclassified to earnings when the securities are sold on a specific identification basis. JCG periodically reviews the carrying value of investments in advised funds for impairment by evaluating the nature, duration and extent of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings. No impairment charges were recognized during the three months ended March 31, 2011 or 2010.

Held-to-Maturity Securities

At March 31, 2011, held-to-maturity investments totaled $92.6 million, primarily representing U.S. Treasury notes purchased in the second quarter 2010 which mature in August 2011. Held-to-maturity investments are carried on JCG’s Consolidated Balance Sheets at amortized cost, with corresponding interest income reflected as other income, net on JCG’s Consolidated Statements of Income.

Note 4 — Fair Value Measurements

Measurements of fair value are classified within a hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•	Level 1 —	Valuation inputs are unadjusted quoted market prices for identical assets and liabilities in active markets.

•	Level 2 —

Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured.

•	Level 3 —	Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents assets and liabilities carried at fair value on a recurring basis as of March 31, 2011 (in millions):

					Investment Securities
					Not Held at
	Level 1	Level 2	Level 3	Total	Fair Value
Trading securities
Seeded investment products	$78.3	$35.1	$—	$113.4	$—
Mutual fund share awards	90.2	—	—	90.2	—

Available-for-sale securities
Investments in advised funds	12.5	1.0	—	13.5	—

Held-to-maturity securities	—	—	—	—	92.6
Total investment securities	181.0	36.1	—	217.1	92.6

Other assets
Deferred compensation hedge asset	24.2	—	—	24.2	—
Other long-term investments	—	—	5.5	5.5	—

Total assets	$205.2	$36.1	$5.5	$246.8	$92.6

Redeemable noncontrolling interests	$—	$—	$95.9	$95.9	$—

Total liabilities	$—	$—	$95.9	$95.9	$—

The following table presents assets and liabilities carried at fair value on a recurring basis as of December 31, 2010 (in millions):

					Investment Securities
					Not Held at
	Level 1	Level 2	Level 3	Total	Fair Value
Trading securities
Seeded investment products	$62.9	$39.2	$—	$102.1	$—
Mutual fund share awards	88.0	—	—	88.0	—

Available-for-sale securities
Investments in advised funds	11.5	1.4	—	12.9	—

Held-to-maturity securities	—	—	—	—	93.1
Total investment securities	162.4	40.6	—	203.0	93.1

Other assets
Deferred compensation hedge asset	23.5	—	—	23.5	—
Other long-term investments	—	—	5.5	5.5	—

Total assets	$185.9	$40.6	$5.5	$232.0	$93.1

Redeemable noncontrolling interests	$—	$—	$82.8	$82.8	$—

Total liabilities	$—	$—	$82.8	$82.8	$—

JCG’s Level 1 and Level 2 fair value measurements consist of exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds, shares of unconsolidated mutual funds and U.S. Treasury notes. The underlying securities of mutual funds and separate accounts can be denominated in a foreign currency. The closing price of such securities may be adjusted to capture the effects of any post-closing activity impacting the markets in which they trade. These adjustments result in the securities being classified as Level 2 and can also result in significant movements of securities between being classified as Level 1 and as Level 2. There were no transfers between levels for the three months ended March 31, 2011 or 2010.

JCG’s Level 3 recurring fair value measurements primarily represent redeemable noncontrolling interests. Redeemable noncontrolling interests in INTECH Investment Management LLC (“INTECH”) are measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of future cash flows. Redeemable noncontrolling interests in Perkins Investment Management LLC (“Perkins”) are measured by a contractual formula intended to represent fair value. See Note 7 for further discussion of redeemable noncontrolling interests. Other long-term investments are measured using internal models and other available data.

The changes in carrying value of JCG’s recurring Level 3 fair value measurements are as follows (in millions):

	Other	Redeemable
	Investment	Noncontrolling
	Securities	Interests
Fair value at January 1, 2010	$43.2	$101.1
Distributions	(10.6)	(9.3)
Current earnings	—	5.8
Purchase of noncontrolling interest	—	(31.4)
Purchase of investments	0.4	—
Sales of investments	(26.9)	—
Impairment of investments	(0.6)	—
Change in fair value	—	16.6

Fair value at December 31, 2010	5.5	82.8
Distributions	—	(2.3)
Current earnings	—	2.1
Change in fair value	—	13.3

Fair value at March 31, 2011	$5.5	$95.9

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

Note 5 — Debt

Debt consisted of the following (in millions):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.875% Senior Notes due 2011	$92.2	$94.5	$92.2	$94.7
6.250% Senior Notes due 2012	—	—	120.9	126.7
6.119% Senior Notes due 2014	82.3	85.6	82.3	86.5
3.250% Convertible Senior Notes due 2014	138.5	166.2	136.5	202.3
6.700% Senior Notes due 2017	368.0	396.0	367.9	386.3
Total	681.0	742.3	799.8	896.5
Less: current maturities	(92.2)	(94.5)	(213.1)	(221.4)
Total long-term debt	$588.8	$647.8	$586.7	$675.1

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above.

6.250% Senior Notes

During the fourth quarter 2010, JCG exercised its call right on the $120.9 million carrying value of the 6.250% Senior Notes and retired the notes on January 14, 2011. Under the terms of the call, JCG was required to pay the present value of the interest that would have been paid if the debt remained outstanding through scheduled maturity. As a result, JCG recognized a $9.9 million net loss on early extinguishment of debt in the first quarter 2011.

3.250% Convertible Senior Notes

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

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding April 15, 2014, only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; or (2) upon the occurrence of other specified events. On or after April 15, 2014, until maturity, holders may convert their notes regardless of the preceding circumstances. As of March 31, 2011, the conversion criteria of the convertible senior notes have not been satisfied.

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds were required to be bifurcated into debt and equity components. The $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate, which is consistent with the estimated market rate at the time of issuance for similar senior notes with no conversion option. The debt component will accrete up to the face value over the five-year expected term through interest expense. The unamortized discount at March 31, 2011, is $31.5 million and is being amortized over the remaining period of 3.3 years. The $44.3 million (or $27.9 million, net of deferred taxes) initial equity component was determined using the difference between the proceeds and the debt component. The fair value of the convertible notes in the above table is based on the outstanding principal balance while the carrying value represents the outstanding principal balance exclusive of the unamortized discounts. Interest expense related to the convertible senior notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $3.6 million for the three months ended March 31, 2011.

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investors Service Inc. (“Moody’s”) from Baa3 or by Standard & Poor’s (“S&P”) Rating Service from BBB-, up to a maximum increase of 200 basis points. If at any time after the interest has been adjusted upward either Moody’s or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 (or higher) by Moody’s and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. On February 23, 2009, S&P lowered JCG’s credit rating to BB+, which resulted in a 25 basis point increase in the interest rates payable on all of JCG’s senior notes, excluding the convertible senior notes. S&P subsequently increased JCG’s credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rate payable on all of JCG’s senior notes, excluding the convertible senior notes.

Credit Facility

At March 31, 2011, JCG had a $100 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, the financing leverage ratio cannot exceed 4.00 and the interest coverage ratio cannot exceed 3.50. In addition, long-term assets under management must exceed $100.0 billion. At March 31, 2011, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility.

Capital Lease Obligations

JCG’s capital lease obligations represent leased computer equipment. The carrying value of the obligations at March 31, 2011, totaled $1.6 million and is included in other accrued liabilities and other liabilities on the Consolidated Balance Sheets. The related lease terms extend through 2012.

Note 6 — Income Tax Contingencies

As of March 31, 2011, JCG had $14.4 million of accrued reserves for income tax contingencies, including interest. JCG anticipates that its income tax contingency reserves will decrease by approximately $6.8 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities on the Consolidated Balance Sheets.

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

Noncontrolling Interests That Are Not Subject to Put Rights

Noncontrolling interests that are not subject to put rights consist of undistributed earnings related to third-party investors in consolidated investment products and certain INTECH and Perkins ownership interests granted to employees. Undistributed earnings attributable to INTECH and Perkins ownership interests totaled $4.5 million at March 31, 2011. Certain of the INTECH and Perkins ownership interests granted to employees become subject to put rights upon vesting at which time such interests are reclassified to redeemable noncontrolling interests.

In June 2010, INTECH purchased ownership interests held by INTECH employees for $5.0 million. These ownership interests represent less than 1% of total INTECH ownership interests and were not subject to put rights.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests consist of INTECH and Perkins ownership interests that are currently puttable to JCG or will become puttable at certain future dates, and undistributed earnings of $1.9 million attributable to such interests as of March 31, 2011. Changes in fair value of redeemable noncontrolling interests are recognized as increases or decreases to redeemable noncontrolling interests with an offsetting charge to retained earnings.

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

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010

Net income attributable to controlling interest	$17.1	$18.9

Decrease in JCG retained earnings from acquisition of noncontrolling interest	—	(29.1)

Change from net income (controlling interest) and acquisitions of noncontrolling interest	$17.1	$(10.2)

Total INTECH ownership interests held by the two founders have an estimated value of approximately $16.5 million as of March 31, 2011. Ownership interests held by other INTECH employees subject to put rights have an estimated value of approximately $3.1 million as of March 31, 2011.

Perkins

JCG has the option to acquire the majority of the 22.2% noncontrolling interest of Perkins at fair value on the third, fifth, seventh or each subsequent anniversary of December 31, 2008 (“closing”), the date JCG acquired a majority ownership in Perkins. The noncontrolling owners of Perkins have the option to require JCG to purchase any or all of their remaining ownership interests on the fourth or sixth anniversary of closing at fair value. The total Perkins noncontrolling interest subject to put rights has an estimated value of approximately $76.2 million as of March 31, 2011, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to represent fair value.

Note 8 — Long-Term Incentive Compensation

JCG granted $59.8 million in long-term incentive awards during the first three months of 2011, which generally vest and will be recognized ratably over a four-year period. The 2011 awards consisted of $24.8 million of restricted stock (1.9 million shares at a weighted average price of $12.79 per share) and $35.0 million of mutual fund share awards.

During the three months ended March 31, 2011, JCG recognized $2.1 million of long-term incentive compensation expense related to mark-to-market adjustments of mutual fund share awards. The corresponding mark-to-market adjustments for the three months ended March 31, 2010, were not recognized until the fourth quarter 2010 in conjunction with a correction in accounting treatment.

Note 9 — Other Income, Net

The components of other income, net are as follows (in millions):

	Three months ended
	March 31,
	2011	2010
Dividend income	$0.3	$—
Interest income	0.2	0.1
Translation gains (losses), net	(0.6)	(0.1)
Other, net	—	0.2
Total	$(0.1)	$0.2

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

	Three months ended
	March 31,
	2011	2010

Net income attributable to JCG common shareholders:	$37.9	$31.3

Basic earnings per share attributable to JCG common shareholders:
Weighted average common shares outstanding	181.9	179.2

Basic earnings per share	$0.21	$0.17

Diluted earnings per share attributable to JCG common shareholders:
Weighted average common shares outstanding	181.9	179.2

Dilutive effect of stock options and unvested restricted stock using the treasury stock method	2.2	2.7
Weighted average diluted common shares outstanding	184.1	181.9

Diluted earnings per share	$0.21	$0.17

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation (in millions):

	Three months ended
	March 31,
	2011	2010
Stock options	11.1	12.9
Unvested restricted stock	—	0.6

All shares held in the JCG Employee Stock Ownership Plan are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the convertible senior notes because the effect would be anti-dilutive as the conversion criteria have not been satisfied.

Note 11 — Litigation and Other Regulatory Matters

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

Market Timing Litigation

Following the market timing investigations by the New York Attorney General and the SEC in 2003, JCG and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case No. MDL No. 1586, 04-MD-15863). Five amended complaints were originally filed in these coordinated proceedings, two of which still remain: (i) claims by a putative class of JCG shareholders asserting claims on behalf of the shareholders (First Derivative Traders, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, MDL 1586, formerly referred to as Wiggins, et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, Case No. 04-CV-00818); and (ii) derivative claims by investors in certain Janus funds ostensibly on behalf of such funds (Steinberg et al. v. Janus Capital Management, LLC et al., U.S. District Court, District of Maryland, Case No. 04-CV-00518).

In the First Derivative Traders matter, the U.S. District Court entered an order dismissing all claims. Plaintiffs, however, appealed that dismissal to the Fourth Circuit Court of Appeals for the Fourth Circuit. In May 2009, the Fourth Circuit reversed the order of dismissal and remanded the case back to the U.S. District Court for further proceedings. In June 2010, the U.S. Supreme Court agreed to review the Fourth Circuit’s decision and a hearing was held in December 2010. A decision is expected by mid-2011. In addition to the First Derivative Traders case, on January 20, 2010, the U.S. District Court entered orders dismissing the remaining claims asserted against JCG and its affiliates by fund investors in the Steinberg matter; however, plaintiffs appealed the decision in February 2010. JCG expects a decision from the Fourth Circuit Court of Appeals in the first half of 2012. As a result of these events, JCG and its affiliates are the remaining defendants, in some capacity, in the actions described in the preceding paragraph.

Other Regulatory Matters

As previously disclosed on JCG’s Form 8-K dated November 23, 2010, JCG received a governmental inquiry regarding an insider trading investigation. JCG is cooperating fully with that inquiry. JCG has not been accused of any wrongdoing and the government confirmed that JCG is not a target of its investigation into potential insider trading.

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

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors specified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and this Quarterly Report on Form 10-Q included under headings such as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other filings and furnishings made by the Company with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. Many of these factors are beyond the control of the Company and its management. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. Except for the Company’s ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law.

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

RESULTS OF OPERATIONS

Overview

JCG provides investment management, administration, distribution and related services to individual and institutional investors through mutual funds, other pooled investment vehicles, separate accounts and subadvised relationships (collectively referred to as “investment products”) in both domestic and international markets. Over the last several years, JCG has expanded its business to become a more diversified manager with increased product offerings and distribution capabilities. JCG offers three distinct types of investment advisory services, including fundamental equity (includes growth and core equity, global and international equity and value investment disciplines), fixed income and mathematical equity, through its primary subsidiaries, Janus Capital Management LLC (“Janus”), INTECH Investment Management LLC (“INTECH”) and Perkins Investment Management LLC (“Perkins”). Each of JCG’s three primary subsidiaries specializes in specific investment styles and disciplines. JCG’s investment products are distributed through three channels: retail intermediary, institutional and international. Each distribution channel focuses on specific investor groups and the unique requirements of each group.

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company’s investment products or clients. Certain investment products are also subject to performance fees which vary based on a product’s relative performance as compared to a benchmark index over a specified period of time and the level of assets subject to such fees. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG’s operating results.

First Quarter 2011 Summary

Average assets under management for the first quarter 2011 of $172.5 billion increased $5.2 billion, or 3.1%, over the fourth quarter 2010, as a result of favorable market conditions. First quarter 2011 revenues of $265.4 million decreased $10.3 million, or 3.7%, from the fourth quarter 2010 due to lower separate account performance fees, partially offset by increased management fees from higher average assets under management. The Company achieved an operating margin of 32.1% and net income of $0.21 per diluted share in the first quarter 2011.

Investment Performance

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

•                  16%, 44% and 79% of complex-wide mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of March 31, 2011.

•                  12%, 40% and 78% of fundamental equity mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of March 31, 2011.

•                  66%, 100% and 100% of fixed income mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of March 31, 2011.

•                  88%, 69% and 36% of mathematical equity strategies surpassed their respective benchmarks, net of fees, over the one-, three- and five-year periods, respectively, as of March 31, 2011.

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

Assets Under Management and Flows

Total Company assets under management of $173.5 billion at March 31, 2011, increased $8.0 billion, or 4.8%, from March 31, 2010. The increase was primarily driven by net market appreciation offset by total Company long-term net outflows.

Fundamental equity long-term net outflows were $0.5 billion in the first quarter 2011 compared with long-term net inflows of $1.3 billion in the first quarter 2010. The decline in net flows quarter-over-quarter was driven by underperformance in several of JCG’s largest fundamental equity funds which has led to an acceleration in net outflows.

Fixed income net flows were positive for the ninth consecutive quarter with positive long-term net inflows of $0.4 billion in the first quarter 2011 compared to $1.1 billion in the first quarter 2010.

Despite continued strength in mathematical equity strategies, mathematical equity long-term net outflows were $2.6 billion and $4.3 billion in the first quarter 2011 and 2010, respectively, reflecting limited search activity in U.S. large cap equities and investors favoring passive over active managers.

The following table presents the components of JCG’s assets under management (in billions):

	Three months ended March 31,
	2011	2010

Beginning of period assets	$169.5	$159.7
Long-term sales
Fundamental equity	7.5	7.0
Fixed income	1.9	2.0
Mathematical equity (1)	0.5	0.5
Long-term redemptions
Fundamental equity	(8.0)	(5.7)
Fixed income	(1.5)	(0.9)
Mathematical equity (1)	(3.1)	(4.8)
Long-term net flows (2)
Fundamental equity	(0.5)	1.3
Fixed income	0.4	1.1
Mathematical equity	(2.6)	(4.3)
Total long-term net flows	(2.7)	(1.9)
Net money market flows	—	(0.1)
Market/fund performance	6.7	7.8
End of period assets	$173.5	$165.5

(1)   First quarter 2011 gross sales and redemptions exclude the transfer of $1.1 billion between mathematical equity strategies.

(2)   Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

	Three months ended March 31,
	2011	2010
Average assets under management
Fundamental equity	$111.3	$101.0
Fixed income	15.6	10.9
Mathematical equity	44.1	46.4
Money market	1.5	1.7
Total	$172.5	$160.0

Assets and Flows by Investment Discipline

JCG, through its primary subsidiaries, offers investment products based on a diversified set of investment disciplines.  Janus offers growth and core equity, global and international equity as well as balanced, fixed income and retail money market investment products. INTECH offers mathematical-based investment products and Perkins offers value-disciplined investments. Assets and flows by investment discipline are as follows (in billions):

	Three Months Ended March 31,
	2011	2010
Growth/Core (1)
Beginning of period assets	$60.9	$60.9
Sales	3.8	3.2
Redemptions	4.7	3.2
Net redemptions	(0.9)	—
Market/fund performance	1.8	2.8
End of period assets	$61.8	$63.7

Global/International
Beginning of period assets	$27.9	$23.8
Sales	1.9	1.5
Redemptions	1.7	1.2
Net sales	0.2	0.3
Market/fund performance	0.5	1.7
End of period assets	$28.6	$25.8

Mathematical Equity (2)
Beginning of period assets	$44.1	$48.0
Sales	0.5	0.5
Redemptions	3.1	4.8
Net redemptions	(2.6)	(4.3)
Market/fund performance	2.7	2.2
End of period assets	$44.2	$45.9

Fixed Income (1)
Beginning of period assets	$15.3	$10.3
Sales	1.9	2.0
Redemptions	1.5	0.9
Net sales	0.4	1.1
Market/fund performance	0.4	0.2
End of period assets	$16.1	$11.6

Value
Beginning of period assets	$19.8	$15.0
Sales	1.8	2.3
Redemptions	1.6	1.3
Net sales	0.2	1.0
Market/fund performance	1.3	0.9
End of period assets	$21.3	$16.9

Money Market
Beginning of period assets	$1.5	$1.7
Sales	0.3	0.1
Redemptions	0.3	0.2
Net redemptions	—	(0.1)
Market/fund performance	—	—
End of period assets	$1.5	$1.6

(1)   Growth/core and fixed income assets reflect reflect a 50%/50% split of the Janus Balanced Fund between the two categories.

(2)   First quarter 2011 gross sales and redemptions exclude the transfer of $1.1 billion between mathematical equity strategies.

Results of Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Revenues

Investment management fees increased $19.4 million, or 9.4%, primarily as a result of the 7.8% increase in average assets under management driven by favorable market conditions. Revenue increased at a higher rate than average assets due to a product mix shift towards higher yielding products.

Performance fee revenue is derived from certain mutual funds and separate accounts and is based on each product’s investment performance as compared to an established benchmark index over a specified period of time. Mutual fund performance fees are calculated as an adjustment of up to plus or minus 15 basis points to the base management fee. The decline of $3.9 million, or 83.0%, in performance fee revenue was primarily due to lower mutual fund performance fees in the first quarter 2011.

At March 31, 2011, $30.6 billion and $7.5 billion mutual fund and private account assets, respectively, were subject to performance fees. As approved by mutual fund shareholders, additional mutual funds representing $43.3 billion, or approximately 25% of assets under management at March 31, 2011, will become subject to performance fees over the next nine months, with the first fee adjustment for the impacted funds calculated in the second quarter 2011. Certain mutual funds are currently underperforming their respective benchmark index. If performance does not significantly improve, revenue will be adversely impacted in the near term.

Shareowner servicing fees and other increased $3.0 million, or 8.2%, over the prior year primarily from higher transfer agent fees. Transfer agent fees are based on average assets under management distributed directly to investors by Janus, excluding money market assets, which increased 5.9% over the prior year.

Expenses

Employee compensation and benefits increased $2.1 million, or 2.6%, principally due to higher revenue-based compensation.

Marketing and advertising declined $0.7 million, or 10.3%, primarily due to $1.0 million of fund proxy costs included in the prior year period for the election of the mutual fund trustees in JCG’s domestic mutual funds.

Distribution expense increased $1.0 million, or 2.8%, as a result of a similar increase in assets under management subject to third-party concessions. Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

Interest expense declined $2.4 million, or 15.4%, primarily as a result of the retirement of $120.9 million principal amount of outstanding debt in the first quarter 2011 and from a 25 basis point decrease in the interest rates payable on all of JCG’s senior notes, excluding the convertible senior notes, as a result of Standard & Poor’s increasing JCG’s credit rating to BBB- on January 10, 2011.

JCG recognized a $9.9 million net loss on early extinguishment of debt in the first quarter 2011. Under the terms of the call, JCG was required to pay the present value of interest that would have been paid if the debt had remained outstanding through scheduled maturity.

Noncontrolling interests increased $0.9 million, or 42.9%, primarily due to higher Perkins earnings and assets under management, offset by a decline in the noncontrolling ownership interests in INTECH as a result of JCG’s 2010 acquisition of an additional 3% interest in INTECH combined with lower INTECH earnings and assets under management.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data for the three months ended March 31, 2011 and 2010 is as follows (in millions):

	2011	2010
Cash flows provided by (used for):
Operating activities	$9.2	$(4.8)
Investing activities	25.6	(19.3)
Financing activities	(129.4)	(31.6)
Net change in cash and cash equivalents	(94.6)	(55.7)
Balance beginning of period	373.2	324.7
Balance end of period	$278.6	$269.0

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

Cash used for investing activities for the three months ended March 31, 2011, primarily represents $26.4 million for the net sale of investments. Other purchases and sales of investments are related to seed capital and the receipt of proceeds from the disposal of structured investment vehicle securities, as well as economic hedging and vesting of mutual fund share awards. Cash used for investing activities for the comparable prior year period primarily represents $16.9 million for the net purchase of investments.

Cash used for financing activities for the three months ended March 31, 2011, primarily represents the repayment of $120.9 million principal amount of long-term debt for $130.8 million and $3.0 million of distributions to noncontrolling interests. Cash used for financing activities for the comparable prior year period primarily represents $31.4 million for the purchase of an additional 3% interest in INTECH and $3.5 million of distributions to noncontrolling interests.

Dividend

On April 20, 2011, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share. This quarterly rate represents an annualized dividend payout of $0.20 per share of common stock. The initial quarterly dividend will be paid on May 13, 2011 to shareholders of record at the close of business on May 2, 2011. Subject to the declaration of each quarterly cash dividend by the Board of Directors, the following cash dividend schedule will be in place:

Record Date	Payment Date

May 2, 2011	May 13, 2011
July 29, 2011	August 12, 2011
October 31, 2011	November 14, 2011
February 3, 2012	February 14, 2012

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investors Service, Inc. (“Moody’s”) from Baa3 or by Standard & Poor’s (“S&P”) Rating Service from BBB-, up to a maximum increase of 200 basis points. If at any time after the interest has been adjusted upward either Moody’s or S&P increases its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of their issuance. For each 25 basis point increase or decrease, JCG’s interest expense will increase or decrease by approximately $1.3 million on an annualized basis. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 (or higher) by Moody’s and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. On February 23, 2009, S&P lowered JCG’s credit rating to BB+, which resulted in a 25 basis point increase in the interest rates payable on all of JCG’s senior notes, excluding the convertible senior notes. S&P subsequently increased JCG’s credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rate payable on all of JCG’s senior notes, excluding the convertible senior notes.

Other Sources of Liquidity

Shelf Registration

The Company has effective a Shelf Registration Statement with the SEC that allows it to register the sale of an indeterminate amount of preferred stock and additional common stock and debt securities.

Credit Facility

At March 31, 2011, JCG had a $100 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, the financing leverage ratio cannot exceed 4.00 and the interest coverage ratio cannot exceed 3.50. In addition, long-term assets under management must exceed $100.0 billion. At March 31, 2011, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility.

The covenants and the calculation of the ratios, as defined in the Credit Facility, were as follows (in millions):

Last Four
Quarters Ended
March 31, 2011

Net income attributable to JCG	$166.5
Add back:
Interest expense	60.8
Income tax provision	80.0
Depreciation and amortization	38.2
Noncash amortization of long-term incentive compensation	82.7
Unrealized gains or losses on investments	(4.8)
Other nonrecurring cash charges	12.0
Noncash gain on sale of SIV securities	(5.8)
Cash paid for deferred commissions and mutual fund share awards	(43.3)
Adjusted net income	$386.3

Debt (including capital leases and letters of credit)	$682.6

Leverage Ratio (debt divided by adjusted net income)	1.77
Cannot exceed 4.00

Interest Coverage Ratio (adjusted net income divided by last four quarters interest expense)	6.4
Must equal or exceed 3.50

Minimum assets under management
Ending long-term assets under management (in billions)	$172.0
Must exceed $100.0 billion

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.     Controls and Procedures

As of March 31, 2011, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Gregory A. Frost, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Messrs. Weil and Frost concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2011 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I, Item 1. Financial Statements, Note 11 — Litigation and Other Regulatory Matters.

Item 1A.     Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2008, JCG’s Board of Directors authorized a $500 million stock repurchase program with no expiration date to take effect when the current authorization is utilized. The amount that may yet be repurchased under current unexpired authorizations as of March 31, 2011, is $521.2 million. There were no share repurchases for the three months ended March 31, 2011, under the current authorization or from employees as part of a share withholding program (established under Rule 10b5-1 of the Securities Exchange Act of 1934). JCG does not repurchase shares from employees under a share withholding program. Tax withholdings on vesting employee stock-based compensation are satisfied by selling shares in the open market.

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

Date: April 27, 2011

Janus Capital Group Inc.

/s/ Richard M. Weil
Richard M. Weil,
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory A. Frost
Gregory A. Frost,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan A. Hughes
Brennan A. Hughes,
Vice President and
Controller
(Principal Accounting Officer)

JANUS CAPITAL GROUP INC.
INDEX TO EXHIBITS

Exhibit		Regulation S-K Item 601(b)
No.	Document	Exhibit No.
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31

31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101.INS	XBRL Insurance Document	101

101.SCH	XBRL Taxonomy Extension Schema Document	101

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101