Form 10-Q
period 2011-06-30
JANUS CAPITAL GROUP INC
filed 2011-07-28
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 21, 2011, there were 186,541,886 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$269.5	$373.2
Investment securities	404.0	296.1
Accounts receivable	115.7	167.0
Income taxes receivable	16.1	10.9
Other current assets	42.1	46.1
Total current assets	847.4	893.3

Other assets:
Property and equipment, net	39.2	44.1
Intangible assets, net	1,267.7	1,273.6
Goodwill	488.2	488.2
Other assets	26.9	27.6

Total assets	$2,669.4	$2,726.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7.8	$5.8
Accrued compensation and benefits	74.4	116.0
Current portion of long-term debt	92.2	213.1
Other accrued liabilities	71.4	85.9
Total current liabilities	245.8	420.8

Other liabilities:
Long-term debt	590.8	586.7
Deferred income taxes	416.3	410.3
Other liabilities	45.8	43.0
Total liabilities	1,298.7	1,460.8

Commitments and contingencies

Redeemable noncontrolling interests	97.5	82.8

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.9	1.8
Retained earnings	1,239.5	1,168.1
Accumulated other comprehensive income	2.6	1.6
Total JCG stockholders’ equity	1,244.0	1,171.5
Noncontrolling interests	29.2	11.7
Total stockholders’ equity	1,273.2	1,183.2

Total liabilities and stockholders’ equity	$2,669.4	$2,726.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Investment management fees	$226.0	$207.8	$451.2	$413.6
Performance fees	(0.2)	4.3	0.6	9.0
Shareowner servicing fees and other	38.2	37.2	77.6	73.6
Total	264.0	249.3	529.4	496.2

Operating Expenses:
Employee compensation and benefits	79.9	79.4	161.6	159.0
Long-term incentive compensation	17.7	20.5	35.9	39.1
Marketing and advertising	8.2	15.2	14.3	22.0
Distribution	39.6	35.6	75.7	70.7
Depreciation and amortization	8.4	9.9	17.4	19.8
General, administrative and occupancy	28.4	27.3	57.5	56.9
Total	182.2	187.9	362.4	367.5

Operating income	81.8	61.4	167.0	128.7

Interest expense	(13.1)	(15.8)	(26.3)	(31.4)
Investment (losses) gains, net	(1.4)	3.2	0.3	3.9
Other income, net	0.5	0.7	0.4	0.9
Loss on early extinguishment of debt	—	—	(9.9)	—
Income before taxes	67.8	49.5	131.5	102.1

Income tax provision	(22.3)	(18.1)	(45.1)	(37.3)

Net income	45.5	31.4	86.4	64.8
Noncontrolling interests	(3.6)	(1.2)	(6.6)	(3.3)

Net income attributable to JCG	$41.9	$30.2	$79.8	$61.5

Earnings per share attributable to JCG common shareholders:
Basic	$0.23	$0.17	$0.44	$0.34
Diluted	$0.23	$0.17	$0.43	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended
	June 30,
	2011	2010
CASH FLOWS PROVIDED BY (USED FOR):

Operating Activities:
Net income	$86.4	$64.8
Adjustments to net income:
Depreciation and amortization	17.4	19.8
Deferred income taxes	8.1	10.6
Amortization of stock-based compensation	20.6	27.4
Investment gains, net	(0.3)	(3.9)
Amortization of debt discount and deferred issuance costs	5.7	6.0
Loss on early extinguishment of debt	9.9	—
Payment of deferred commissions, net	(2.9)	(5.1)
Other, net	(0.1)	(0.4)
Changes in working capital items:
Accounts receivable	20.0	14.6
Other current assets	(5.3)	(24.9)
Accounts payable and accrued compensation payable	(37.7)	(31.2)
Other liabilities	(19.3)	5.7
Net operating	102.5	83.4

Investing Activities:
Purchase of property and equipment	(2.5)	(5.8)
Purchase of investment securities	(147.4)	(142.8)
Proceeds from sales and maturities of investment securities	88.7	49.7
Net investing	(61.2)	(98.9)

Financing Activities:
Repayment of long-term debt	(130.8)	—
Purchase of noncontrolling interests	(0.8)	(36.4)
Proceeds from stock plans	2.8	1.6
Excess tax benefit from equity-based compensation	3.2	2.6
Distributions to noncontrolling interests	(9.6)	(9.6)
Principal payments under capital lease obligations	(0.5)	(0.5)
Dividends paid to shareholders	(9.3)	(7.4)
Net financing	(145.0)	(49.7)

Cash and Cash Equivalents:
Net decrease	(103.7)	(65.2)
At beginning of period	373.2	324.7
At end of period	$269.5	$259.5

Supplemental Cash Flow Information:
Cash paid for interest	$20.9	$24.9
Cash paid for income taxes	$41.6	$51.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share Data)

				Accumulated	Nonredeemable
				Other	Noncontrolling	Total
		Common	Retained	Comprehensive	Interests in	Stockholders’
	Shares	Stock	Earnings	Income (Loss)	Subsidiaries	Equity

Balance at December 31, 2009	182.0	$1.8	$998.3	$1.0	$10.5	$1,011.6

Net income attributable to JCG			159.9		2.5	162.4
Net unrealized gain on available-for-sale securities				0.7		0.7
Amortization of net loss on cash flow hedge				0.2		0.2
Reclassification for net gains included in net income				(1.4)		(1.4)
Foreign currency translation adjustment				1.1		1.1
Comprehensive income						163.0

Amortization of stock-based compensation			33.4		4.8	38.2
Issuance and forfeitures of restricted stock awards, net	1.4					—
Tax impact of stock-based compensation			(5.1)			(5.1)
Stock option exercises and employee stock purchases	0.7		4.4			4.4
Noncontrolling interests in consolidated investment products					3.3	3.3
Purchase of noncontrolling interests					(5.0)	(5.0)
Distributions to noncontrolling interests					(3.2)	(3.2)
Change in value of redeemable noncontrolling interests			(16.6)			(16.6)
Vesting of Perkins LLC interests			1.2		(1.2)	—
Common stock dividends ($0.04 per share)			(7.4)			(7.4)
Balance at December 31, 2010	184.1	1.8	1,168.1	1.6	11.7	1,183.2

Net income attributable to JCG			79.8		1.2	81.0

Net unrealized gain on available-for-sale securities				0.1		0.1
Amortization of net loss on cash flow hedge				0.1		0.1
Reclassification for net gains included in net income				(0.5)		(0.5)
Foreign currency translation adjustment				1.3		1.3
Comprehensive income						82.0

Amortization of stock-based compensation			12.4		2.2	14.6
Issuance and forfeitures of restricted stock awards, net	2.0	0.1				0.1
Tax impact of stock-based compensation			1.1			1.1
Stock option exercises and employee stock purchases	0.4		2.8			2.8
Noncontrolling interests in consolidated investment products					18.9	18.9
Purchase of noncontrolling interests					(0.8)	(0.8)
Distributions to noncontrolling interests					(2.3)	(2.3)
Change in fair value of redeemable noncontrolling interests			(15.4)			(15.4)
Vesting of Perkins LLC interests					(1.2)	(1.2)
Vesting of INTECH LLC interests					(0.5)	(0.5)
Common stock dividends ($0.05 per share)			(9.3)			(9.3)
Balance at June 30, 2011	186.5	$1.9	$1,239.5	$2.6	$29.2	$1,273.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “JCG” or the “Company”) management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All such adjustments are of a normal recurring nature. Such unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the issuance date. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 — Recent Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the consolidation of variable interest entities which amends guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary and eliminates the scope exception for qualifying special-purpose entities. In January 2010, the FASB deferred the provisions of this guidance primarily for entities with attributes of an investment company until the FASB and the International Accounting Standards Board develop converged guidance on consolidation. This accounting guidance may otherwise have resulted in the consolidation of certain mutual funds, other pooled investment vehicles, separate accounts and subadvised relationships (collectively referred to as “investment products”). An Exposure Draft is expected to be published during the second half of 2011.

In May 2011, the FASB issued an update regarding fair value measurements and disclosures. The amendments in the update result in a common fair value measurement and required disclosure requirements in GAAP and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company is currently evaluating the potential impact of this updated guidance on its consolidated financial statements.

In June 2011, the FASB issued an update regarding the presentation of comprehensive income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under the updated guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts (net income and other comprehensive income) would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. The amendment is effective for the Company’s fiscal year beginning January 1, 2012. The Company is currently assessing the impact of this updated guidance on its consolidated financial statements.

Note 3 — Investment Securities

JCG’s investment securities at June 30, 2011, and December 31, 2010, are summarized as follows (in millions):

	June 30, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Short-term investments:
Trading securities (carried at fair value)
Seeded investment products	$196.6	$9.6	$(1.0)	$205.2	$93.1	$9.6	$(0.6)	$102.1
Mutual fund share awards	76.3	11.7	(0.6)	87.4	69.1	19.0	(0.1)	88.0
Available-for-sale securities (carried at fair value)
Investments in advised funds	15.9	3.1	—	19.0	10.2	2.7	—	12.9
Held-to-maturity securities (carried at amortized cost)	92.4	—	—	92.4	93.1	—	—	93.1
	$381.2	$24.4	$(1.6)	$404.0	$265.5	$31.3	$(0.7)	$296.1

Proceeds and net gains from the redemption of investment securities are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Proceeds from redemptions:
Trading securities	$13.4	$4.2	$47.6	$29.3
Available-for-sale securities	2.1	5.6	2.1	5.6
Net gains from redemption of investment securities	3.9	2.3	12.4	1.0

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

At June 30, 2011, investments classified as trading securities totaled $292.6 million, representing $205.2 million of seeded investment products and $87.4 million of investments related to economic hedging of mutual fund share awards. Seeded investment products represent $54.6 million of securities held in separately managed accounts and $150.6 million of securities held in the portfolios of funds advised by the Company. Trading securities are carried on JCG’s Consolidated Balance Sheets at fair value, with changes in value recognized in investment (losses) gains, net on the Consolidated Statements of Income.

JCG implemented an economic hedge strategy in December 2008 covering the majority of trading securities related to initial cash investments in seeded products. The hedge strategy is designed to mitigate a portion of the net income volatility created by the mark-to-market accounting of these investment securities. The strategy primarily utilizes futures contracts on various market indices to minimize volatility in earnings. These instruments are settled daily, with settlement amounts recognized in investment (losses) gains, net on the Consolidated Statements of Income.

JCG recognized the following net (losses) gains on the above noted hedged trading securities and associated derivative instruments (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net gains (losses) in earnings:
Trading securities	$0.5	$(4.8)	$3.3	$(2.7)
Futures contracts	(1.0)	5.7	(4.7)	4.2
Total	$(0.5)	$0.9	$(1.4)	$1.5

Additionally, during the three and six months ended June 30, 2011, JCG recognized $(0.9) million and $1.5 million, respectively, of investment (losses) gains related to the mark-to-market adjustments for the economic hedge of the mutual fund share awards. The corresponding mark-to-market adjustments for the three and six months ended June 30, 2010, were not recognized until the fourth quarter 2010 in conjunction with a correction in accounting treatment.

Available-for-Sale Securities

Investments in Advised Funds

At June 30, 2011, investments in advised funds totaled $19.0 million. Investments in advised funds are carried on JCG’s Consolidated Balance Sheets at fair value, with changes in value recognized as gains and losses in other comprehensive income (loss). Accumulated gains and losses are reclassified to earnings when the securities are sold on a specific identification basis. JCG periodically reviews the carrying value of investments in advised funds for impairment by evaluating the nature, duration and extent of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings. No impairment charges were recognized during the three and six months ended June 30, 2011 and 2010.

Held-to-Maturity Securities

At June 30, 2011, held-to-maturity investments totaled $92.4 million, primarily representing U.S. Treasury notes purchased in the second quarter 2010, which mature in August 2011. Held-to-maturity investments are carried on JCG’s Consolidated Balance Sheets at amortized cost, with corresponding interest income reflected as other income, net on JCG’s Consolidated Statements of Income.

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

The following table presents assets and liabilities carried at fair value on a recurring basis as of June 30, 2011 (in millions):

					Investment Securities
					Not Held at
	Level 1	Level 2	Level 3	Total	Fair Value
Trading securities
Seeded investment products	$174.3	$30.8	$0.1	$205.2	$—
Mutual fund share awards	87.4	—	—	87.4	—

Available-for-sale securities
Investments in advised funds	8.9	10.1	—	19.0	—

Held-to-maturity securities	—	—	—	—	92.4
Total investment securities	270.6	40.9	0.1	311.6	92.4

Other assets
Deferred compensation hedge asset	24.1	—	—	24.1	—
Other long-term investments	—	—	5.4	5.4	—

Total assets	$294.7	$40.9	$5.5	$341.1	$92.4

Redeemable noncontrolling interests	$—	$—	$97.5	$97.5	$—

Total liabilities	$—	$—	$97.5	$97.5	$—

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

JCG’s Level 1 and Level 2 fair value measurements consist of exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds and shares of unconsolidated mutual funds. The underlying securities of mutual funds and separate accounts can be denominated in a foreign currency. The closing price of such securities may be adjusted to capture the effects of any post-closing activity impacting the markets in which they trade. These adjustments result in the securities being classified as Level 2 and can also result in significant movements of securities between being classified as Level 1 and as Level 2. There were no transfers between levels for the three or six months ended June 30, 2011 and 2010.

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

The changes in carrying value of JCG’s recurring Level 3 fair value measurements are as follows (in millions):

	Other	Redeemable
	Investment	Noncontrolling
	Securities	Interests
Fair value at January 1, 2010	$43.2	$101.1
Distributions	(10.6)	(9.3)
Current earnings	—	5.8
Purchase of noncontrolling interest	—	(31.4)
Purchase of investments	0.4	—
Sales of investments	(26.9)	—
Impairment of investments	(0.6)	—
Change in fair value	—	16.6

Fair value at December 31, 2010	5.5	82.8
Distributions	—	(7.4)
Vesting	—	1.8
Current earnings	—	4.9
Change in fair value	(0.1)	15.4

Fair value at June 30, 2011	$5.4	$97.5

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

JCG’s held-to-maturity investment securities not held at fair value primarily represent U.S. Treasury notes which are carried at amortized cost.

Note 5 — Debt

Debt consisted of the following (in millions):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.875% Senior Notes due 2011	$92.2	$92.9	$92.2	$94.7
6.250% Senior Notes due 2012	—	—	120.9	126.7
6.119% Senior Notes due 2014	82.3	88.9	82.3	86.5
3.250% Convertible Senior Notes due 2014	140.5	152.1	136.5	202.3
6.700% Senior Notes due 2017	368.0	396.5	367.9	386.3
Total	683.0	730.4	799.8	896.5
Less: current maturities	(92.2)	(92.9)	(213.1)	(221.4)
Total long-term debt	$590.8	$637.5	$586.7	$675.1

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

3.250% Convertible Senior Notes

In July 2009, JCG issued $170.0 million of 3.250% convertible senior notes (“convertible senior notes”), which pay interest semiannually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted. The convertible senior notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG’s election. The original conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of convertible senior notes was adjusted during the second quarter 2011 as a result of the quarterly cash dividend paid on May 13, 2011, and will continue to be adjusted with future dividend payments above $0.04 per share on an annual basis. The adjusted conversion rate is 71.4 shares of JCG common stock per $1,000 principal amount of convertible senior notes, which is equivalent to a conversion price of approximately $14.01 per share of common stock, subject to adjustment in certain circumstances. The convertible senior notes are not callable by JCG.

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding April 15, 2014, only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; or (2) upon the occurrence of other specified events. On or after April 15, 2014, until maturity, holders may convert their notes regardless of the preceding circumstances. As of June 30, 2011, the conversion criteria of the convertible senior notes have not been satisfied.

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds were required to be bifurcated into debt and equity components. The $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate, which is consistent with the estimated market rate at the time of issuance for similar senior notes with no conversion option. The debt component will accrete up to the face value over the five-year expected term through interest expense. The unamortized discount at June 30, 2011, is $29.5 million and is being amortized over the remaining period of 36 months. The $44.3 million (or $27.9 million, net of deferred taxes) initial equity component was determined using the difference between the proceeds and the debt component. The fair value of the convertible notes in the above table is based on the outstanding principal balance while the carrying value represents the outstanding principal balance exclusive of the unamortized discounts. Interest expense related to the convertible senior notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $7.2 million for the six months ended June 30, 2011.

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investors Service Inc. (“Moody’s”) from Baa3 or by Standard & Poor’s (“S&P”) Rating Service from BBB-, up to a maximum increase of 200 basis points. If at any time after the interest rate has been adjusted upward as a result of either Moody’s or S&P increasing its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 (or higher) by Moody’s and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. S&P increased JCG’s credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rate payable on all of JCG’s senior notes, excluding the convertible senior notes.

Credit Facility

At June 30, 2011, JCG had a $100 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, the financing leverage ratio cannot exceed 4.00 and the interest coverage ratio must equal or exceed 3.50. In addition, long-term assets under management must exceed $100.0 billion. At June 30, 2011, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility.

Capital Lease Obligations

JCG’s capital lease obligations represent leased computer equipment. The carrying value of the obligations at June 30, 2011, totaled $1.4 million and is included in other accrued liabilities and other liabilities on the Consolidated Balance Sheets. The related lease terms extend through 2016.

Note 6 — Income Tax Contingencies

As of June 30, 2011, JCG had $13.6 million of accrued reserves for income tax contingencies, including interest. JCG anticipates that its income tax contingency reserves will decrease by approximately $8.3 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities on the Consolidated Balance Sheets.

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

Noncontrolling Interests That Are Not Subject to Put Rights

Noncontrolling interests that are not subject to put rights consist of undistributed earnings related to third-party investors in consolidated investment products and certain INTECH and Perkins ownership interests granted to employees. Undistributed earnings attributable to such INTECH and Perkins ownership interests totaled $3.3 million at June 30, 2011. Certain of the INTECH and Perkins ownership interests granted to employees become subject to put rights upon vesting at which time such interests are reclassified to redeemable noncontrolling interests.

In May 2011 and June 2010, INTECH purchased ownership interests held by INTECH employees for $0.6 million and $5.0 million, respectively. These ownership interests represent less than 1% of total INTECH ownership interests and were not subject to put rights.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests consist of INTECH and Perkins ownership interests that are currently puttable to JCG or will become puttable at certain future dates, and undistributed earnings of $(1.6) million attributable to such interests as of June 30, 2011. Distributions are based on taxable income, which currently exceeds book income, causing undistributed earnings at June 30, 2011, to be negative. Changes in fair value of redeemable noncontrolling interests are recognized as increases or decreases to redeemable noncontrolling interests with an offsetting charge to retained earnings.

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

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010

Net income attributable to controlling interest	$34.3	$36.1

Decrease in JCG retained earnings from acquisition of noncontrolling interest	—	(29.1)

Change from net income (controlling interest) and acquisitions of noncontrolling interest	$34.3	$7.0

Total INTECH ownership interests held by the two founders have an estimated value of approximately $16.5 million as of June 30, 2011. Ownership interests held by other INTECH employees subject to put rights have an estimated value of approximately $3.2 million as of June 30, 2011.

Perkins

JCG has the option to acquire the majority of the 22.2% noncontrolling interest of Perkins at fair value on the third, fifth, seventh or each subsequent anniversary of December 31, 2008 (“closing”), the date JCG acquired a majority ownership in Perkins. The noncontrolling owners of Perkins have the option to require JCG to purchase any or all of their remaining ownership interests on the fourth or sixth anniversary of closing at fair value. The total Perkins noncontrolling interest subject to put rights has an estimated value of approximately $79.5 million as of June 30, 2011, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to represent fair value.

Note 8 — Long-Term Incentive Compensation

JCG granted $61.9 million in long-term incentive awards during the first six months of 2011, which generally vest and will be recognized ratably over a four-year period. The 2011 awards consisted of $26.3 million of restricted stock (2.1 million shares at a weighted average price of $12.70 per share) and $35.6 million of mutual fund share awards.

During the three and six months ended June 30, 2011, respectively, JCG recognized $0.6 million and $2.7 million of long-term incentive compensation expense related to mark-to-market adjustments of mutual fund share awards. The corresponding mark-to-market adjustments for the three and six months ended June 30, 2010, were not recognized until the fourth quarter 2010 in conjunction with a correction in accounting treatment.

Note 9 — Other Income, Net

The components of other income, net are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Dividend income	$0.3	$—	$0.6	$—
Interest income	0.2	0.2	0.4	0.2
Translation losses, net	(0.2)	—	(0.7)	—
Other, net	0.2	0.5	0.1	0.7
Total	$0.5	$0.7	$0.4	$0.9

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

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income attributable to JCG common shareholders:	$41.9	$30.2	$79.8	$61.5

Basic earnings per share attributable to JCG common shareholders:
Weighted average common shares outstanding	182.5	179.8	182.2	179.5
Basic earnings per share	$0.23	$0.17	$0.44	$0.34

Diluted earnings per share attributable to JCG common shareholders:
Weighted average common shares outstanding	182.5	179.8	182.2	179.5
Dilutive effect of stock options and unvested restricted stock using the treasury stock method	2.0	2.7	2.0	2.7
Weighted average diluted common shares outstanding	184.5	182.5	184.2	182.2
Diluted earnings per share	$0.23	$0.17	$0.43	$0.34

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options	10.9	11.7	10.9	11.7
Unvested restricted stock	2.0	0.6	1.9	0.6

All shares held in the JCG Employee Stock Ownership Plan are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the convertible senior notes because the effect would be anti-dilutive as the conversion criteria have not been satisfied.

Note 11 — Litigation and Other Regulatory Matters

JCG is periodically involved in various legal proceedings and other regulatory matters. Although there can be no assurances based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions described below and other matters that are pending or threatened will not have a material adverse effect on JCG’s consolidated financial condition. JCG has established a litigation accrual, which decreased from $2.0 million at March 31, 2011, to $1.5 million at June 30, 2011, for all pending litigation matters.

Market Timing Litigation

Following the market timing investigations by the New York Attorney General and the SEC in 2003, JCG and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case No. MDL No. 1586, 04-MD-15863). Five amended complaints were originally filed in these coordinated proceedings and only one complaint remains: derivative claims by investors in certain Janus funds ostensibly on behalf of such funds (Steinberg et al. v. Janus Capital Management LLC et al., U.S. District Court, District of Maryland, Case No. 04-CV-00518). On January 20, 2010, the U.S. District Court entered orders dismissing the remaining claims asserted against JCG and its affiliates by fund investors in the Steinberg matter; however, plaintiffs appealed the decision in February 2010. JCG expects a decision from the Fourth Circuit Court of Appeals in the first half of 2012. As a result of these events, JCG and its affiliates are the remaining defendants, in some capacity, in the action described above.

After a trial court dismissal and subsequent appeal, the previously reported litigation matter of First Derivative Traders et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, MDL 1586, a putative class of shareholders of Janus Capital Group Inc. (“JCGI”) asserting claims against JCGI and Janus Capital Management LLC (“Janus”), was dismissed in JCGI’s and Janus’ favor by the U.S. Supreme Court in June 2011.

Other Regulatory Matters

As previously disclosed on JCG’s Form 8-K dated November 23, 2010, JCG received a governmental inquiry regarding an insider trading investigation. JCG is cooperating fully with that inquiry. JCG has not been accused of any wrongdoing, and the government confirmed that JCG is not a target of its investigation into potential insider trading.

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

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors specified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and this Quarterly Report on Form 10-Q included under headings such as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other filings and furnishings made by the Company with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. Many of these factors are beyond the control of the Company and its management. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. Except for the Company’s ongoing obligations to disclose material information under applicable securities law and stock exchange rules, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements with the Company’s investment products or clients. Certain investment products are also subject to performance fees, which vary based on a product’s relative performance as compared to a benchmark index over a specified period of time and the level of assets subject to such fees. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG’s operating results.

Second Quarter 2011 Summary

Average assets under management for the second quarter 2011 of $171.6 billion decreased slightly from the first quarter 2011, primarily as a result of long-term net outflows. Second quarter 2011 revenues of $264.0 million decreased slightly from the first quarter 2011 and included $1.8 million of negative performance fees incurred on certain mutual funds during the second quarter 2011. The Company achieved an operating margin of 31.0% and net income of $0.23 per diluted share in the second quarter 2011.

Investment Performance

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

•                  16%, 62% and 80% of complex-wide mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of June 30, 2011.

•                  8%, 58% and 79% of the Company’s fundamental equity mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of June 30, 2011.

•                  100% of the Company’s fixed income mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis as of June 30, 2011.

•                  94%, 69% and 55% of the Company’s mathematical equity strategies surpassed their respective benchmarks, net of fees, over the one-, three- and five-year periods, respectively, as of June 30, 2011.

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

Assets Under Management and Flows

Total Company assets under management of $169.8 billion at June 30, 2011, increased $22.6 billion, or 15.4%, from June 30, 2010. The increase was primarily driven by net market appreciation of $36.1 billion, offset by total Company long-term net outflows of $13.5 billion.

Fundamental equity long-term net outflows were $4.6 billion in the second quarter 2011 compared with $1.1 billion in the second quarter 2010. The decline in net flows quarter-over-quarter was primarily driven by an acceleration in net outflows and lower sales in several of JCG’s largest fundamental equity funds, which are experiencing underperformance.

JCG continues to make progress toward building out its fixed income franchise, with positive long-term net inflows of $1.0 billion in the second quarter 2011 compared to $1.3 billion in the second quarter 2010.

Mathematical equity strategies continue to deliver strong investment results, which has led to a decline in redemptions and a $1.3 billion mandate from a non-U.S. client in the second quarter 2011. Mathematical equity long-term net inflows were $0.5 billion in the second quarter 2011 compared with long-term net outflows of $1.5 billion in the second quarter 2010.

The following table presents the components of JCG’s assets under management (in billions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Beginning of period assets	$173.5	$165.5	$169.5	$159.7
Long-term sales
Fundamental equity	5.0	7.4	12.5	14.4
Fixed income	2.1	2.4	4.0	4.4
Mathematical equity (1)	2.3	2.0	2.8	2.5
Long-term redemptions
Fundamental equity	(9.6)	(8.5)	(17.6)	(14.2)
Fixed income	(1.1)	(1.1)	(2.6)	(2.0)
Mathematical equity (1)	(1.8)	(3.5)	(4.9)	(8.3)
Long-term net flows (2)
Fundamental equity	(4.6)	(1.1)	(5.1)	0.2
Fixed income	1.0	1.3	1.4	2.4
Mathematical equity	0.5	(1.5)	(2.1)	(5.8)
Total long-term net flows	(3.1)	(1.3)	(5.8)	(3.2)
Net money market flows	—	—	—	(0.1)
Market/fund performance	(0.6)	(17.0)	6.1	(9.2)
End of period assets	$169.8	$147.2	$169.8	$147.2

(1)     Year-to-date 2011 gross sales and redemptions exclude the transfer of $1.1 billion between mathematical equity strategies in the first quarter 2011.

(2)     Excludes money market flows. Sales and redemptions of money market funds are  presented net on a separate line due to the short-term nature of the investments.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Average assets under management
Fundamental equity	$108.9	$102.2	$110.1	$101.6
Fixed income	16.8	12.1	16.2	11.5
Mathematical equity	44.4	44.3	44.3	45.4
Money market	1.5	1.6	1.5	1.6
Total	$171.6	$160.2	$172.1	$160.1

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Growth/Core (1)
Beginning of period assets	$61.8	$63.7	$60.9	$60.9
Sales	2.4	3.6	6.2	6.8
Redemptions	5.9	5.5	10.6	8.7
Net redemptions	(3.5)	(1.9)	(4.4)	(1.9)
Market/fund performance	0.2	(7.7)	2.0	(4.9)
End of period assets	$58.5	$54.1	$58.5	$54.1

Global/International
Beginning of period assets	$28.6	$25.9	$27.9	$23.8
Sales	1.2	1.6	3.1	3.1
Redemptions	2.2	1.7	3.9	2.9
Net sales (redemptions)	(1.0)	(0.1)	(0.8)	0.2
Market/fund performance	(1.5)	(2.9)	(1.0)	(1.1)
End of period assets	$26.1	$22.9	$26.1	$22.9

Mathematical Equity (2)
Beginning of period assets	$44.2	$45.9	$44.1	$48.0
Sales	2.3	2.0	2.8	2.5
Redemptions	1.8	3.5	4.9	8.3
Net sales (redemptions)	0.5	(1.5)	(2.1)	(5.8)
Market/fund performance	0.8	(4.6)	3.5	(2.4)
End of period assets	$45.5	$39.8	$45.5	$39.8

Fixed Income (1)
Beginning of period assets	$16.1	$11.6	$15.3	$10.3
Sales	2.1	2.4	4.0	4.4
Redemptions	1.1	1.1	2.6	2.0
Net sales	1.0	1.3	1.4	2.4
Market/fund performance	0.1	(0.2)	0.5	—
End of period assets	$17.2	$12.7	$17.2	$12.7

Value
Beginning of period assets	$21.3	$16.8	$19.8	$15.0
Sales	1.4	2.2	3.2	4.5
Redemptions	1.5	1.3	3.1	2.6
Net sales (redemptions)	(0.1)	0.9	0.1	1.9
Market/fund performance	(0.2)	(1.6)	1.1	(0.8)
End of period assets	$21.0	$16.1	$21.0	$16.1

Money Market
Beginning of period assets	$1.5	$1.6	$1.5	$1.7
Sales	0.2	0.3	0.5	0.4
Redemptions	0.2	0.3	0.5	0.5
Net redemptions	—	—	—	(0.1)
Market/fund performance	—	—	—	—
End of period assets	$1.5	$1.6	$1.5	$1.6

(1)          Growth/core and fixed income assets reflect a 50%/50% split of the Janus Balanced Fund between the two categories.

(2)          Year-to-date 2011 gross sales and redemptions exclude the transfer of $1.1 billion between mathematical equity strategies in the first quarter 2011.

Results of Operations

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Revenues

Investment management fees increased $18.2 million, or 8.8%, primarily as a result of the 7.1% increase in average assets under management driven by favorable market conditions, offset by long-term net outflows. Revenue increased at a higher rate than average assets due to a product mix shift towards higher yielding products.

Performance fee revenue is derived from certain mutual funds and separate accounts. The decrease in performance fee revenue from $4.3 million in the second quarter 2010 to negative $0.2 million in the second quarter 2011 was primarily due to negative performance fees incurred on certain mutual funds during the second quarter 2011. These negative performance fees totaled $1.8 million and were driven by underperformance compared to the mutual funds’ respective benchmarks. Mutual fund performance fees represent up to a positive or negative 15 basis point adjustment to the base management fee.

At June 30, 2011, $38.9 billion of mutual fund assets were subject to performance fees. As approved by mutual fund shareholders, additional mutual funds representing $30.6 billion at June 30, 2011, will become subject to performance fees over the next six months. Had these additional mutual fund assets been subject to performance fees for the second quarter 2011, an incremental $14.6 million in negative performance fees would have been recognized in the current quarter.

Expenses

Long-term incentive compensation decreased $2.8 million, or 13.7%, primarily as a result of the vesting of awards granted in previous years and a decline of $1.2 million in expense related to Perkins senior profit interest awards, partially offset by new awards granted in 2011. The Perkins senior profit interest awards have a formula-driven terminal value based on revenue growth and relative investment performance of investment products managed by Perkins.

Marketing and advertising declined $7.0 million, or 46.1%, primarily due to $8.1 million of fund proxy costs included in the prior year period for the election of the mutual fund trustees in JCG’s domestic mutual funds.

Distribution expense increased $4.0 million, or 11.2%, primarily as a result of $3.1 million in retroactive payments associated with certain distribution agreements during the second quarter 2011 which are not expected in the future. Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

Depreciation and amortization expense decreased $1.5 million, or 15.2%, primarily as a result of lower amortization of deferred commissions from a decrease in sales of certain mutual fund shares.

Interest expense declined $2.7 million, or 17.1%, primarily as a result of the retirement of $120.9 million principal amount of outstanding debt in the first quarter 2011 and from a 25 basis point decrease in the interest rates payable on all of JCG’s senior notes, excluding the convertible senior notes, as a result of Standard & Poor’s (“S&P”) Rating Service increasing JCG’s credit rating to BBB- on January 10, 2011.

Net investment losses totaling $1.4 million include a $0.9 million loss from mark-to-market adjustments on the mutual fund share award economic hedge. Mark-to-market gains on trading securities for the three months ended June 30, 2010 were more than offset by losses generated by an economic hedging strategy implemented in late 2008, covering the majority of seed capital. The hedging strategy utilizes futures contracts to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seed capital investments.

Noncontrolling interests in net income increased from $1.2 million to $3.6 million primarily due to higher Perkins earnings and assets under management, combined with $0.8 million of gains associated with the noncontrolling interest in consolidated investment products.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Revenues

Investment management fees increased $37.6 million, or 9.1%, primarily as a result of the 7.5% increase in average assets under management driven by favorable market conditions. Revenue increased at a higher rate than average assets due to a product mix shift towards higher yielding products.

The decrease of $8.4 million, or 93.3%, in performance fee revenue was primarily due to lower performance fees earned on certain mutual funds driven by a decline in performance.

Expenses

Long-term incentive compensation decreased $3.2 million, or 8.2%, primarily as a result of the vesting of awards granted in previous years and a decline of $2.8 million in expense related to Perkins senior profit interest awards, partially offset by new awards granted in 2011 and a $2.8 million mark-to-market adjustment for changes in fair value of mutual fund share awards. Long-term incentive awards granted during 2011 totaled $61.9 million and will be recognized ratably over a four-year period.

Marketing and advertising declined $7.7 million, or 35.0%, primarily due to $9.1 million of fund proxy costs included in the prior year period for the election of the mutual fund trustees in JCG’s domestic mutual funds.

Depreciation and amortization expense decreased $2.4 million, or 12.1%, primarily as a result of lower amortization of deferred commissions from a decrease in sales of certain mutual fund shares.

Interest expense declined $5.1 million, or 16.2%, primarily as a result of the retirement of $120.9 million principal amount of outstanding debt in the first quarter 2011 and from a 25 basis point decrease in the interest rates payable on all of JCG’s senior notes, excluding the convertible senior notes, as a result of S&P increasing JCG’s credit rating to BBB- on January 10, 2011.

Net investment gains totaling $0.3 million include a $1.5 million gain from mark-to-market adjustments on the mutual fund share award hedge. Mark-to-market gains on trading securities for the six months ended June 30, 2010, were more than offset by losses generated by an economic hedging strategy implemented in late 2008, covering the majority of seed capital. The hedging strategy utilizes futures contracts to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seed capital investments.

Noncontrolling interests in net income increased from $3.3 million to $6.6 million primarily due to higher Perkins earnings and assets under management, combined with $1.2 million of gains associated with the noncontrolling interest in consolidated investment products.

JCG recognized a $9.9 million net loss on early extinguishment of debt in the first quarter 2011. Under the terms of the call, JCG was required to pay the present value of interest that would have been paid if the debt had remained outstanding through scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data for the six months ended June 30, 2011 and 2010, is as follows (in millions):

	2011	2010
Cash flows provided by (used for):
Operating activities	$102.5	$83.4
Investing activities	(61.2)	(98.9)
Financing activities	(145.0)	(49.7)
Net change in cash and cash equivalents	(103.7)	(65.2)
Balance beginning of period	373.2	324.7
Balance end of period	$269.5	$259.5

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

Cash used for investing activities for the six months ended June 30, 2011, includes purchases and sales of investments as well as economic hedging and vesting of mutual fund share awards. Purchases of investments totaling $147.4 million include $93.0 million from the seeding of new investment products in the second quarter 2011. Sales of investments totaling $88.7 million include proceeds of $32.6 million from the disposal of structured investment vehicle securities in the first quarter 2011. Cash used for investing activities for the comparable prior year period primarily represents $93.1 million for the net purchase of investments, including an aggregate total of $92.8 million of U.S. Treasury notes purchased in the second quarter 2010, which mature in August 2011.

Cash used for financing activities for the six months ended June 30, 2011, primarily represents the repayment of $120.9 million principal amount of long-term debt for $130.8 million, $9.6 million of distributions to noncontrolling interests and $9.3 million of dividends paid to stockholders. Cash used for financing activities for the comparable prior year period primarily represents $31.4 million for the purchase of an additional 3% interest in INTECH combined with $9.6 million of distributions to noncontrolling interests and $7.4 million of dividends paid to stockholders.

Dividend

On July 19, 2011, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share. This quarterly rate represents an annualized dividend payout of $0.20 per share of common stock. The initial quarterly dividend was paid on May 13, 2011, to shareholders of record at the close of business on May 2, 2011. Subject to the declaration of each quarterly cash dividend by the Board of Directors, the following cash dividend schedule is expected:

Record Date	Payment Date

July 29, 2011	August 12, 2011
October 31, 2011	November 14, 2011
February 3, 2012	February 14, 2012

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investors Service, Inc. (“Moody’s”) from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If at any time after the interest rate has been adjusted upward as a result of either Moody’s or S&P increasing its rating, then for each level of such increase in the rating, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. For each 25 basis point increase or decrease, JCG’s interest expense will increase or decrease by approximately $1.3 million on an annualized basis. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 (or higher) by Moody’s and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. S&P increased JCG’s credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rate payable on all of JCG’s senior notes, excluding the convertible senior notes.

Other Sources of Liquidity

Shelf Registration

The Company has an effective Shelf Registration Statement with the SEC that allows it to offer for sale of an indeterminate amount of preferred stock and additional common stock and debt securities.

Credit Facility

At June 30, 2011, JCG had a $100 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, the financing leverage ratio cannot exceed 4.00 and the interest coverage ratio must equal or exceed 3.50. The breach of these financial covenants would result in a default under the Credit Facility and would prevent JCG from borrowing under the Credit Facility. In addition, long-term assets under management must exceed $100.0 billion. At June 30, 2011, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of October 3, 2011.

The covenants and the calculation of the ratios, as defined in the Credit Facility, were as follows (in millions):

Last Four
Quarters Ended
June 30, 2011

Net income attributable to JCG	$178.2
Add back:
Interest expense	58.1
Income tax provision	84.2
Depreciation and amortization	36.7
Noncash amortization of long-term incentive compensation	79.9
Unrealized gains or losses on investments	(4.8)
Other nonrecurring cash charges	17.4
Noncash gain on sale of SIV securities	(5.8)
Cash paid for deferred commissions and mutual fund share awards	(41.3)
Adjusted net income	$402.6

Debt (including capital leases and letters of credit)	$684.4

Leverage Ratio (debt divided by adjusted net income)	1.70
Cannot exceed 4.00

Interest Coverage Ratio (adjusted net income divided by last four quarters interest expense)	6.9
Must equal or exceed 3.50

Minimum assets under management
Ending long-term assets under management (in billions)	$168.3
Must exceed $100.0 billion

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.       Controls and Procedures

As of June 30, 2011, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Gregory A. Frost, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Messrs. Weil and Frost concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2011 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

JCG’s Board of Directors has authorized a $500 million stock repurchase program with no expiration date to take effect when the current authorization is utilized. The amount that may yet be repurchased under current unexpired authorizations as of June 30, 2011, is $521.2 million. JCG has not repurchased any shares since the third quarter 2008. JCG does not repurchase shares from employees under a share withholding program. Tax withholdings on vesting employee stock-based compensation are satisfied by selling shares in the open market.

Item 6.       Exhibits

10.1	Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, as amended and restated effective July 1, 2011

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: July 28, 2011

Janus Capital Group Inc.

/s/ Richard M. Weil
Richard M. Weil,
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory A. Frost
Gregory A. Frost,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan A. Hughes
Brennan A. Hughes,
Vice President and Controller
(Principal Accounting Officer)

JANUS CAPITAL GROUP INC.

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.

10.1	Janus Capital Group Inc. 401(k), Profit Sharing and Employee Stock Ownership Plan, as amended and restated effective July 1, 2011	10

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31

31.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Gregory A. Frost, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101.INS	XBRL Insurance Document	101

101.SCH	XBRL Taxonomy Extension Schema Document	101

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101