Form 10-Q
period 2011-09-30
JANUS CAPITAL GROUP INC
filed 2011-10-26
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 19, 2011, there were 186,593,640 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$329.4	$373.2
Investment securities	275.3	296.1
Accounts receivable	102.5	167.0
Income taxes receivable	17.7	10.9
Other current assets	46.3	46.1
Total current assets	771.2	893.3

Other assets:
Property and equipment, net	38.4	44.1
Intangible assets, net	1,264.7	1,273.6
Goodwill	488.2	488.2
Other assets	22.8	27.6

Total assets	$2,585.3	$2,726.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5.1	$5.8
Accrued compensation and benefits	67.4	116.0
Current portion of long-term debt	—	213.1
Other accrued liabilities	59.1	85.9
Total current liabilities	131.6	420.8

Other liabilities:
Long-term debt	593.0	586.7
Deferred income taxes	417.9	410.3
Other liabilities	46.3	43.0
Total liabilities	1,188.8	1,460.8

Commitments and contingencies

Redeemable noncontrolling interests	102.3	82.8

STOCKHOLDERS’ EQUITY

Preferred stock	—	—
Common stock	1.9	1.8
Retained earnings	1,261.1	1,168.1
Accumulated other comprehensive (loss) income	(0.4)	1.6
Total JCG stockholders’ equity	1,262.6	1,171.5
Noncontrolling interests	31.6	11.7
Total stockholders’ equity	1,294.2	1,183.2

Total liabilities and stockholders’ equity	$2,585.3	$2,726.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Investment management fees	$202.2	$202.3	$653.4	$615.9
Performance fees	(3.1)	5.1	(2.5)	14.1
Shareowner servicing fees and other	37.8	36.4	115.4	110.0
Total	236.9	243.8	766.3	740.0

Operating Expenses:
Employee compensation and benefits	71.2	76.3	232.8	235.3
Long-term incentive compensation	16.4	20.7	52.3	59.8
Marketing and advertising	6.2	6.0	20.5	28.0
Distribution	35.5	32.5	111.2	103.2
Depreciation and amortization	8.1	9.8	25.5	29.6
General, administrative and occupancy	25.3	41.4	82.8	98.3
Total	162.7	186.7	525.1	554.2

Operating income	74.2	57.1	241.2	185.8

Interest expense	(13.0)	(15.9)	(39.3)	(47.3)
Investment (losses) gains, net	(23.4)	0.9	(23.1)	4.8
Other income, net	1.4	0.5	1.8	1.4
Loss on early extinguishment of debt	—	—	(9.9)	—
Income before taxes	39.2	42.6	170.7	144.7

Income tax provision	(11.9)	(7.2)	(57.0)	(44.5)

Net income	27.3	35.4	113.7	100.2
Noncontrolling interests	0.1	(2.9)	(6.5)	(6.2)

Net income attributable to JCG	$27.4	$32.5	$107.2	$94.0

Earnings per share attributable to JCG common shareholders:
Basic	$0.15	$0.18	$0.59	$0.52
Diluted	$0.15	$0.18	$0.58	$0.52

 The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended
	September 30,
	2011	2010
CASH FLOWS PROVIDED BY (USED FOR):

Operating Activities:
Net income	$113.7	$100.2
Adjustments to net income:
Depreciation and amortization	25.5	29.6
Deferred income taxes	(0.9)	16.6
Amortization of stock-based compensation	31.4	41.7
Investment losses (gains), net	23.1	(4.8)
Amortization of debt discount and deferred issuance costs	8.5	9.0
Loss on early extinguishment of debt	9.9	—
Payment of deferred commissions, net	(3.8)	(6.8)
Other, net	(0.4)	0.1
Changes in working capital items:
Accounts receivable	32.6	6.3
Other current assets	(10.4)	(32.2)
Accounts payable and accrued compensation payable	(48.9)	(16.5)
Other liabilities	(30.0)	1.7
Net operating	150.3	144.9

Investing Activities:
Purchase of property and equipment	(5.0)	(8.0)
Purchase of investment securities	(158.2)	(178.6)
Proceeds from sales and maturities of investment securities	218.0	56.9
Net investing	54.8	(129.7)

Financing Activities:
Repayment of long-term debt	(223.0)	—
Purchase of noncontrolling interests	(0.9)	(36.4)
Proceeds from stock plans	3.1	2.2
Excess tax benefit from equity-based compensation	3.3	2.7
Distributions to noncontrolling interests	(12.1)	(12.2)
Principal payments under capital lease obligations	(0.7)	(0.8)
Dividends paid to shareholders	(18.6)	(7.4)
Net financing	(248.9)	(51.9)

Cash and Cash Equivalents:
Net decrease	(43.8)	(36.7)
At beginning of period	373.2	324.7
At end of period	$329.4	$288.0

Supplemental Cash Flow Information:
Cash paid for interest	$26.4	$30.4
Cash paid for income taxes	$66.5	$71.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions, Except Per Share Data)

				Accumulated	Nonredeemable
				Other	Noncontrolling	Total
		Common	Retained	Comprehensive	Interests in	Stockholders’
	Shares	Stock	Earnings	Income (Loss)	Subsidiaries	Equity

Balance at December 31, 2009	182.0	$1.8	$998.3	$1.0	$10.5	$1,011.6

Net income attributable to JCG			159.9		2.5	162.4
Net unrealized gain on available-for-sale securities				0.7		0.7
Amortization of net loss on cash flow hedge				0.2		0.2
Reclassification for net gains included in net income				(1.4)		(1.4)
Foreign currency translation adjustment				1.1		1.1
Comprehensive income						163.0

Amortization of stock-based compensation			33.4		4.8	38.2
Issuance and forfeitures of restricted stock awards, net	1.4					—
Tax impact of stock-based compensation			(5.1)			(5.1)
Stock option exercises and employee stock purchases	0.7		4.4			4.4
Noncontrolling interests in consolidated investment products					3.3	3.3
Purchase of noncontrolling interests					(5.0)	(5.0)
Distributions to noncontrolling interests					(3.2)	(3.2)
Change in value of redeemable noncontrolling interests			(16.6)			(16.6)
Vesting of Perkins LLC interests			1.2		(1.2)	—
Common stock dividends			(7.4)			(7.4)
Balance at December 31, 2010	184.1	1.8	1,168.1	1.6	11.7	1,183.2

Net income attributable to JCG			107.2		1.8	109.0

Net unrealized gain on available-for-sale securities				0.1		0.1
Amortization of net loss on cash flow hedge				0.1		0.1
Reclassification for net gains included in net income				(1.4)		(1.4)
Foreign currency translation adjustment				(0.8)		(0.8)
Comprehensive income						107.0

Amortization of stock-based compensation			19.5		3.3	22.8
Issuance and forfeitures of restricted stock awards, net	2.0	0.1				0.1
Tax impact of stock-based compensation			0.8			0.8
Stock option exercises and employee stock purchases	0.5		3.1			3.1
Noncontrolling interests in consolidated investment products					19.7	19.7
Purchase of noncontrolling interests					(0.9)	(0.9)
Distributions to noncontrolling interests					(2.7)	(2.7)
Change in fair value of redeemable noncontrolling interests			(19.0)		0.4	(18.6)
Vesting of Perkins LLC interests					(1.2)	(1.2)
Vesting of INTECH LLC interests					(0.5)	(0.5)
Common stock dividends			(18.6)			(18.6)
Balance at September 30, 2011	186.6	$1.9	$1,261.1	$(0.4)	$31.6	$1,294.2

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

Note 2 — Recent Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the consolidation of variable interest entities, which amends guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary and eliminates the scope exception for qualifying special-purpose entities. In January 2010, the FASB deferred the provisions of this guidance primarily for entities with attributes of an investment company until the FASB and the International Accounting Standards Board develop converged guidance on consolidation. This accounting guidance may otherwise have resulted in the consolidation of certain mutual funds, other pooled investment vehicles, separate accounts and subadvised relationships (collectively referred to as “investment products”). An Exposure Draft is expected to be published during the fourth quarter 2011.

In May 2011, the FASB issued an update regarding fair value measurements and disclosures. The amendments in the update result in common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The update is effective for the Company’s fiscal year beginning January 1, 2012. The adoption of this new guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued an update regarding the presentation of comprehensive income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under the updated guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts (net income and other comprehensive income), would be displayed under either alternative. The statement(s) must be presented with equal prominence as the other primary financial statements. This standard is effective for the Company’s fiscal year beginning January 1, 2012. The adoption of this new guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued an update to the accounting guidance related to the annual testing for goodwill impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing reporting entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year beginning January 1, 2012. The Company is currently assessing the impact of this updated guidance on its consolidated financial statements.

Note 3 — Investment Securities

JCG’s investment securities at September 30, 2011, and December 31, 2010, are summarized as follows (in millions):

	September 30, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Trading securities (carried at fair value)
Seeded investment products	$202.6	$4.2	$(14.7)	$192.1	$93.1	$9.6	$(0.6)	$102.1
Mutual fund share awards	73.7	4.5	(6.4)	71.8	69.1	19.0	(0.1)	88.0
Available-for-sale securities (carried at fair value)
Investments in advised funds	9.9	1.5	—	11.4	10.2	2.7	—	12.9
Held-to-maturity securities (carried at amortized cost)	—	—	—	—	93.1	—	—	93.1
Total investment securities	$286.2	$10.2	$(21.1)	$275.3	$265.5	$31.3	$(0.7)	$296.1

Proceeds and net gains from the redemption of investment securities are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Proceeds from redemptions:
Trading securities	$6.4	$1.1	$54.0	$30.4
Available-for-sale securities	6.4	—	8.5	5.6

Net gains from redemption of investment securities	0.8	0.1	13.2	1.1

Investment securities are classified as follows:

Trading Securities

JCG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment, or “seeding,” of these investment products. Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities. JCG will consolidate such investment products as long as it holds a controlling interest in the investment product, defined as greater than 50% ownership. Upon deconsolidation, JCG continues to account for its investments in seeded products as trading securities if its ownership is between 20% and 49%. If its ownership is less than 20%, JCG accounts for its investments in seeded products as available-for-sale securities. JCG may redeem invested seed capital for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the given investment strategy.

JCG also periodically invests in funds advised by the Company for purposes of economically hedging its mutual fund share awards to employees. These investments are accounted for as trading securities.

At September 30, 2011, investments classified as trading securities totaled $263.9 million, representing $192.1 million of seeded investment products and $71.8 million of investments related to economic hedging of mutual fund share awards. Seeded investment products represent $46.3 million of securities held in separately managed accounts and $145.8 million of securities held in the portfolios of funds advised by the Company. Trading securities are carried on JCG’s Consolidated Balance Sheets at fair value, with changes in value recognized in investment (losses) gains, net on the Consolidated Statements of Income.

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

JCG recognized the following net (losses) gains on the above noted hedged trading securities and associated derivative instruments (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (losses) gains in earnings:
Hedged trading securities	$(15.5)	$5.3	$(12.9)	$3.4
Futures contracts	13.1	(5.1)	8.5	(0.9)
Total	$(2.4)	$0.2	$(4.4)	$2.5

Additionally, during the three and nine months ended September 30, 2011, JCG recognized $12.8 million and $11.3 million, respectively, of investment losses related to the mark-to-market adjustments for the economic hedge of the mutual fund share awards. The corresponding mark-to-market adjustments for the three and nine months ended September 30, 2010, were not recognized until the fourth quarter 2010 in conjunction with a correction in accounting treatment.

Available-for-Sale Securities

Investments in Advised Funds

At September 30, 2011, investments in advised funds totaled $11.4 million. Investments in advised funds are carried on JCG’s Consolidated Balance Sheets at fair value, with changes in value recognized as gains and losses in other comprehensive (loss) income. Accumulated gains and losses are reclassified to earnings when the securities are sold on a specific identification basis. JCG periodically reviews the carrying value of investments in advised funds for impairment by evaluating the nature, duration and extent of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings. No impairment charges were recognized during the three and nine months ended September 30, 2011 and 2010.

Held-to-Maturity Securities

There were no held-to-maturity securities at September 30, 2011. At December 31, 2010, held-to-maturity securities totaled $93.1 million, primarily representing U.S. Treasury notes purchased in the second quarter 2010, which matured in August 2011. Held-to-maturity investments are carried on JCG’s Consolidated Balance Sheets at amortized cost, with corresponding interest income reflected as other income, net on JCG’s Consolidated Statements of Income.

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

•                  Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents assets and liabilities carried at fair value on a recurring basis as of September 30, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Trading securities
Seeded investment products	$65.7	$126.4	$—	$192.1
Mutual fund share awards	71.8	—	—	71.8

Available-for-sale securities
Investments in advised funds	3.3	8.1	—	11.4

Total investment securities	140.8	134.5	—	275.3

Other assets
Deferred compensation hedge asset	10.1	—	—	10.1
Other long-term investments	—	—	3.2	3.2

Total assets	$150.9	$134.5	$3.2	$288.6

Redeemable noncontrolling interests	$—	$—	$102.3	$102.3

Total liabilities	$—	$—	$102.3	$102.3

The following table presents assets and liabilities carried at fair value on a recurring basis as of December 31, 2010 (in millions):

					Investment Securities
					Not Held at
	Level 1	Level 2	Level 3	Total	Fair Value
Trading securities
Seeded investment products	$62.9	$39.2	$—	$102.1	$—
Mutual fund share awards	88.0	—	—	88.0	—

Available-for-sale securities
Investments in advised funds	11.5	1.4	—	12.9	—

Held-to-maturity securities	—	—	—	—	93.1
Total investment securities	162.4	40.6	—	203.0	93.1

Other assets
Deferred compensation hedge asset	23.5	—	—	23.5	—
Other long-term investments	—	—	5.5	5.5	—

Total assets	$185.9	$40.6	$5.5	$232.0	$93.1

Redeemable noncontrolling interests	$—	$—	$82.8	$82.8	$—

Total liabilities	$—	$—	$82.8	$82.8	$—

JCG’s Level 1 and Level 2 fair value measurements consist of exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds and shares of unconsolidated mutual funds. The underlying securities of mutual funds and separate accounts can be denominated in a foreign currency. The closing price of such securities may be adjusted to capture the effects of any post-closing activity impacting the markets in which they trade. These adjustments result in the securities being classified as Level 2 and can also result in significant movements of securities between Level 1 and Level 2. For the nine months ended September 30, 2011, there were $0.4 million of net transfers out of Level 2 to Level 1 and $6.6 million of net transfers out of Level 1 to Level 2.  For the nine months ended September 30, 2010, there were $5.4 million of net transfers out of Level 2 to Level 1 and $6.7 million of net transfers out of Level 1 to Level 2.

JCG’s Level 3 recurring fair value measurements primarily represent redeemable noncontrolling interests. Redeemable noncontrolling interests in INTECH Investment Management LLC (“INTECH”) are measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of future cash flows. Redeemable noncontrolling interests in Perkins Investment Management LLC (“Perkins”) are measured by a contractual formula intended to represent fair value. See Note 8 for further discussion of redeemable noncontrolling interests. Other long-term investments are measured using internal models and other available data.

The changes in carrying value of JCG’s recurring Level 3 fair value measurements are as follows (in millions):

	Other	Redeemable
	Long-Term	Noncontrolling
	Investments	Interests
Fair value at January 1, 2010	$43.2	$101.1
Distributions	(10.6)	(9.3)
Current earnings	—	5.8
Purchase of noncontrolling interest	—	(31.4)
Purchase of investments	0.4	—
Sales of investments	(26.9)	—
Impairment of investments	(0.6)	—
Change in fair value	—	16.6

Fair value at December 31, 2010	5.5	82.8
Distributions	—	(9.4)
Vesting	—	1.8
Current earnings	—	7.1
Impairment of investments	(2.3)	—
Change in fair value	—	20.0

Fair value at September 30, 2011	$3.2	$102.3

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

JCG’s held-to-maturity investment securities not held at fair value at December 31, 2010, primarily represented U.S. Treasury notes, which are carried at amortized cost. There were no held-to-maturity investment securities held at September 30, 2011.

Note 5 — Goodwill and Intangible Assets

JCG’s goodwill and intangible assets are summarized below (in millions):

	December 31,		September 30,
	2010	Additions	2011

Indefinite-lived intangible assets:
Mutual fund advisory contracts	$918.6	$—	$918.6
Brand name and trademark	270.5	—	270.5
Definite-lived intangible assets:
Client relationships	163.7	—	163.7
Accumulated amortization	(79.2)	(8.9)	(88.1)
Net intangible assets	$1,273.6	$(8.9)	$1,264.7

Goodwill	$488.2	$—	$488.2

Due to declines in JCG’s stock price and overall market conditions during the third quarter 2011, the Company undertook a review for potential impairment of goodwill and unamortized intangible assets and concluded that no impairment exists at September 30, 2011. In the event that global market conditions and JCG’s results of operations continue to deteriorate, further analysis will be undertaken, which may result in a material impairment charge.

Note 6 — Debt

Debt consisted of the following (in millions):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.875% Senior Notes due 2011	$—	$—	$92.2	$94.7
6.250% Senior Notes due 2012	—	—	120.9	126.7
6.119% Senior Notes due 2014	82.3	88.2	82.3	86.5
3.250% Convertible Senior Notes due 2014	142.7	138.6	136.5	202.3
6.700% Senior Notes due 2017	368.0	400.2	367.9	386.3
Total	593.0	627.0	799.8	896.5
Less: current maturities	—	—	(213.1)	(221.4)
Total long-term debt	$593.0	$627.0	$586.7	$675.1

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above.

5.875% Senior Notes

During the third quarter 2011, JCG retired its 5.875% Senior Notes at maturity. The 5.875% Senior Notes had a principal balance of $92.2 million, and this balance was settled in full by a cash payment on September 15, 2011.

6.250% Senior Notes

During the fourth quarter 2010, JCG exercised its call right on the $120.9 million carrying value of the 6.250% Senior Notes and retired the notes on January 14, 2011. Under the terms of the call, JCG was required to pay the present value of the principal and interest that would have been paid if the debt remained outstanding through scheduled maturity. As a result, JCG recognized a $9.9 million net loss on early extinguishment of debt in the first quarter 2011.

3.250% Convertible Senior Notes

In July 2009, JCG issued $170.0 million of 3.250% convertible senior notes (“convertible senior notes”), which pay interest semiannually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted. The convertible senior notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG’s election. The holders of the convertible senior notes have the right to require JCG to repurchase their notes for cash under certain circumstances. The original conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of convertible senior notes was adjusted during the third quarter 2011 as a result of the quarterly cash dividend paid on August 12, 2011, and will continue to be adjusted with future dividend payments above $0.04 per share on an annual basis. The adjusted conversion rate is 71.8 shares of JCG common stock per $1,000 principal amount of convertible senior notes, which is equivalent to a conversion price of approximately $13.93 per share of common stock, subject to adjustment in certain circumstances. The convertible senior notes are not callable by JCG.

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding April 15, 2014, only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; or (2) upon the occurrence of other specified events. On or after April 15, 2014, until maturity, holders may convert their notes regardless of the preceding circumstances. As of September 30, 2011, the conversion criteria of the convertible senior notes have not been satisfied.

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds were required to be bifurcated into debt and equity components. The $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate, which is consistent with the estimated market rate at the time of issuance for similar senior notes with no conversion option. The debt component will accrete up to the face value over the five-year expected term through interest expense. The unamortized discount at September 30, 2011, is $27.3 million and is being amortized over the remaining period of 33 months. The $44.3 million (or $27.9 million, net of deferred taxes) initial equity component was determined using the difference between the proceeds and the debt component. The fair value of the convertible notes in the above table is based on the outstanding principal balance, while the carrying value represents the outstanding principal balance exclusive of the unamortized discounts. Interest expense related to the convertible senior notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $11.0 million for the nine months ended September 30, 2011.

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investors Service Inc. (“Moody’s”) from Baa3 or by Standard & Poor’s (“S&P”) Rating Service from BBB-, up to a maximum increase of 200 basis points. If the interest rate has been adjusted upward as a result of either Moody’s or S&P decreasing its rating, then for each level of a subsequent rating increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 (or higher) by Moody’s and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. S&P increased JCG’s credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rate payable on all of JCG’s senior notes, excluding the convertible senior notes.

Credit Facility

At September 30, 2011, JCG had a $100 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, the financing leverage ratio could not exceed 4.00x and the interest coverage ratio must have equaled or exceeded 3.50x. In addition, long-term assets under management must have exceeded $100.0 billion. At September 30, 2011, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility.

On October 14, 2011, JCG entered into a three-year, $250 million, unsecured, revolving credit facility (the “new Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The new Credit Facility replaces the above Credit Facility, which matured on October 3, 2011. Under the new Credit Facility, the financing leverage ratio cannot exceed 3.00x and the interest coverage ratio must equal or exceed 4.00x.

Capital Lease Obligations

JCG’s capital lease obligations represent leased computer equipment. The carrying value of the obligations at September 30, 2011, totaled $1.6 million and is included in other accrued liabilities and other liabilities on the Consolidated Balance Sheets. The related lease terms extend through 2016.

Note 7 — Income Tax Contingencies

As of September 30, 2011, JCG had $10.2 million of accrued reserves for income tax contingencies, including interest. During the third quarter 2011, JCG decreased its income tax contingency reserves by $4.0 million as a result of the expiration of statutes of limitations, creating a net tax benefit of $2.5 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $4.8 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities on the Consolidated Balance Sheets.

Note 8 — Noncontrolling Interests

Noncontrolling interests that are not subject to put rights are classified in permanent equity. Redeemable noncontrolling interests are classified in mezzanine equity and are measured at estimated fair value as of the balance sheet date. Earnings attributable to noncontrolling interests that are and are not subject to put rights are combined in the Consolidated Statements of Income. Acquisitions of entities in which JCG holds an existing controlling interest are treated as a reduction of noncontrolling interests in an amount equal to the purchase price.

Noncontrolling Interests That Are Not Subject to Put Rights

Noncontrolling interests that are not subject to put rights consist of undistributed earnings related to third-party investors in consolidated investment products and certain INTECH and Perkins ownership interests granted to employees. Undistributed earnings attributable to such INTECH and Perkins ownership interests totaled $4.9 million at September 30, 2011. Certain of the INTECH and Perkins ownership interests granted to employees become subject to put rights upon vesting at which time such interests are reclassified to redeemable noncontrolling interests.

In May 2011 and June 2010, INTECH purchased ownership interests held by INTECH employees for $0.6 million and $5.0 million, respectively. These ownership interests represent less than 1% of total INTECH ownership interests and were not subject to put rights.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests consist of INTECH and Perkins ownership interests that are currently puttable to JCG or will become puttable at certain future dates, and undistributed earnings of $5.9 million attributable to such interests as of September 30, 2011. Changes in fair value of redeemable noncontrolling interests are recognized as increases or decreases to redeemable noncontrolling interests with an offsetting charge to retained earnings.

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

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010

Net income attributable to controlling interest	$47.8	$53.2

Decrease in JCG retained earnings from acquisition of noncontrolling interest	—	(29.1)

Change from net income (controlling interest) and acquisitions of noncontrolling interest	$47.8	$24.1

Total INTECH ownership interests held by the two founders have an estimated value of approximately $16.5 million as of September 30, 2011. Ownership interests held by other INTECH employees subject to put rights have an estimated value of approximately $3.2 million as of September 30, 2011.

Perkins

JCG has the option to acquire the majority of the 22.2% noncontrolling interest of Perkins at fair value (as described below) on the third, fifth, seventh and each subsequent annual anniversary of December 31, 2008 (“closing”), the date JCG acquired a majority ownership in Perkins. The noncontrolling owners of Perkins have the option to require JCG to purchase any or all of their remaining ownership interests on the fourth and sixth anniversary of closing at fair value. The total Perkins noncontrolling interest subject to put rights has an estimated value of approximately $80.8 million as of September 30, 2011, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to represent fair value.

Note 9 — Long-Term Incentive Compensation

JCG granted $62.5 million in long-term incentive awards during the first nine months of 2011, which generally vest and will be expensed ratably over a four-year period. The 2011 awards consisted of $26.8 million of restricted stock (2.1 million shares at a weighted average grant-date fair value of $12.61 per share) and $35.7 million of mutual fund share awards.

During the three and nine months ended September 30, 2011, respectively, JCG recognized $(1.1) million and $1.6 million of long-term incentive compensation (benefit) expense related to mark-to-market adjustments of mutual fund share awards. The corresponding mark-to-market adjustments for the three and nine months ended September 30, 2010, were not recognized until the fourth quarter 2010 in conjunction with a correction in accounting treatment.

Note 10 — Other Income, Net

The components of other income, net are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Dividend income	$0.3	$0.1	$0.9	$0.1
Interest income	0.2	0.2	0.6	0.5
Translation gains (losses), net	0.8	(0.2)	0.1	(0.2)
Other, net	0.1	0.4	0.2	1.0
Total	$1.4	$0.5	$1.8	$1.4

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income attributable to JCG common shareholders:	$27.4	$32.5	$107.2	$94.0

Basic earnings per share attributable to JCG common shareholders:
Weighted average common shares outstanding	182.6	180.0	182.3	179.7

Basic earnings per share	$0.15	$0.18	$0.59	$0.52

Diluted earnings per share attributable to JCG common shareholders:
Weighted average common shares outstanding	182.6	180.0	182.3	179.7

Dilutive effect of stock options and unvested restricted stock using the treasury stock method	1.4	2.4	1.9	2.5
Weighted average diluted common shares outstanding	184.0	182.4	184.2	182.2

Diluted earnings per share	$0.15	$0.18	$0.58	$0.52

Dividends per share	$0.05	$—	$0.10	$0.04

The following stock options and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	10.8	11.4	10.8	11.4
Unvested restricted stock	2.1	—	1.8	0.5

All shares held in the JCG Employee Stock Ownership Plan are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the convertible senior notes because the effect would be anti-dilutive as the conversion criteria have not been satisfied.

Note 12 — Litigation and Other Regulatory Matters

JCG is periodically involved in various legal proceedings and other regulatory matters. Although there can be no assurances based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions described below and other matters that are pending or threatened will not have a material adverse effect on JCG’s consolidated financial condition. JCG has a litigation accrual of $1.5 million at September 30, 2011, for all pending litigation matters.

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

After a trial court dismissal and subsequent appeal, the previously reported litigation matter of First Derivative Traders et al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, MDL 1586, a putative class of shareholders of JCG asserting claims against JCG and Janus Capital Management LLC, was resolved in JCG’s favor by the U.S. Supreme Court in June 2011.

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

JCG’s Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its chief executive officer, chief financial officer and controller) (the “Officer Code”); Corporate Code of Business Conduct for all employees; corporate governance guidelines; and the charters of key committees of the board of directors (including the Audit, Compensation, Nominating, Corporate Governance, and Planning and Strategy committees) are available on its website (http://ir.janus.com/documents.cfm). Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of JCG’s website.

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

Third Quarter 2011 Summary

Average assets under management for the third quarter 2011 of $155.9 billion decreased $15.7 billion, or 9.1%, from the second quarter 2011, primarily as a result of unfavorable market conditions and long-term net outflows. Third quarter 2011 revenues of $236.9 million decreased $27.1 million, or 10.3%, from the second quarter 2011 and included $4.2 million of negative performance fees incurred on certain mutual funds during the third quarter 2011. The Company achieved an operating margin of 31.3% and net income of $0.15 per diluted share in the third quarter 2011.

Investment Performance

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

•                  16%, 67% and 81% of complex-wide mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of September 30, 2011.

•                  10%, 63% and 79% of the Company’s fundamental equity mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of September 30, 2011.

•                  57%, 100% and 100% of the Company’s fixed income mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of September 30, 2011.

•                  76%, 40% and 64% of the Company’s mathematical equity strategies surpassed their respective benchmarks, net of fees, over the one-, three- and five-year periods, respectively, as of September 30, 2011.

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

Assets Under Management and Flows

Total Company assets under management of $141.0 billion at September 30, 2011, decreased $19.8 billion, or 12.3%, from September 30, 2010. The decrease was driven by total Company long-term net outflows of $13.0 billion and net market depreciation of $6.8 billion.

Fundamental equity long-term net outflows were $3.8 billion in the third quarter 2011 compared with $1.8 billion in the third quarter 2010. The increase in net outflows quarter-over-quarter was primarily driven by underperformance in fundamental equity and lower demand for active equity strategies.

JCG continues to make progress toward building out its fixed income franchise, with positive long-term net inflows of $2.1 billion in the third quarter 2011 compared to $1.0 billion in the third quarter 2010.

Mathematical equity strategies continue to deliver positive relative investment performance, which has led to a decline in redemptions. Mathematical equity long-term net outflows were $0.7 billion in the third quarter 2011 and $2.1 billion in the third quarter 2010.

The following table presents the components of JCG’s assets under management (in billions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Beginning of period assets	$169.8	$147.2	$169.5	$159.7
Long-term sales
Fundamental equity	4.9	5.0	17.4	19.4
Fixed income	3.8	1.9	7.8	6.3
Mathematical equity (1)	1.0	0.9	3.8	3.4
Long-term redemptions
Fundamental equity	(8.7)	(6.8)	(26.3)	(21.0)
Fixed income	(1.7)	(0.9)	(4.3)	(2.9)
Mathematical equity (1)	(1.7)	(3.0)	(6.6)	(11.3)
Long-term net flows (2)
Fundamental equity	(3.8)	(1.8)	(8.9)	(1.6)
Fixed income	2.1	1.0	3.5	3.4
Mathematical equity	(0.7)	(2.1)	(2.8)	(7.9)
Total long-term net flows	(2.4)	(2.9)	(8.2)	(6.1)
Net money market flows	—	—	—	(0.1)
Market/fund performance	(26.4)	16.5	(20.3)	7.3
End of period assets	$141.0	$160.8	$141.0	$160.8

(1) Year-to-date 2011 gross sales and redemptions exclude the transfer of $1.1 billion between mathematical equity strategies in the first quarter 2011.

(2) Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Average assets under management
Fundamental equity	$94.6	$98.1	$104.9	$100.5
Fixed income	17.9	13.7	16.8	12.2
Mathematical equity	41.9	41.8	43.5	44.2
Money market	1.5	1.6	1.5	1.6
Total	$155.9	$155.2	$166.7	$158.5

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Growth/Core (1)
Beginning of period assets	$58.5	$54.1	$60.9	$60.9
Sales	2.9	2.3	9.1	9.1
Redemptions	4.7	4.1	15.3	12.8
Net redemptions	(1.8)	(1.8)	(6.2)	(3.7)
Market/fund performance	(9.4)	6.0	(7.4)	1.1
End of period assets	$47.3	$58.3	$47.3	$58.3

Global/International
Beginning of period assets	$26.1	$22.9	$27.9	$23.8
Sales	0.8	1.1	3.9	4.2
Redemptions	2.2	1.3	6.1	4.2
Net redemptions	(1.4)	(0.2)	(2.2)	—
Market/fund performance	(6.1)	3.6	(7.1)	2.5
End of period assets	$18.6	$26.3	$18.6	$26.3

Mathematical Equity (2)
Beginning of period assets	$45.5	$39.8	$44.1	$48.0
Sales	1.0	0.9	3.8	3.4
Redemptions	1.7	3.0	6.6	11.3
Net redemptions	(0.7)	(2.1)	(2.8)	(7.9)
Market/fund performance	(6.8)	4.7	(3.3)	2.3
End of period assets	$38.0	$42.4	$38.0	$42.4

Fixed Income (1)
Beginning of period assets	$17.2	$12.7	$15.3	$10.3
Sales	3.8	1.9	7.8	6.3
Redemptions	1.7	0.9	4.3	2.9
Net sales	2.1	1.0	3.5	3.4
Market/fund performance	(0.7)	0.8	(0.2)	0.8
End of period assets	$18.6	$14.5	$18.6	$14.5

Value
Beginning of period assets	$21.0	$16.1	$19.8	$14.9
Sales	1.2	1.6	4.4	6.1
Redemptions	1.8	1.4	4.9	4.0
Net sales (redemptions)	(0.6)	0.2	(0.5)	2.1
Market/fund performance	(3.4)	1.4	(2.3)	0.7
End of period assets	$17.0	$17.7	$17.0	$17.7

Money Market
Beginning of period assets	$1.5	$1.6	$1.5	$1.7
Sales	0.3	0.2	0.8	0.6
Redemptions	0.3	0.2	0.8	0.7
Net redemptions	—	—	—	(0.1)
Market/fund performance	—	—	—	—
End of period assets	$1.5	$1.6	$1.5	$1.6

(1)   Growth/core and fixed income assets reflect a 50%/50% split of the Janus Balanced Fund between the two categories.

(2)   Year-to-date 2011 gross sales and redemptions exclude the transfer of $1.1 billion between mathematical equity strategies in the first quarter 2011.

Results of Operations

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Revenues

Performance fee revenue is derived from certain mutual funds and separate accounts. The decrease in total performance fee revenue from $5.1 million in the third quarter 2010 to negative $3.1 million in the third quarter 2011 was primarily due to negative performance fees incurred on certain mutual funds during the third quarter 2011. These negative mutual fund performance fees totaled $4.2 million and were driven by underperformance compared to the mutual funds’ respective benchmarks. Mutual fund performance fees represent up to a positive or negative 15 basis point adjustment to the base management fee.

At September 30, 2011, $32.9 billion of mutual fund assets were subject to performance fees. As approved by mutual fund shareholders, additional mutual fund assets representing $20.4 billion at September 30, 2011, will become subject to performance fees over the next three months. Had these additional mutual fund assets been subject to performance fees for the third quarter 2011, an incremental $11.8 million in negative performance fees would have been recognized in the current quarter.

Expenses

Employee compensation and benefits decreased $5.1 million, or 6.7%, principally due to lower investment team incentive compensation as a result of lower profits and a change in the compensation plan. Effective July 1, 2011, JCG adopted a new investment team compensation plan designed to link variable compensation to profits. The previous investment team incentive compensation plan was linked to individual long-term investment performance and also tied the aggregate level of compensation to revenue.

Long-term incentive compensation decreased $4.3 million, or 20.8%, primarily as a result of the vesting of awards granted in previous years and a decline of $1.7 million in expense related to Perkins senior profit interest awards based on a decline in performance, partially offset by new awards granted in 2011. The Perkins senior profit interest awards have a formula-driven terminal value based on revenue growth and relative investment performance of investment products managed by Perkins.

Depreciation and amortization expense decreased $1.7 million, or 17.3%, primarily as a result of lower amortization of deferred commissions from a decrease in sales of certain mutual fund shares.

General, administrative and occupancy expenses declined $16.1 million, or 38.9%, primarily due to $13.6 million of client reimbursements related to two significant fund administrative errors in the third quarter 2010.

Interest expense declined $2.9 million, or 18.2%, primarily as a result of a 25 basis point decrease in the interest rates payable on all of JCG’s senior notes, excluding the convertible senior notes, as a result of Standard & Poor’s (“S&P”) Rating Service increasing JCG’s credit rating to BBB- on January 10, 2011.

Net investment losses totaling $23.4 million for the three months ended September 30, 2011 include a $12.8 million loss from mark-to-market adjustments on the mutual fund share award economic hedge and $21.6 million of mark-to-market losses on trading securities. The mark-to-market losses on trading securities were partially offset by $13.1 million of gains generated by an economic hedging strategy implemented in late 2008, covering the majority of seed capital. The hedging strategy utilizes futures contracts to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seed capital investments. JCG may modify or discontinue the hedging strategy at any time.

JCG’s income tax provision for the three months ended September 30, 2011 and 2010 includes the reversal of $4.0 million and $14.1 million of income tax contingency reserves, respectively, as a result of the expiration of statutes of limitations, creating a net tax benefit of $2.5 million and $9.0 million, respectively.

Noncontrolling interests in net income decreased from $2.9 million to negative $0.1 million primarily due to $2.8 million of losses associated with the noncontrolling interest in consolidated investment products, partially offset by higher Perkins earnings.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Revenues

Investment management fees increased $37.5 million, or 6.1%, primarily as a result of the 5.2% increase in average assets under management driven by favorable market conditions in the fourth quarter 2010 and first half of 2011. Revenue increased at a higher rate than average assets due to a product mix shift towards higher yielding products.

The decrease in performance fee revenue from $14.1 million to negative $2.5 million was primarily due to negative performance fees earned on certain mutual funds driven by a decline in performance combined with the impact of the additional mutual funds which became subject to performance fees in 2011.

Expenses

Long-term incentive compensation decreased $7.5 million, or 12.5%, primarily as a result of the vesting of awards granted in previous years and a decline of $4.6 million in expense related to Perkins senior profit interest awards, partially offset by new awards granted in 2011 and a $1.6 million mark-to-market adjustment for changes in fair value of mutual fund share awards. Long-term incentive awards granted during 2011 totaled $62.5 million and will generally be recognized ratably over a four-year period.

Marketing and advertising declined $7.5 million, or 26.8%, primarily due to $9.1 million of fund proxy costs included in the prior year period for the election of the mutual fund trustees for JCG’s domestic mutual funds.

Depreciation and amortization expense decreased $4.1 million, or 13.9%, primarily as a result of lower amortization of deferred commissions from a decrease in sales of certain mutual fund shares.

General, administrative and occupancy expenses declined $15.5 million, or 15.8%, primarily due to $13.6 million of client reimbursements related to two significant fund administrative errors in the third quarter 2010.

Interest expense declined $8.0 million, or 16.9%, primarily as a result of a 25 basis point decrease in the interest rates payable on all of JCG’s senior notes, excluding the convertible senior notes, as a result of S&P increasing JCG’s credit rating to BBB- on January 10, 2011.

Net investment losses totaling $23.1 million for the nine months ended September 30, 2011 include an $11.3 million loss from mark-to-market adjustments on the mutual fund share award economic hedge and $19.1 million of mark-to-market losses on trading securities. The mark-to-market losses on trading securities were partially offset by $8.4 million of gains generated by an economic hedging strategy implemented in late 2008, covering the majority of seed capital. The hedging strategy utilizes futures contracts to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seed capital investments. JCG may modify or discontinue the hedging strategy at any time.

JCG recognized a $9.9 million net loss on early extinguishment of debt in the first quarter 2011 as a result of exercising its call right on the 6.250% Senior Notes. Under the terms of the call, JCG was required to pay the present value of the principal and interest that would have been paid if the debt had remained outstanding through its scheduled maturity.

JCG’s income tax provision for the nine months ended September 30, 2011 and 2010 includes the reversal of $4.0 million and $14.1 million of income tax contingency reserves, respectively, as a result of the expiration of statutes of limitations, creating a net tax benefit of $2.5 million and $9.0 million, respectively.

Goodwill and Unamortized Intangible Assets

Due to declines in JCG’s stock price and overall market conditions during the third quarter 2011, the Company undertook a review for potential impairment of goodwill and unamortized intangible assets and concluded that no impairment exists at September 30, 2011. In the event that global market conditions and JCG’s results of operations continue to deteriorate, further analysis will be undertaken which may result in a material impairment charge.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data for the nine months ended September 30, 2011 and 2010 is as follows (in millions):

	2011	2010
Cash flows provided by (used for):
Operating activities	$150.3	$144.9
Investing activities	54.8	(129.7)
Financing activities	(248.9)	(51.9)
Net change in cash and cash equivalents	(43.8)	(36.7)
Balance beginning of period	373.2	324.7
Balance end of period	$329.4	$288.0

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

Cash provided by investing activities for the nine months ended September 30, 2011, includes purchases, sales and maturities of investments as well as economic hedging and vesting of mutual fund share awards. Purchases of investments totaling $158.2 million include $93.0 million from the seeding of new investment products in the second quarter 2011. Sales and maturities of investments totaling $218.0 million include the maturity of $93.1 million of U.S. Treasury notes, which were purchased in the second quarter 2010 and matured in August 2011, and proceeds of $32.6 million from the disposal of structured investment vehicle securities in the first quarter 2011. Cash used for investing activities for the comparable prior year period primarily represents $121.7 million for the net purchase of investments.

Cash used for financing activities for the nine months ended September 30, 2011, primarily represents the repayment of $213.1 million principal amount of long-term debt for $223.0 million, $12.1 million of distributions to noncontrolling interests and $18.6 million of dividends paid to stockholders. Cash used for financing activities for the comparable prior year period primarily represents $31.4 million for the purchase of an additional 3% interest in INTECH combined with $12.2 million of distributions to noncontrolling interests and $7.4 million of dividends paid to stockholders.

Uses of Cash

Expected short-term uses of cash include ordinary operating expenditures, dividend payments, income tax payments, and interest and principal payments on outstanding debt. JCG may from time to time use available cash for acquisitions and for general corporate purposes. In addition, JCG may repurchase its outstanding debt securities and common stock through cash purchases, in open market transactions, privately negotiated transactions, tender offers or otherwise. JCG has not repurchased any of its common stock since 2008 and any future stock repurchases would require authorization from the Board of Directors, which could be provided at any time at the discretion of the Board of Directors. Any repurchases of debt securities or common stock will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Dividend

On October 18, 2011, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share, payable on November 14, 2011, to stockholders of record on October 31, 2011. This quarterly rate represents an annualized dividend payout of $0.20 per share of common stock. The first and second 2011 quarterly dividends were paid on May 13, 2011 and August 12, 2011, respectively, to stockholders of record at the close of business on May 2, 2011, and July 29, 2011, respectively. Subject to the declaration by the Board of Directors, the next regular quarterly cash dividend of $0.05 per share will be paid on February 14, 2012, to stockholders of record at the close of business on February 3, 2012.

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investors Service, Inc. (“Moody’s”) from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If the interest rate has been adjusted upward as a result of either Moody’s or S&P decreasing its rating, then for each level of a subsequent rating increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. Subsequent to the retirement of the 5.875% Senior Notes on September 15, 2011, for each 25 basis point increase or decrease, JCG’s interest expense will now increase or decrease by approximately $1.1 million on an annualized basis. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 (or higher) by Moody’s and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. S&P increased JCG’s credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rate payable on all of JCG’s senior notes, excluding the convertible senior notes.

Other Sources of Liquidity

Shelf Registration

The Company has an effective Shelf Registration Statement with the SEC that allows it to offer for sale an indeterminate amount of preferred stock and additional common stock and debt securities.

Credit Facility

At September 30, 2011, JCG had a $100 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, the financing leverage ratio could not exceed 4.00x and the interest coverage ratio must have equaled or exceeded 3.50x. The breach of these financial covenants would have resulted in a default under the Credit Facility and would have prevented JCG from borrowing under the Credit Facility. In addition, long-term assets under management must have exceeded $100.0 billion. At September 30, 2011, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility.

The covenants and the calculation of the ratios, as defined in the Credit Facility, were as follows (in millions):

Last Four
Quarters Ended
September 30, 2011

Net income attributable to JCG	$173.1
Add back:
Interest expense	55.2
Income tax provision	88.9
Depreciation and amortization	35.0
Noncash amortization of long-term incentive compensation	75.6
Unrealized gains or losses on investments	(11.7)
Other nonrecurring cash charges	3.4
Noncash gain on sale of SIV securities	(5.8)
Cash paid for deferred commissions and mutual fund share awards	(41.0)
Adjusted net income	$372.7

Debt (including capital leases and letters of credit)	$594.6

Leverage Ratio (debt divided by adjusted net income)	1.60
Cannot exceed 4.00

Interest Coverage Ratio (adjusted net income divided by last four quarters interest expense)	6.8
Must equal or exceed 3.50

Minimum assets under management
Ending long-term assets under management (in billions)	$139.5
Must exceed $100.0 billion

On October 14, 2011, JCG entered into a three-year, $250 million, unsecured, revolving credit facility (the “new Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The New Credit Facility replaces the above Credit Facility, which expired on October 3, 2011. Under the new Credit Facility, the financing leverage ratio cannot exceed 3.00x and the interest coverage ratio must equal or exceed 4.00x.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.     Controls and Procedures

As of September 30, 2011, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Messrs. Weil and Koepfgen concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2011 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I, Item 1. Financial Statements, Note 12 — Litigation and Other Regulatory Matters.

Item 1A.     Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

JCG has not repurchased any of its common stock since the third quarter 2008, and any future stock repurchases would require authorization from the Board of Directors, which could be provided at any time at the Board of Director’s discretion. JCG does not repurchase stock from employees under a withholding program to cover taxes. Tax withholdings on vesting employee stock-based compensation are satisfied by selling shares in the open market.

Item 6.     Exhibits

10.1	Janus Capital Variable Compensation Program, dated July 1, 2011

10.2	$250 Million, Three-Year Senior Unsecured Revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, dated October 14, 2011

10.3	Transition Agreement and Legal Release, dated as of July 15, 2011, between Janus Management Holdings Corporation and Gregory A. Frost

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: October 26, 2011

Janus Capital Group Inc.

/s/ Richard M. Weil
Richard M. Weil,
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Bruce L. Koepfgen
Bruce L. Koepfgen,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan A. Hughes
Brennan A. Hughes,
Vice President and
Controller
(Principal Accounting Officer)

JANUS CAPITAL GROUP INC.

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.

10.1	Janus Capital Variable Compensation Program, dated July 1, 2011	10

10.2	$250 Million, Three-Year Senior Unsecured Revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, dated October 14, 2011	10

10.3	Transition Agreement and Legal Release, dated as of July 15, 2011, between Janus Management Holdings Corporation and Gregory A. Frost	10

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31

31.2	Certification of Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101.INS	XBRL Insurance Document	101

101.SCH	XBRL Taxonomy Extension Schema Document	101

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101