Form 10-K
period 2011-12-31
JANUS CAPITAL GROUP INC
filed 2012-02-27
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 001-15253

Janus Capital Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1804048 (I.R.S. Employer Identification No.)
151 Detroit Street, Denver, Colorado (Address of principal executive offices)	80206 (Zip Code)

(303) 333-3863
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $ 0.01 Per Share Par Value	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2011, the aggregate market value of common equity held by non-affiliates was $1,760,915,086. As of February 22, 2012, there were 188,397,957 shares of the Company's common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated
Company's Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders	Part III

JANUS CAPITAL GROUP INC.
2011 FORM 10-K ANNUAL REPORT

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") may make other written and oral communications from time to time (including, without limitation, in the Company's 2011 Annual Report to Stockholders) that contain such statements. Forward-looking statements include statements as to industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of Company management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1A, Risk Factors, and elsewhere in this report and other documents filed or furnished by JCG from time to time with the Securities and Exchange Commission. JCG cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Except to the extent of the Company's ongoing obligations under applicable securities law and stock exchange rules, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 1.    BUSINESS

Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") provide investment management, administration, distribution and related services to individual and institutional investors through mutual funds, other pooled investment vehicles, separate accounts and subadvised relationships (collectively referred to as "investment products") in both domestic and international markets. Over the last several years, JCG has expanded its business to become a more diversified manager with increased investment product offerings and distribution capabilities. JCG offers three distinct types of investment advisory services, including fundamental equity (includes growth and core equity, global and international equity, and value investment disciplines), fixed income and mathematical equity, through its three primary subsidiaries, Janus Capital Management LLC ("Janus"), INTECH Investment Management LLC ("INTECH") and Perkins Investment Management LLC ("Perkins"). Each of JCG's primary subsidiaries specializes in specific investment styles and disciplines. JCG's investment products are distributed through three channels: retail intermediary, institutional and international. Each distribution channel focuses on specific investor groups and the unique requirements of each group. As of December 31, 2011, JCG managed $148.2 billion of assets for shareholders, clients and institutions around the globe.

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements. Certain investment products are also subject to performance fees, which vary based on a product's relative performance as compared to a benchmark index and the level of assets subject to such fees. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG's operating results.

Subsidiaries

Janus

Janus considers itself a leader in U.S. and global equity investing, beginning with the launch of the Janus Fund over 40 years ago. Janus offers growth and core equity, global and international equity, as well as balanced, fixed income and retail money market investment products. Janus' investment teams take a long-term view and use a bottom-up, company-by-company investment approach to gain a differentiated view in the marketplace. Janus believes its depth of research, experienced portfolio managers and analysts, willingness to make concentrated investments when Janus believes it has a research edge and commitment to delivering strong long-term results for its investors differentiate Janus from its competitors.

During 2011, Janus continued to further diversify its business through the build-out of the fixed income franchise, ending 2011 with more than $20 billion of fixed income assets under management for the first time in the Company's history. At December 31, 2011, Janus managed $88.7 billion of long-term assets and $1.5 billion of money market assets, or 61% of total Company assets under management.

INTECH

INTECH has managed institutional portfolios since 1987, establishing one of the industry's longest continuous performance records of mathematical equity investment strategies. INTECH's unique investment process is based on a mathematical theorem that seeks to add value for clients by capitalizing on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a specified benchmark index while controlling risks and trading costs. At December 31, 2011, INTECH managed $39.9 billion, or 27% of total Company assets under management.

Perkins

Perkins has managed value-disciplined investment products since 1980, focusing on building diversified portfolios of what it believes to be high-quality, undervalued stocks with favorable reward characteristics. With its fundamental research and careful consideration for risk, Perkins has established a reputation as a leading value manager. Perkins offers value-disciplined investment products, including small, mid and large cap and global value investment products. At December 31, 2011, Perkins managed $18.1 billion, or 12% of total Company assets under management.

Distribution Channels

Retail Intermediary Channel

The retail intermediary channel serves financial intermediaries and retirement platforms in the U.S., which include asset managers, banks and trusts, broker-dealers, independent planners, third-party 401(k) administrators and insurance companies. In addition, this channel serves existing individual investors who access JCG's investment products through mutual fund supermarkets.

Assets in the advisory subchannel, a component of the retail intermediary channel, have more than tripled since 2004 and totaled $23.8 billion at December 31, 2011. Significant investments have been made in strengthening the Company's presence in the advisory subchannel over the last several years, doubling the number of external and internal wholesalers, focusing on technology and building out robust home office coverage, including a dedicated analyst relations team. Overall assets in the retail intermediary channel totaled $96.5 billion, or 65% of total Company assets under management, at December 31, 2011.

Institutional Channel

The institutional channel serves corporations, endowments, foundations, Taft-Hartley funds and public fund clients and focuses on distribution direct to the plan sponsor and through consulting relationships. Investors in the institutional channel often rely on advice from third-party consultants. The institutional channel operates in the U.S. market. Accordingly, JCG has assembled a consultant relations team dedicated to providing information and services to institutional consultants. Although the current asset base in this channel is weighted heavily toward INTECH's mathematical products, the Company is striving for increased penetration of Janus equity and fixed income strategies as well as Perkins products. Assets in the institutional channel totaled $36.4 billion, or 25% of total Company assets under management, at December 31, 2011.

International Channel

The international channel primarily serves professional retail investors outside of the U.S., including central and local government pension plans, corporate pension plans, multi-managers, insurance companies and private banks. International products are offered through separate accounts, subadvisory relationships and Janus Capital Funds Plc, a Dublin-domiciled trust. During 2011, JCG continued to strategically expand global distribution and product capabilities in the international channel. Assets in the international channel totaled $15.3 billion, or 10% of total Company assets under management, at December 31, 2011.

COMPETITION

The investment management industry is relatively mature and saturated with competitors that provide services similar to JCG. As such, JCG encounters significant competition in all areas of its business. JCG competes with other investment managers, mutual fund advisers, brokerage and investment banking firms, insurance companies, hedge funds, venture capitalists, banks and other financial institutions, many of which are larger, have proprietary access to certain distribution channels, have a broader range of product choices and investment capabilities, and have greater capital resources. Additionally, the marketplace for investment products is rapidly changing; investors are becoming more sophisticated; the demand for and access to investment advice and information are becoming more widespread; and more investors are demanding investment vehicles that are customized to their personal requirements.

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

REGULATION

The U.S. Securities and Exchange Commission (the "SEC") is the federal agency generally responsible for administering the U.S. federal securities laws. The investment management industry is subject to extensive federal, state and international laws and regulations intended to benefit or protect the shareholders of investment products such as those managed by JCG's subsidiaries and advisory clients of JCG subsidiaries. The costs of complying with such laws and regulations have significantly increased and may continue to contribute significantly to the costs of doing business as an investment adviser. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of businesses such as JCG's, and to impose sanctions for failure to comply with the laws and regulations. Possible consequences or sanctions for such failure to comply include, but are not limited to, voiding of investment advisory and subadvisory agreements, the suspension of individual employees (particularly investment management and sales personnel), limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, disgorgement of profits, and censures and fines. Further, such laws and regulations may provide the basis for civil litigation that may also result in significant costs and reputational harm to covered entities such as JCG.

The Investment Advisers Act of 1940

Certain subsidiaries of JCG are registered investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") and, as such, are regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and pervasive obligations, including, among others, recordkeeping requirements, operational procedures, registration and reporting requirements, and disclosure obligations. Certain subsidiaries of JCG are also registered with regulatory authorities in various states and foreign countries, and thus are subject to the oversight and regulation by such states' and countries' regulatory agencies.

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

ERISA

Certain JCG subsidiaries are also subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and related regulations to the extent they are considered "fiduciaries" under ERISA with respect to some of their clients. ERISA, related provisions of the Code, and regulations issued by the U.S. Department of Labor impose duties on persons who are fiduciaries under ERISA and prohibit some transactions involving the assets of each ERISA plan that is a client of a JCG subsidiary as well as some transactions by the fiduciaries (and several other related parties) to such plans.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act enacted numerous legal and regulatory changes for the financial services industry. Many provisions of the Dodd-Frank Act are subject to rulemaking by the SEC and other agencies and will take effect over several years. The regulations affect, among other things, corporate governance, including proxy access by shareholders and "say-on-pay" with respect to executive compensation. The Company will continue to review and evaluate the Dodd-Frank Act and the extent of its impact on its business as the various rules and regulations required for implementation continue to be adopted.

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

EMPLOYEES

As of December 31, 2011, JCG had 1,125 full-time employees. None of these employees are represented by a labor union.

AVAILABLE INFORMATION

Copies of JCG's filings with the SEC can be obtained from the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information can be obtained about the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

•
Redemptions and other withdrawals.  Investors, in response to adverse market conditions, inconsistent investment performance, the pursuit of other investment opportunities or other factors, may reduce their investments in specific JCG investment products or in the market segments in which JCG's investment products are concentrated.

•
Operations in international markets.  The investment products managed by JCG may have significant investments in international markets that are subject to risk of loss from political or diplomatic developments, government policies, civil unrest, currency fluctuations and changes in legislation related to foreign ownership. International markets, particularly emerging markets, which are often smaller and may not have the liquidity of established markets, may lack established regulations and may experience significantly more volatility than established markets.

•
Relative investment performance.  JCG's investment products are often judged on their performance as compared to benchmark indices, peer groups or on an absolute return basis. Any period of underperformance of investment products may result in the loss of existing assets and impact JCG's ability to attract new assets. In addition, approximately 42% of the Company's assets under management at December 31, 2011, are subject to performance fees. Performance fees are based on each product's investment performance as compared to an established benchmark index over a specified period of time. If investment products subject to performance fees underperform their respective benchmark index for a defined period, JCG's revenues and thus results of operations may be adversely impacted. In addition, performance fees subject JCG's revenues to increased volatility.

JCG's results are dependent on its ability to attract and retain key personnel.

The investment management business is highly dependent on the ability to attract, retain and motivate highly skilled and often highly specialized technical, executive, sales and investment management personnel. The market for investment and sales professionals is extremely competitive and is increasingly characterized by the frequent movement of portfolio managers, analysts and salespersons among different firms. Any changes to management structure, shifts in corporate culture, changes to corporate governance authority, or adjustments or reductions to compensation could impact JCG's ability to retain key personnel and could result in legal claims. If JCG is unable to retain key personnel, it could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

JCG is dependent upon third-party distribution channels to access clients and potential clients.

JCG's ability to market and distribute its investment products is significantly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, broker-dealers, banks and other distribution channels. These companies generally offer their clients various investment products in addition to, and in competition with, JCG. Further, the private account business uses referrals from financial planners, investment advisers and other professionals. JCG cannot be certain that it will continue to have access to these third-party distribution channels or have an opportunity to offer some or all of its investment products through these channels. In addition, JCG's existing relationships with third-party distributors and access to new distributors could be adversely impacted by recent consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing JCG's investment products or increased competition to access third-party distribution channels. The inability to access clients through third-party distribution channels could adversely affect JCG's business prospects, ability to attract and retain assets under management, results of operations and financial condition.

INTECH's investment process is highly dependent on key employees and proprietary software.

INTECH's investment process is based on complex and proprietary mathematical models that seek to outperform various indices by capitalizing on the volatility in stock price movements while controlling trading costs and overall risk relative to the index. The maintenance of such models for current products and the development of new products are highly dependent on certain key INTECH employees. If INTECH is unable to retain key personnel or properly transition key personnel responsibilities to others, or if the mathematical investment strategies fail to produce the intended results, INTECH may not be able to maintain its historical level of investment performance, which could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

The regulatory environment in which JCG operates has changed and may continue to change.

JCG may be adversely affected as a result of new or revised legislation or regulations, or by changes in the interpretation or enforcement of existing laws and regulations. The costs and burdens of compliance with these and other new reporting and operational requirements and regulations have increased significantly and may continue to increase the cost of operating mutual funds and other investment products, which could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition. (See Part I, Item 1, Business — Regulation, of this Annual Report on Form 10-K.)

Any damage to JCG's reputation could harm its business and lead to a loss of assets under management, revenues and net income.

JCG's reputation is critical to the success of its business. If the Company's reputation is harmed, it could impede its ability to attract and retain customers and key personnel, and could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

JCG's business may be vulnerable to failures or breaches in support systems and customer service functions.

The ability to consistently and reliably obtain securities pricing information, process shareowner transactions and provide reports and other customer service to the shareowners of funds and other investment products managed by JCG, as well as the protection of confidential information maintained by the Company, is essential to JCG's operations. Any delays, errors or inaccuracies in obtaining pricing information, JCG's ability to price illiquid or thinly traded securities without readily obtainable market quotes, processing shareowner transactions or providing reports, and any other inadequacies in other customer service functions could alienate customers, result in financial loss and potentially give rise to claims against JCG. If this were to occur, it could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

JCG's customer service capabilities as well as JCG's ability to obtain prompt and accurate securities pricing information and to process shareowner transactions and reports are dependent on communication and information systems and services provided by third-party vendors. JCG's established disaster recovery plans could suffer failures or interruptions due to various natural or man-made causes, and the backup procedures and capabilities may not be adequate to avoid extended interruptions. Additionally, JCG places significant reliance on its automated systems, thereby increasing the related risks if such systems were to fail. A failure of these systems could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

In addition, JCG maintains confidential information relating to its clients and business operations. JCG's systems could be infiltrated by unauthorized users or damaged by computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Such disclosure could be detrimental to JCG's reputation and lead to legal claims, regulatory action, increased costs or loss of revenue, among other things.

JCG's business is dependent on investment advisory agreements that are subject to termination, non-renewal or reductions in fees.

JCG derives revenue from investment advisory agreements with mutual funds and other investment products. The termination of or failure to renew one or more of these agreements or the reduction of the fee rates applicable to such agreements could have a material adverse effect on JCG's revenues and profits, and ability to attract and maintain assets under management. With respect to investment advisory agreements with mutual funds, these agreements may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the 1940 Act), and must be approved and renewed annually by the independent members of each fund's board of directors or trustees, or its shareowners, as required by law. In addition, the board of directors or trustees of certain funds and separate accounts generally may terminate these investment advisory agreements upon written notice for any reason and without penalty.

JCG's indebtedness could adversely affect its financial condition and results of operations.

JCG's indebtedness could limit its ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt servicing requirements or other purposes. Debt servicing requirements will increase JCG's vulnerability to adverse economic, market and industry conditions; limit JCG's flexibility in planning for or reacting to changes in business operations or to the asset management industry overall; and place JCG at a disadvantage in relation to competitors that have lower debt levels. In addition, all of JCG's outstanding debt, excluding its convertible debt, is subject to an increase in interest rates in the event of a credit rating downgrade by either Standard & Poor's ("S&P") Rating Service or Moody's Investors Service, Inc. ("Moody's"). Certain of JCG's indebtedness is also subject to repurchase at 101% of the principal balance if the Company experiences a change of control, and in connection therewith, the applicable notes become rated below investment grade. (See Part II, Item 8, Financial Statements and Supplementary Data, Note 7 — Debt, of this Annual Report on Form 10-K.) Any or all of the above events and factors could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

JCG is involved in various legal proceedings and regulatory matters and may be involved in such proceedings in the future.

JCG is involved in various matters, including litigation and other regulatory matters, some of which seek specified or unspecified compensatory and punitive damages, and JCG may be involved in additional matters in the future. Any settlement or judgment on the merits of such matters could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

Additionally, JCG has and may in the future receive requests for information in connection with certain investigations or proceedings from various governmental and regulatory authorities. These requests may result in increased costs or reputational harm to the Company, which may cause lower sales and increased redemptions.

JCG operates in a highly competitive environment and its current fee structure may be reduced.

The investment management business is highly competitive and has relatively low barriers to entry. JCG's current fee structure may be subject to downward pressure due to these factors. Moreover, in recent years there has been a trend toward lower fees in the investment management industry. Fee reductions on existing or future new business as well as changes in regulations pertaining to its fee structure could adversely affect JCG's results of operations and financial condition.

JCG has a significant level of goodwill and intangible assets that are subject to annual impairment review.

Goodwill and intangible assets totaled $1.8 billion at December 31, 2011. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients and unfavorable economic conditions. JCG has recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. JCG reviews the carrying value of intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of its intangible assets may be below their carrying value. JCG evaluates the value of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should a review indicate impairment, a write-down of the carrying value of the intangible asset could occur, resulting in a non-cash charge that may, in turn, adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

JCG's headquarters are located in Denver, Colorado. JCG leases office space from non-affiliated companies for administrative, investment and shareowner servicing operations in Denver, Glendale and Aurora, Colorado; Chicago, Illinois; Princeton, New Jersey; West Palm Beach, Florida; London; Paris; Milan; Munich; Singapore; Hong Kong; Tokyo; and Melbourne.

In the opinion of management, the space and equipment owned or leased by the Company are adequate for existing operating needs.

ITEM 3.    LEGAL PROCEEDINGS

The information set forth in response to Item 103 of Regulation S-K under "Legal Proceedings" is incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, Note 16 — Litigation and Other Regulatory Matters, of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

JCG Common Stock

JCG's common stock is traded on the New York Stock Exchange ("NYSE") (symbol: JNS). The following table sets forth the high and low sale prices as reported on the NYSE composite tape for each completed quarter since January 1, 2010.

	2011		2010
Quarter	High	Low	High	Low
First	$14.54	$11.56	$15.00	$11.66
Second	$12.68	$8.79	$15.72	$8.88
Third	$10.12	$5.92	$11.08	$8.81
Fourth	$7.32	$5.63	$13.11	$10.44

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of JCG's common stock over the five-year period ending December 30, 2011, the last trading day of 2011, and compares it to the cumulative total return on the S&P 500 Index and the S&P Diversified Financials Index. The comparison assumes a $100 investment on December 31, 2006, in JCG's common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of JCG's common stock.

On December 31, 2011, there were 3,017 holders of record of JCG's common stock.

The payment of cash dividends is within the discretion of JCG's Board of Directors and will depend on many factors, including, but not limited to, JCG's results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements. On January 24, 2012, JCG's Board of Directors declared a regular quarterly cash dividend of $0.05 per share, which was paid on February 21, 2012, to stockholders of record at the close of business on February 6, 2012. This quarterly rate represents an annualized dividend payout of $0.20 per share of common stock. The following $0.05 per share quarterly cash dividends were paid during 2011:

Record Date	Payment Date
May 2, 2011	May 13, 2011
July 29, 2011	August 12, 2011
October 31, 2011	November 14, 2011

JCG declared an annual $0.04 per share dividend in the second quarter 2010 and 2009.

Common Stock Repurchases

JCG's Board of Directors authorized five separate $500 million share repurchase programs beginning in July 2004 with the most recent authorization in July 2008. As of December 31, 2011, $521.2 million is available under the current authorizations. JCG has not repurchased any of its common stock since 2008. Any repurchases of debt securities or common stock will depend on prevailing market conditions, the Company's liquidity requirements, contractual and legal restrictions, and other factors.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in millions, except operating data and per share data)
Income Statement:
Revenues (1)	$981.9	$1,015.7	$848.7	$1,037.9	$1,117.0
Operating expenses (2)	670.1	734.1	1,526.2	704.8	767.7

Operating income (loss)	311.8	281.6	(677.5)	333.1	349.3
Interest expense (3)	(51.0)	(63.2)	(74.0)	(75.5)	(58.8)
Other, net (4)	(18.1)	26.6	(4.7)	(50.8)	32.4
(Loss) gain on early extinguishment of debt (5)	(9.9)	—	5.8	—	—
Income tax provision	(79.4)	(76.4)	6.3	(68.8)	(116.4)
Equity in earnings of unconsolidated affiliates	—	—	—	9.0	7.2

Income (loss) from continuing operations	153.4	168.6	(744.1)	147.0	213.7

Discontinued operations (6)	—	—	—	(1.5)	(75.7)

Net income (loss)	153.4	168.6	(744.1)	145.5	138.0
Noncontrolling interests	(10.5)	(8.7)	(13.0)	(8.6)	(21.7)

Net income (loss) attributable to JCG	$142.9	$159.9	$(757.1)	$136.9	$116.3

Basic earnings (loss) per share attributable to JCG common shareholders (7)
Income (loss) from continuing operations	$0.78	$0.89	$(4.55)	$0.87	$1.09
Discontinued operations	—	—	—	(0.01)	(0.43)

Net income (loss)	$0.78	$0.89	$(4.55)	$0.86	$0.66

Diluted earnings (loss) per share attributable to JCG common shareholders (7)
Income (loss) from continuing operations	$0.78	$0.88	$(4.55)	$0.86	$1.07
Discontinued operations	—	—	—	(0.01)	(0.42)

Net income (loss)	$0.78	$0.88	$(4.55)	$0.85	$0.65

Dividends declared per share	$0.15	$0.04	$0.04	$0.04	$0.04
Balance Sheet (as of December 31):
Total assets	$2,644.0	$2,726.8	$2,530.3	$3,336.7	$3,564.1
Long-term debt	$595.2	$586.7	$792.0	$1,106.0	$1,127.7
Other long-term liabilities	$465.5	$453.3	$438.5	$450.5	$470.0
Redeemable noncontrolling interests	$85.4	$82.8	$101.1	$106.8	$245.8
Operating data (in billions):
Year-end assets under management	$148.2	$169.5	$159.7	$123.5	$206.7
Average assets under management	$162.3	$160.7	$134.5	$174.2	$190.4
Long-term net flows (8)	$(12.2)	$(10.8)	$0.9	$(0.6)	$9.8

(1)
Revenues generally vary with average assets under management. However, revenues also include performance fees, which vary with relative investment performance and the amount of assets subject to such fees. Beginning in 2007, certain mutual funds became subject to performance fees. Mutual fund performance fees represent up to a positive or negative 15 basis point adjustment to the base management fee. JCG incurred negative $20.9 million of performance fees from mutual funds during the year ended December 31, 2011, as a result of underperformance compared to the mutual funds' respective benchmarks. JCG earned positive $11.0 million and $16.5 million of performance fees from mutual funds during the years ended December 31, 2010 and 2009, respectively, and positive $11.2 million of performance fees from mutual funds during each of the years ended December 31, 2008 and 2007.

(2)
Operating expenses include impairments, restructuring, legal fees and settlement costs (net of insurance recoveries). Impairment charges are related to goodwill, mutual fund advisory contracts, terminated investment management relationships with assigned intangible values and facility closures. Impairment charges and legal costs (net of insurance recoveries) totaled $856.7 million and $31.4 million, respectively, in 2009.

(3)
In July 2009, JCG completed concurrent common stock and convertible senior notes offerings ("July 2009 issuance of convertible senior notes"). In August 2009, the combined proceeds of the common stock and convertible senior notes offerings, together with available cash, were used to repurchase a $443.3 million aggregate principal amount of the Company's outstanding 2011, 2012 and 2017 senior notes in a tender offer ("August 2009 tender offer"). Interest expense for 2010 declined primarily as a result of the August 2009 tender offer, partially offset by interest expense associated with the July 2009 issuance of convertible senior notes. During the fourth quarter 2010, JCG exercised its call right on the $120.9 million carrying value of the 6.250% Senior Notes and retired the notes in January 2011. Interest expense for 2008 increased from 2007 as a result of issuing $748.4 million of additional debt in 2007.

(4)
Net gains (losses) on trading securities of $(7.9) million, $7.1 million, $10.6 million, $(41.1) million and $17.6 million were recognized in earnings for 2011, 2010, 2009, 2008 and 2007, respectively. Net investment gains in 2010 include the $14.3 million cumulative effect of correcting the accounting for JCG's hedge on mutual fund share awards. In addition, JCG recognized impairment charges of $5.2 million on available-for-sale securities in 2009 and $21.0 million and $18.2 million in 2008 and 2007, respectively, associated with structured investment vehicle ("SIV") securities acquired from money market funds advised by Janus in 2007. In the fourth quarter 2010, JCG sold the SIV securities and recognized a $5.8 million net gain. During 2007, JCG classified certain investment securities as trading.

(5)
During 2009, JCG recognized a $5.8 million net gain on early extinguishment of debt related to the repurchase of a portion of the Company's outstanding 2011, 2012 and 2017 senior notes in a tender offer. During the first quarter 2011, JCG recognized a $9.9 million net loss on early extinguishment of debt as a result of JCG exercising its call right on the $120.9 million carrying value of the 6.250% Senior Notes which were retired on January 14, 2011. Under the terms of the call, JCG was required to pay the present value of interest that would have been paid if the debt had remained outstanding through scheduled maturity.

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

(8)
Long-term net flows represent total Company net sales and redemptions, excluding money market assets. Money market flows have been excluded due to the short-term nature of such investments.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2011 SUMMARY

JCG finished 2011 with assets under management of $148.2 billion, a decrease of 12.6% from 2010, as a result of long-term net outflows combined with market volatility. Long-term net outflows of $12.2 billion in 2011 were primarily driven by performance challenges in certain fundamental equity investment products.

Five-year investment performance remained strong across all strategies. Short-term investment performance for fundamental equity and fixed income strategies has improved while three-year performance metrics across all strategies have declined.

Net income attributable to JCG for 2011 totaled $142.9 million, or $0.78 per diluted share, compared with net income of $159.9 million, or $0.88 per diluted share, for 2010.

During 2011, JCG made significant progress on a number of strategic priorities, including:

•
Further diversification of the business through continued build-out of the fixed income franchise, with more than $20 billion of fixed income assets under management at the end of 2011, an increase of 35% from 2010.

•
Strategic expansion of distribution capabilities through the build-out of JCG's institutional and international channels.

•
Expansion of product offerings with the launch of approximately $120 million of U.S. and non-U.S. products across the equity, fixed income and alternative disciplines.

•
Achievement of JCG's long-term goal of operating margins in excess of 30%, with full-year operating margin of 31.8%.

Looking forward to 2012, JCG is focused on controlling expenses while continuing to invest in the business for long-term growth as the Company seeks to become more diversified and to continue to increase its global presence. JCG anticipates downward pressure on operating margins in 2012 as a result of expected negative mutual fund performance fees.

INVESTMENT PERFORMANCE

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices. JCG's relative investment performance is as follows:

•
56% of the Company's complex-wide mutual funds have a 4- or 5-star Overall Morningstar RatingTM at December 31, 2011.

•
43%, 34% and 81% of complex-wide mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of December 31, 2011.

•
38%, 38% and 79% of the Company's fundamental equity mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of December 31, 2011.

•
80%, 5% and 100% of the Company's fixed income mutual fund assets ranked in the top half of their Lipper categories on a one-, three- and five-year total return basis, respectively, as of December 31, 2011.

•
75%, 43% and 69% of the Company's mathematical equity strategies surpassed their respective benchmarks, net of fees, over the one-, three- and five-year periods, respectively, as of December 31, 2011.

Assets Under Management

Valuation

The value of assets under management is derived from the cash and investment securities underlying JCG's investment products. Investment security values are determined using unadjusted or adjusted quoted market prices and independent third-party price quotes in active markets. For debt securities with maturities of 60 days or less, the amortized cost method is used to determine the value. Securities for which market prices are not readily available or are considered unreliable are internally valued using appropriate methodologies for each security type or by engaging third-party specialists. The value of the vast majority of the securities underlying JCG's investment products is derived from readily available and reliable market price quotations.

The pricing policies for mutual funds advised by JCG's subsidiaries (the "Funds") are established by the Funds' Independent Board of Trustees and are designed to test and validate fair value measurements. Responsibility for pricing securities held within separate and subadvised accounts may be delegated by the separate or subadvised client to JCG or another party.

Assets Under Management and Flows

Total Company assets under management decreased $21.3 billion, or 12.6%, from 2010, as a result of long-term net outflows of $12.2 billion and net market depreciation of $9.1 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets.

Fundamental equity long-term net outflows were $12.1 billion in 2011 compared with long-term net outflows of $4.3 billion in 2010. The increase in net outflows was primarily driven by underperformance in fundamental equity and lower demand for active equity strategies.

JCG continued to make progress toward building out its fixed income franchise, with positive long-term net inflows of $4.9 billion in 2011 compared to $4.0 billion in 2010.

Mathematical equity strategies continue to deliver positive relative investment performance, which led to a decline in redemptions in 2011. Mathematical equity long-term net outflows were $5.0 billion in 2011 compared with $10.5 billion in 2010.

The following table presents the components of JCG's assets under management (in billions):

	Year Ended December 31,
	2011	2010	2009
Beginning of period assets	$169.5	$159.7	$123.5
Long-term sales
Fundamental equity	20.8	26.1	21.9
Fixed income	10.7	8.5	5.7
Mathematical equity (1)	4.5	4.4	5.8
Long-term redemptions
Fundamental equity	(32.9)	(30.4)	(18.8)
Fixed income	(5.8)	(4.5)	(2.3)
Mathematical equity (1)	(9.5)	(14.9)	(11.4)

Long-term net flows (2)
Fundamental equity	(12.1)	(4.3)	3.1
Fixed income	4.9	4.0	3.4
Mathematical equity	(5.0)	(10.5)	(5.6)

Total long-term net flows	(12.2)	(10.8)	0.9
Net money market flows	—	(0.2)	(6.2)
Market/fund performance	(9.1)	20.8	41.5

End of period assets	$148.2	$169.5	$159.7

Average assets under management
Fundamental equity	$100.6	$102.1	$80.5
Fixed income	17.6	12.9	7.5
Mathematical equity	42.6	44.1	43.9
Money market	1.5	1.6	2.6

Total	$162.3	$160.7	$134.5

(1)
2011 gross sales and redemptions exclude the transfer of $1.1 billion within mathematical equity strategies in the first quarter 2011.

(2)
Excludes money market flows. Money market sales and redemptions are presented net on a separate line due to the short-term nature of the investments.

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

	Years ended December 31,
	2011	2010	2009
Growth/Core (1)
Beginning of period assets	$60.9	$60.9	$44.5
Sales	10.7	12.4	10.6
Redemptions	(18.7)	(18.6)	(11.5)

Net redemptions	(8.0)	(6.2)	(0.9)
Market/fund performance	(3.2)	6.2	17.3

End of period assets	$49.7	$60.9	$60.9

Global/International
Beginning of period assets	$27.9	$23.8	$14.1
Sales	4.8	6.0	4.7
Redemptions	(7.7)	(6.3)	(3.3)

Net sales (redemptions)	(2.9)	(0.3)	1.4
Market/fund performance	(6.6)	4.4	8.3

End of period assets	$18.4	$27.9	$23.8

Mathematical Equity (2)
Beginning of period assets	$44.1	$48.0	$42.4
Sales	4.5	4.4	5.8
Redemptions	(9.5)	(14.9)	(11.4)

Net redemptions	(5.0)	(10.5)	(5.6)
Market/fund performance	0.8	6.6	11.2

End of period assets	$39.9	$44.1	$48.0

Fixed Income (1)
Beginning of period assets	$15.3	$10.3	$5.5
Sales	10.7	8.5	5.7
Redemptions	(5.8)	(4.5)	(2.3)

Net sales	4.9	4.0	3.4
Market/fund performance	0.4	1.0	1.4

End of period assets	$20.6	$15.3	$10.3

Value
Beginning of period assets	$19.8	$15.0	$9.1
Sales	5.3	7.7	6.6
Redemptions	(6.5)	(5.5)	(4.0)

Net sales (redemptions)	(1.2)	2.2	2.6
Market/fund performance	(0.5)	2.6	3.3

End of period assets	$18.1	$19.8	$15.0

	Years ended December 31,
	2011	2010	2009
Money Market
Beginning of period assets	$1.5	$1.7	$7.9
Sales	1.0	0.8	3.6
Redemptions	(1.0)	(1.0)	(9.8)

Net redemptions	—	(0.2)	(6.2)
Market/fund performance	—	—	—

End of period assets	$1.5	$1.5	$1.7

(1)
Growth/core and fixed income assets have been reclassified to reflect a 50%/50% split of the Janus Balanced Fund between the two categories.

(2)
2011 gross sales and redemptions exclude the transfer of $1.1 billion within mathematical equity strategies in the first quarter 2011.

Revenues

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements. Certain investment products are also subject to performance fees, which vary based on a product's relative performance as compared to an established benchmark index over a specified period of time and the level of assets subject to such fees. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG's operating results. The following graph depicts the direct relationship between average assets under management and investment management revenues:

Results of Operations

2011 Compared to 2010

Investment management fees increased $9.7 million, or 1.2%, primarily as a result of the 1.0% increase in average assets under management.

Performance fee revenue is derived from certain mutual funds and separate accounts. The decrease in total performance fee revenue of $44.3 million was primarily due to negative performance fees incurred on certain mutual funds in 2011. These negative mutual fund performance fees totaled $20.9 million and were driven by underperformance compared to the mutual funds' respective benchmarks. Mutual fund performance fees represent up to a positive or negative 15 basis point adjustment to the base management fee.

At December 31, 2011, $54.7 billion and $7.6 billion of mutual fund and private account assets, respectively, were subject to performance fees. As approved by mutual fund shareholders in 2010, six additional mutual funds representing $29.7 billion of assets under management at December 31, 2011, became subject to performance fees in 2011, with the first fee adjustment for the impacted funds calculated in the second quarter 2011. Had these additional mutual fund assets been subject to performance fees for the full 12 months ended December 31, 2011, an incremental $57.7 million in negative performance fees would have been recognized in 2011.

Employee compensation and benefits decreased $19.6 million, or 6.2%, principally due to lower investment team incentive compensation as a result of lower profits and a change in the compensation plan. Effective July 1, 2011, JCG adopted a new investment team incentive compensation plan designed to link variable compensation to operating income. The previous investment team incentive compensation plan was linked to individual long-term investment performance and also tied the aggregate level of compensation to revenue.

Long-term incentive compensation decreased $20.1 million, or 24.2%, primarily due to a decline of $19.0 million from the vesting of awards granted in previous years and a decrease of $12.6 million in Perkins senior profits interest awards expense, which was driven by a decline in investment performance in 2011. The Perkins senior profits interest awards have a formula-driven terminal value based on revenue and relative investment performance of investment products managed by Perkins. (See discussion of Perkins senior profits interest awards on page 24.) The decrease in long-term incentive compensation was partially offset by $13.0 million of expense from new awards granted in 2011.

Long-term incentive awards granted during 2011 totaled $66.8 million and will generally be recognized ratably over a four-year period. Future long-term incentive amortization will also be impacted by the 2012 annual grant totaling $55.0 million, which will generally be recognized ratably over a four-year period. In addition to these awards, JCG granted $1.2 million in price-vesting units to its Chief Executive Officer on December 30, 2011. These price-vesting units comprise two tranches of $0.6 million each. The first tranche is subject to a stock price hurdle representing a 27% premium over the $6.31 closing price of the Company's common stock on the date of grant and the second tranche is subject to a stock price hurdle representing a 58% premium over the same closing price. Both tranches vest ratably over a four-year service period. To achieve each price hurdle, the Company's common stock must close at or above the prescribed price for 20 consecutive trading days at any time during the service period of the award. The units only vest if both the price hurdle and the service conditions are met. The price-vesting units award is required to be amortized using the graded-vesting method due to the underlying market conditions as represented by the stock price hurdles. In addition, the expense will be recognized irrespective of achieving the price hurdles provided service conditions are satisfied.

Marketing and advertising decreased $7.8 million, or 21.8%, primarily due to $9.1 million of fund proxy costs included in the prior year for the election of the mutual fund trustees for JCG's domestic mutual funds.

Depreciation and amortization expense decreased $5.8 million, or 14.8%, primarily as a result of lower amortization of deferred commissions from a decline in sales of certain mutual fund shares.

General, administrative and occupancy expense decreased $12.3 million, or 10.1%, primarily as a result of $13.6 million of client reimbursements related to two significant fund administrative errors during the third quarter 2010. The errors were unrelated and involved delayed security trades in client portfolios. The securities underlying both trades appreciated in value between the time that the trades should have occurred and the time the trades were executed. The $13.6 million incurred in the third quarter 2010 represented the amount necessary to make clients whole by paying the increased costs of trades due to appreciation in value of the applicable securities. During the fourth quarter 2010, JCG received insurance recoveries relating to the fund administrative errors totaling $6.5 million, resulting in a full year net impact of $7.1 million.

Interest expense declined $12.2 million, or 19.3%, primarily as a result of the retirement of $120.9 million of outstanding debt in the first quarter 2011 and a 25 basis point decrease in the interest rates payable on all of JCG's senior notes, excluding the convertible senior notes, as a result of S&P increasing JCG's credit rating to BBB- on January 10, 2011. During the fourth quarter 2010, JCG exercised its call right on the $120.9 million carrying value of the 6.250% Senior Notes and retired the notes in January 2011. Under the terms of the call, JCG was required to pay the present value of the interest that would have been paid if the debt remained outstanding through maturity. As a result, JCG recognized a $9.9 million net loss on early extinguishment of debt in the first quarter 2011.

Net investment losses totaling $21.9 million for the year ended December 31, 2011, primarily include $13.0 million of mark-to-market losses on seed capital classified as trading securities, a $7.2 million loss from mark-to-market adjustments on the mutual fund share award economic hedge and $1.9 million of losses generated by put spread option contracts. The put spread option contracts were purchased by the Company in the fourth quarter 2011 to mitigate potential negative impacts on 2012 profitability in the case of a market downturn.

The mark-to-market losses on trading securities were partially offset by $1.2 million of gains generated by an economic hedging strategy implemented in late 2008, covering the majority of seed capital. The hedging strategy utilizes futures contracts to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seed capital investments. JCG may modify or discontinue this hedging strategy at any time.

JCG's income tax provision includes the reversal of $5.2 million of income tax contingency reserves in 2011 as a result of the expiration of statutes of limitations, creating a net tax benefit of $3.3 million.

Noncontrolling interests in net income increased from $8.7 million in 2010 to $10.5 million in 2011 primarily due to an increase of $4.2 million in the noncontrolling interest portion of Perkins earnings, partially offset by $1.8 million of losses associated with the noncontrolling interest in consolidated investment products.

2010 Compared to 2009

Investment management fees increased $150.6 million, or 22.0%, primarily as a result of the 19.5% increase in average assets under management driven by improved market conditions.

Performance fee revenue increased $3.7 million, or 12.8%, primarily due to an increase of $9.2 million in separate account performance fees, partially offset by a $5.5 million decline in fees earned on mutual funds. JCG recognized performance fees of $17.1 million in 2010 from a separate account client, which terminated in late 2010.

Shareowner servicing fees and other revenue increased $12.7 million, or 9.4%, over the prior year primarily from higher transfer agent fees. Transfer agent fees are based on average assets under management distributed directly to investors by Janus, excluding money market assets, which increased 21.4% over the prior year.

Employee compensation and benefits increased $17.9 million, or 6.0%, principally due to higher investment team incentive compensation. The investment team compensation plan in 2010 was linked to individual long-term investment performance, but also tied the aggregated level of compensation to revenue, which increased from 2009.

Long-term incentive compensation increased $22.1 million, or 36.2%, primarily as a result of awards granted in 2010 and from a higher valuation of the Perkins senior profits interest awards based on 2010 relative investment performance.

Also included in long-term incentive compensation in 2010 is a $2.7 million mark-to-market adjustment for changes in fair value of mutual fund share awards. During the fourth quarter 2010, JCG concluded that the accounting for the mutual fund share awards and the associated hedge was incorrect. Accordingly, for financial accounting purposes, the hedging relationship was terminated and mark-to-market adjustments on the awards and associated hedge, previously recognized as increases or decreases in the mutual fund share award liability, were recorded in earnings in the fourth quarter 2010. See discussion of net investment gains below for the impact of recording investment gains in earnings. JCG assessed the significance of the incorrect accounting and concluded that recognizing a cumulative adjustment in the fourth quarter 2010 was not material either to JCG's financial statements for any reported individual prior period or on a cumulative basis to 2010.

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

General, administrative and occupancy expense decreased $19.1 million, or 13.6%, primarily as a result of lower legal expenses due to litigation settlements and an unfavorable judgment totaling $31.4 million in 2009. The decrease was partially offset by $13.6 million of client reimbursements related to two significant fund administrative errors during the third quarter 2010, net of insurance recoveries of $6.5 million received during the fourth quarter 2010, resulting in a full year net impact of $7.1 million.

Interest expense declined $10.8 million, or 14.6%, primarily as a result of the August 2009 tender offer, partially offset by $7.7 million of interest expense associated with the July 2009 issuance of convertible senior notes.

Net investment gains totaling $24.7 million include a $14.3 million gain from mark-to-market adjustments on the mutual fund share award hedge which were recorded in earnings in the fourth quarter 2010. Also included in net investment gains for 2010 is a $5.8 million gain from the sale of SIV securities originally acquired in 2007 from money market funds advised by Janus (the "Money Funds"). In December 2007, JCG purchased securities originally owned by Stanfield Victoria Funding LLC from certain Money Funds in response to Moody's downgrading these securities to a rating below what is generally permitted to be held in the Money Funds.

Mark-to-market gains on trading securities for the year ended December 31, 2010, were partially offset by losses generated by the economic hedging strategy implemented in late 2008. Net investment losses of $5.6 million for the year ended December 31, 2009, include impairment charges totaling $6.6 million, which were primarily related to seed capital classified as available-for-sale.

JCG's income tax provision includes the reversal of $24.4 million of income tax contingency reserves in 2010 as a result of the expiration of statutes of limitations, creating a net tax benefit of $15.7 million.

Noncontrolling interests in net income decreased $4.3 million, or 33.1%, primarily due to JCG's acquisition of an additional 3% interest in INTECH in 2010 combined with lower INTECH earnings and assets under management.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data from continuing operations for the years ended December 31 is as follows (in millions):

	2011	2010	2009
Cash flows provided by (used for):
Operating activities	$224.6	$246.6	$176.5
Investing activities	21.7	(148.0)	(9.6)
Financing activities	(259.5)	(50.1)	(124.8)

Net (decrease) increase in cash and cash equivalents	(13.2)	48.5	42.1
Balance at beginning of year	373.2	324.7	282.6

Cash balance at end of year	$360.0	$373.2	$324.7

2011 Cash Flows

On an annual basis, JCG's cash flow from operations historically has been positive and sufficient to fund ordinary operations and capital requirements. Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. The decrease in cash flow from operations from the prior year was primarily driven by lower revenues as a result of a decline in performance fee revenue.

Cash provided by investing activities in 2011 includes purchases, sales and maturities of investments as well as economic hedging and vesting of mutual fund share awards. Purchases of investments in 2011 totaling $199.0 million include $120.7 million from the seeding of new investment products and $36.4 million from the economic hedging of mutual fund share awards. Sales and maturities of investments totaling $228.0 million include the maturity of $93.1 million of U.S. Treasury notes, which were purchased in the second quarter 2010 and matured in August 2011, $46.9 million from the vesting of mutual fund share awards and proceeds of $32.6 million from the disposal of SIV securities in the first quarter 2011. The SIV securities were traded on December 1, 2010, and settled on February 23, 2011. Accordingly, the sale was recognized on the trade date and the majority of the cash flow associated with the trade was recognized at settlement.

Cash used for financing activities in 2011 primarily represents the repayment of $213.1 million principal amount of long-term debt for $223.0 million, $12.1 million of distributions to noncontrolling interests and $28.0 million of dividends paid to stockholders.

2010 Cash Flows

The increase in cash flow from operations from the prior year was driven by higher revenues as a result of the increase in average assets under management.

Cash used for investing activities in 2010 primarily represents $137.8 million for the net purchase of investments, including an aggregate total of $92.8 million of U.S. Treasury notes purchased in the second quarter 2010 which matured in August 2011. Other purchases and sales of investments are related to seed capital as well as hedging and vesting of mutual fund share awards.

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

Common Stock and Convertible Senior Notes Offerings, and Tender Offer for Certain Outstanding Senior Notes

On February 21, 2012, JCG launched a tender offer for up to $100 million aggregate principal amount of its outstanding 6.119% Senior Notes due 2014 (the "2014 Senior Notes") and 6.700% Senior Notes due 2017 (the "2017 Senior Notes"). JCG is making two separate offers to purchase (the "Offers") which are being conducted (i) as an "Any and All Offer" for the 2014 Senior Notes and (ii) as a modified "Dutch Auction" for the 2017 Senior Notes. The Any and All Offer price is $1,080.00 per $1,000 of principal amount of the 2014 Senior Notes and the Dutch Auction price is subject to a minimum of $1,060.00 per $1,000 of principal amount of the 2017 Senior Notes and a maximum of $1,090.00 per $1,000 of principal amount of the 2017 Senior Notes. In addition, the modified Dutch Auction Offer is subject to a repurchase limit equal to the lesser of (i) $50 million or (ii) $100 million less the aggregate principal amount of the 2014 Senior Notes repurchased in the Any and All Offer. Both offers will be funded with cash on hand and expire at 11:59 p.m., New York City time, on March 19, 2012, unless extended or earlier terminated by JCG. The complete terms and conditions of the Offers are set forth in the Offer to Purchase and the Letter of Transmittal that were sent to holders of the 2014 Notes and 2017 Notes.

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

Money Market Funds Advised by Janus

Janus advises Money Funds that seek to provide capital preservation and liquidity, with current income as a secondary objective. JCG attempts to limit the Money Funds' exposure to losses by investing in high-quality securities with short-term durations that present minimal credit risk. Adverse events or circumstances related to individual securities or the market in which the securities trade may cause other-than-temporary declines in value. JCG continuously evaluates the securities held by the Money Funds to determine if any holdings are distressed or may become distressed in the near future. In such circumstances, JCG would consider whether taking any action, including, but not limited to, a potential election by JCG to provide support to the Money Funds that could result in additional impairments and financial losses for the Company, would be appropriate. Under certain situations, JCG may elect to support one or more of the Money Funds to enable them to maintain a net asset value equal to one dollar through a variety of means, including but not limited to, purchasing securities held by the Money Funds, reimbursing for any losses incurred or providing a letter of credit. However, JCG is not contractually or legally obligated to provide support to the Money Funds. As a result of JCG's exiting its institutional money market business in early 2009, JCG's money market assets have declined to $1.5 billion at December 31, 2011.

JCG's decision to provide support to the Money Funds is based on the facts and circumstances at the time a holding in the Money Funds becomes or is expected to become distressed. A holding is considered distressed when there is significant doubt regarding the issuer's ability to pay required amounts when due, often resulting in a decline in the securities' credit ratings. If a security falls below the minimum rating required by investment restrictions, the Money Funds must dispose of the investment unless the Money Funds' Board of Trustees determines that such disposition is not in the best interests of the Money Funds. In determining whether to take any action in response to a distressed condition or a downgrade affecting securities held by the Money Funds, JCG considers many factors, which may include the potential financial and reputational impact to the Money Funds and JCG, regulatory and operational restrictions, the size of a holding, a security's expected time to maturity and likelihood of payment at maturity, general market conditions, discussions with the Money Funds' Board of Trustees and JCG's Board of Directors, and JCG's liquidity and financial condition. No single factor is determinative and there is no predetermined threshold with respect to each factor that would lead JCG to consider providing support to the Money Funds.

Short-Term Liquidity and Capital Requirements

The Company has cash and investment securities of $672.0 million at December 31, 2011. JCG believes that existing cash and cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, dividend payments, income tax payments, and interest and principal payments on outstanding debt. JCG may from time to time use available cash for acquisitions and for general corporate purposes. In addition, JCG may repurchase its outstanding debt securities and common stock through cash purchases, in open market transactions, privately negotiated transactions, tender offers or otherwise.

Common Stock Repurchase Program

JCG's Board of Directors authorized five separate $500 million share repurchase programs beginning in July 2004 with the most recent authorization in July 2008. As of December 31, 2011, $521.2 million is available under the current authorizations. JCG has not repurchased any of its common stock since 2008. Any repurchases of debt securities or common stock will depend on prevailing market conditions, the Company's liquidity requirements, contractual and legal restrictions, and other factors.

Long-Term Liquidity and Capital Requirements

Expected long-term commitments at December 31, 2011, include the following (in millions):

	Current	2 to 3 Years	4 to 5 Years	After 5 Years
Debt	$—	$252.4	$—	$368.6
Interest payments	36.4	70.0	49.4	12.4
Capital leases	0.5	0.5	0.1	—
Operating leases	16.5	24.8	23.3	33.2

Total	$53.4	$347.7	$72.8	$414.2

The information presented above does not include commitments to capital expenditures in the normal course of business. JCG expects to fund its long-term commitments over the next three years from existing cash and cash generated from normal operations. For commitments beyond three years, JCG anticipates using cash generated from normal operations, refinancing debt or accessing capital and credit markets as necessary.

Operating lease obligations are presented net of estimated sublease income of $2.3 million.

INTECH Noncontrolling Interests

On February 19, 2010, pursuant to contractual obligations, JCG acquired an additional 3% interest in INTECH from the two founding members for $31.4 million. This transaction reduced the two founders' aggregate ownership interest to approximately 2% of INTECH. Although the two founding members are no longer employed by INTECH, they remain as consultants. Each of the two INTECH founding members is entitled to retain his remaining INTECH shares outstanding until his death and has the option annually to require JCG to purchase from him his remaining ownership interest of INTECH at fair value.

Total INTECH interests held by the two founders have an estimated value of approximately $13.7 million as of December 31, 2011. Ownership interests held by other INTECH employees subject to put rights have an estimated value of approximately $2.6 million as of December 31, 2011.

Perkins Noncontrolling Interests

On December 31, 2008 ("closing"), JCG increased its ownership of Perkins to approximately 80% with the purchase of an additional 50% ownership interest for $90.0 million in cash. Subsequently, during the first quarter 2009, the issuance of Perkins interests that vest ratably over four years to its Chief Executive Officer resulted in a decrease of JCG's ownership in Perkins by 2.2%.

JCG also has the option to acquire the majority of the remaining 22.2% interest of Perkins at fair value (as described below) following the third, fifth, seventh or each subsequent anniversary of the closing. The noncontrolling owners of Perkins have the option to require JCG to purchase any or all of their remaining interests following the fourth or sixth anniversary of closing at fair value. The total Perkins noncontrolling interest subject to put rights has an estimated value of approximately $64.6 million as of December 31, 2011, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to represent fair value.

Perkins Senior Profits Interests

At closing, Perkins granted senior profits interest awards designed to retain and incentivize key employees to grow the business. These awards vest on the fifth anniversary of grant and are generally entitled to a total of 5% of Perkins' annual taxable income. In addition, these awards have a formula-driven terminal value based on revenue and relative investment performance of products managed by Perkins. JCG can call and terminate any or all of the awards following the fifth, seventh or each subsequent anniversary of grant or prior to the fifth anniversary of grant if the formula yields a terminal value equal to or greater than $40.0 million. Participants can require JCG to terminate the awards in exchange for the then-applicable formula price on the sixth anniversary of grant. The senior profits interest awards are also subject to termination at premiums or discounts to the formula at the option of JCG or certain employees, as applicable, upon certain corporate or employment-related events affecting Perkins or certain employees.

Other Sources of Liquidity

Long-Term Incentive Stock Plans

On May 10, 2005, JCG shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan"), which allowed the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. The 2010 annual grant in February utilized the majority of the remaining shares under the 2005 Plan. On April 29, 2010, JCG shareholders approved the 2010 Long-Term Incentive Stock Plan ("2010 Plan"), which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock. Subsequent to the 2012 annual grant in February, approximately 0.6 million shares of equity-based awards are available to be granted under the 2010 Plan. The Company intends to seek shareholder approval for additional shares for equity-based awards at its 2012 Annual Meeting of Stockholders.

Off-Balance Sheet Arrangements

Other than certain lease agreements, JCG is not party to any off-balance sheet arrangements that may provide, or require the Company to provide, financing, liquidity, market or credit risk support that is not reflected in JCG's consolidated financial statements.

Credit Facility

On October 14, 2011, JCG entered into a three-year, $250 million, unsecured, revolving credit facility (the "new Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The new Credit Facility replaces the prior Credit Facility, which matured on October 3, 2011. Under the new Credit Facility, the financing leverage ratio cannot exceed 3.00x and the interest coverage ratio must equal or exceed 4.00x. At December 31, 2011, JCG was in compliance with all covenants and there were no borrowings under the new Credit Facility.

The covenants and the calculations of the ratios, as defined in the new Credit Facility, are as follows (in millions):

Last Four Quarters Ended December 31, 2011
Net income attributable to JCG	$142.9
Add back:
Interest expense	51.0
Income tax provision	79.4
Depreciation and amortization	33.3
Noncash amortization of long-term incentive compensation	63.0
Unrealized gains or losses on investments	(13.0)
Other nonrecurring cash charges	2.8
Cash paid for deferred commissions and mutual fund share awards	(41.2)

Adjusted net income	$318.2

Debt (including capital leases)	$596.4

Leverage Ratio (Debt divided by adjusted net income)	1.87

Cannot exceed 3.00x
Interest Coverage Ratio
(Adjusted net income divided by last four quarters interest expense)	6.2

Must equal or exceed 4.00x

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

JCG continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, information from third-party professionals, as appropriate, and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. JCG's critical accounting policies and estimates include goodwill and intangible assets, investment securities, equity compensation and income taxes.

Accounting for Goodwill and Intangible Assets

Goodwill and intangible assets constitute $1.8 billion, or 66%, of total assets at December 31, 2011. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. JCG separately tests goodwill and indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

In connection with the purchase price allocation of acquisitions in which a majority interest is obtained, JCG will rely on in-house financial expertise or use a third-party expert, if considered necessary. Valuations generally rely on management's estimates and judgments as to financial forecasts, including revenue, growth rates and operating margins over a range of possible assumptions for various products, distribution channels and business strategies.

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies and is not amortized. Goodwill is tested for impairment by comparing the fair value of the "reporting unit" associated with the goodwill to the reporting unit's recorded value. If the fair value of the reporting unit is less than its recorded value, a process similar to a purchase price allocation is undertaken to determine the amount, if any, of the goodwill impairment. All assets, including previously unrecognized intangible assets and liabilities, are fair-valued and any unallocated value is assigned to goodwill. Because the allocation of fair value includes intangible assets not previously recognized, the amount of the goodwill impairment charge may significantly exceed the difference between the fair value of the reporting unit and its recorded value. For purposes of testing goodwill for impairment, JCG has identified one reporting unit.

Indefinite-lived intangible assets primarily represent brand name and trademark and mutual fund advisory contracts. The assignment of indefinite lives to brand name and trademark and mutual fund advisory contracts is based on the assumption that they are expected to generate cash flows indefinitely. Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to its recorded value.

To complete the tests for potential impairment of goodwill and indefinite-lived intangible assets, JCG uses a discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. In projecting future earnings, JCG considers equity market performance, performance compared to peers, significant changes in the underlying business and products, material and ongoing industry or economic trends, and other factors that may influence future earnings. Changes in the assumptions underlying the discounted cash flow analysis could materially affect JCG's impairment conclusion. Due to the significance of the goodwill and identified indefinite-lived intangible assets to

JCG's consolidated balance sheet, any impairment charge could have a material adverse effect on the Company's consolidated financial condition and results of operations.

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

JCG recognized impairment charges of $747.0 million and $109.7 million on goodwill and mutual fund advisory contracts, respectively, in the first quarter 2009. The partially impaired assets were originally recognized in 2001 in connection with the contractual obligation to buy out Janus' founder.

The October 2011 tests of goodwill and indefinite-lived intangible assets indicated that the estimated fair values of JCG's reporting unit and its mutual fund advisory contracts both substantially exceeded their respective carrying values. Tests of the Company's brand name and trademark indicated that its estimated fair value was $293.0 million, which exceeded its carrying value of $270.5 million by $22.5 million, or 8.3%. The October 2011 tests included certain underlying key assumptions regarding future overall market trends and Company operating performance. If actual future market results and Company operating performance vary significantly and unfavorably to those included in the Company's financial forecast, the Company may be subject to impairment charges related to its goodwill and indefinite-lived intangible assets.

The October 2010 tests of goodwill and indefinite-lived intangible assets indicated that estimated fair values substantially exceeded their respective book values, and as such, no impairment charges were recognized.

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

JCG periodically evaluates the carrying value of available-for-sale and held-to-maturity investment securities for potential impairment. In determining if an impairment exists, JCG considers the duration, extent and circumstances of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value with the loss recognized currently in earnings. There were no impairments of investment securities for the years ended December 31, 2011 and 2010. Other-than-temporary impairment charges of $5.2 million were recognized on available-for-sale securities during the year ended December 31, 2009.

Equity Compensation

JCG uses the Black-Scholes option pricing model to estimate the fair value of stock options for recording compensation expense. The Black-Scholes model requires management to estimate certain variables, including the lives of options from grant date to exercise date, the volatility of the underlying shares and future dividend rates. The two most significant estimates in the Black-Scholes model are volatility and expected life. An increase in the volatility rate increases the value of stock options and a decrease causes a decline in value. JCG estimates expected volatility using an average of JCG's historical volatility and industry and market averages, as appropriate. For expected lives, an increase in the expected life of an option increases its value. JCG factors in employee termination rates combined with vesting periods to determine the average expected life used in the model.

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

Valuation Allowance

JCG has not recorded a valuation allowance on its deferred tax assets as of December 31, 2011, based on management's belief that future income will more likely than not be sufficient to realize the benefit of the Company's deferred tax assets over time. In the event that actual results differ from these estimates, or if JCG's historical trend of positive income changes, JCG may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Income Tax Contingencies

At December 31, 2011, JCG had an accrued liability of $7.4 million related to tax contingencies for issues which may be raised by various taxing authorities. JCG decreased its income tax contingency reserves in 2011 by $3.1 million as a result of the expiration of statutes of limitations, creating a net tax benefit of $2.0 million. At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed or tax contingencies recorded in prior years may be reversed.

Recent Accounting Pronouncements

Information regarding accounting pronouncements that have been issued but not yet adopted by the Company is incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, Note 3 — Recent Accounting Pronouncements, of this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information, together with information included in other parts of this Management's Discussion and Analysis of Financial Condition and Results of Operations, describes the key aspects of certain financial instruments that have market risk to JCG.

Investment Management Fees

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on JCG's operating results. In addition, fluctuations in interest rates may affect the value of assets under management in fixed income investment products. The graph in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Revenues, presents the historical relationship between revenue and average assets under management.

Performance Fees

Performance fee revenue is derived from certain Janus and INTECH private accounts and from certain Janus, INTECH and Perkins mutual funds.

Private account performance fees are specified in client contracts and are based on investment performance as compared to an established benchmark index over a specified period of time. Performance fees are recognized at the end of the contractual period if the stated performance criteria are achieved. JCG recognized private account performance fees of $9.2 million, $21.6 million and $12.4 million in 2011, 2010 and 2009, respectively. At December 31, 2011, $7.6 billion of assets under management were subject to private account performance fees.

Beginning in 2007, certain mutual funds became subject to performance fees. The investment management fee paid by each applicable fund is the base management fee plus or minus a performance fee adjustment as determined by the relative investment performance of each fund compared to a specified benchmark index. The performance fee adjustment is up to a positive or negative 15 basis points, calculated using each fund's daily net average assets over the performance period. The measurement period begins as a trailing period ranging from 12 to18 months, and each subsequent month will be added to each successive measurement period until a 36-month period is achieved. At that point, the measurement period will become a rolling 36-month period. JCG recognized mutual fund performance fees of negative $20.9 million in 2011 and positive $11.0 million and $16.5 million in 2010 and 2009, respectively. At December 31, 2011, $54.7 billion of assets under management were subject to mutual fund performance fees. As approved by mutual fund shareholders in 2010, six additional mutual funds became subject to performance fees in 2011, with the first fee adjustment for the impacted funds calculated in the second quarter 2011. As a result, JCG's revenues are subjected to increased volatility.

Trading Securities

At December 31, 2011, trading securities totaled $274.4 million, representing $196.4 million of seeded investment products, $74.8 million of investments related to economic hedging of mutual fund share awards and $3.2 million of other investment securities. Seeded investment products represent $48.9 million of securities held in separately managed accounts and $147.5 million of securities held in the portfolios of funds advised by the Company.

Trading securities are carried on JCG's Consolidated Balance Sheets at fair value, with changes in value recognized in investment gains (losses), net on JCG's Consolidated Statements of Income. JCG recognized net gains (losses) of $11.1 million, $(4.0) million and $0.4 million from the sale of trading securities for the 12 months ended December 31, 2011, 2010 and 2009, respectively.

Additionally, during the years ended December 31, 2011 and 2010, respectively, JCG recognized $7.2 million and $15.3 million of investment losses related to the mark-to-market adjustments for the economic hedge of the mutual fund share awards. Mark-to-market adjustments for the years ended December 31, 2009 and prior were recognized on a cumulative basis in the fourth quarter 2010 in conjunction with a correction in accounting treatment.

Available-for-Sale Securities

At December 31, 2011, available-for-sale securities representing seeded investment products totaled $31.5 million. Available-for-sale securities are carried on JCG's Consolidated Balance Sheets at fair value, with changes in value recognized as gains and losses in other comprehensive income (loss) on JCG's Consolidated Statements of Changes in Stockholders' Equity. Accumulated gains and losses are reclassified to earnings when the securities are sold on a first-in, first-out cost basis. JCG recognized gains of $2.2 million, $2.4 million and $0.6 million from the sale of available-for-sale securities for the 12 months ended December 31, 2011, 2010 and 2009, respectively. JCG periodically reviews the carrying value of seeded investment products for impairment by evaluating the nature, duration and extent of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings. No impairment charges were recognized during the years ended December 31, 2011 or 2010, for seeded investment products. Other-than-temporary impairment charges of $5.2 million were recognized during the year ended December 31, 2009.

Held-to-Maturity Securities

At December 31, 2011, JCG did not own any held-to-maturity securities. Held-to-maturity securities are carried on JCG's Consolidated Balance Sheets at amortized cost, with corresponding interest income reflected as other income, net on JCG's Consolidated Statements of Income.

Derivative Instruments

Derivative instruments at December 31, 2011, consisted of investments in put spread option contracts of $6.1 million. The put spread option contracts were purchased by the Company in the fourth quarter 2011 to mitigate potential negative impacts on 2012 profitability in the case of a market downturn. The contracts will return a cash payment if the 2012 average daily closing price of the S&P 500 Index falls below 1250, no cash payment if the average daily closing price falls above 1250, and could return a total maximum cash payment of $37.3 million if the average daily close price falls below 950. JCG recognized $1.9 million of investment losses related to the put spread option contracts during the fourth quarter 2011.

JCG implemented an economic hedge strategy in December 2008 covering the majority of trading securities related to initial cash investments in seeded products. The hedge strategy is designed to mitigate a portion of the net income volatility created by the mark-to-market accounting for these investment securities. The strategy primarily utilizes futures contracts on various market indices to minimize volatility in earnings. These instruments are settled daily, with settlement amounts recognized in investment (losses) gains, net on JCG's Consolidated Statements of Income. JCG recognized net gains (losses) of $1.2 million, $(5.1) million and $(9.8) million on hedged seed capital investments for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred Compensation

JCG invests in funds advised by the Company to create a fair value hedge for the deferred compensation plan of certain highly compensated employees. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by the Company. The Company makes no contributions to the plan. To protect against market variability of the liability, the Company creates a fair value hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Changes in market value increase or decrease the investment asset held by the Company with the offset recorded to the liability to the participants. Any hedge ineffectiveness will result in increases or decreases in employee compensation and benefits expense. Hedge effectiveness is assessed quarterly and the hedge has been 100% effective since inception and, therefore, no gain or loss has been recognized. At December 31, 2011, investments related to the fair value hedge for the deferred compensation plan totaled $10.8 million.

Perkins Senior Profits Interest Awards

On December 31, 2008, Perkins granted senior profits interest awards designed to retain and incentivize key employees to grow the business. These awards vest on the fifth anniversary of grant and are generally entitled to a total of 5% of Perkins' annual taxable income. In addition, these awards have a formula-driven terminal value based on revenue and relative investment performance of products managed by Perkins. Long-term incentive compensation expense related to the Perkins senior profits interest awards is subject to market risk volatility, both currently and in the future, due to the revenue growth and investment performance components of the terminal value calculation. Long-term incentive compensation expense related to the Perkins senior profits interest awards totaled $5.3 million, $17.8 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Mutual Fund Share Awards

During 2011, 2010 and 2009, JCG granted $36.4 million, $43.2 million and $36.6 million, respectively, in awards that are indexed to certain mutual funds managed by the Company. Upon vesting, participants receive the value of the award adjusted for earnings or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding. Mark-to-market adjustments on mutual fund share awards create volatility within long-term incentive compensation expense on JCG's Consolidated Statements of Income. The level of volatility will depend upon the amount of mutual fund share awards and the market/investment performance of products to which the awards are indexed.

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

Interest Rate Risk on Long-Term Debt

JCG is not exposed to material interest rate risk other than from the potential change in interest rates on the Company's debt in the event of a change in credit ratings by Moody's or S&P. All of JCG's senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company's debt rating is decreased by Moody's from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If the interest rate has been adjusted upward as a result of either Moody's or S&P decreasing its rating, then for each level of a subsequent increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. Subsequent to the retirement of the 5.875% Senior Notes on September 15, 2011, for each 25 basis point increase or decrease, JCG's interest expense will now increase or decrease by approximately $1.1 million on an annualized basis. The interest rate adjustment covenant will permanently terminate if the Company's debt ratings increase to Baa2 (or higher) by Moody's and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. S&P increased JCG's credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rates payable on all of JCG's senior notes, excluding the convertible senior notes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	35
Management Report on Internal Control Over Financial Reporting	37
Consolidated Balance Sheets as of December 31, 2011 and 2010	38
Consolidated Statements of Income for the Three Years Ended December 31, 2011	39
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2011	40
Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended December 31, 2011	41
Notes to Consolidated Financial Statements	42
Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.

We have audited the accompanying consolidated balance sheets of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, CO
February 27, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.

We have audited the internal control over financial reporting of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31, 2011, of the Company, and our report dated February 27, 2012, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, CO
February 27, 2012

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

JCG management has assessed the effectiveness of JCG's internal controls over financial reporting as of December 31, 2011. In making this assessment, JCG management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on the assessment using those criteria, JCG management believes that as of December 31, 2011, internal control over financial reporting is effective.

JCG's independent registered public accounting firm audited the financial statements included in the Annual Report on Form 10-K and has issued an audit report on management's assessment of JCG's internal control over financial reporting. This report appears on page 33 of this Annual Report on Form 10-K.

February 27, 2012

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Share Data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$360.0	$373.2
Investment securities	312.0	296.1
Accounts receivable	96.7	167.0
Income taxes receivable	22.0	10.9
Other current assets	45.2	46.1

Total current assets	835.9	893.3
Other assets:
Property and equipment, net	36.9	44.1
Intangibles, net	1,261.8	1,273.6
Goodwill	488.2	488.2
Other assets	21.2	27.6

Total assets	$2,644.0	$2,726.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5.5	$5.8
Accrued compensation and benefits	82.8	116.0
Current portion of long-term debt	—	213.1
Other accrued liabilities	60.5	85.9

Total current liabilities	148.8	420.8
Other liabilities:
Long-term debt	595.2	586.7
Deferred income taxes	421.7	410.3
Other liabilities	43.8	43.0

Total liabilities	1,209.5	1,460.8

Commitments and contingencies
Redeemable noncontrolling interests	85.4	82.8

Stockholders' equity:
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par, 1,000,000,000 shares authorized; 265,500,708 and 265,500,708 shares issued, respectively; 187,035,534 and 184,100,855 shares outstanding, respectively)	1.9	1.8
Retained earnings	1,311.8	1,168.1
Accumulated other comprehensive (loss) income	(0.5)	1.6

Total JCG stockholders' equity	1,313.2	1,171.5
Noncontrolling interests	35.9	11.7

Total stockholders' equity	1,349.1	1,183.2

Total liabilities and stockholders' equity	$2,644.0	$2,726.8

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Data)

	For the year ended December 31,
	2011	2010	2009
Revenues:
Investment management fees	$844.3	$834.6	$684.0
Performance fees	(11.7)	32.6	28.9
Shareowner servicing fees and other	149.3	148.5	135.8

Total	981.9	1,015.7	848.7

Operating expenses:
Employee compensation and benefits	294.9	314.5	296.6
Long-term incentive compensation	63.0	83.1	61.0
Marketing and advertising	28.0	35.8	27.8
Distribution	141.7	140.1	107.6
Depreciation and amortization	33.3	39.1	35.9
General, administrative and occupancy	109.2	121.5	140.6
Goodwill and intangible asset impairments	—	—	856.7

Total	670.1	734.1	1,526.2

Operating income (loss)	311.8	281.6	(677.5)
Interest expense	(51.0)	(63.2)	(74.0)
Investment (losses) gains, net	(21.9)	24.7	(5.6)
Other income, net	3.8	1.9	0.9
(Loss) gain on early extinguishment of debt	(9.9)	—	5.8

Income (loss) before taxes	232.8	245.0	(750.4)
Income tax provision	(79.4)	(76.4)	6.3

Net income (loss)	153.4	168.6	(744.1)
Noncontrolling interests	(10.5)	(8.7)	(13.0)

Net income (loss) attributable to JCG	$142.9	$159.9	$(757.1)

Earnings (loss) per share attributable to JCG common shareholders:
Basic	$0.78	$0.89	$(4.55)
Diluted	$0.78	$0.88	$(4.55)

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the year ended December 31,
	2011	2010	2009
CASH FLOWS PROVIDED BY (USED FOR):
Continuing Operations
Operating Activities:
Net income (loss)	$153.4	$168.6	$(744.1)
Adjustments to net income:
Depreciation and amortization	33.3	39.1	35.9
Deferred income taxes	2.3	29.1	(11.9)
Amortization of stock-based compensation	34.7	56.0	41.0
Investment (gains) losses, net	21.9	(24.7)	5.6
Goodwill and intangible asset impairments	—	—	856.7
Loss (gain) on early extinguishment of debt	9.9	—	(5.8)
Amortization of debt discounts and deferred issuance costs	11.2	12.1	6.9
Payment of deferred commissions, net	(4.6)	(8.3)	(8.0)
Other, net	0.6	1.1	0.6
Changes in working capital items:
Accounts receivable	38.1	(12.4)	(21.2)
Other current assets	(12.6)	(13.7)	3.7
Accounts payable and accrued compensation payable	(32.6)	13.3	15.1
Other liabilities	(31.0)	(13.6)	2.0

Net operating	224.6	246.6	176.5

Investing Activities:
Purchase of property and equipment	(7.3)	(10.2)	(9.0)
Acquisitions	—	—	(1.3)
Purchase of investment securities	(199.0)	(219.0)	(66.2)
Proceeds from sales and maturities of investment securities	228.0	81.2	66.9

Net investing	21.7	(148.0)	(9.6)

Financing Activities:
Proceeds from issuance of long-term debt	—	—	170.0
Debt issuance costs	(1.5)	(0.7)	(8.5)
Repayment of long-term debt	(223.0)	—	(456.0)
Issuance of common stock	—	—	218.1
Purchase of noncontrolling interests	(0.8)	(36.4)	(28.5)
Proceeds from stock plans	3.6	4.4	1.2
Excess tax benefit from equity-based compensation	3.3	3.5	0.4
Distributions to noncontrolling interests	(12.1)	(12.5)	(14.4)
Principal payments under capital lease obligations	(1.0)	(1.0)	(0.6)
Dividends paid to shareholders	(28.0)	(7.4)	(6.5)

Net financing	(259.5)	(50.1)	(124.8)

Cash and Cash Equivalents:
Net (decrease) increase	(13.2)	48.5	42.1
At beginning of period	373.2	324.7	282.6

At end of period	$360.0	$373.2	$324.7

Discontinued Operations
Operating activities	$—	$(0.4)	$—

Cash and Cash Equivalents:
Net decrease	—	(0.4)	—
At beginning of period	—	0.4	0.4

At end of period	$—	$—	$0.4

Supplemental Cash Flow Information:
Cash paid for interest	$41.3	$49.8	$66.9
Cash paid for income taxes	$90.0	$80.3	$0.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Millions, Except Per Share Data)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Nonredeemable Noncontrolling Interests in Subsidiary	Total Stockholders' Equity
Balance at December 31, 2008	157.9	$1.6	$1,510.6	$(5.3)	$9.9	$1,516.8
Net loss			(757.1)		3.0	(754.1)
Net unrealized gain on available-for-sale securities				2.4		2.4
Amortization of net loss on cash flow hedge				1.2		1.2
Reclassification for net gains included in net income				(0.4)		(0.4)
Impairment of available-for-sale securities				3.3		3.3
Foreign currency translation adjustment				(0.2)		(0.2)

Other comprehensive loss						(747.8)

Common stock issuance	20.9	0.2	217.9			218.1
Convertible debt issuance			26.4			26.4
Amortization of stock-based compensation			34.7		4.0	38.7
Issuance and forfeitures of restricted stock awards	3.2					—
Tax impact of stock-based compensation			(6.1)			(6.1)
Employee stock purchases			1.2			1.2
Noncontrolling interest in consolidated investment products					(0.9)	(0.9)
Purchase of noncontrolling interests					(2.3)	(2.3)
Distributions to noncontrolling interests					(3.2)	(3.2)
Change in value of redeemable noncontrolling interest			(22.8)			(22.8)
Common stock dividends			(6.5)			(6.5)

Balance at December 31, 2009	182.0	1.8	998.3	1.0	10.5	1,011.6
Net income			159.9		2.5	162.4
Net unrealized gain on available-for-sale securities				0.7		0.7
Amortization of net loss on cash flow hedge				0.2		0.2
Reclassification for net gains included in net income				(1.4)		(1.4)
Foreign currency translation adjustment				1.1		1.1

Other comprehensive income						163.0

Amortization of stock-based compensation			33.4		4.8	38.2
Issuance and forfeitures of restricted stock awards, net	1.4					—
Tax impact of stock-based compensation			(5.1)			(5.1)
Stock option exercises and employee stock purchases	0.7		4.4			4.4
Noncontrolling interests in consolidated investment products					3.3	3.3
Purchase of noncontrolling interests					(5.0)	(5.0)
Distributions to noncontrolling interests					(3.2)	(3.2)
Change in value of redeemable noncontrolling interests			(16.6)			(16.6)
Vesting of Perkins LLC interests			1.2		(1.2)	—
Common stock dividends			(7.4)			(7.4)

Balance at December 31, 2010	184.1	1.8	1,168.1	1.6	11.7	1,183.2
Net income			142.9		2.4	145.3
Net unrealized gain on available-for-sale securities				0.3		0.3
Amortization of net loss on cash flow hedge				0.1		0.1
Reclassification for net gains included in net income				(1.4)		(1.4)
Foreign currency translation adjustment				(1.1)		(1.1)

Other comprehensive income						143.2

Amortization of stock-based compensation			24.9		4.5	29.4
Issuance and forfeitures of restricted stock awards, net	2.3	0.1				0.1
Stock option exercises and employee stock purchases	0.6		3.6			3.6
Noncontrolling interests in consolidated investment products					22.1	22.1
Purchase of noncontrolling interests					(0.8)	(0.8)
Distributions to noncontrolling interests					(2.7)	(2.7)
Change in value of redeemable noncontrolling interests			(1.4)		0.4	(1.0)
Vesting of INTECH LLC interests			0.5		(0.5)	—
Vesting of Perkins LLC interests			1.2		(1.2)	—
Common stock dividends			(28.0)			(28.0)

Balance at December 31, 2011	187.0	$1.9	$1,311.8	$(0.5)	$35.9	$1,349.1

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE BUSINESS

Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") derive revenue from providing investment management, administration, distribution and related services to individual and institutional investors through mutual funds, separate accounts and subadvised relationships (collectively referred to as "investment products") in both domestic and international markets. Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements. Certain investment products are also subject to performance fees which vary based on a product's relative performance as compared to a benchmark index and the level of assets subject to such fees. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG's operating results. A significant portion of JCG's revenue is derived from contracts to manage mutual funds, which are subject to annual review and approval by each fund's Board of Trustees or its shareholders, or both.

JCG's significant subsidiaries at December 31, 2011, include:

•
Janus Capital Management LLC ("Janus"), (wholly-owned subsidiary) — Janus offers growth and core equity, global and international equity, as well as balanced and fixed income investment products.

•
INTECH Investment Management LLC ("INTECH"), (approximate 95% owned subsidiary) — INTECH offers risk-managed investment products that are based on a mathematical theorem which seeks to add value for clients by capitalizing on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a specified benchmark index, while controlling risks and trading costs. INTECH manages and subadvises institutional and private accounts and subadvises certain Janus mutual funds.

•
Perkins Investment Management LLC ("Perkins"), (approximate 78% owned subsidiary) — Perkins offers value-disciplined investment products, including small, mid and large cap and global value investment products.

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

On JCG's Consolidated Statements of Cash Flows for the year ended December 31, 2009, the purchase of investment securities and proceeds from sales and maturities of investment securities have been reclassified to present the activity associated with the economic hedge of seed capital gross rather than net.

In Note 8, JCG's deferred tax liabilities reconciliation for the year ended December 31, 2010, includes the reclassification of an intangible asset from the investments line to the intangible asset line, and the amounts included in the reconciliation of the uncertain tax positions for the years ended December 31, 2010 and 2009, have been adjusted to exclude interest.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. JCG's significant estimates relate to goodwill and intangible assets, investment securities, equity compensation and income taxes.

Segment Information

The Company operates in one business segment, its Investment Management operations.

Cash and Cash Equivalents

Short-term liquid investments with an initial maturity of generally three months or less when purchased, including investments in money market funds, are considered cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the related assets (or the lease term, if shorter). Depreciation and amortization expense totaled $14.0 million, $15.0 million and $15.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Property and equipment is summarized as follows (in millions):

	Depreciation and Amortization Period	December 31,
		2011	2010
Furniture, fixtures and equipment, including computer equipment and software	3-7 years	$182.4	$175.7
Leasehold improvements	3-24 years	36.8	36.7

Subtotal		219.2	212.4
Less accumulated depreciation		(182.3)	(168.3)

Property and equipment, net		$36.9	$44.1

JCG evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. There were no impairments of long-lived assets for the years ended December 31, 2011, 2010 and 2009.

Purchased software is recorded at cost and amortized over its estimated useful life. Computer software and development costs incurred in the preliminary project stage as well as training and maintenance costs are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. Capitalized software costs totaled $8.8 million and $11.8 million at December 31, 2011 and 2010, respectively, and are presented within property and equipment, net.

Deferred Commissions

Sales commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized over various periods, not exceeding four years, based on the estimated recoverability of the asset through distribution fee payments or contingent deferred sales charges. Contingent deferred sales charges received from early withdrawal charges reduce the unamortized deferred commissions balance. Amortization expense for the years ended December 31, 2011, 2010 and 2009, totaled $7.4 million, $12.3 million and $7.8 million, respectively. Deferred commissions, which are recorded as components of other assets, are summarized as follows (in millions):

	December 31,
	2011	2010
Deferred commissions — current	$3.0	$4.9
Deferred commissions — long-term	1.1	2.0

Total	$4.1	$6.9

Investment Securities

JCG classifies investment securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried on JCG's Consolidated Balance Sheets at fair value and consist primarily of investments related to mutual fund share awards and other deferred compensation and seeded investment products. JCG periodically adds new investment strategies to its investment product offerings by "seeding" or providing the initial cash investment. Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities. JCG consolidates such investment products as long as it holds a controlling interest in the investment product, defined as greater than 50% ownership. Upon deconsolidation, JCG continues to account for its investments in seeded products as trading securities if its ownership is between 20% and 50%. JCG may redeem invested seed capital for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the given investment strategy. JCG also periodically invests in funds advised by the Company for purposes of economically hedging its mutual fund share awards to employees. Changes in fair value of securities classified as trading are recognized in investment gains (losses), net on JCG's Consolidated Statements of Income.

Investment securities classified as available-for-sale consist of seeded investment products in which JCG holds a less than 20% interest and are carried on JCG's Consolidated Balance Sheets at fair value. Changes in fair value are reflected as a component of accumulated other comprehensive income (loss) on JCG's Consolidated Statements of Changes in Stockholders' Equity until realized. Realized gains, losses and declines in fair value that are judged to be other-than-temporary are reflected as a component of investment gains (losses), net on JCG's Consolidated Statements of Income. Accumulated gains and losses are reclassified to earnings when the securities are sold on a first-in, first-out cost basis.

Investment securities are classified as held-to-maturity when JCG has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried on JCG's Consolidated Balance Sheets at cost with corresponding interest income reflected as other income, net on JCG's Consolidated Statements of Income. Realized gains and losses, and declines in fair value that are judged to be other-than-temporary, are reflected as a component of investment gains (losses), net on JCG's Consolidated Statements of Income.

JCG periodically evaluates the carrying value of investment securities classified as available-for-sale or held-to-maturity for potential impairment. In determining if an impairment exists, JCG considers the duration, extent and circumstances of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value with the loss recognized currently in earnings. There were no impairments of investment securities for the years ended December 31, 2011 and 2010. Other-than-temporary impairment charges of $5.2 million were recognized during the year ended December 31, 2009.

Derivative Instruments

The Company utilizes derivative instruments to hedge market price risk and currency risk exposure associated with its investments in seeded investment products and to mitigate potential negative impacts on 2012 profitability in the case of a market downturn. These derivative instruments are not classified as hedges for accounting purposes. The Company records all derivatives as either assets or liabilities on JCG's Consolidated Balance Sheets and measures those investments at fair value. Changes in the value of the Company's derivative financial instruments are recognized as a component of investment gains (losses), net on JCG's Consolidated Statements of Income.

Fair Value Measurements

Fair value of assets and liabilities is determined using observable market data based on recent trading activity. Where observable market data is unavailable due to a lack of trading activity, JCG utilizes internally developed models to estimate fair value and independent third parties to validate assumptions, when appropriate. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that JCG is valuing and the selected benchmark. Depending on the type of securities owned by JCG, other valuation methodologies may be required.

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

JCG's Level 3 recurring fair value measurements primarily represent redeemable noncontrolling interests. Redeemable noncontrolling interests in INTECH are measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of future cash flows. Redeemable noncontrolling interests in Perkins are measured by a contractual formula intended to represent fair value. (See Note 10 for further discussion of redeemable noncontrolling interests.) Other long-term investments are measured using internal models and other available data.

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. JCG measures the fair value of goodwill and intangible assets using a discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements have been classified as Level 3.

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

Goodwill and Intangible Assets, Net

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies. JCG's identifiable intangible assets generally represent the cost of client relationships and mutual fund advisory contracts acquired as well as brand name and trademark. Goodwill and indefinite-lived intangible assets are tested for impairment annually as of October 1 or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Intangible assets subject to amortization are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests that are not subject to put rights are classified in permanent equity. Redeemable noncontrolling interests are classified in mezzanine equity and are measured at estimated fair value as of the balance sheet date. Changes in fair value of redeemable noncontrolling interests are recognized as increases or decreases to redeemable noncontrolling interests with an offsetting charge to retained earnings. Earnings attributable to noncontrolling interests that are and are not subject to put rights are combined in JCG's Consolidated Statements of Income. Acquisitions of entities in which JCG holds an existing controlling interest are treated as a reduction of noncontrolling interests or redeemable noncontrolling interests in an amount equal to the purchase price. (See Note 10 for further discussion of noncontrolling interests.)

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

Stock-Based Compensation

Stock-based compensation cost is based on the grant date fair value of awards expected to vest at the end of the stated service period and consists of the total value of the awards less an estimate for forfeitures. The grant date fair value of stock options is determined using the Black-Scholes option pricing model and the grant date fair value of restricted stock is determined from a quoted market price. The Black-Scholes model requires management to estimate certain variables, including the lives of options from grant date to exercise date, the volatility of the underlying shares and future dividend rates.

JCG estimates, at the time of grant, the amount of awards that are not expected to vest based on historical forfeiture rates and subsequently records adjustments, as appropriate.

Other Income, Net

The components of other income for the years ended December 31, 2011, 2010 and 2009, are as follows (in millions):

	2011	2010	2009
Dividend income	$2.5	$0.5	$0.5
Interest income	0.7	0.7	0.4
Translation gains (losses), net	0.2	(0.5)	(1.1)
Other, net	0.4	1.2	1.1

Total other income	$3.8	$1.9	$0.9

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) include the change in fair value of available-for-sale investments owned by JCG, amortization of a deferred loss on an interest rate swap as well as foreign currency translation adjustments. The deferred loss on the interest rate swap was fully amortized as of December 31, 2011. (See Note 7 for further discussion.) The components of other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009, are as follows (in millions):

Year ended December 31, 2011	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$0.4	$(0.1)	$0.3
Amortization of net loss on cash flow hedge	0.2	(0.1)	0.1
Reclassification for gains included in net income	(2.2)	0.8	(1.4)
Foreign currency translation adjustment	(1.7)	0.6	(1.1)

Total other comprehensive loss	$(3.3)	$1.2	$(2.1)

Year ended December 31, 2010	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$1.3	$(0.6)	$0.7
Amortization of net loss on cash flow hedge	0.3	(0.1)	0.2
Reclassification for gains included in net income	(2.3)	0.9	(1.4)
Foreign currency translation adjustment	0.2	0.9	1.1

Total other comprehensive income	$(0.5)	$1.1	$0.6

Year ended December 31, 2009	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$3.8	$(1.4)	$2.4
Amortization of net loss on cash flow hedge	1.9	(0.7)	1.2
Reclassification for gains included in net income	(0.6)	0.2	(0.4)
Impairment of available-for-sale securities	5.2	(1.9)	3.3
Foreign currency translation adjustment	1.0	(1.2)	(0.2)

Total other comprehensive income	$11.3	$(5.0)	$6.3

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to the consolidation of variable interest entities, which amends guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary and eliminates the scope exception for qualifying special-purpose entities. In January 2010, the FASB deferred the provisions of this guidance primarily for entities with attributes of an investment company until the FASB and the International Accounting Standards Board develop converged guidance on consolidation. This accounting guidance may otherwise have resulted in the consolidation of certain mutual funds, other pooled investment vehicles, separate accounts and subadvised relationships (collectively referred to as "investment products"). An Exposure Draft was issued in November 2011 and included amendments that propose to rescind the above noted deferral and require all variable interest entities to be evaluated for consolidation under revised guidance. The proposed guidance clarifies whether a decision maker is using its power as a principal or an agent. This analysis would affect the determination of whether an entity is a variable interest entity and, if so, whether a reporting entity should consolidate the entity being evaluated. The Company is currently assessing the impact of this updated guidance on its consolidated financial statements.

In May 2011, the FASB issued an update regarding fair value measurements and disclosures. The amendments in the update result in common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The update is effective for the Company's fiscal year beginning January 1, 2012. The adoption of this new guidance is not expected to have a material effect on the Company's consolidated financial statements.

In June 2011, the FASB issued an update regarding the presentation of comprehensive income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under the updated guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts (net income and other comprehensive income), would be displayed under either alternative. The statement(s) must be presented with equal prominence as the other primary financial statements. This standard is effective for the Company's fiscal year beginning January 1, 2012. The Company expects to present items of net income and other comprehensive income in one continuous statement.

In September 2011, the FASB issued an update to the accounting guidance related to the annual testing for goodwill impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing reporting entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for the Company's fiscal year beginning January 1, 2012. The adoption of this new guidance is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 4 — INVESTMENT SECURITIES

JCG's investment securities at December 31, 2011 and 2010, are summarized as follows (in millions):

	December 31, 2011				December 31, 2010
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Trading securities (carried at fair value)
Seeded investment products	$196.6	$8.2	$(8.4)	$196.4	$93.1	$9.6	$(0.6)	$102.1
Mutual fund share awards	72.6	6.5	(4.3)	74.8	69.1	19.0	(0.1)	88.0
Other investment securities	3.2	—	—	3.2	—	—	—	—
Available-for-sale securities (carried at fair value)
Seeded investment products	34.1	0.8	(3.4)	31.5	10.2	2.7	—	12.9
Held-to-maturity securities (carried at amortized cost)	—	—	—	—	93.1	—	—	93.1
Derivative instruments	8.0	—	(1.9)	6.1	—	—	—	—

Total investment securities	$314.5	$15.5	$(18.0)	$312.0	$265.5	$31.3	$(0.7)	$296.1

Other assets
Deferred compensation hedge asset	$8.6	$2.3	$(0.1)	$10.8	$16.8	$6.8	$(0.1)	$23.5

Cash flows related to investment securities for the years ended December 31, 2011, 2010 and 2009, are summarized as follows (in millions):

	December 31, 2011		December 31, 2010		December 31, 2009
	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities
Trading securities	$(161.6)	$69.6	$(104.6)	$47.4	$(43.8)	$37.7
Available-for-sale securities	(0.5)	38.5	(0.1)	17.6	(1.5)	19.2
Held-to-maturity securities	—	92.3	(92.7)	—	—	—
Derivative instruments
Put spread option contracts	(8.0)	—	—	—	—	—
Hedging securities on seed capital	(28.9)	27.6	(21.6)	16.2	(20.9)	10.0

Total cash flows	$(199.0)	$228.0	$(219.0)	$81.2	$(66.2)	$66.9

Investment securities are classified as follows:

Trading Securities

At December 31, 2011, investments classified as trading securities totaled $274.4 million, representing $196.4 million of seeded investment products, $74.8 million of investments related to economic hedging of mutual fund share awards and $3.2 million of other investment securities. Seeded investment products represent $48.9 million of securities held in separately managed accounts and $147.5 million of securities held in the portfolios of funds advised by the Company.

At December 31, 2010, investments classified as trading securities totaled $190.1 million, representing $76.1 million of securities held in the portfolios of funds advised by the Company, $26.0 million of securities held in separately managed accounts and $88.0 million of investments related to mutual fund share awards.

JCG recognized gains (losses) of $11.1 million, $(4.0) million and $0.4 million from the sale of trading securities for the 12 months ended December 31, 2011, 2010 and 2009, respectively. Additionally, during the years ended December 31, 2011 and 2010, respectively, JCG recognized $7.2 million and $15.3 million of investment losses related to the mark-to-market adjustments for the economic hedge of the mutual fund share awards. Mark-to-market adjustments for the years ended December 31, 2009, and prior were recognized on a cumulative basis in the fourth quarter 2010 in conjunction with a correction in accounting treatment.

Available-for-Sale Securities

At December 31, 2011 and 2010, available-for-sale securities representing seeded investment products totaled $31.5 million and $12.9 million, respectively. JCG recognized gains of $2.2 million, $2.4 million and $0.6 million from the sale of available-for-sale securities for the 12 months ended December 31, 2011, 2010 and 2009, respectively. No impairment charges were recognized during the years ended December 31, 2011 or 2010, for seeded investment products. Other-than-temporary impairment charges of $5.2 million were recognized during the year ended December 31, 2009.

Held-to-Maturity Securities

At December 31, 2011, JCG did not own any held-to-maturity securities. At December 31, 2010, held-to-maturity securities totaled $93.1 million, primarily representing U.S. Treasury notes purchased in the second quarter 2010, which matured in August 2011.

Derivative Instruments

Derivative instruments at December 31, 2011, consisted of investments in put spread option contracts of $6.1 million. The put spread option contracts were purchased by the Company in the fourth quarter 2011 to mitigate potential negative impacts on 2012 profitability in the case of a market downturn. The contracts will return a cash payment if the 2012 average daily closing price of the S&P 500 Index falls below 1250, no cash payment if the average daily closing price falls above 1250, and could return a total maximum cash payment of $37.3 million if the average daily close price falls below 950. JCG recognized $1.9 million of investment losses related to the put spread option contracts during the fourth quarter 2011.

JCG implemented an economic hedge strategy in December 2008 covering the majority of trading securities related to initial cash investments in seeded products. The hedge strategy is designed to mitigate a portion of the net income volatility created by the mark-to-market accounting of these investment securities. The strategy primarily utilizes futures contracts on various market indices to minimize volatility in earnings. These instruments are settled daily, with settlement amounts recognized in investment (losses) gains, net on JCG's Consolidated Statements of Income.

JCG recognized the following net (losses) gains on the above noted hedged trading securities and associated derivative instruments (in millions):

	December 31,
	2011	2010	2009
Net (losses) gains in earnings:
Hedged trading securities	$(7.9)	$7.1	$10.6
Futures contracts	1.2	(5.1)	(9.8)

Total	$(6.7)	$2.0	$0.8

Deferred Compensation

JCG invests in funds advised by the Company to create a fair value hedge for the deferred compensation plan. At December 31, 2011, investments related to the fair value hedge for the deferred compensation plan totaled $10.8 million. (See Note 13 for further discussion.)

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

JCG's goodwill and intangible assets are summarized below (in millions):

	December 31, 2010	Additions	December 31, 2011
Indefinite-lived intangible assets:
Mutual fund advisory contracts	$918.6	$—	$918.6
Brand name and trademark	270.5	0.1	270.6
Definite-lived intangible assets:
Client relationships	163.2	—	163.2
Accumulated amortization	(78.7)	(11.9)	(90.6)

Net intangible assets	$1,273.6	$(11.8)	$1,261.8

Goodwill	$488.2	$—	$488.2

The majority of goodwill and intangible assets were generated from transactions in 2001 to buy out the noncontrolling interest of Janus and resulted in the recognition of $803.8 million of goodwill and $1,164.6 million of intangible assets, representing brand name and trademark, mutual fund advisory contracts and client relationships.

Acquisitions of interests in INTECH resulted in goodwill of $228.7 million and intangible assets of $133.1 million, representing client relationships. Acquisitions of interests in Perkins resulted in goodwill of $50.4 million and intangible assets of $86.4 million, representing mutual fund advisory contracts and client relationships.

Indefinite-lived intangible assets represent brand name and trademark and mutual fund advisory contracts.

Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives of seven to 25 years using the straight-line method. Amortization expense was $11.9 million, $11.8 million and $12.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future amortization expense is expected to be $11.9 million in 2012, $11.8 million in 2013, $9.3 million in 2014, $8.4 million in 2015, $8.2 million in 2016 and $23.0 million thereafter.

Impairment Testing

The October 2011 tests of goodwill and indefinite-lived intangible assets indicated that the estimated fair values of JCG's reporting unit and its mutual fund advisory contracts both substantially exceeded their respective carrying values. Tests of the Company's brand name and trademark indicated that its estimated fair value was $293.0 million, which exceeded its carrying value of $270.5 million by $22.5 million, or 8.3%. The October 2011 tests included certain underlying key assumptions regarding future overall market trends and Company operating performance. If actual future market results and Company operating performance vary significantly and unfavorably to those included in the Company's financial forecast, the Company may be subject to impairment charges related to its goodwill and indefinite-lived intangible assets.

The October 2010 tests of goodwill and indefinite-lived intangible assets indicated that estimated fair values substantially exceeded their respective book values, and as such, no impairment charges were recognized.

2009 Impairment

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

NOTE 6 — FAIR VALUE MEASUREMENTS

The following table presents assets and liabilities carried at fair value as of December 31, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Trading securities
Seeded investment products	$121.6	$74.8	$—	$196.4
Mutual fund share awards	74.8	—	—	74.8
Other investment securities	—	—	3.2	3.2
Available-for-sale securities
Seeded investment products	9.0	22.5	—	31.5
Derivative instrument	—	6.1	—	6.1

Total investment securities	205.4	103.4	3.2	312.0

Other assets
Deferred compensation hedge asset	10.8	—	—	10.8

Total assets	$216.2	$103.4	$3.2	$322.8

Redeemable noncontrolling interests	$—	$—	$88.6	$88.6

Total liabilities	$—	$—	$88.6	$88.6

The following table presents assets and liabilities carried at fair value as of December 31, 2010 (in millions):

	Level 1	Level 2	Level 3	Total	Investment Securities Not Held at Fair Value
Trading securities
Seeded investment products	$62.9	$39.2	$—	$102.1	$—
Mutual fund share awards	88.0	—	—	88.0	—
Available-for-sale securities
Seeded investment products	11.5	1.4	—	12.9	—
Held-to-maturity securities	—	—	—	—	93.1

Total investment securities	162.4	40.6	—	203.0	93.1

Other assets
Deferred compensation hedge asset	23.5	—	—	23.5	—
Other long-term investments	—	—	5.5	5.5	—

Total assets	$185.9	$40.6	$5.5	$232.0	$93.1

Redeemable noncontrolling interests	$—	$—	$82.8	$82.8	$—

Total liabilities	$—	$—	$82.8	$82.8	$—

For the 12 months ended December 31, 2011, there were $0.6 million of transfers out of Level 1 to Level 2 and no transfers out of Level 2 to Level 1. Transfers from Level 1 to Level 2 primarily represented foreign securities whose quoted market prices at December 31, 2011, required the additional consideration of subsequent fluctuations in active markets where no such consideration was necessary at December 31, 2010, due to less market volatility. For the 12 months ended December 31, 2010, there were no transfers out of Level 1 to Level 2 and $5.0 million of transfers out of Level 2 to Level 1. Transfers from Level 2 to Level 1 primarily represented foreign securities whose quoted market prices at December 31, 2009, required the additional consideration of subsequent fluctuations in active markets where no such consideration was necessary at December 31, 2010, due to less market volatility.

The changes in fair value of JCG's recurring Level 3 fair value measurements are as follows (in millions):

	Other Investment Securities	Redeemable Noncontrolling Interests
Fair value at January 1, 2010	$43.2	$101.1
Distributions	(10.6)	(9.3)
Current earnings	—	5.8
Purchase of noncontrolling interest	—	(31.4)
Purchase of investments	0.4	—
Sale of investments	(26.9)	—
Impairment of investments	(0.6)	—
Change in fair value	—	16.6

Fair value at December 31, 2010	5.5	82.8
Distributions	—	(9.4)
Current earnings	—	9.6
Impairment of investments	(2.3)	—
Change in fair value	—	2.4

Fair value at December 31, 2011	$3.2	$85.4

NOTE 7 — DEBT

Debt at December 31, 2011 and 2010, consisted of the following (in millions):

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.875% Senior Notes due 2011	$—	$—	$92.2	$94.7
6.250% Senior Notes due 2012	—	—	120.9	126.7
6.119% Senior Notes due 2014	82.3	85.9	82.3	86.5
3.250% Convertible Senior Notes due 2014	144.8	167.5	136.5	202.3
6.700% Senior Notes due 2017	368.1	392.7	367.9	386.3

Total	595.2	646.1	799.8	896.5
Less: current maturities	—	—	(213.1)	(221.4)

Total long-term debt	$595.2	$646.1	$586.7	$675.1

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above.

Tender Offer for Certain Outstanding Senior Notes

On February 21, 2012, JCG launched a tender offer for up to $100 million aggregate principal amount of its outstanding 6.119% Senior Notes due 2014 (the "2014 Senior Notes") and 6.700% Senior Notes due 2017 (the "2017 Senior Notes"). JCG is making two separate offers to purchase (the "Offers") which are being conducted (i) as an "Any and All Offer" for the 2014 Senior Notes and (ii) as a modified "Dutch Auction" for the 2017 Senior Notes. The Any and All Offer price is $1,080.00 per $1,000 of principal amount of the 2014 Senior Notes and the Dutch Auction price is subject to a minimum of $1,060.00 per $1,000 of principal amount of the 2017 Senior Notes and a maximum of $1,090.00 per $1,000 of principal amount of the 2017 Senior Notes. In addition, the modified Dutch Auction Offer is subject to a repurchase limit equal to the lesser of (i) $50 million or (ii) $100 million less the aggregate principal amount of the 2014 Senior Notes repurchased in the Any and All Offer. Both offers will be funded with cash on hand and expire at 11:59 p.m., New York City time, on March 19, 2012, unless extended or earlier terminated by JCG. The complete terms and conditions of the Offers are set forth in the Offer to Purchase and the Letter of Transmittal that were sent to holders of the 2014 Notes and 2017 Notes.

On August 13, 2009, the combined proceeds of the July 2009 common stock issuance (see Note 11) and convertible senior notes offering, together with available cash, were used to repurchase $443.3 million aggregate principal amount of the Company's outstanding 2011, 2012 and 2017 senior notes in a tender offer with a focus on the 2011 and 2012 senior notes. JCG recognized a $5.8 million net gain on early extinguishment of debt related to the repurchase of these notes. Results of the tender offer were as follows (in millions):

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

Deferred costs include the write-off of previously capitalized bond discounts, issue costs and a deferred loss on the interest rate swap.

5.875% Senior Notes Due 2011

On September 18, 2006, JCG issued $275.0 million of 5.875% Senior Notes that were due September 15, 2011, and were not callable by JCG or redeemable at the option of the holders prior to maturity. Interest was paid semiannually on March 15 and September 15 of each year.

On May 2, 2006, JCG entered into a pay-fixed, receivable-variable interest rate swap (the "Swap"). On September 18, 2006, the Swap was terminated and JCG incurred a loss of $4.4 million, or $2.7 million net of tax, which was recorded in accumulated other comprehensive income on JCG's Consolidated Balance Sheets and was amortized to interest expense over the life of the 5.875% Senior Notes. The deferred loss on the Swap was fully amortized upon maturity of the 5.875% Senior Notes on September 15, 2011.

During the third quarter 2011, JCG retired its 5.875% Senior Notes at maturity. The 5.875% Senior Notes had a principal balance of $92.2 million, and this balance was settled in full by a cash payment on September 15, 2011.

6.250% Senior Notes Due June 15, 2012, and 6.700% Senior Notes Due June 15, 2017

On June 14, 2007, JCG issued $300.0 million of 6.250% Senior Notes that were due June 15, 2012, and $450.0 million of 6.700% Senior Notes that are due June 15, 2017 (collectively, the "2007 Senior Notes"), and are callable by JCG. Interest is paid semiannually on June 15 and December 15 of each year. The proceeds from the 2007 Senior Notes issuance were $748.4 million. On June 26, 2007, approximately $160.0 million of the total proceeds were used to repay certain debt obligations while the remaining proceeds were used for acquisitions, the repurchase of JCG's common stock and general corporate purposes.

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

6.119% Senior Notes Due 2014

On April 26, 2004, JCG issued $527.4 million of 6.119% Senior Notes that are due April 15, 2014, and are not callable by JCG or redeemable at the option of the holders prior to maturity, in exchange for $465.1 million of Senior Notes (consisting of $286.9 million of 7.000% Senior Notes and $178.2 million of 7.750% Senior Notes). Interest is paid semiannually on April 15 and October 15 of each year. On May 19, 2004, JCG exercised its right to repurchase $445.0 million aggregate principal amount of the 6.119% Senior Notes.

3.250% Convertible Senior Notes

In July 2009, JCG issued $170.0 million of 3.250% convertible senior notes ("convertible senior notes"), which pay interest semiannually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted. The convertible senior notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG's election. The holders of the convertible senior notes have the right to require JCG to repurchase their notes for cash under certain circumstances. The original conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of convertible senior notes was adjusted during the fourth quarter 2011 as a result of the quarterly cash dividend paid on November 14, 2011. The adjusted conversion rate is 72.3 shares of JCG common stock per $1,000 principal amount of convertible senior notes, which is equivalent to a conversion price of approximately $13.83 per share of common stock, subject to adjustment in certain circumstances. JCG declared a regular quarterly cash dividend of $0.05 per share on January 24, 2012, which further changed the adjusted conversion rate to 72.7 shares of JCG common stock per $1,000 principal amount of convertible senior notes, equivalent to a conversion price of approximately $13.75 per share of common stock. The Company will continue to adjust the conversion rate with future dividend payments above $0.04 per share on an annual basis. The convertible senior notes are not callable by JCG.

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding April 15, 2014, only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; or (2) upon the occurrence of other specified events. On or after April 15, 2014, until maturity, holders may convert their notes regardless of the preceding circumstances. As of December 31, 2011, the conversion criteria of the convertible senior notes have not been satisfied.

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds were required to be bifurcated into debt and equity components. The $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate, which is consistent with the estimated market rate at the time of issuance for similar senior notes with no conversion option. The debt component will accrete up to the face value over the five-year expected term through interest expense. The unamortized discount at December 31, 2011, is $25.2 million and will be amortized over the remaining period of 2.5 years. The $44.3 million (or $27.9 million, net of deferred taxes) initial equity component was determined using the difference between the proceeds and the debt component. The fair value of the convertible senior notes in the table on page 53 is based on the outstanding principal balance, while the carrying value represents the outstanding principal balance exclusive of the unamortized discounts. Interest expense related to the convertible senior notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $14.7 million for the year ended December 31, 2011.

Change of Control and Rating Downgrade Covenant

If the Company experiences a change of control, and in connection therewith, the 2007 Senior Notes become rated below investment grade by Standard & Poor's ("S&P") Rating Service and Moody's Investors Service, Inc. ("Moody's"), JCG must offer to repurchase the 2007 Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

Interest Rate Adjustment Covenant

All of JCG's senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company's debt rating is decreased by Moody's from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If the interest rate has been adjusted upward as a result of either Moody's or S&P decreasing its rating, then for each level of a subsequent rating increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. The interest rate adjustment covenant will permanently terminate if the Company's debt ratings increase to Baa2 (or higher) by Moody's and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. S&P increased JCG's credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rates payable on all of JCG's senior notes, excluding the convertible senior notes.

Credit Facility

On October 14, 2011, JCG entered into a three-year, $250 million, unsecured, revolving credit facility (the "new Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The new Credit Facility replaces the prior Credit Facility, which matured on October 3, 2011. Under the new Credit Facility, the financing leverage ratio cannot exceed 3.00x and the interest coverage ratio must equal or exceed 4.00x. At December 31, 2011, JCG was in compliance with all covenants and there were no borrowings under the new Credit Facility. The Company capitalized $1.5 million of debt issuance costs for the new Credit Facility, which will be amortized over the three-year life of the agreement.

Aggregate Maturities of Indebtedness

The aggregate amounts of debt maturing or called in the next five years are as follows (in millions):

2012	$—
2013	—
2014	252.4
2015	—
2016	—
Thereafter	368.6

Total	$621.0

NOTE 8 — INCOME TAXES

JCG's components of income (loss) before taxes are as follows (in millions):

	December 31,
	2011	2010	2009
Domestic	$218.4	$235.3	$(759.7)
International	14.4	9.7	9.3

Total	$232.8	$245.0	$(750.4)

JCG's provision for income taxes is summarized as follows (in millions):

	December 31,
	2011	2010	2009
Current:
Federal	$69.6	$52.1	$6.2
State and local	3.3	(8.5)	(2.4)
International	4.2	3.7	1.7

Total current	77.1	47.3	5.5

Deferred:
Federal	2.2	27.1	(14.5)
State and local	0.1	2.3	2.8
International	—	(0.3)	(0.1)

Total deferred	2.3	29.1	(11.8)

Total income tax provision	$79.4	$76.4	$(6.3)

JCG's deferred income tax liabilities (assets) are summarized as follows (in millions):

	December 31,
	2011	2010
Income tax liabilities:
Intangible assets	$457.9	$447.2
Investments	—	11.2
Debt discounts and issue costs	8.8	11.7
Other	15.4	16.9

Deferred tax liabilities	482.1	487.0

Income tax assets:
Compensation and benefits	(58.6)	(61.4)
Accrued liabilities	(5.6)	(7.2)
Investments	(1.7)	—
Other	(14.8)	(18.0)

Deferred tax assets	(80.7)	(86.6)

Net deferred income tax liabilities	$401.4	$400.4

The current deferred income tax amounts at December 31, 2011 and 2010, are included within other current assets. Deferred tax assets and liabilities are reflected on JCG's Consolidated Balance Sheets as follows (in millions):

	December 31,
	2011	2010
Current deferred income tax asset	$(20.3)	$(9.9)
Long-term deferred income tax liability	421.7	410.3

Net deferred income tax liabilities	$401.4	$400.4

JCG's effective income tax rate differs from the statutory federal income tax rate as follows:

	December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State and local tax rate, net of federal benefit	2.3%	2.3%	2.0%
Noncontrolling interests	-1.7%	-1.3%	0.6%
Effect of state rate change	—	—	-0.3%
Impairment of goodwill	—	—	-36.8%
Tax adjustments	-1.9%	-6.1%	0.5%
Other	0.4%	1.3%	-0.2%

Total effective income tax rate	34.1%	31.2%	0.8%

The accounting guidance for uncertainty in income taxes sets forth a specific method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The tax contingencies liability relates primarily to general state tax items and has been recorded in other long-term liabilities and other current liabilities on JCG's Consolidated Balance Sheets, as appropriate. A reconciliation of the beginning and ending liability is as follows (in millions):

	December 31,
	2011	2010	2009
Beginning of period	$9.2	$23.7	$24.2
Additions for tax positions of current year	0.8	0.7	0.7
Additions for tax positions of prior years	0.5	—	1.4
Reduction due to statute expirations	(3.1)	(15.2)	(1.3)
Reduction due to settlement of audits	—	—	(1.3)

End of period	$7.4	$9.2	$23.7

As discussed in Note 2, the amounts included in the reconciliation of uncertain tax positions for the years ended December 31, 2010 and 2009, have been adjusted to exclude interest. The December 31, 2010, December 31, 2009, and January 1, 2009 balances have been reduced by $5.0 million, $13.2 million and $12.8 million, respectively, and as a result of the expiration of statutes of limitations, interest associated with the removal of uncertain tax positions for the years ended December 31, 2010 and 2009, has been reduced by $9.2 million and $0.8 million, respectively.

A deferred tax asset of $2.5 million is associated with the tax contingencies liability at December 31, 2011. If the tax contingencies liability and related deferred tax asset are reversed in future periods, the income tax provision would be favorably impacted by $4.9 million. As of December 31, 2011, JCG had $7.4 million of accrued reserves for income tax contingencies. JCG decreased its income tax contingency reserves in 2011 by $3.1 million as a result of the expiration of statutes of limitations, creating a net tax benefit of $2.0 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $3.0 million in the next 12 months primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities on JCG's Consolidated Balance Sheets.

Tax returns filed in previous years are subject to audit by various federal, state and international taxing authorities, and as a result of such audits, additional tax assessments may be proposed. As of December 31, 2011, tax years from 1996 and forward remain subject to audit.

Taxing authorities generally charge interest and may assess penalties in the event that a tax position taken is subsequently reversed upon examination. JCG has accrued interest on its uncertain tax provisions based on the rates specified by the applicable taxing authorities and has recorded the interest as a component of the tax provision. At December 31, 2011, 2010 and 2009, $3.4 million, $4.9 million and $13.1 million, respectively, of accrued interest are included in the liability for tax contingencies. Any potential penalties associated with a tax contingency will also be included as a component of the tax provision in the period in which the assessment of a penalty becomes likely. JCG does not believe that it is subject to any penalties related to its tax contingencies and, therefore, has not accrued a liability for tax penalties.

In the event of an overpayment of income taxes, taxing authorities generally pay interest from the date of the overpayment. JCG records interest income from taxing authorities as a component of the income tax provision.

NOTE 9 — OTHER BALANCE SHEET CAPTIONS

Other current assets are composed of the following (in millions):

	December 31,
	2011	2010
Deferred commissions	$3.0	$4.9
Deferred income taxes	20.3	9.9
Other current assets	21.9	31.3

Total	$45.2	$46.1

Other accrued liabilities are composed of the following (in millions):

	December 31,
	2011	2010
Accrued marketing and distribution	$15.7	$17.8
Income tax contingencies	5.2	6.7
Deferred compensation liability	21.8	38.0
Interest payable	4.7	6.8
Other accrued liabilities	13.1	16.6

Total	$60.5	$85.9

NOTE 10 — NONCONTROLLING INTERESTS

Noncontrolling interests consist of the following:

Noncontrolling Interests That Are Not Subject to Put Rights

Noncontrolling interests that are not subject to put rights totaled $35.9 million as of December 31, 2011, representing third-party investors' ownership in consolidated seeded investment products of $29.2 million and the current value of certain INTECH and Perkins ownership interests held by employees of $6.7 million. Noncontrolling interests that are not subject to put rights totaled $11.7 million as of December 31, 2010, representing third-party investors' ownership in consolidated seeded investment products of $7.0 million and the current value of certain INTECH and Perkins ownership interests held by employees of $4.7 million. Certain of the INTECH and Perkins ownership interests granted to employees become subject to put rights upon vesting at which time such interests are reclassified to redeemable noncontrolling interests.

In May 2011 and June 2010, INTECH purchased ownership interests held by INTECH employees for $0.6 million and $5.0 million, respectively. These ownership interests represent less than 1% of total INTECH ownership interests and were not subject to put rights.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of December 31, 2011, consist of INTECH and Perkins interests that are currently puttable to JCG or will become subject to put rights at certain future dates of $80.9 million and undistributed earnings of $4.5 million. Redeemable noncontrolling interests as of December 31, 2010, consist of INTECH and Perkins interests that are currently puttable to JCG or will become subject to put rights at certain future dates of $82.1 million and undistributed earnings of $0.7 million.

INTECH

On February 19, 2010, pursuant to contractual obligations, JCG acquired an additional 3% interest in INTECH from the two founding members for $31.4 million. The additional interest acquired in 2010 resulted in a reduction of redeemable noncontrolling interests on JCG's Consolidated Balance Sheets in an amount equal to the purchase price. This transaction reduced the two founders' aggregate ownership interest to approximately 2% of INTECH. Although the two founding members are no longer employed by INTECH, they remain as consultants. Each of the two INTECH founding members is entitled to retain his remaining INTECH shares outstanding until his death and has the option annually to require JCG to purchase from him his remaining ownership interest of INTECH at fair value.

The following table discloses the effect on equity as a result of JCG's acquisition of the additional 3% interest in INTECH (in millions):

	For the year ended December 31,
	2011	2010	2009
Net income attributable to controlling interest	$65.7	$70.5	$73.8
Decrease in JCG retained earnings from acquisition of noncontrolling interest	—	(29.1)	(23.0)

Change from net income (controlling interest) and acquisitions of noncontrolling interest	$65.7	$41.4	$50.8

Total INTECH ownership interests held by the two founders have an estimated value of approximately $13.7 million as of December 31, 2011. Ownership interests held by other INTECH employees subject to put rights had an estimated value of approximately $2.6 million and $3.1 million as of December 31, 2011 and 2010, respectively.

Perkins

On December 31, 2008 ("closing"), JCG increased its ownership of Perkins to approximately 80% with the purchase of an additional 50% ownership interest for $90.0 million in cash. Subsequently, during the first quarter 2009, the issuance of Perkins LLC interests that vest ratably over four years to its Chief Executive Officer resulted in a decrease of JCG's ownership in Perkins by 2.2%.

JCG also has the option to acquire the majority of the remaining 22.2% interest of Perkins at fair value (as described below) on the third, fifth, seventh or each subsequent annual anniversary of the closing. The noncontrolling owners of Perkins have the option to require JCG to purchase any or all of their remaining ownership interests following the fourth or sixth anniversary of closing at fair value. The total Perkins noncontrolling interest subject to put rights had an estimated value of approximately $64.6 million and $63.0 million as of December 31, 2011 and 2010, respectively, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to represent fair value.

NOTE 11 — COMMON STOCK ISSUANCE

In July 2009, JCG issued 20.9 million shares of common stock, par value $0.01, at $11.00 per share in an underwritten common stock offering for net proceeds of approximately $218.1 million. The common stock issuance was under JCG's Shelf Registration.

NOTE 12 — LONG-TERM INCENTIVE COMPENSATION

The components of JCG's long-term incentive compensation expense are summarized as follows (in millions):

	December 31,
	2011	2010	2009
Stock options	$7.1	$10.2	$12.1
Restricted stock awards	21.2	26.6	24.8
Mutual fund share awards	29.2	28.3	21.6
Perkins senior profit interests	5.3	17.8	2.3
Employee stock purchase plan	0.2	0.2	0.2

Total long-term incentive compensation	$63.0	$83.1	$61.0

Compensation cost associated with restricted stock includes $3.5 million, $3.9 million and $2.9 million of amortization of INTECH interests granted to certain key employees of INTECH for the years ended December 31, 2011, 2010 and 2009, respectively. Compensation cost classified within restricted stock also includes $1.2 million of amortization of Perkins ownership interests granted to a Perkins employee for each of the years ended December 31, 2011 and 2010.

Historical long-term incentive awards have been granted with ratable vesting schedules of between three and five years. The awards granted in 2011 were generally granted with a four-year ratable vesting schedule and are not subject to accelerated vesting. The awards JCG granted in 2010 were generally granted with a four-year ratable vesting schedule and were not subject to accelerated vesting. In addition to these awards, JCG granted a $10.0 million restricted stock award to its Chief Executive Officer on February 5, 2010. The award vested 50% on December 31, 2010, and 25% on January 1, 2012, and will vest 25% on January 1, 2013. INTECH also granted $5.1 million of ownership interests to its employees which generally vest and will be recognized over a four-year period. This award represents less than 1% of total INTECH ownership interests. The JCG awards granted in 2009 were granted with a four-year ratable vesting schedule and were not subject to accelerated vesting. In addition to the 2009 awards, Perkins granted $5.0 million of ownership interests with a four-year ratable vesting schedule, and INTECH granted $5.5 million of ownership interests which vest over 10 years.

At December 31, 2011, unrecognized compensation, net of estimated forfeitures, and the weighted-average number of years over which the compensation cost will be recognized are summarized as follows (in millions):

	Unrecognized Compensation	Weighted -Average Years
Stock options	$9.3	1.7
Restricted stock awards	43.9	3.4
Mutual fund share awards	49.7	2.4

Total	$102.9	2.8

Unrecognized INTECH interests included in restricted stock awards in the table above totaled $13.3 million and will be recognized over a weighted-average period of 5.5 years. Restricted stock included in the table above also includes unrecognized Perkins ownership interests totaling $1.2 million and will be recognized over a weighted-average period of 1.0 year.

JCG generally grants annual long-term incentive awards in February of each year. The 2012 annual grant, not included in the table above, totaled $55.0 million and will generally be recognized ratably over a four-year period. The 2012 annual grant is not subject to performance-based accelerated vesting.

Stock Options

There were no stock options granted to employees in 2011. The fair value of stock options granted to JCG employees in 2010 and 2009 was estimated on the date of each grant using the Black-Scholes option pricing model with the following assumptions:

	2010	2009
Dividend yield	0.34%	0.75%
Expected volatility	65%	54%
Risk-free interest rate	2.29%	1.85%
Expected life	5 years	5 years

Expected volatility was determined using an average of JCG's historical volatility and industry and market averages, as appropriate. Expected life was determined using employee termination rates and vesting periods of each grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant. Stock options granted prior to February 2006 have a maximum contractual term of 10 years, and options granted thereafter have a maximum contractual term of seven years.

The table below summarizes JCG's outstanding options:

	2011		2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	16,156,404	$14.32	16,957,307	$15.99	11,704,879	$21.91
Granted	—	—	2,120,832	11.76	6,283,643	5.32
Exercised	(473,312)	5.58	(626,373)	5.46	—	—
Forfeited	(217,051)	7.54	(513,644)	8.40	(811,139)	15.10
Expired	(465,137)	22.47	(1,781,718)	32.05	(220,076)	28.97

Outstanding at December 31	15,000,904	$14.44	16,156,404	$14.32	16,957,307	$15.99

Exercisable	1,954,233	$5.32	1,143,547	$5.51	359,871	$6.21

Vested or expected to vest	14,028,905	$14.94	15,015,370	$14.87	15,520,200	$16.44

Weighted-average fair value of options granted during the year	$—		$6.39		$2.41

Intrinsic value of options at December 31 (in millions):
Exercised	$2.8		$4.4		$—

Outstanding	$4.3		$40.5		$48.4

Exercisable	$1.9		$8.5		$2.6

The following table summarizes the information about stock options that were outstanding at December 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$5 to $15	8,155,469	3.84	$8.93	1,954,233	4.09	$5.32
$15 to $25	4,854,287	1.86	18.47	—	—	—
$25 to $28	1,991,148	2.48	27.17	—	—	—

$5 to $28	15,000,904	3.02	$14.44	1,954,233	4.09	$5.32

Restricted Stock Awards

The table below summarizes unvested restricted stock awards for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 1	3,710,792	$9.64	4,302,285	$10.79	1,947,189	$25.89
Granted	2,523,901	11.58	1,677,758	11.95	3,748,536	5.76
Vested	(1,345,896)	12.23	(1,986,825)	13.66	(1,053,436)	19.67
Forfeited	(188,663)	10.87	(282,426)	12.36	(340,004)	14.18

Unvested at December 31	4,700,134	$9.90	3,710,792	$9.64	4,302,285	$10.79

The total fair value of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009, was $16.4 million, $24.8 million and $9.5 million, respectively.

Price-Vesting Units

JCG granted 249,100 in price-vesting units to its Chief Executive Officer on December 30, 2011, totaling $1.2 million. These price-vesting units comprise two tranches of $0.6 million each. The first tranche is subject to a stock price hurdle representing a 27% premium over the $6.31 closing price of the Company's common stock on the date of grant and the second tranche is subject to a stock price hurdle representing a 58% premium over the same closing price. Both tranches vest ratably over a four-year service period. To achieve each price hurdle, the Company's common stock must close at or above the prescribed price for 20 consecutive trading days at any time during the service period of the award. The units only vest if both the price hurdle and the service conditions are met. The price-vesting units award is required to be amortized using the graded-vesting method due to the underlying market conditions as represented by the stock price hurdles. In addition, the expense will be recognized irrespective of achieving the price hurdles provided service conditions are satisfied.

Mutual Fund Share Awards

During 2011, 2010 and 2009, JCG granted employees $36.4 million, $43.2 million and $36.6 million, respectively, in awards that are indexed to certain mutual funds managed by the Company. Upon vesting, participants receive the value of the award adjusted for earnings or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding.

Historically, the Company has entered into fair value hedges to protect against the market variability of the mutual funds to which the awards were indexed by making investments equal to the amount of the awards in the mutual funds selected by the participants. Rather than recording subsequent changes in market value currently within earnings, such changes were recorded as offsetting increases or decreases to the Company's hedge assets and mutual fund share award liability, or both.

Incremental changes in the fair value of the mutual fund share awards along with the mutual fund share awards themselves are subject to vesting considerations. Changes in the fair value of the Company's investments in mutual funds are not, however, subject to vesting considerations. The vesting considerations related to the mutual fund share awards generate ineffectiveness within the fair value hedges that had not been recognized in earnings prior to the fourth quarter 2010. Accounting guidance defines ineffectiveness as the amount by which changes in the fair value of the hedged item during a given accounting period is not perfectly offset by changes in the hedge instrument during that same period.

During the fourth quarter 2010, JCG concluded that the historical accounting treatment for the mutual fund share awards and the associated hedge instrument was incorrect due to the ineffectiveness discussed above. Accordingly, for financial accounting purposes, the hedging relationship was terminated and mark-to-market adjustments on the awards and associated hedge, previously recognized as increases or decreases in the mutual fund share award liability, were recorded in earnings in the fourth quarter 2010. Since that time, JCG has accounted for the mutual fund share award liability and the related investments in mutual funds as separate instruments, with their respective changes in fair value recognized in earnings each reporting period.

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

JCG assessed the significance of the incorrect accounting and concluded that recognizing a cumulative adjustment in the fourth quarter 2010 was not material to JCG's financial statements for any reported prior period or on a cumulative basis to 2010.

At December 31, 2011, the cost basis of unvested awards totaled $72.6 million.

Perkins Senior Profits Interests

On December 31, 2008, Perkins granted senior profits interest awards designed to retain and incentivize key employees to grow the business. These awards vest on the fifth anniversary of grant and are generally entitled to a total of 5% of Perkins' annual taxable income. In addition, these awards have a formula-driven terminal value based on revenue and relative investment performance of products managed by Perkins. JCG can call and terminate any or all of the awards on the fifth, seventh or each subsequent anniversary of grant or prior to the fifth anniversary of grant if the formula yields a terminal value equal to or greater than $40.0 million. Participants can require JCG to terminate the awards in exchange for the then-applicable formula price on the sixth anniversary of grant. The senior profits interest awards are also subject to termination at premiums or discounts to the formula at the option of JCG or certain employees, as applicable, upon certain corporate or employment-related events affecting Perkins or certain employees.

Long-Term Incentive Stock Plans

On May 10, 2005, JCG shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan"), which allowed the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. The 2010 annual grant in February used the majority of the remaining shares under the 2005 Plan. On April 29, 2010, JCG shareholders approved the 2010 Long-Term Incentive Stock Plan ("2010 Plan"), which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock. Subsequent to the 2012 annual grant in February, approximately 0.6 million shares of equity-based awards are available to be granted under the 2010 Plan. The Company intends to seek shareholder approval for additional shares for equity-based awards at its 2012 Annual Meeting of Stockholders.

NOTE 13 — EMPLOYEE BENEFIT PLANS

Substantially all full-time employees of JCG are eligible to participate in a company-sponsored 401(k), Employee Stock Ownership Plan ("ESOP") and profit-sharing plan (collectively, the "401(k) Plan"). Historically, JCG has matched a maximum of 3% of employee compensation in the 401(k) Plan. During 2009, JCG decreased the company match to the 401(k) Plan to $0.50 per dollar up to 3% of employee compensation. JCG reinstated the previous 401(k) Plan company match of a maximum of 3% of employee compensation in 2010. Contributions to the ESOP and the profit-sharing components of the 401(k) Plan are made at the discretion of the Board of Directors' Compensation Committee. Participants vest ratably in the ESOP and profit-sharing contributions over a five-year period. Expenses related to the 401(k) Plan were $6.3 million, $8.7 million and $7.2 million in 2011, 2010 and 2009, respectively.

The Company also has a deferred compensation plan for certain highly compensated employees. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by the Company. The Company makes no contributions to the plan. To protect against market variability of the liability, the Company creates a fair value hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Changes in market value increase or decrease the investment asset held by the Company with the offset recorded to the liability to the participants. Any hedge ineffectiveness will result in increases or decreases in employee compensation and benefits expense. Hedge effectiveness is assessed quarterly and the hedge has been 100% effective since inception; therefore, no gain or loss has been recognized. At December 31, 2011, the notional amount of the fair value hedge is $6.2 million and represents total payroll deferrals.

NOTE 14 — EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income attributable to JCG common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share adjusts the weighted-average shares outstanding by the dilutive impact of shares underlying stock options and unvested restricted stock awards. The following is a summary of the earnings per share calculation (in millions, except per share data):

	For the year ended December 31,
	2011	2010	2009
Net income (loss) attributable to JCG common shareholders	$142.9	$159.9	$(757.1)

Basic earnings (loss) per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	182.5	179.8	166.5

Basic earnings (loss) per share	$0.78	$0.89	$(4.55)

Diluted earnings (loss) per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	182.5	179.8	166.5
Dilutive effect of stock options and unvested restricted stock using the treasury stock method	1.7	2.2	—

Weighted-average diluted common shares outstanding	184.2	182.0	166.5

Diluted earnings (loss) per share	$0.78	$0.88	$(4.55)

Dividends per share	$0.15	$0.04	$0.04

The following stock options, unvested restricted stock and price-vesting units are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	For the year ended December 31,
	2011	2010	2009
Stock options	10.6	11.2	17.0
Unvested restricted stock and price-vesting units	2.1	1.5	4.2

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

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

JCG rents office space and equipment under the terms of various operating lease agreements. As of December 31, 2011, future minimum rental commitments under non-cancelable operating and capital leases are as follows (in millions):

2012	$17.0
2013	13.2
2014	12.1
2015	11.8
2016	11.6
Thereafter	33.2

Total	$98.9

Rent expense was $17.8 million, $16.5 million and $20.2 million in 2011, 2010 and 2009, respectively.

JCG's capital lease obligations represent leased computer equipment. The carrying value of the obligations at December 31, 2011 and 2010, totaled $1.2 million and $1.3 million, respectively, and is included in accrued liabilities and other liabilities on JCG's Consolidated Balance Sheets. The related lease terms extend through 2016.

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

NOTE 16 — LITIGATION AND OTHER REGULATORY MATTERS

JCG is periodically involved in various legal proceedings and other regulatory matters. At December 31, 2011, JCG has a litigation accrual of $1.6 million for all pending litigation matters. Possible losses in addition to this amount cannot be currently estimated, and as such, no additional accruals have been made. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of each of the actions described below and other matters that are pending or threatened will not have a material effect on JCG's consolidated financial condition.

Market Timing Litigation

Following the market timing investigations by the New York Attorney General and the SEC in 2003, JCG and certain affiliates were named as defendants in a consolidated lawsuit in the U.S. District Court in Baltimore, Maryland (Case No. MDL No. 1586, 04-MD-15863). Five amended complaints were originally filed in these coordinated proceedings and only two complaints remained and were successfully resolved during 2011. The first complaint related to derivative claims by investors in certain Janus funds ostensibly on behalf of such funds (Steinberg et al. v. Janus Capital Management, LLC et al., U.S. District Court, District of Maryland, Case No. 04-CV-00518). On January 20, 2010, the U.S. District Court entered orders dismissing the remaining claims asserted against JCG and its affiliates by fund investors in the Steinberg matter, and the Fourth Circuit Court of Appeals affirmed the dismissal of claims on December 2, 2011.

After a trial court dismissal and subsequent appeal, the second complaint remaining during 2011 of First Derivative Traders et. al. v. Janus Capital Group Inc., et al., U.S. District Court, District of Maryland, MDL 1586, a putative class of shareholders of the Company asserting claims against JCG and Janus, was dismissed in JCG's and Janus' favor by the U.S. Supreme Court in June 2011.

Other Regulatory Matters

As previously disclosed on JCG's Form 8-K dated November 23, 2010, JCG received a governmental inquiry regarding an insider trading investigation. JCG is cooperating fully with that inquiry. JCG has not been accused of any wrongdoing, and the government confirmed that JCG is not a target or a subject of its investigation into potential insider trading.

NOTE 17 — RELATED PARTY TRANSACTIONS

JCG earns fees from the various registered investment companies for which it acts as investment adviser. Accounts receivable include amounts due from these investment companies. The table below presents this related party activity as of and for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Investment Management and Shareowner Servicing Fees	Accounts Receivable from Registered Investment Companies	12b-1 Plan Fees Earned
2011	$804.9	$56.1	$5.2
2010	$820.0	$81.7	$8.5
2009	$662.7	$73.0	$6.3

NOTE 18 — SHAREHOLDER RIGHTS PLAN

JCG does not currently have a Shareholder Rights Plan ("Rights Plan") in place as JCG's Board of Directors let the previous Rights Plan expire by its terms in June 2010. The Board of Directors reserves the right to implement a new Rights Plan at any time.

NOTE 19 — SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one business segment, its Investment Management operations.

The following summary provides information concerning JCG's principal geographic areas as of and for the years ended December 31, 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Revenues:
United States	$876.7	$903.2	$757.1
International	105.2	112.5	91.6

Total	$981.9	$1,015.7	$848.7

Long-lived assets:
United States	$1,729.4	$1,792.9	$1,789.2
International	6.0	6.9	8.1

Total	$1,735.4	$1,799.8	$1,797.3

International revenues and assets are attributed to countries based on the location in which revenues are earned, primarily the United Kingdom.

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$265.4	$264.0	$236.9	$215.6	$981.9
Operating income	85.2	81.8	74.2	70.6	311.8
Net income	40.9	45.5	27.3	39.7	153.4
Noncontrolling interests	(3.0)	(3.6)	0.1	(4.0)	(10.5)
Net income attributable to JCG	37.9	41.9	27.4	35.7	142.9
Basic earnings per share attributable to JCG common shareholders	$0.21	$0.23	$0.15	$0.20	$0.78
Diluted earnings per share attributable to JCG common shareholders	$0.21	$0.23	$0.15	$0.19	$0.78

	2010
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$246.9	$249.3	$243.8	$275.7	$1,015.7
Operating income	67.3	61.4	57.1	95.8	281.6
Net income	33.4	31.4	35.4	68.4	168.6
Noncontrolling interests	(2.1)	(1.2)	(2.9)	(2.5)	(8.7)
Net income attributable to JCG	31.3	30.2	32.5	65.9	159.9
Basic earnings per share attributable to JCG common shareholders	$0.17	$0.17	$0.18	$0.37	$0.89
Diluted earnings per share attributable to JCG common shareholders	$0.17	$0.17	$0.18	$0.36	$0.88

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

As of December 31, 2011, JCG's management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Richard M. Weil, Chief Executive Officer, and Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer, reviewed and participated in management's evaluation of the disclosure controls and procedures. Based on this evaluation, Messrs. Weil and Koepfgen concluded that as of the date of their evaluation, JCG's disclosure controls and procedures were effective.

There has been no change in JCG's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2011 that has materially affected, or is reasonably likely to materially affect, JCG's internal controls over financial reporting.

JCG's Management Report on Internal Control over Financial Reporting and Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm, which contains its attestation on JCG's internal control over financial reporting, are incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 AND 14.

The Company's Proxy Statement for its 2012 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   List of Documents Filed as Part of This Report

(1)
Financial Statements

The financial statements and related notes, together with the report of Deloitte & Touche LLP dated February 27, 2012, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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
(4) Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Form of Certificate representing Common Stock is hereby incorporated by reference from Exhibit 4.1 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
4.2	Article FOURTH, Article FIFTH, Article SIXTH, Article SEVENTH and Article ELEVENTH of Exhibit 3.1.1 above are hereby incorporated by reference
4.3	Article II; Article III, Section 2; and Article V of Exhibit 3.2 above are hereby incorporated by reference
4.5
Indenture dated as of November 6, 2001 (2001 Indenture), between Janus Capital Group Inc. and The Bank of New York Trust Company N.A. (as successor to The Chase Manhattan Bank), is hereby incorporated by reference from Exhibit 4.1 to JCG's Current Report on Form 8-K, dated November 6, 2001
4.5.1
First Supplemental Indenture to the 2001 Indenture, dated as of June 14, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor to the Chase Manhattan Bank), is hereby incorporated by reference from Exhibit 4.5 to JCG's Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253)
4.5.1
Second Supplemental Indenture to the 2001 Indenture, dated July 21, 2009, between Janus Capital Group Inc. and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated July 23, 2009 (File No. 001-15253)
4.5.3
Officers' Certificate pursuant to the 2001 Indenture (as per Exhibit 4.5 above) is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated November 6, 2001 (File No. 001-15253)
4.6	Form of 3.25% Convertible Senior Notes due 2014, is hereby incorporated by reference from Exhibit 4.3 to JCG's Current Report on Form 8-K, dated July 23, 2009 (File No. 001-15253)
4.7
6.119% Senior Notes Due 2014 Indenture (2004 Indenture), dated as of April 26, 2004, between Janus Capital Group Inc. and JPMorgan Chase Bank, as Trustee is hereby incorporated by reference from Exhibit 4.2 to JCG's Form 10-Q for the quarterly period ended March 31, 2004 (File No. 001-15253)
4.8	6.700% Senior Notes Due 2017 Prospectus Supplement (to Prospectus dated June 5, 2007) is hereby incorporated by reference from Form 424B5, filed June 11, 2007 (File No. 333-143510)
4.9
First Supplemental Indenture to the 2004 Indenture, dated as of June 14, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), is hereby incorporated by reference from Exhibit 4.6 to JCG's Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253)

4.9.1	Officers' Certificate pursuant to the Indenture establishing the terms of 2017 Notes (as per Exhibit 4.8 above) is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253)
(10) Material Contracts
10.1
Representative Director Indemnification Agreement is hereby incorporated by reference from Exhibit 10.1 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.2
Intercompany Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.3 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.3
Tax Disaffiliation Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.4 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.4
$125 million Amended Competitive Advance and Revolving Credit Facility Agreement, dated as of June 12, 2009, with Citibank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent for the lenders, is attached to this Form 10-K as Exhibit 10.4*
10.4.1
$100 million 364-Day Competitive Advance and Revolving Credit Facility Agreement, dated as of October 4, 2010, with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, is attached to this Form 10-K as Exhibit 10.4.1*
10.4.2
$250 million Three-Year Senior Unsecured Revolving Credit Facility, dated as of October 14, 2011, with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, is hereby incorporated by reference from Exhibit 10.2 to JCG's 10-Q for the quarterly period ended September 30, 2011 (File No. 001-15253)*
10.5
Amended and Restated Limited Liability Company Agreement of Janus Capital Management LLC, dated as of March 13, 2002, is hereby incorporated by reference to JCG's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.6
Janus Capital Group Inc. Employee Stock Purchase Plan, as Amended and Restated Effective October 23, 2006, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001- 15253)*
10.7
Janus Capital Group Inc. Amended and Restated 2004 Employment Inducement Award Plan, effective as of January 22, 2008, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)*
10.8	Janus Capital Group Inc. 2012 Employment Inducement Award Plan, effective as of January 24, 2012, is attached to this Form 10-K as Exhibit 10.8*
10.9	Janus Capital Group Inc. Amended and Restated Mutual Fund Share Investment Plan, effective January 1, 2012, is attached to this Form 10-K as Exhibit 10.9*
10.10
Janus Capital Group Inc. Management Incentive Compensation Plan, effective January 1, 2008, is hereby incorporated by reference from Appendix D to JCG's 2008 Proxy Statement on Schedule 14A (File No. 001-15253)*

10.11	Janus Capital Group Inc. 401(k) and Employee Stock Ownership Plan ("Janus 401(k) Plan"), as amended and restated effective January 1, 2009, is hereby incorporated by reference from Exhibit 10.14 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.12
Amendment No. 1 to Janus 401(k) Plan, effective December 30, 2009, is hereby incorporated by reference from Exhibit 10.14.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001- 15253)*
10.12.1	Amendment No. 2 to Janus 401(k) Plan, effective July 19, 2010, is hereby incorporated by reference from Exhibit 10.3 to JCG's 10-Q for the quarterly period ended June 30, 2010 (File No. 001- 15253)*
10.12.2	Amendment No. 3 to Janus 401(k) Plan, effective June 21, 2011, is attached to this Form 10-K as Exhibit 10.12.2*
10.12.3	Amendment No. 4 to Janus 401(k) Plan, effective June 21, 2011, is attached to this Form 10-K as Exhibit 10.12.3*
10.12.4	Amendment No. 5 to Janus 401(k) Plan, effective July 1, 2011, is hereby incorporated by reference from Exhibit 10.1 to JCG's 10-Q for the quarterly period ended June 30, 2011 (File No. 001-15253)*
10.12.5	Amendment No. 6 to Janus 401(k) Plan, effective January 1, 2009, is attached to this Form 10-K as Exhibit 10.12.5*
10.13
Janus Capital Group Inc. Amended and Restated Income Deferral Program, effective as of January 22, 2008, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)*
10.14
Amendment No. 1 to the Janus Capital Group Inc. Amended and Restated Income Deferral Program, effective July 19, 2010, is hereby incorporated by reference from Exhibit 10.4 to JCG's 10-Q for the quarterly period ended June 30, 2010 (File No. 001- 15253)*
10.15
Janus Capital Group Inc. Amended and Restated Directors' Deferred Fee Plan, effective as of October 20, 2008, is hereby incorporated by reference from Exhibit 10.3 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)*
10.16
Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted to executive officers in 2008, is hereby incorporated by reference from Exhibit 10.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001- 15253)*
10.16.1
Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted to executive officers in 2009, is hereby incorporated by reference from Exhibit 10.17.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.16.2
Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted to executive officers in 2010, is hereby incorporated by reference from Exhibit 10.17.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001- 15253)*

10.16.3	Form of Long-Term Incentive Acceptance Form for Restricted Stock and Mutual Fund Units, effective for awards granted to executive officers in 2011, is hereby incorporated by reference from Exhibit 10.7.5 to JCG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-15253)*
10.16.4
Form of Long-Term Incentive Acceptance Form for Stock Options, Restricted Stock and Mutual Fund Units, effective for awards granted to executive officers in 2012, is attached to this Form 10-K as Exhibit 10.16.4*
10.17
Amended and Restated Janus Capital Group Inc. 2005 Long-Term Incentive Stock Plan, effective January 22, 2008, is hereby incorporated by reference from Exhibit 10.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001- 15253)*
10.18
Janus Capital Group Inc. 2010 Long-Term Incentive Stock Plan, effective April 29, 2010, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended June 30, 2010 (File No. 001- 15253)*
10.18.1	Amendment to Janus Capital Group Inc. 2010 Long-Term Incentive Stock Plan, effective December 28, 2011, is attached to this Form 10-K as Exhibit 10.18.1*
10.19
Amended and Restated Change in Control Agreement by and between the Company and Robin C. Beery, effective as of October 1, 2008, is hereby incorporated by reference from Exhibit 10.20 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.20
Change in Control Agreement by and between Janus Capital Group Inc. and Richard M. Weil, dated February 1, 2010, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 8-K, dated February 4, 2010 (File No. 001-15253)*
10.21
Amended and Restated Form of Change in Control Agreement by and between Janus Management Holdings Corporation and each of the following: Jonathan D. Coleman and Richard Gibson Smith, dated October 1, 2008 ("CIO's Change in Control Agreements"), is hereby incorporated by reference from Exhibit 10.25.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.22
Amendment No. 1 to CIO's Change in Control Agreements, dated as of January 1, 2011, is hereby incorporated by reference from Exhibit 10.25.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-15253)*
10.23
Severance Rights Agreement by and between Janus Management Holdings Corporation and Jonathan D. Coleman, dated January 1, 2009, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 8-K, dated November 12, 2008 (File No. 001-15253)*
10.24
Severance Rights Agreement by and between Janus Management Holdings Corporation and Richard Gibson Smith, dated January 1, 2009, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 8-K, dated November 12, 2008 (File No. 001-15253)*
10.25
Amended and Restated Change in Control Agreement by and between Janus Management Holdings Corporation and James P. Goff ("Goff Change in Control Agreement"), dated October 1, 2008, is hereby incorporated by reference from Exhibit 10.26.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.25.1
Amendment No. 1 to Goff Change in Control Agreement, dated as of January 1, 2011, is hereby incorporated by reference from Exhibit 10.26.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-15253)*

10.26	Amended Severance Letter Agreement by and between Janus Management Holdings Corporation and James Goff, dated October 1, 2008, is hereby incorporated by reference from Exhibit 10.26.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.27
Summary of Janus Capital Group Inc. Outside Director Compensation Program effective May 1, 2008, is hereby incorporated by reference from Exhibit 10.28 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.28
Offer letter for Richard M. Weil dated January 6, 2010, is hereby incorporated by reference from Exhibit 10.30 to JCG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15253)*
10.29
Transition Agreement and Legal Release, dated July 15, 2011, between Janus Management Holdings Corporation and Gregory A. Frost, is hereby incorporated by reference from Exhibit 10.3 to JCG's Form 10-Q for the quarterly period ended September 30, 2011 (File No. 001-15253)*
10.30
Janus Capital Variable Compensation Program, dated July 1, 2011, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended September 30, 2011 (File No. 001-15253)*
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

(c)   Exhibits

JANUS CAPITAL GROUP INC.
2011 FORM 10-K ANNUAL REPORT
INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
10.4	$125 million Amended Competitive Advance and Revolving Credit Facility Agreement, dated as of June 12, 2009, with Citibank, N.A. as administrative agent and swingline lender and JP Morgan Chase Bank, N.A., as syndication agent for the lenders	10
10.4.1	$100 million 364-Day Competitive Advance and Revolving Credit Facility Agreement, dated as of October 4, 2010, with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender	10
10.8	Janus Capital Group Inc. 2012 Employment Inducement Award Plan, effective as of January 24, 2012	10
10.9	Janus Capital Group Inc. Amended and Restated Mutual Fund Share Investment Plan, effective January 1, 2012	10
10.12.2	Amendment No. 3 to Janus 401(k) Plan, effective June 21, 2011	10
10.12.3	Amendment No. 4 to Janus 401(k) Plan, effective June 21, 2011	10
10.12.5	Amendment No. 6 to Janus 401(k) Plan, effective January 1, 2009	10
10.16.4	Form of Long-Term Incentive Acceptance Form for Stock Options, Restricted Stock and Mutual Fund Units, effective for awards granted to executive officers in 2012	10
10.18.1	Amendment to Janus Capital Group Inc. 2010 Long-Term Incentive Plan, effective December 28, 2011	10
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K	12
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K	21
23.1	The Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	23
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31
31.2	Certification of Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer of Registrant	31
32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
101.INS	XBRL Insurance Document	101
101.SCH	XBRL Taxonomy Extension Schema Document	101
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Capital Group Inc.
By:	/s/ RICHARD M. WEIL Richard M. Weil Chief Executive Officer

February 27, 2012

The officers and directors of Janus Capital Group Inc., whose signatures appear below, hereby constitute and appoint David W. Grawemeyer or Bruce L. Koepfgen, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2011, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2012.

Signature	Title

/s/ RICHARD M. WEIL Richard M. Weil	Director and Chief Executive Officer (Principal Executive Officer)
/s/ BRUCE L. KOEPFGEN Bruce L. Koepfgen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ BRENNAN A. HUGHES Brennan A. Hughes	Vice President and Controller (Principal Accounting Officer)
/s/ STEVEN L. SCHEID Steven L. Scheid	Chairman of the Board
/s/ TIMOTHY K. ARMOUR Timothy K. Armour	Director
/s/ PAUL F. BALSER Paul F. Balser	Director

Signature	Title

/s/ G. ANDREW COX G. Andrew Cox	Director
/s/ JEFFREY J. DIERMEIER Jeffrey J. Diermeier	Director
/s/ J. RICHARD FREDERICKS J. Richard Fredericks	Director
/s/ DEBORAH R. GATZEK Deborah R. Gatzek	Director
/s/ LAWRENCE E. KOCHARD Lawrence E. Kochard	Director
/s/ ROBERT T. PARRY Robert T. Parry	Director
/s/ JOCK PATTON Jock Patton	Director
/s/ GLENN S. SCHAFER Glenn S. Schafer	Director