Form 10-Q
period 2012-09-30
JANUS CAPITAL GROUP INC
filed 2012-10-25
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 19, 2012, there were 187,209,321 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$352.7	$360.0
Investment securities	330.9	312.0
Accounts receivable	91.8	96.7
Income taxes receivable	12.2	22.0
Other current assets	46.4	45.2
Total current assets	834.0	835.9

Other assets:
Property and equipment, net	33.4	36.9
Intangible assets, net	1,250.2	1,261.8
Goodwill	488.2	488.2
Other assets	18.6	21.2

Total assets	$2,624.4	$2,644.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5.0	$5.5
Accrued compensation and benefits	71.0	82.8
Other accrued liabilities	60.8	60.5
Total current liabilities	136.8	148.8

Other liabilities:
Long-term debt	542.8	595.2
Deferred income taxes	435.0	421.7
Other liabilities	42.0	43.8
Total liabilities	1,156.6	1,209.5

Commitments and contingencies

Redeemable noncontrolling interests	56.2	85.4

STOCKHOLDERS’ EQUITY

Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par, 1,000,000,000 shares authorized; 265,500,708 and 265,500,708 shares issued, respectively; 187,379,447 and 187,035,534 shares outstanding, respectively)	1.9	1.9
Retained earnings	1,388.9	1,311.8
Accumulated other comprehensive income (loss)	0.1	(0.5)
Total JCG stockholders’ equity	1,390.9	1,313.2
Noncontrolling interests	20.7	35.9
Total stockholders’ equity	1,411.6	1,349.1

Total liabilities and stockholders’ equity	$2,624.4	$2,644.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues:
Investment management fees	$194.1	$202.2	$588.5	$653.4
Performance fees	(20.9)	(3.1)	(61.8)	(2.5)
Shareowner servicing fees and other	35.8	37.8	106.7	115.4
Total	209.0	236.9	633.4	766.3

Operating expenses:
Employee compensation and benefits	70.8	71.2	209.4	232.8
Long-term incentive compensation	16.2	16.4	51.0	52.3
Marketing and advertising	5.4	6.2	16.3	20.5
Distribution	32.3	35.5	96.0	111.2
Depreciation and amortization	9.9	8.1	26.0	25.5
General, administrative and occupancy	26.5	25.3	78.2	82.8
Total	161.1	162.7	476.9	525.1

Operating income	47.9	74.2	156.5	241.2

Interest expense	(11.1)	(13.0)	(33.9)	(39.3)
Investment gains (losses), net	7.6	(23.4)	6.9	(23.1)
Other income, net	0.3	1.4	2.2	1.8
Loss on early extinguishment of debt	—	—	(7.2)	(9.9)
Income before taxes	44.7	39.2	124.5	170.7

Income tax provision	(17.0)	(11.9)	(45.4)	(57.0)

Net income	27.7	27.3	79.1	113.7
Noncontrolling interests	(2.6)	0.1	(8.0)	(6.5)

Net income attributable to JCG	$25.1	$27.4	$71.1	$107.2

Earnings per share attributable to JCG common shareholders:
Basic	$0.14	$0.15	$0.39	$0.59
Diluted	$0.14	$0.15	$0.38	$0.58

Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities	$0.1	$—	$0.6	$0.1
Amortization of net loss on cash flow hedge	—	—	—	0.1
Reclassification for net losses (gains) included in net income	0.2	(0.9)	(0.1)	(1.4)
Foreign currency translation adjustment	0.3	(2.1)	0.1	(0.8)
Total other comprehensive income (loss), net of tax	0.6	(3.0)	0.6	(2.0)
Comprehensive income	28.3	24.3	79.7	111.7
Comprehensive income attributable to noncontrolling interests	(2.6)	0.1	(8.0)	(6.5)
Comprehensive income attributable to JCG	$25.7	$24.4	$71.7	$105.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended
	September 30,
	2012	2011
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$79.1	$113.7
Adjustments to net income:
Depreciation and amortization	26.0	25.5
Deferred income taxes	12.1	(0.9)
Amortization of stock-based compensation	22.5	31.4
Investment (gains) losses, net	(6.9)	23.1
Amortization of debt discount and deferred issuance costs	8.4	8.5
Loss on early extinguishment of debt	7.2	9.9
Payment of deferred commissions, net	(3.9)	(3.8)
Other, net	0.3	(0.4)
Changes in operating assets and liabilities:
Accounts receivable	5.2	32.6
Other assets	6.8	(10.4)
Accounts payable and accrued compensation payable	(8.7)	(48.9)
Other liabilities	(6.6)	(30.0)
Net operating activities	141.5	150.3

Investing activities:
Purchase of property and equipment	(4.4)	(5.0)
Purchase of investment securities	(96.4)	(158.2)
Proceeds from sales of investment securities	69.5	218.0
Net investing activities	(31.3)	54.8

Financing activities:
Repayment of long-term debt	(65.8)	(223.0)
Purchase of noncontrolling interests	(6.5)	(0.9)
Proceeds from stock plans	5.3	3.1
Proceeds from stock option issuance	4.9	—
Excess tax benefit from equity-based compensation	1.3	3.3
Repurchase of common stock	(14.9)	—
Distributions to noncontrolling interests	(9.1)	(12.1)
Principal payments under capital lease obligations	(0.8)	(0.7)
Dividends paid to shareholders	(31.9)	(18.6)
Net financing activities	(117.5)	(248.9)

Cash and cash equivalents:
Net decrease	(7.3)	(43.8)
At beginning of period	360.0	373.2
At end of period	$352.7	$329.4

Supplemental cash flow information:
Cash paid for interest	$19.9	$26.4
Cash paid for income taxes	$27.3	$66.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions)

				Accumulated	Nonredeemable
				Other	Noncontrolling	Total
		Common	Retained	Comprehensive	Interests in	Stockholders’
	Shares	Stock	Earnings	Income (Loss)	Subsidiaries	Equity

Balance at December 31, 2010	184.1	$1.8	$1,168.1	$1.6	$11.7	$1,183.2

Net income			142.9		2.4	145.3
Other comprehensive loss				(2.1)		(2.1)
Amortization of stock-based compensation			24.9		4.5	29.4
Issuance and forfeitures of restricted stock awards, net	2.3	0.1				0.1
Stock option exercises and employee stock purchases	0.6		3.6			3.6
Changes in noncontrolling interests in consolidated investment products					22.1	22.1
Purchase of noncontrolling interests					(0.8)	(0.8)
Distributions to noncontrolling interests					(2.7)	(2.7)
Change in fair value of redeemable noncontrolling interests			(1.4)		0.4	(1.0)
Vesting of nonredeemable noncontrolling interests			1.7		(1.7)	—
Common stock dividends			(28.0)			(28.0)
Balance at December 31, 2011	187.0	1.9	1,311.8	(0.5)	35.9	1,349.1

Net income			71.1		1.4	72.5
Other comprehensive income				0.6		0.6
Amortization of stock-based compensation			20.5		3.5	24.0
Issuance and forfeitures of restricted stock awards, net	1.3					—
Stock option exercises and employee stock purchases	0.9		5.3			5.3
Common stock repurchases	(1.8)		(14.9)			(14.9)
Changes in noncontrolling interests in consolidated investment products					(16.5)	(16.5)
Purchase of noncontrolling interests					(0.6)	(0.6)
Distributions to noncontrolling interests					(1.8)	(1.8)
Change in fair value of redeemable noncontrolling interests			22.1		(1.2)	20.9
Stock option issuance			4.9			4.9
Common stock dividends			(31.9)			(31.9)
Balance at September 30, 2012	187.4	$1.9	$1,388.9	$0.1	$20.7	$1,411.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “JCG” or the “Company”) management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All such adjustments are of a normal recurring nature. Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the issuance date. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 — Recent Accounting Guidance

In June 2011, the Financial Accounting Standards Board issued an update regarding the presentation of comprehensive income. This standard eliminated the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Under the updated guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts (net income and other comprehensive income), are displayed under either alternative. The statement(s) must be presented with equal prominence as the other primary financial statements. The Company adopted the standard on January 1, 2012, and has presented items of net income and other comprehensive income in one continuous statement.

Note 3 — Investment Securities

JCG’s investment securities, all carried at fair value at September 30, 2012 and December 31, 2011, are summarized as follows (in millions):

	September 30, 2012				December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Short-term investments:
Trading securities:
Seeded investment products	$198.9	$16.3	$(2.6)	$212.6	$196.6	$8.2	$(8.4)	$196.4
Mutual fund share awards	83.8	6.9	(2.2)	88.5	72.6	6.5	(4.3)	74.8
Other investment securities	—	—	—	—	3.2	—	—	3.2
Available-for-sale securities:
Seeded investment products	32.0	1.1	(3.3)	29.8	34.1	0.8	(3.4)	31.5
Derivative instruments	8.0	—	(8.0)	—	8.0	—	(1.9)	6.1
Total investment securities	$322.7	$24.3	$(16.1)	$330.9	$314.5	$15.5	$(18.0)	$312.0

Other assets:
Deferred compensation hedge asset	$8.6	$3.2	$(0.1)	$11.7	$8.6	$2.3	$(0.1)	$10.8

Cash flows related to investment securities for the three and nine months ended September 30, 2012 and 2011, are summarized as follows (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2012		2011		2012		2011
	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities
Trading securities	$(16.4)	$6.9	$(10.7)	$19.3	$(77.9)	$51.4	$(144.5)	$67.6
Available-for-sale securities	(0.1)	2.9	(0.1)	5.3	(0.8)	8.0	(0.2)	38.7
Held-to-maturity securities	—	—	—	92.0	—	—	—	92.3
Derivative instruments	(7.4)	1.8	—	12.7	(17.7)	10.1	(13.5)	19.4
Total cash flows	$(23.9)	$11.6	$(10.8)	$129.3	$(96.4)	$69.5	$(158.2)	$218.0

Investment securities are classified as follows:

Trading Securities

At September 30, 2012, investments classified as trading securities totaled $301.1 million, representing $212.6 million of seeded investment products and $88.5 million of investments related to economic hedging of mutual fund share awards. Seeded investment products represent $62.9 million of securities held in separately managed accounts and $149.7 million of securities held in the portfolios of mutual funds advised by the Company.

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

JCG recognized (losses) gains of $(0.2) million and $4.5 million from the sale of trading securities during the three and nine months ended September 30, 2012, respectively. Additionally, JCG recognized $3.3 million and $6.1 million of investment gains related to mark-to-market adjustments for the economic hedge of mutual fund share awards during the three and nine months ended September 30, 2012, respectively.

JCG recognized (losses) gains of $(0.6) million and $10.9 million from the sale of trading securities during the three and nine months ended September 30, 2011, respectively. Additionally, JCG recognized $(12.8) million and $(11.3) million of investment losses related to mark-to-market adjustments for the economic hedge of mutual fund share awards during the three and nine months ended September 30, 2011, respectively.

Available-for-Sale Securities

At September 30, 2012 and December 31, 2011, available-for-sale securities representing seeded investment products totaled $29.8 million and $31.5 million, respectively. JCG recognized gains of $0.6 million and $0.1 million from the sale of available-for-sale securities for the three and nine months ended September 30, 2012, respectively. JCG recognized gains of $0.3 million and $1.1 million from the sale of available-for-sale securities for the three and nine months ended September 30, 2011, respectively. No impairment charges were recognized during the nine months ended September 30, 2012 and 2011.

Derivative Instruments — Put Spread Option Contracts

Derivative instruments at December 31, 2011, consisted of investments in put spread option contracts of $6.1 million. At September 30, 2012, the value of the put spread option contracts is zero. The put spread option contracts were purchased by the Company in the fourth quarter 2011 to mitigate potential negative impacts on 2012 profitability in the event of a market downturn. The contracts will return a cash payment if the 2012 average daily closing price of the Standard & Poor’s (“S&P”) 500 Index falls below 1250, no cash payment if the average daily closing price rises above 1250 and a total maximum cash payment of $37.3 million if the average daily closing price falls below 950. The contracts mature on December 31, 2012. JCG recognized $0.1 million and $6.1 million of investment losses related to the put spread option contracts during the three and nine months ended September 30, 2012, respectively.

Derivative Instruments — Economic Hedge Strategy

JCG implemented an economic hedge strategy in December 2008 covering the majority of its trading securities related to initial cash investments in seeded products. The economic hedge strategy has subsequently been reduced to cover approximately 40% of the investments in seeded products as of September 30, 2012. The hedge strategy is designed to mitigate a portion of the net income volatility created by the mark-to-market accounting of these investment securities. The strategy primarily utilizes futures contracts on various market indices to minimize volatility in earnings. These instruments are settled daily, with settlement amounts recognized in investment gains (losses), net on the Condensed Consolidated Statements of Comprehensive Income.

JCG recognized the following net gains (losses) on hedged trading securities and associated derivative instruments (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net gains (losses) in net income:
Hedged trading securities	$4.8	$(15.5)	$9.4	$(12.9)
Economic hedge derivative instruments	(5.0)	13.1	(10.1)	8.5
Total	$(0.2)	$(2.4)	$(0.7)	$(4.4)

Note 4 — Fair Value Measurements

The following table presents assets and redeemable noncontrolling interests carried at fair value on a recurring basis as of September 30, 2012 (in millions):

	Fair Value Measurements Using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities:
Seeded investment products	$122.5	$90.1	$—	$212.6
Mutual fund share awards	88.5	—	—	88.5

Available-for-sale securities:
Seeded investment products	11.8	18.0	—	29.8
Total investment securities	222.8	108.1	—	330.9

Other assets:
Deferred compensation hedge asset	11.7	—	—	11.7

Total assets	$234.5	$108.1	$—	$342.6

Redeemable noncontrolling interests	$—	$—	$56.2	$56.2

The following table presents assets and redeemable noncontrolling interests carried at fair value on a recurring basis as of December 31, 2011 (in millions):

	Fair Value Measurements Using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities:
Seeded investment products	$121.6	$74.8	$—	$196.4
Mutual fund share awards	74.8	—	—	74.8
Other investment securities	—	—	3.2	3.2

Available-for-sale securities:
Seeded investment products	9.0	22.5	—	31.5

Derivative instruments	—	6.1	—	6.1
Total investment securities	205.4	103.4	3.2	312.0

Other assets:
Deferred compensation hedge asset	10.8	—	—	10.8

Total assets	$216.2	$103.4	$3.2	$322.8

Redeemable noncontrolling interests	$—	$—	$85.4	$85.4

JCG’s Level 1 and Level 2 fair value measurements consist of exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds and shares of unconsolidated mutual funds. The underlying securities of mutual funds and separate accounts may be denominated in a foreign currency. The closing price of such securities may be adjusted to capture the effects of any post-closing activity impacting the markets in which they trade. These adjustments would result in the securities being classified as Level 2 and may also result in significant movements of securities between Level 1 and Level 2.

For the nine months ended September 30, 2012, there were less than $0.1 million of transfers out of Level 1 to Level 2 and $4.9 million of transfers out of Level 2 to Level 1. For the nine months ended September 30, 2011, there were no transfers between levels. Transfers from Level 1 to Level 2 represent foreign securities whose quoted market prices at a given period-end required the additional consideration of subsequent fluctuations in active markets, where no such consideration was necessary under the previous Level 1 designation due to less market volatility. Transfers from Level 2 to Level 1 represent foreign securities whose quoted market prices at a given period-end no longer required the additional consideration of subsequent fluctuations in active markets.

JCG’s Level 3 recurring fair value measurements primarily represent redeemable noncontrolling interests in INTECH Investment Management LLC (“INTECH”) and Perkins Investment Management LLC (“Perkins”).

Redeemable noncontrolling interests in INTECH are measured at fair value on an annual basis, or more frequently if considered necessary, using a discounted cash flow methodology with probability-weighted scenarios. Significant unobservable inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of forecasted earnings before interest expense, taxes, depreciation and amortization. Significant increases or decreases in the forecasted operating results and terminal multiple inputs in isolation would result in a significantly higher or lower fair value measurement, respectively. A significant increase or decrease in the discount rate input would result in a significantly lower or higher fair value measurement, respectively. The terminal multiple input for each scenario is influenced by the growth rate contained in the forecasted operating results. Generally, a change in the assumptions used for forecasted operating results is accompanied by a directionally similar change in the terminal multiple. The average discount rate and average terminal multiple used in the December 31, 2011 analysis were 13% and 8.50x, respectively. The redeemable noncontrolling interests in INTECH were subject to subsequent analysis during the third quarter 2012, the result of which reduced fair value by $4.1 million. The average discount rate and average terminal multiple used in the third quarter 2012 analysis were 13% and 7.50x, respectively.

Redeemable noncontrolling interests in Perkins are measured by a contractual formula intended to represent fair value. Significant unobservable inputs to the contractual formula include trailing 12-month revenues of Perkins investment products and the relative performance of Perkins investment products as compared to benchmark indices. The contractual formula applies defined revenue multiples to trailing 12-month Perkins revenues to arrive at fair value; the revenue multiples are subject to increases if certain performance targets are met. Due to the contractual nature of the formula, the revenue and performance inputs are relationally independent. The revenue multiples used in the September 30, 2012 and December 31, 2011 valuations were 4.19x and 5.00x, respectively.

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. JCG measures the fair value of goodwill and intangible assets using a discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements have been classified as Level 3. There were no remeasurements of these assets for the nine months ended September 30, 2012 and 2011 with the exception of a $2.5 million impairment charge from the loss of a JCG subadvised relationship during the third quarter 2012.

Other nonrecurring Level 3 fair value measurements include stock options sold to The Dai-ichi Life Insurance Company, Limited (“Dai-ichi”) as described in Note 12.

The changes in carrying value of JCG’s recurring Level 3 fair value measurements are as follows (in millions):

	Redeemable	Other
	Noncontrolling	Investment
	Interests	Securities
Fair value at January 1, 2011	$82.8	$5.5
Distributions	(9.4)	—
Current earnings	9.6	—
Impairment of investments	—	(2.3)
Change in fair value	2.4	—

Fair value at December 31, 2011	85.4	3.2
Distributions	(7.3)	—
Current earnings	4.8	—
Purchase of redeemable noncontrolling interest	(5.8)	—
Sale of investments	—	(3.2)
Change in fair value	(20.9)	—

Fair value at September 30, 2012	$56.2	$—

Note 5 — Debt

Debt consisted of the following (in millions):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.119% Senior Notes due 2014	$38.9	$40.9	$82.3	$85.9
3.250% Convertible Senior Notes due 2014	151.7	180.4	144.8	167.5
6.700% Senior Notes due 2017	352.2	395.6	368.1	392.7
Total long-term debt	$542.8	$616.9	$595.2	$646.1

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

3.250% Convertible Senior Notes

In July 2009, JCG issued $170.0 million of 3.250% convertible senior notes (“convertible senior notes”), which pay interest semiannually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted. The convertible senior notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG’s election. The holders of the convertible senior notes have the right to require JCG to repurchase their notes for cash under certain circumstances. The original conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of convertible senior notes was adjusted during the third quarter 2012 as a result of the quarterly cash dividend paid on August 20, 2012. The adjusted conversion rate was 73.6 shares of JCG common stock per $1,000 principal amount of convertible senior notes, which was equivalent to a conversion price of approximately $13.60 per share of common stock. The Company is required to continue to adjust the conversion rate to the extent there are future dividend payments above $0.04 per share on an annual basis. The convertible senior notes are not callable by JCG.

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding April 15, 2014, only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; or (2) upon the occurrence of other specified events. On or after April 15, 2014, until maturity, holders may convert their notes regardless of the preceding circumstances. As of September 30, 2012, the conversion criteria of the convertible senior notes have not been satisfied.

Because the convertible senior notes may be wholly or partially settled in cash, the proceeds were required to be bifurcated into debt and equity components. The $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate, which is consistent with the estimated market rate at the time of issuance for similar senior notes with no conversion option. The debt component will accrete up to the face value over the five-year expected term through interest expense. The unamortized discount at September 30, 2012, is $18.4 million and will be amortized over the remaining period of 1.8 years. The $44.3 million (or $27.9 million, net of deferred taxes) initial equity component was determined using the difference between the proceeds and the debt component. The fair value of the convertible notes in the table above is based on the outstanding principal balance while the carrying value represents the outstanding principal balance exclusive of the unamortized discounts. Interest expense related to the convertible senior notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $3.9 million and $11.6 million for the three and nine months ended September 30, 2012, respectively. Interest expense related to the convertible senior notes totaled $3.8 million and $11.0 million for the three and nine months ended September 30, 2011, respectively.

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investors Service Inc. (“Moody’s”) from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If the interest rate is adjusted upward as a result of either Moody’s or S&P decreasing its rating, then for each level of a subsequent rating increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 (or higher) by Moody’s and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. S&P increased JCG’s credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rate payable on all of JCG’s senior notes, excluding the convertible senior notes. On May 8, 2012, Moody’s reaffirmed its Baa3 credit rating for JCG and revised its outlook from negative to stable.

Credit Facility

At September 30, 2012, JCG had a $250 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, JCG’s financing leverage ratio cannot exceed 3.00x, and its interest coverage ratio must equal or exceed 4.00x. At September 30, 2012, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of October 14, 2014.

Capital Lease Obligations

JCG’s capital lease obligations represent leased computer equipment. The carrying value of the obligations totaled $2.9 million and $1.2 million at September 30, 2012 and December 31, 2011, respectively, and is included in other accrued liabilities and other liabilities on the Condensed Consolidated Balance Sheets. The related lease terms extend through 2017.

Note 6 — Income Tax Contingencies

As of September 30, 2012, JCG had $6.9 million of accrued reserves for income tax contingencies, including interest.  JCG did not accrue additional reserves for income tax contingencies, except for interest, during the third quarter 2012. During the nine months ended September 30, 2012, JCG decreased its income tax contingency reserves by $4.3 million, as a result of the expiration of statutes of limitations, creating a net tax benefit of $2.7 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $2.0 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities and other liabilities on the Condensed Consolidated Balance Sheets.

Note 7 — Noncontrolling Interests

Noncontrolling interests consist of the following:

Noncontrolling Interests That Are Not Subject to Put Rights

Noncontrolling interests that are not subject to put rights totaled $20.7 million as of September 30, 2012, representing third-party investors’ ownership in consolidated seeded investment products of $12.6 million and the value of certain INTECH and Perkins ownership interests held by employees of $8.1 million. Noncontrolling interests that are not subject to put rights totaled $35.9 million as of December 31, 2011, representing third-party investors’ ownership in consolidated seeded investment products of $29.2 million and the current value of certain INTECH and Perkins ownership interests held by employees of $6.7 million. Certain of the Perkins ownership interests granted to employees become subject to put rights upon vesting at which time such interests are reclassified to redeemable noncontrolling interests.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of September 30, 2012, consist of INTECH and Perkins interests that are currently puttable to JCG or will become subject to put rights at certain future dates of $54.2 million and undistributed earnings of $2.0 million. Redeemable noncontrolling interests as of December 31, 2011, consisted of INTECH and Perkins interests that were puttable to JCG or would become subject to put rights at certain future dates of $80.9 million and undistributed earnings of $4.5 million.

INTECH

During the second quarter 2012, JCG purchased 10,000 INTECH ownership interests, representing 0.5% of total outstanding INTECH ownership interests, from one of the two founding members of INTECH for $3.3 million. During the third quarter 2012, JCG purchased his last remaining 10,892 ownership interests, representing 0.5% of total outstanding INTECH ownership interests, for $2.5 million.

INTECH ownership interests held by the other founding member have an estimated value of approximately $4.8 million as of September 30, 2012, representing approximately 1.0% aggregate ownership of INTECH. This founding member is entitled to retain his remaining INTECH shares outstanding until his death and he has the option to require JCG to purchase from him his ownership interest of INTECH at fair value.

Although the two founding members are no longer employed by INTECH, they remain as consultants.

Ownership interests held by other INTECH employees subject to put rights have an estimated value of approximately $1.9 million as of September 30, 2012.

Perkins

JCG has the option to acquire the majority of the 22.2% noncontrolling interest of Perkins at fair value (as described below) on the fifth, seventh or each subsequent anniversary of December 31, 2008 (“closing”), the date JCG acquired a majority ownership in Perkins. The owners of noncontrolling interests of Perkins have the option to require JCG to purchase any or all of their remaining ownership interests following the fourth or sixth anniversary of closing at fair value. The total Perkins noncontrolling interests subject to put rights has an estimated value of approximately $47.5 million as of September 30, 2012, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to represent fair value.

Note 8 — Long-Term Incentive Compensation

JCG granted $56.0 million in long-term incentive awards during the first nine months of 2012, which generally vest and will be recognized ratably over a four-year period. The 2012 awards consisted of $12.7 million of restricted stock (1.5 million shares at a weighted-average price of $8.47 per share), $39.8 million of mutual fund share awards, $0.6 million of stock option awards and $2.9 million of INTECH ownership interests.

JCG records compensation expense associated with long-term incentive awards based on the amount of awards expected to vest at the end of the stated service period, comprising the total value of the awards less an estimate for forfeitures. During first quarter 2012, JCG revised its estimate for forfeitures as a result of lower than expected employee departures, which resulted in a $2.1 million increase in long-term incentive compensation expense.

During the three and nine months ended September 30, 2012, respectively, JCG recognized $1.7 million and $4.3 million of long-term incentive compensation expense related to mark-to-market adjustments of mutual fund share awards. JCG recognized $(1.1) million and $1.6 million of long-term incentive compensation expense related to mark-to-market adjustments of mutual fund share awards during the three and nine months ended September 30, 2011, respectively.

Note 9 — Other Income, Net

The components of other income, net are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Dividend income	$0.3	$0.3	$1.0	$0.9
Interest income	0.2	0.2	0.4	0.6
Translation (losses) gains, net	(0.2)	0.8	(1.0)	0.1
Other, net	—	0.1	1.8	0.2
Total	$0.3	$1.4	$2.2	$1.8

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income attributable to JCG common shareholders	$25.1	$27.4	$71.1	$107.2

Basic earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	183.4	182.6	183.8	182.3

Basic earnings per share	$0.14	$0.15	$0.39	$0.59

Diluted earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	183.4	182.6	183.8	182.3

Dilutive effect of stock options, unvested restricted stock and price-vesting units using the treasury stock method	1.9	1.4	1.3	1.9
Weighted-average diluted common shares outstanding	185.3	184.0	185.1	184.2

Diluted earnings per share	$0.14	$0.15	$0.38	$0.58

Dividends paid per share	$0.06	$0.05	$0.17	$0.10

The following stock options, unvested restricted stock and price-vesting units are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Employee stock options	9.6	10.8	9.6	10.8
Other stock options	14.0	—	14.0	—
Unvested restricted stock and price-vesting units	1.4	2.1	1.5	1.8

All shares held in the JCG Employee Stock Ownership Plan are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the convertible senior notes because the effect would be anti-dilutive as the conversion criteria have not been satisfied. Other stock options at September 30, 2012, consisted of options purchased by Dai-ichi as described in Note 12.

Note 11 — Litigation and Other Regulatory Matters

JCG is periodically involved in various legal proceedings and other regulatory matters. At September 30, 2012, JCG has an insignificant litigation accrual for all pending litigation matters. The accrual decreased $1.2 million during the third quarter 2012 due to the dismissal of certain previously pending litigation matters. Possible losses in addition to the litigation accrual cannot be currently estimated, and as such, no additional accruals have been made. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JCG’s consolidated financial condition.

Note 12 — Investment and Strategic Cooperation Agreement with The Dai-ichi Life Insurance Company, Limited

On August 10, 2012, JCG entered into an Investment and Strategic Cooperation Agreement (the “Agreement”) with Dai-ichi whereby Dai-ichi agreed to acquire at least 15%, and no more than 20%, of JCG’s issued and outstanding common stock. In conjunction with the Agreement, JCG sold Dai-ichi options to acquire up to 14.0 million shares of JCG’s common stock for a purchase price of $10.25 per share. The options are exercisable only after Dai-ichi owns at least 8% of JCG’s issued and outstanding common stock and expire on the first anniversary of the Agreement. The options were sold to Dai-ichi at agreed upon fair value for cash consideration of $4.9 million.

As of October 19, 2012, Dai-ichi owned approximately 9% of JCG’s issued and outstanding common stock. Also, as of October 19, 2012, Dai-ichi had not exercised any of its options.

The options are classified within stockholders’ equity on the Condensed Consolidated Balance Sheets. Fair value was determined using the Black-Scholes model with certain adjustments for consideration of the significant number of shares contemplated by the options, and for the restrictions placed on the exercise of the options. The fair value measurement of the options is classified as Level 3 based on the significance of the unobservable inputs.

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

Third Quarter 2012 Summary

Average assets under management for the third quarter 2012 of $155.5 billion increased $0.5 billion, or 0.3%, over the second quarter 2012 as a result of favorable market conditions, offset by long-term net outflows. Third quarter 2012 revenues of $209.0 million increased $3.0 million, or 1.5%, from the second quarter 2012 due to increased management fees from higher average assets under management and increased performance fees from separate accounts. Negative mutual fund performance fees remained unchanged from the second quarter 2012 to the third quarter 2012. The Company achieved an operating margin of 22.9% and net income of $0.14 per diluted share in the third quarter 2012.

Investment and Strategic Cooperation Agreement with The Dai-ichi Life Insurance Company, Limited

On August 10, 2012, JCG entered into an Investment and Strategic Cooperation Agreement (the “Agreement”) with The Dai-ichi Life Insurance Company, Limited (“Dai-ichi”). Pursuant to the terms of the Agreement, Dai-ichi will acquire at least 15% and no more than 20% of JCG’s issued and outstanding common stock no later than the first anniversary of the Agreement.

Dai-ichi’s acquisitions will be made through open market transactions and potentially through the exercise of options issued by JCG in conjunction with the Agreement. The options allow Dai-ichi to purchase up to 14.0 million shares of JCG’s common stock for a purchase price of $10.25 per share. The options are exercisable only after Dai-ichi owns at least 8% of JCG’s issued and outstanding common stock and expire on the first anniversary of the Agreement. The options were sold to Dai-ichi at agreed upon fair value for cash consideration of $4.9 million.

In accordance with the terms of the Agreement, Dai-ichi committed to invest a minimum of $2.0 billion in investment products managed by JCG’s subsidiaries. The initial investment of $302.5 million was made in early October 2012. The remaining balance will be invested within approximately one year following the date on which Dai-ichi achieves a 15% ownership interest in JCG’s issued and outstanding common stock (the “Effective Date”). Additionally, Dai-ichi will have the right to appoint a representative to the JCG Board of Directors following the Effective Date.

As of October 19, 2012, Dai-ichi owned approximately 9% of JCG’s issued and outstanding common stock. Also, as of October 19, 2012, Dai-ichi had not exercised any of its options.

Investment Performance

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices. The following is a summary of investment performance as of September 30, 2012:

	Percentage of Mutual Fund Assets
	Outperforming Majority of Lipper Peers (1)
	1-Year	3-Year	5-Year
Complex-wide mutual fund assets	41%	32%	56%
Fundamental equity mutual fund assets	38%	26%	49%
Fixed income mutual fund assets	54%	75%	100%

	Percentage of Strategies Outperformaing Respective Benchmarks (2)
	1-Year	3-Year	5-Year
Mathematical equity strategies	82%	93%	75%

(1) References Lipper relative performance on a weighted basis.

(2) References relative performance, net of fees.

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

Assets Under Management and Flows

Total Company assets under management of $158.2 billion at September 30, 2012, increased $17.2 billion, or 12.2%, from September 30, 2011, as a result of net market appreciation of $29.7 billion, offset by long-term net outflows of $12.5 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets.

Fundamental equity long-term net outflows were $3.3 billion in the third quarter 2012 compared with long-term net outflows of $3.8 billion in the third quarter 2011. The decrease in net outflows was primarily driven by lower redemptions.

Fixed income long-term net flows were positive for the 15th consecutive quarter, with $1.0 billion in the third quarter 2012 compared with $2.1 billion in the third quarter 2011.

Mathematical equity long-term net inflows were $0.3 billion in the third quarter 2012 compared with $0.7 billion of long-term net outflows in the third quarter 2011.

The following tables present the components of JCG’s assets under management (in billions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Beginning of period assets	$152.4	$169.8	$148.2	$169.5
Long-term sales:
Fundamental equity	4.0	4.9	13.4	17.4
Fixed income	2.8	3.8	9.0	7.8
Mathematical equity (1)	2.6	1.0	3.7	3.8
Long-term redemptions:
Fundamental equity	(7.3)	(8.7)	(21.1)	(26.3)
Fixed income	(1.8)	(1.7)	(5.7)	(4.3)
Mathematical equity (1)	(2.3)	(1.7)	(7.7)	(6.6)
Long-term net flows: (2)
Fundamental equity	(3.3)	(3.8)	(7.7)	(8.9)
Fixed income	1.0	2.1	3.3	3.5
Mathematical equity	0.3	(0.7)	(4.0)	(2.8)
Total long-term net flows	(2.0)	(2.4)	(8.4)	(8.2)
Net money market flows	—	—	(0.1)	—
Market/fund performance	7.8	(26.4)	18.5	(20.3)
End of period assets	$158.2	$141.0	$158.2	$141.0

(1) Gross sales and redemptions for the nine months ended September 30, 2011, exclude the transfer of $1.1 billion within mathematical equity strategies.

(2) Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Average assets under management
Fundamental equity	$89.0	$94.6	$91.2	$104.9
Fixed income	24.8	17.9	23.2	16.8
Mathematical equity	40.3	41.9	40.7	43.5
Money market	1.4	1.5	1.4	1.5
Total	$155.5	$155.9	$156.5	$166.7

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Growth/Core (1)
Beginning of period assets	$52.7	$58.5	$49.7	$60.9
Sales	2.3	2.9	7.5	9.1
Redemptions	(3.9)	(4.7)	(11.3)	(15.3)
Net redemptions	(1.6)	(1.8)	(3.8)	(6.2)
Market/fund performance	3.1	(9.4)	8.3	(7.4)
End of period assets	$54.2	$47.3	$54.2	$47.3

Global/International
Beginning of period assets	$17.6	$26.1	$18.4	$27.9
Sales	0.7	0.8	2.7	3.9
Redemptions	(1.5)	(2.2)	(4.7)	(6.1)
Net redemptions	(0.8)	(1.4)	(2.0)	(2.2)
Market/fund performance	0.7	(6.1)	1.1	(7.1)
End of period assets	$17.5	$18.6	$17.5	$18.6

Mathematical Equity (2)
Beginning of period assets	$39.2	$45.5	$39.9	$44.1
Sales	2.6	1.0	3.7	3.8
Redemptions	(2.3)	(1.7)	(7.7)	(6.6)
Net sales (redemptions)	0.3	(0.7)	(4.0)	(2.8)
Market/fund performance	2.4	(6.8)	6.0	(3.3)
End of period assets	$41.9	$38.0	$41.9	$38.0

Fixed Income (1)
Beginning of period assets	$23.8	$17.2	$20.6	$15.3
Sales	2.8	3.8	9.0	7.8
Redemptions	(1.8)	(1.7)	(5.7)	(4.3)
Net sales	1.0	2.1	3.3	3.5
Market/fund performance	0.8	(0.7)	1.7	(0.2)
End of period assets	$25.6	$18.6	$25.6	$18.6

Value
Beginning of period assets	$17.7	$21.0	$18.1	$19.8
Sales	1.0	1.2	3.2	4.4
Redemptions	(1.9)	(1.8)	(5.1)	(4.9)
Net redemptions	(0.9)	(0.6)	(1.9)	(0.5)
Market/fund performance	0.8	(3.4)	1.4	(2.3)
End of period assets	$17.6	$17.0	$17.6	$17.0

Money Market
Beginning of period assets	$1.4	$1.5	$1.5	$1.5
Sales	0.2	0.3	0.5	0.8
Redemptions	(0.2)	(0.3)	(0.6)	(0.8)
Net redemptions	—	—	(0.1)	—
Market/fund performance	—	—	—	—
End of period assets	$1.4	$1.5	$1.4	$1.5

(1)  Growth/core and fixed income assets reflect a 50%/50% split of the Janus Balanced Fund between the two categories.

(2)  Gross sales and redemptions for the nine months ended September 30, 2011, exclude the transfer of $1.1 billion within mathematical equity strategies.

Results of Operations

Three Months Ended September 30, 2012, Compared with Three Months Ended September 30, 2011

Revenues

Investment management fees

Investment management fees decreased $8.1 million, or 4.0%, primarily as a result of the 0.3% decrease in average assets under management predominantly driven by long-term net outflows. Revenue decreased at a higher rate than average assets primarily due to a product mix shift toward lower yielding products.

Performance fees

Performance fee revenue is derived from certain mutual funds and separate accounts. Negative performance fees increased $17.8 million primarily due to additional mutual funds becoming subject to performance fees and underperformance of mutual fund assets against the benchmarks of their respective funds, offset slightly by positive performance fees on separate account assets. Mutual fund performance fees represent up to a positive or negative 15 basis point adjustment to the base management fee.

At September 30, 2012 and 2011, $55.1 billion and $32.9 billion of mutual fund assets were subject to performance fees, respectively. As approved by mutual fund shareholders in 2010, six additional mutual funds became subject to performance fees in 2011, with the first fee adjustment for the impacted funds calculated at various points during 2011. The first quarter 2012 represented the first quarter in which all mutual fund assets subject to performance fees were subject to such fees for an entire quarter.

Expenses

Long-term incentive compensation

Long-term incentive compensation decreased $0.2 million, or 1.2%, due to a decrease of $3.6 million in Perkins senior profits interests awards expense. The Perkins senior profits interests awards have a formula-driven terminal value based on revenue and relative investment performance of products subadvised by Perkins. Additionally, long-term incentive compensation decreased $1.6 million from the vesting of awards granted in previous years and $1.1 million as a result of JCG revising its estimate for forfeitures during the third quarter 2011. These decreases were partially offset by $3.3 million of expense from new awards granted during 2012 and a $2.8 million mark-to-market adjustment for changes in fair value of mutual fund share awards.

Long-term incentive awards granted during 2012 totaled $56.0 million and will generally be recognized ratably over a four-year period.

Depreciation and amortization

Depreciation and amortization increased $1.8 million, or 22.2%, primarily due to a $2.5 million intangible asset impairment charge from the loss of a JCG subadvised relationship. Janus recognizes an impairment charge equal to the unamortized value of the associated intangible asset when formal notification of termination is received. The assets were redeemed in full during the third quarter 2012.

Interest expense

Interest expense declined $1.9 million, or 14.6%, primarily as a result of the retirement of the $92.2 million principal amount of outstanding debt in the third quarter 2011, and the first quarter 2012 debt tender in which $59.4 million aggregate principal amount of the Company’s outstanding 2014 and 2017 Senior Notes were repurchased with cash on hand.

Investment gains (losses), net

Net investment gains totaling $7.6 million for the third quarter 2012 primarily include $8.9 million of mark-to-market gains on seed capital classified as trading securities and $3.3 million of mark-to-market gains on the mutual fund share award economic hedge. The investment gains on seed capital were partially offset by $5.0 million of losses generated by the Company’s economic hedging strategy. The hedging strategy utilizes futures contracts to mitigate a portion of the volatility created by the mark-to-market accounting of seed capital investments. JCG may modify or discontinue this hedging strategy at any time.

Income tax provision

JCG’s income tax provision for the three months ended September 30, 2012, includes tax expense of $1.2 million related to expiration and vesting of certain equity-based compensation awards.

Noncontrolling interests

Noncontrolling interests in net income increased from $(0.1) million in the third quarter 2011 to $2.6 million in the third quarter 2012 primarily due to $3.5 million of gains associated with the noncontrolling interests in consolidated investment products, offset by a decline of $0.8 million in the noncontrolling interest share of Perkins earnings.

Nine Months Ended September 30, 2012, Compared with Nine Months Ended September 30, 2011

Revenues

Investment management fees

Investment management fees decreased $64.9 million, or 9.9%, primarily as a result of the 6.1% decrease in average assets under management driven by long-term net outflows, partially offset by favorable market conditions. Revenue decreased at a higher rate than average assets primarily due to a product mix shift toward lower yielding products.

Performance fees

Negative performance fees increased $59.3 million primarily due to additional mutual funds becoming subject to performance fees and underperformance of mutual fund assets against the benchmarks of their respective funds, offset slightly by positive performance fees on separate account assets. Negative mutual fund performance fees totaled $65.5 million for the nine months ended September 30, 2012.

Expenses

Employee compensation and benefits

Employee compensation and benefits decreased $23.4 million, or 10.1%, principally due to lower investment team incentive compensation as a result of lower profits. The investment team incentive compensation plan is designed to link variable compensation to operating income.

Long-term incentive compensation

Long-term incentive compensation decreased $1.3 million, or 2.5%, due to a decrease of $10.0 million in Perkins senior profits interests awards expense and $6.3 million from the vesting of awards granted in previous years. These decreases were offset by $10.2 million of expense from new awards granted in 2012 and a $2.7 million mark-to-market adjustment for changes in fair value of mutual fund share awards. Additionally, long-term incentive compensation increased $2.1 million as a result of JCG revising its estimate for forfeitures during the first quarter 2012 as a result of lower than expected employee departures.

Marketing and advertising

Marketing and advertising declined $4.2 million, or 20.5%, primarily due to lower brand positioning and advertising expenses.

Distribution

Distribution expense declined $15.2 million, or 13.7%, as a result of a similar decrease in assets under management subject to third-party concessions. Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

Interest expense and loss on early extinguishment of debt

Interest expense declined $5.4 million, or 13.7%, primarily as a result of the retirement of the $92.2 million principal amount of outstanding debt in the third quarter 2011, and the first quarter 2012 debt tender in which $59.4 million aggregate principal amount of the Company’s outstanding 2014 and 2017 Senior Notes were repurchased with cash on hand. JCG recognized a $7.2 million net loss on early extinguishment of debt related to the repurchase of these notes.

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

Investment gains (losses), net

Net investment gains totaling $6.9 million for the third quarter 2012 include $15.9 million of mark-to-market gains on seed capital classified as trading securities and $6.1 million of mark-to-market gains on the mutual fund share award economic hedge. The investment gains were partially offset by $10.1 million of losses generated by the Company’s economic hedging strategy for seed capital investments and $6.1 million of investment losses generated by put spread option contracts. The put spread option contracts were purchased by the Company in the fourth quarter 2011 to mitigate potential negative impacts on 2012 profitability in the event of a market downturn. At September 30, 2012, the value of the put spread option contracts is zero.

Income tax provision

JCG’s income tax provision for the nine months ended September 30, 2012, includes the reversal of $4.3 million of income tax contingency reserves as a result of the expiration of statutes of limitations, creating a net tax benefit of $2.7 million. Also included in the nine months ended September 30, 2012, is tax expense of $3.9 million related to expiration and vesting of certain equity-based compensation awards.

Noncontrolling interests

Noncontrolling interests in net income increased from $6.5 million for the nine months ended September 30, 2011 to $8.0 million for the nine months ended September 30, 2012, primarily due to $4.1 million of gains associated with the noncontrolling interests in consolidated investment products, offset by a decline of $2.4 million in the noncontrolling interest share of Perkins earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data for the nine months ended September 30, 2012 and 2011 is as follows (in millions):

	2012	2011
Cash flows provided by (used for):
Operating activities	$141.5	$150.3
Investing activities	(31.3)	54.8
Financing activities	(117.5)	(248.9)
Net change in cash and cash equivalents	(7.3)	(43.8)
Balance beginning of period	360.0	373.2
Balance end of period	$352.7	$329.4

JCG’s cash flow from operations is expected to be sufficient to fund ordinary operations and capital requirements. Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. The decrease in cash flows from operations from the comparable prior year period was primarily driven by an increase in negative mutual fund performance fees.

Cash used for investing activities for the nine months ended September 30, 2012, includes purchases and sales of investments as well as economic hedging and vesting of mutual fund share awards. Purchases of investments in 2012 totaling $96.4 million include $39.8 million from the economic hedging of mutual fund share awards and $38.8 million from the seeding of investment products, while sales of investments totaling $69.5 million included $32.2 million from the sale of mutual fund share award hedge assets and $23.3 million from the sale of seeded investment products.

Cash provided by investing activities for the comparable prior year period included purchases, sales and maturities of investments as well as economic hedging and vesting of mutual fund share awards. Purchases of investments in 2011 totaling $158.2 million included $93.0 million from the seeding of new investment products in the second quarter 2011. Sales and maturities of investments in 2011 totaling $218.0 million included the maturity of $93.1 million of U.S. Treasury notes, which were purchased in the second quarter 2010 and matured in August 2011, and proceeds of $32.6 million from the disposal of structured investment vehicle securities in the first quarter 2011.

Cash used for financing activities for the nine months ended September 30, 2012, primarily represents the repurchase of $59.4 million principal amount of long-term debt for $65.8 million, $31.9 million of dividends paid to stockholders, $14.9 million of repurchases of common stock, $9.1 million of distributions to noncontrolling interests, a $6.5 million purchase of noncontrolling interests in INTECH and $4.9 million of proceeds from the Dai-ichi stock option issuance.

Cash used for financing activities for the comparable prior year period primarily represents the repurchase of $120.9 million principal amount of long-term debt for $130.8 million, the retirement of $92.2 million principal amount of outstanding debt, $12.1 million of distributions to noncontrolling interests and $18.6 million of dividends paid to stockholders.

Dividend

On October 23, 2012, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share. The quarterly dividend will be paid on November 19, 2012, to stockholders of record at the close of business on November 5, 2012. This quarterly dividend represents an expected annualized dividend of $0.24 per share of common stock.

The payment of cash dividends is within the discretion of JCG’s Board of Directors and will depend on many factors, including, but not limited to, JCG’s results of operations, financial condition, capital requirements, restrictions imposed by financing agreements, general business conditions and legal requirements.

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the convertible senior notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investors Service, Inc. (“Moody’s”) from Baa3 or by Standard & Poor’s (“S&P”) Rating Service from BBB-, up to a maximum increase of 200 basis points. If the interest rate is adjusted upward as a result of either Moody’s or S&P decreasing its rating, then for each level of a subsequent rating increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. For each 25 basis point increase, JCG’s interest expense will increase by approximately $1.0 million on an annualized basis. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 (or higher) by Moody’s and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. S&P increased JCG’s credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rate payable on all of JCG’s senior notes, excluding the convertible senior notes. On May 8, 2012, Moody’s reaffirmed its Baa3 credit rating for JCG and revised its outlook from negative to stable.

Other Sources of Liquidity

Credit Facility

At September 30, 2012, JCG had a $250 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At September 30, 2012, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of October 14, 2014.

The covenants and the calculation of the ratios, as defined in the Credit Facility, were as follows (in millions):

Last Four
Quarters Ended
September 30, 2012

Net income attributable to JCG	$106.8
Add back:
Loss on early extinguishment of debt	7.2
Interest expense	45.6
Income tax provision	67.8
Depreciation and amortization	33.8
Noncash amortization of long-term incentive compensation	61.7
Unrealized gains or losses on investments	(29.5)
Other nonrecurring cash charges	3.0
Cash paid for deferred commissions and mutual fund share awards	(45.4)
Adjusted net income	$251.0

Debt (including capital leases)	$545.7

Leverage Ratio (Debt divided by adjusted net income)	2.2
Cannot exceed 3.00x

Interest Coverage Ratio
(Adjusted net income divided by last four quarters cash interest expense)	6.8
Must equal or exceed 4.00x

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.     Controls and Procedures

As of September 30, 2012, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Messrs. Weil and Koepfgen concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2012 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

JCG’s Board of Directors has authorized several stock repurchase programs since 2004, with the most recent authorization in July 2008. The authorizations have no expiration date. JCG did not repurchase any of its common stock from the end of 2008 through the end of 2011. As of September 30, 2012, there remains authorization to repurchase up to $506.2 million of stock.

As part of its capital and liquidity management, JCG resumed stock repurchases with the intention to offset dilution resulting from stock-based compensation awards in the first quarter 2012. During the first nine months of 2012, JCG repurchased 1,867,600 shares of its common stock at an average price of $8.01 per share and a total cost of $15.0 million. Any repurchases of debt securities or common stock will depend on prevailing market conditions, the Company’s liquidity requirements, contractual and legal restrictions, and other factors.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
January	—	—	—	$521 million
February	22,500	$8.87	22,500	$521 million
March	241,100	$9.09	241,100	$519 million
April	244,300	$8.16	244,300	$517 million
May	302,700	$7.24	302,700	$515 million
June	283,700	$7.39	283,700	$513 million
July	286,400	$7.32	286,400	$510 million
August	279,600	$8.20	279,600	$508 million
September	207,300	$9.12	207,300	$506 million
Total	1,867,600	$8.01	1,867,600

Stock Option Sale

On August 10, 2012, JCG sold The Dai-ichi Life Insurance Company, Limited (“Dai-ichi”) options in conjunction with an Investment and Strategic Cooperation Agreement (the “Agreement”).  The options allow Dai-ichi to purchase up to 14.0 million shares of JCG’s common stock for a purchase price of $10.25 per share.  The options are exercisable only after Dai-ichi owns at least 8% of JCG’s issued and outstanding common stock and expire on the first anniversary of the Agreement.  The options were sold to Dai-ichi at agreed upon fair value for cash consideration of $4.9 million.

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

Date: October 25, 2012

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