Form 10-K
period 2012-12-31
JANUS CAPITAL GROUP INC
filed 2013-02-25
CIK 1065865

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2012, the aggregate market value of common equity held by non-affiliates was $1,466,546,863. As of February 20, 2013, there were 190,367,404 shares of the Company's common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated
Company's Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III

JANUS CAPITAL GROUP INC.
2012 FORM 10-K ANNUAL REPORT

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") may make other written and oral communications from time to time (including, without limitation, in the Company's 2012 Annual Report to Stockholders) that contain such statements. Forward-looking statements include statements as to industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of Company management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1A, Risk Factors, and elsewhere in this report and other documents filed or furnished by JCG from time to time with the Securities and Exchange Commission. JCG cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Except to the extent of the Company's ongoing obligations under applicable securities law and stock exchange rules, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 1.    BUSINESS

Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") provide investment management, administration, distribution and related services to financial advisors, individuals and institutional clients through mutual funds, other pooled investment vehicles, separate accounts and subadvised relationships (collectively referred to as "investment products") in both domestic and international markets. Over the last several years, JCG has expanded its business to become a more diversified manager with increased investment product offerings and distribution capabilities. JCG provides investment management competencies across a range of disciplines including fundamental U.S. and global equities (growth and value), mathematical equities, fixed income and alternatives through its subsidiaries, Janus Capital Management LLC ("Janus"), INTECH Investment Management LLC ("INTECH") and Perkins Investment Management LLC ("Perkins"). Each of JCG's subsidiaries specializes in specific investment styles and has its own unique and independent perspective. JCG's investment products are distributed through three primary channels: retail intermediary, institutional and international. Each distribution channel focuses on specific investor groups and the unique requirements of each group. As of December 31, 2012, JCG managed $156.8 billion of assets for shareholders, clients and institutions around the globe.

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements. Certain investment products are also subject to performance fees, which vary based on a product's relative performance as compared to a benchmark index and the level of assets subject to such fees. Assets under management primarily consist of domestic and international equity and fixed income securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG's operating results.

Subsidiaries

Janus

Janus has managed primarily growth equity portfolios since 1969 with the introduction of the Janus Fund. Janus has leveraged its research-driven investment philosophy and culture to other areas of the markets, including credit-driven fixed income and diversified alternatives. Independent thinking and fundamental research are at the core of Janus' investment culture across the equity and fixed income investment teams. Janus believes its depth of research, willingness to make concentrated investments when Janus believes it has a research edge and commitment to delivering strong long-term results for its investors differentiate Janus from its competitors.

At December 31, 2012, Janus managed $71.7 billion of long-term equity assets, $26.4 billion of fixed income assets and $1.5 billion of money market assets, or 63% of total Company assets under management. The Janus Overseas Fund is included in the assets managed by Janus and represented approximately 6%, 11% and 11% of JCG's consolidated fee revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

INTECH

INTECH has managed institutional portfolios since 1987, establishing one of the industry's longest continuous performance records of mathematical equity investment strategies. INTECH's unique investment process is based on a mathematical theorem that seeks to add value for clients by capitalizing on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a specified benchmark index while controlling risks and trading costs. At December 31, 2012, INTECH managed $40.2 billion, or 26% of total Company assets under management.

Perkins

Perkins has managed value-disciplined investment products since 1980, focusing on building diversified portfolios of what it believes to be high-quality, undervalued stocks with favorable reward characteristics. With its fundamental research and careful consideration for downside risk, Perkins has established a reputation as a leading value manager. Perkins offers value equity investment products across a range of U.S. asset classes and global equity. At December 31, 2012, Perkins managed $17.0 billion, or 11% of total Company assets under management. The Perkins Mid Cap Value Fund is included in the assets managed by Perkins and represented approximately 11%, 12% and 12% of JCG's consolidated fee revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Distribution Channels

Retail Intermediary Channel

The retail intermediary channel serves financial advisors, third-party intermediaries and retirement platforms in the U.S. In addition, this channel serves existing individual investors who invest in JCG products through a mutual fund supermarket or directly with JCG.

Significant investments have been made to grow the Company's presence in the financial advisor subchannel over the last several years, doubling the number of external and internal field wholesalers, enhancing its technology platform and recruiting highly seasoned client relationship managers. At December 31, 2012, assets in the retail intermediary channel totaled $101.6 billion, or 65% of total Company assets under management.

Institutional Channel

The institutional channel serves U.S. corporations, endowments, foundations, Taft-Hartley funds and public fund clients and focuses on distribution direct to the plan sponsor and through consultants. JCG has recently reinvested resources to expand the firm's institutional business with dedicated teams for consultant relations, client strategy and service as well as external sales. Although the current asset base in this channel is weighted heavily toward INTECH's mathematical products, the Company has steadily increased its fixed income penetration, growing fixed income assets to $4.4 billion over the last two years. At December 31, 2012, assets in the institutional channel totaled $38.5 billion, or 24% of total Company assets under management.

International Channel

The international channel primarily serves professional retail and institutional investors outside of the U.S., including central and local government pension plans, corporate pension plans, multi-managers, insurance companies and private banks. International products are offered through separate accounts, subadvisory relationships and Janus Capital Funds Plc, a Dublin-domiciled mutual fund trust. During 2012, JCG continued to strategically expand its global distribution and product capabilities in the international channel. At December 31, 2012, assets in the international channel totaled $16.7 billion, or 11% of total Company assets under management. JCG operates international offices in London, Paris, Milan, Munich, Frankfurt, The Hague, Dubai, Zurich, Singapore, Hong Kong, Tokyo, Melbourne and Taipei.

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

JCG believes its ability to successfully compete in the investment management industry will be based on its ability to achieve consistently strong investment performance and provide truly exceptional client service and strategic partnerships as well as continued product innovation that will best serve its clients and their needs.

REGULATION

The investment management industry is subject to extensive federal, state and international laws and regulations intended to benefit and protect the shareholders of investment products such as those managed by JCG's subsidiaries and advisory clients of JCG subsidiaries. The costs of complying with such laws and regulations have significantly increased and may continue to contribute significantly to the costs of doing business as a global investment adviser. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of businesses such as JCG's and to impose sanctions for failure to comply with the laws and regulations. Possible consequences or sanctions for such failure to comply include, but are not limited to, voiding of investment advisory and subadvisory agreements, the suspension of individual employees (particularly investment management and sales personnel), limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, disgorgement of profits, and censures and fines. Further, such laws and regulations may provide the basis for civil litigation that may also result in significant costs and reputational harm to covered entities such as JCG.

U.S. Regulation

JCG and certain of its U.S. subsidiaries are subject to laws and regulations from a number of government agencies and regulatory bodies including, but not limited to, the U.S. Securities and Exchange Commission ("SEC"), the U.S. Department of Labor ("DOL") and the Financial Industry Regulatory Authority ("FINRA").

Investment Advisers Act of 1940

Certain subsidiaries of JCG are registered investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") and, as such, are regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and pervasive obligations, including, among others, recordkeeping requirements, operational procedures, registration and reporting requirements, and disclosure obligations. Certain subsidiaries of JCG are also registered with regulatory authorities in various countries and states, and thus are subject to the oversight and regulation by such countries' and states' regulatory agencies.

Investment Company Act of 1940

Certain of JCG's subsidiaries act as adviser or subadviser to mutual funds, which are registered with the SEC pursuant to the Investment Company Act of 1940, as amended (the "1940 Act"). Certain of JCG's subsidiaries also serve as adviser or subadviser to investment products that are not required to be registered under the 1940 Act. As an adviser or subadviser to a registered investment company, these subsidiaries must comply with the requirements of the 1940 Act and related regulations including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the "Code").

Broker-Dealer Regulations

JCG's limited purpose broker-dealer subsidiary, Janus Distributors LLC ("JD"), is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member of FINRA, the securities industry's domestic self-regulatory organization. JD is the general distributor and agent for the sale and distribution of shares of certain mutual funds that are directly advised or serviced by certain of JCG's subsidiaries. The SEC imposes various requirements on JD's operations including disclosure, recordkeeping and accounting. FINRA has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The SEC and FINRA also impose net capital requirements on registered broker-dealers.

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

ERISA

Certain JCG subsidiaries are also subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and related regulations to the extent they are considered "fiduciaries" under ERISA with respect to some of their clients. ERISA, related provisions of the Code and regulations issued by the DOL impose duties on persons who are fiduciaries under ERISA and prohibit some transactions involving the assets of each ERISA plan that is a client of a JCG subsidiary as well as some transactions by the fiduciaries (and several other related parties) to such plans.

International Regulation

JCG has increased its product offerings and international business activities over the past several years, resulting in increased exposure to international regulation. The Company's international subsidiaries are subject to the laws and regulations of non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies, including the following:

•
Financial Services Authority in the United Kingdom

•
Central Bank of Ireland

•
Securities and Futures Commission of Hong Kong

•
Monetary Authority of Singapore

•
Financial Services Agency of Japan

•
Commissione Nazionale per le Societa e la Borsa in Italy

•
Federal Financial Supervisory Authority of Germany

•
Australian Securities and Investments Commission

•
Financial Supervisory Commission of Taiwan

•
Authorité des Marchés Financiers of France

•
Netherlands Authority for the Financial Markets

•
Dubai Financial Services Authority

•
Canadian Provincial Securities Commissions

These regulatory agencies have broad supervisory and disciplinary powers, including, among others, the power to temporarily or permanently revoke the authorization to conduct regulated business, suspend registered employees, and censure and fine both regulated businesses and their registered employees. As JCG continues to expand its international presence, the costs and risks associated with doing business in other countries will continue to increase.

Many of the non-U.S. securities exchanges and regulatory authorities have imposed rules (and others may impose rules) relating to capital requirements applicable to JCG's foreign subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that a minimum amount of assets be kept in relatively liquid form.

EMPLOYEES

As of December 31, 2012, JCG had 1,156 full-time employees. None of these employees are represented by a labor union.

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

ADDITIONAL FINANCIAL INFORMATION

See additional financial information about segments and geographical areas in Part II, Item 8, Financial Statements and Supplementary Data, Note 18 — Segment and Geographic Information, of this Annual Report on Form 10-K.

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

Factors that could cause assets under management and revenues to decline include the following:

•
Declines in equity markets.  JCG's assets under management are concentrated in the U.S. equity markets and, to a lesser extent, in the international equity markets. As such, declines in the financial markets as a whole or the market segments in which JCG's investment products are concentrated will cause assets under management to decrease.

•
Declines in fixed income markets.  In the case of fixed income investment products, which invest in high-quality short-term instruments as well as other fixed income securities of varying quality and duration, the value of the assets may decline as a result of changes in interest rates, available liquidity in the markets in which a security trades, an issuer's actual or perceived creditworthiness, or an issuer's ability to meet its obligations.

•
Redemptions and other withdrawals.  Investors may reduce their investments in specific JCG investment products or in the market segments in which JCG's investment products are concentrated in response to adverse market conditions, inconsistent investment performance, the pursuit of other investment opportunities or other factors.

•
Operations in international markets.  The investment products managed by JCG may have significant investments in international markets that are subject to risk of loss from political or diplomatic developments, government policies, civil unrest, currency fluctuations and changes in legislation related to foreign ownership. International markets, particularly emerging markets and frontier markets, which are often smaller and may not have the liquidity of established markets, may lack established regulations and may experience significantly more volatility than established markets.

•
Relative investment performance.  JCG's investment products are often judged on their performance as compared to benchmark indices or peer groups, or on an absolute return basis. Any period of underperformance of investment products may result in the loss of existing assets and impact JCG's ability to attract new assets. In addition, approximately 41% of the Company's assets under management at December 31, 2012, are subject to performance fees. Performance fees are based on each product's investment performance as compared to an established benchmark index over a specified period of time. If investment products subject to performance fees underperform their respective benchmark index for a defined period, JCG's revenues and thus results of operations may be adversely impacted. In addition, performance fees subject JCG's revenues to increased volatility.

JCG's results are dependent on its ability to attract and retain key personnel.

The investment management business is highly dependent on the ability to attract, retain and motivate highly skilled and often highly specialized technical, executive, sales and investment management personnel. The market for qualified investment and sales professionals is extremely competitive and is increasingly characterized by the frequent movement of portfolio managers, analysts and salespersons among different firms. Any changes to management structure, shifts in corporate culture, changes to corporate governance authority, or adjustments or reductions to compensation could impact JCG's ability to retain key personnel and could result in legal claims. If JCG is unable to retain key personnel, it could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

JCG is dependent upon third-party distribution channels to access clients and potential clients.

JCG's ability to market and distribute its investment products is significantly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, broker-dealers, financial advisors, banks and other distribution channels. These companies generally offer their clients various investment products in addition to, and in competition with, JCG. Further, the private account business uses referrals from financial planners, investment advisers and other professionals. JCG cannot be certain that it will continue to have access to these third-party distribution channels or have an opportunity to offer some or all of its investment products through these channels. In addition, JCG's existing relationships with third-party distributors and access to new distributors could be adversely impacted by recent consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing JCG's investment products or increased competition to access third-party distribution channels. The inability to access clients through third-party distribution channels could adversely affect JCG's business prospects, ability to attract and retain assets under management, results of operations and financial condition.

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

JCG may be adversely affected as a result of new or revised legislation or regulations, or by changes in the interpretation or enforcement of existing laws and regulations. The Company has increased its product offerings and international business activities over the past several years, resulting in increased exposure to international regulation. The costs and burdens of compliance with these and other new reporting and operational requirements and regulations have increased significantly and may continue to increase the cost of operating mutual funds and other investment products, which could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition. (See Part I, Item 1, Business — Regulation, of this Annual Report on Form 10-K.)

Any damage to JCG's reputation could harm its business and lead to a loss of assets under management, revenues and net income.

JCG's reputation is critical to the success of its business. Any damage to the Company's reputation could impede its ability to attract and retain clients and key personnel, and could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

JCG's business may be vulnerable to failures or breaches in support systems and client service functions.

The ability to consistently and reliably obtain securities pricing information, process client transactions and provide reports and other client service to the shareowners of funds and other investment products managed by JCG, as well as the protection of confidential information maintained by the Company, is essential to JCG's operations. Any delays, errors or inaccuracies in obtaining pricing information, processing client transactions or providing reports, and any other inadequacies in other client service functions could alienate clients, result in financial loss and potentially give rise to claims against JCG. If this were to occur, it could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

JCG's client service capabilities as well as JCG's ability to obtain prompt and accurate securities pricing information and to process client transactions and reports are dependent on communication and information systems and services provided by third-party vendors. JCG's established disaster recovery plans could suffer failures or interruptions due to various natural or man-made causes, and the backup procedures and capabilities may not be adequate to avoid extended interruptions. Additionally, JCG places significant reliance on its automated systems, thereby increasing the related risks if such systems were to fail. A failure of these systems could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

In addition, JCG maintains confidential information relating to its clients and business operations. JCG's systems could be infiltrated by unauthorized users or damaged by computer viruses or other malicious software code as a result of cyber-attacks by computer programmers and hackers, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Such disclosure could be detrimental to JCG's reputation and lead to legal claims, negative publicity, regulatory action, increased costs or loss of revenue, among other things.

JCG's business is dependent on investment advisory agreements that are subject to termination, non-renewal or reductions in fees.

JCG derives revenue from investment advisory agreements with mutual funds and other investment products. With respect to investment advisory agreements with mutual funds, these agreements may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the 1940 Act), and must be approved and renewed annually by the independent members of each fund's board of directors or trustees, or its shareowners, as required by law. In addition, the board of directors or trustees of certain funds and separate accounts generally may terminate these investment advisory agreements upon written notice for any reason and without penalty. The termination of or failure to renew one or more of these agreements or the reduction of the fee rates applicable to such agreements could have a material adverse effect on JCG's revenues and profits, and the Company's ability to attract and maintain assets under management.

JCG's indebtedness could adversely affect its financial condition and results of operations.

JCG's indebtedness could limit its ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt servicing requirements or other purposes. Debt servicing requirements increase JCG's vulnerability to adverse economic, market and industry conditions; limit JCG's flexibility in planning for or reacting to changes in business operations or to the asset management industry overall; and place JCG at a disadvantage in relation to competitors that have lower debt levels. In addition, all of JCG's outstanding debt, excluding its convertible debt, is subject to an increase in interest rates in the event of a credit rating downgrade by either Standard & Poor's ("S&P") Rating Service or Moody's Investors Service, Inc. ("Moody's"). Certain of JCG's indebtedness is also subject to repurchase at 101% of the principal balance if the Company experiences a change of control, and in connection therewith, the applicable notes become rated below investment grade. (See Part II, Item 8, Financial Statements and Supplementary Data, Note 7 — Debt, of this Annual Report on Form 10-K.) Any or all of the above events and factors could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

JCG is involved in various legal proceedings and regulatory matters and may be involved in such proceedings in the future.

JCG is periodically involved in various legal proceedings and other regulatory matters. At December 31, 2012, JCG has an insignificant litigation accrual for all pending litigation matters. Possible losses in addition to the litigation accrual could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

Additionally, JCG has and may in the future receive requests for information in connection with certain investigations or proceedings from various governmental and regulatory authorities. These requests may result in increased costs or reputational harm to the Company, which may lower sales and increase redemptions.

JCG operates in a highly competitive environment and its current fee structure may be reduced.

The investment management business is highly competitive and has relatively low barriers to entry. JCG's current fee structure may be subject to downward pressure due to these factors. Moreover, in recent years there has been a trend toward lower fees in the investment management industry. Fee reductions on existing or future new business as well as changes in regulations pertaining to its fee structure could adversely affect JCG's results of operations and financial condition. Additionally, JCG competes with investment management companies on the basis of investment performance, diversity of products, distribution capability, reputation and the ability to develop new investment products to meet the changing needs of investors. Failure to compete could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

JCG has a significant level of goodwill and intangible assets that are subject to annual impairment review.

Goodwill and intangible assets totaled $1.7 billion at December 31, 2012. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients and unfavorable economic conditions. JCG has recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. JCG reviews the carrying value of goodwill and intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of its intangible assets may be below their carrying value. JCG evaluates the value of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should such reviews indicate impairment, a write-down of the carrying value of the intangible asset could occur, resulting in a non-cash charge that may, in turn, adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

JCG's headquarters are located in Denver, Colorado. JCG leases office space from non-affiliated companies for administrative, investment and client servicing operations in Denver, Glendale and Aurora, Colorado; Chicago, Illinois; Princeton, New Jersey; West Palm Beach, Florida; London; Paris; Milan; Munich; Frankfurt; The Hague; Dubai; Zurich; Singapore; Hong Kong; Tokyo; Melbourne; and Taipei.

In the opinion of management, the space and equipment owned or leased by the Company are adequate for existing operating needs.

ITEM 3.    LEGAL PROCEEDINGS

The information set forth in response to Item 103 of Regulation S-K under "Legal Proceedings" is incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, Note 15 — Litigation and Other Regulatory Matters, of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

JCG Common Stock

JCG's common stock is traded on the New York Stock Exchange ("NYSE") (symbol: JNS). The following table sets forth the high and low sale prices as reported on the NYSE composite tape for each completed quarter in 2012 and 2011.

	2012		2011
Quarter	High	Low	High	Low
First	$9.55	$6.60	$14.54	$11.56
Second	$9.08	$6.82	$12.68	$8.79
Third	$9.44	$6.80	$10.12	$5.92
Fourth	$9.43	$7.72	$7.32	$5.63

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of JCG's common stock over the five-year period ending December 31, 2012, the last trading day of 2012, and compares it to the cumulative total return on the S&P 500 Index and the S&P Diversified Financials Index. The comparison assumes a $100 investment on December 31, 2007, in JCG's common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of JCG's common stock.

On December 31, 2012, there were approximately 3,000 holders of record of JCG's common stock.

Dividends

The payment of cash dividends is within the discretion of JCG's Board of Directors and depends on many factors, including, but not limited to, JCG's results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

On December 10, 2012, JCG's Board of Directors declared a regular quarterly cash dividend of $0.06 per share, which was paid on December 31, 2012, to stockholders of record at the close of business on December 21, 2012. This accelerated quarterly cash dividend was intended to replace the quarterly cash dividend which would have been declared in January 2013. This quarterly rate represents an annualized dividend payout of $0.24 per share of common stock.

The following cash dividends were declared and paid during 2012:

Record Date	Payment Date	Dividend per Share
February 6, 2012	February 21, 2012	$0.05
May 7, 2012	May 21, 2012	$0.06
August 6, 2012	August 20, 2012	$0.06
November 5, 2012	November 19, 2012	$0.06
December 21, 2012	December 31, 2012	$0.06

JCG declared and paid three $0.05 per share dividends in 2011 and a $0.04 per share dividend in 2010.

Common Stock Repurchases

JCG's Board of Directors authorized five separate $500 million share repurchase programs beginning in July 2004 with the most recent authorization in July 2008. JCG did not repurchase any of its common stock from the end of 2008 through the end of 2011.

As part of its capital and liquidity management, JCG resumed stock repurchases in the first quarter 2012 with the intention to offset dilution resulting from stock-based compensation. JCG completed the stock repurchases in the fourth quarter 2012. During the year ended December 31, 2012, JCG repurchased 2,160,700 shares of its common stock at an average price of $8.12 per share and a total cost of $17.5 million. Any future repurchases of debt securities or common stock will depend on prevailing market conditions, the Company's liquidity requirements, contractual and legal restrictions, and other factors.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
January	—	—	—	$521 million
February	22,500	$8.87	22,500	$521 million
March	241,100	$9.09	241,100	$519 million
April	244,300	$8.16	244,300	$517 million
May	302,700	$7.24	302,700	$515 million
June	283,700	$7.39	283,700	$513 million
July	286,400	$7.32	286,400	$510 million
August	279,600	$8.20	279,600	$508 million
September	207,300	$9.12	207,300	$506 million
October	234,400	$8.93	234,400	$504 million
November	58,700	$8.48	58,700	$504 million
December	—	—	—	$504 million

Total	2,160,700	$8.12	2,160,700

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in millions, except operating data and per share data)
Income Statement:
Revenues (1)	$850.0	$981.9	$1,015.7	$848.7	$1,037.9
Operating expenses (2)	635.5	670.1	734.1	1,526.2	704.8

Operating income (loss)	214.5	311.8	281.6	(677.5)	333.1
Interest expense (3)	(45.0)	(51.0)	(63.2)	(74.0)	(75.5)
Other, net (4)	14.3	(18.1)	26.6	(4.7)	(50.8)
(Loss) gain on early extinguishment of debt (5)	(7.2)	(9.9)	—	5.8	—
Income tax provision	(64.7)	(79.4)	(76.4)	6.3	(68.8)
Equity in earnings of unconsolidated affiliates	—	—	—	—	9.0

Income (loss) from continuing operations	111.9	153.4	168.6	(744.1)	147.0

Discontinued operations (6)	—	—	—	—	(1.5)

Net income (loss)	111.9	153.4	168.6	(744.1)	145.5
Noncontrolling interests	(9.6)	(10.5)	(8.7)	(13.0)	(8.6)

Net income (loss) attributable to JCG	$102.3	$142.9	$159.9	$(757.1)	$136.9

Basic earnings (loss) per share attributable to JCG common shareholders: (7)
Income (loss) from continuing operations	$0.56	$0.78	$0.89	$(4.55)	$0.87
Discontinued operations	—	—	—	—	(0.01)

Net income (loss)	$0.56	$0.78	$0.89	$(4.55)	$0.86

Diluted earnings (loss) per share attributable to JCG common shareholders: (7)
Income (loss) from continuing operations	$0.55	$0.78	$0.88	$(4.55)	$0.86
Discontinued operations	—	—	—	—	(0.01)

Net income (loss)	$0.55	$0.78	$0.88	$(4.55)	$0.85

Dividends declared per share	$0.29	$0.15	$0.04	$0.04	$0.04
Balance Sheet (as of December 31):
Total assets	$2,660.4	$2,644.0	$2,726.8	$2,530.3	$3,336.7
Long-term debt	$545.1	$595.2	$586.7	$792.0	$1,106.0
Other long-term liabilities	$477.8	$465.5	$453.3	$438.5	$450.5
Redeemable noncontrolling interests	$42.9	$85.4	$82.8	$101.1	$106.8
Operating data (in billions):
Year-end assets under management	$156.8	$148.2	$169.5	$159.7	$123.5
Average assets under management	$156.3	$162.3	$160.7	$134.5	$174.2
Long-term net flows (8)	$(12.0)	$(12.2)	$(10.8)	$0.9	$(0.6)
(1)
Revenues generally vary with average assets under management. However, revenues also include performance fees, which vary with relative investment performance and the amount of assets subject to such fees. Beginning in 2007, certain mutual funds became subject to performance fees. Mutual fund performance fees represent up to a positive or negative 15 basis point adjustment to the base management fee. JCG incurred negative $87.4 million of performance fees from mutual funds during the year ended December 31, 2012, as a result of underperformance compared to the mutual funds' respective benchmarks. JCG incurred negative $20.9 million of performance fees from mutual funds during the year ended December 31, 2011, and earned positive $11.0 million, $16.5 million and $11.2 million of performance fees from mutual funds during the years ended December 31, 2010, 2009 and 2008, respectively.

(2)
Operating expenses include impairments, restructuring, legal fees and settlement costs (net of insurance recoveries). Impairment charges are related to goodwill, mutual fund advisory contracts and terminated investment management relationships with assigned intangible values. Impairment charges from the loss of JCG subadvised relationships totaled $7.7 million in 2012. Impairment charges and legal costs (net of insurance recoveries) totaled $856.7 million and $31.4 million, respectively, in 2009.

(3)
In March 2012, JCG completed a debt tender in which $59.4 million aggregate principal amount of the Company's outstanding 2014 and 2017 senior notes were repurchased with cash on hand. During the fourth quarter 2010, JCG exercised its call right on the $120.9 million carrying value of the 6.250% Senior Notes and retired the notes in January 2011. Interest expense for 2011 and 2012 declined as a result of the retirement of the 6.250% Senior Notes in January 2011 and the March 2012 debt tender. In July 2009, JCG completed concurrent common stock and convertible senior notes offerings ("July 2009 issuance of convertible senior notes"). In August 2009, the combined proceeds of the common stock and convertible senior notes offerings, together with available cash, were used to repurchase a $443.3 million aggregate principal amount of the Company's outstanding 2011, 2012 and 2017 senior notes in a tender offer ("August 2009 tender offer"). Interest expense for 2010 declined primarily as a result of the August 2009 tender offer, partially offset by interest expense associated with the July 2009 issuance of convertible senior notes.

(4)
Other, net in 2010 included the $14.3 million cumulative effect of correcting the accounting for JCG's hedge on mutual fund share awards. In addition, JCG recognized impairment charges of $5.2 million on available-for-sale securities in 2009 and $21.0 million in 2008 associated with structured investment vehicle ("SIV") securities acquired from money market funds advised by JCG in 2007. In the fourth quarter 2010, JCG sold the SIV securities and recognized a $5.8 million net gain. In addition, JCG implemented an economic hedging strategy to mitigate earnings volatility created by the mark-to-market accounting of seed capital investments in late 2008, which offset the investment gains (losses) on the mark-to-market of seed capital investments in subsequent years.

(5)
During the first quarter 2012, JCG recognized a $7.2 million net loss on early extinguishment of debt as a result of JCG repurchasing a portion of the Company's outstanding 2014 and 2017 senior notes. During the first quarter 2011, JCG recognized a $9.9 million net loss on early extinguishment of debt as a result of JCG exercising its call right on the $120.9 million carrying value of the 6.250% Senior Notes which were retired on January 14, 2011. Under the terms of the call, JCG was required to pay the present value of interest that would have been paid if the debt had remained outstanding through scheduled maturity. During 2009, JCG recognized a $5.8 million net gain on early extinguishment of debt related to the repurchase of a portion of the Company's outstanding 2011, 2012 and 2017 senior notes in a tender offer.

(6)
During the third quarter 2007, JCG initiated a plan to dispose of Rapid Solutions Group ("RSG"), previously reported as the Printing and Fulfillment segment. The results of discontinued operations for 2008 include a final adjustment related to the disposition.

(7)
Each component of earnings per share presented has been individually rounded.

(8)
Long-term net flows represent total Company net sales and redemptions, excluding money market assets. Money market flows have been excluded due to the short-term nature of such investments.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2012 SUMMARY

JCG finished 2012 with assets under management of $156.8 billion, an increase of 5.8% from 2011, as a result of market appreciation offset by long-term net outflows. Long-term net outflows of $12.0 billion in 2012 were driven by net outflows in JCG's fundamental and mathematical equity strategies as a result of performance challenges and investor preference for fixed income and passive equity strategies.

One-year investment performance for fundamental equity has improved year-over-year while three- and five-year performance metrics have declined. Five-year investment performance remained strong for fixed income strategies and investment performance in JCG's mathematical equity strategies continued to be strong.

Net income attributable to JCG for 2012 totaled $102.3 million, or $0.55 per diluted share, compared with net income of $142.9 million, or $0.78 per diluted share, for 2011.

During 2012, JCG made significant progress on a number of strategic priorities, including:

•
Further diversification of the business through continued build-out of the fixed income business, with more than $25 billion of fixed income assets under management at the end of 2012, an increase of 28% from 2011.

•
Strategic expansion of distribution capabilities through the build-out of JCG's institutional and international channels, including the strategic alliance with The Dai-ichi Life Insurance Company, Limited ("Dai-ichi Life") that JCG entered into in August 2012.

•
Expansion of product offerings with the launch of an alternative products platform and the launch of approximately $58 million of U.S. and non-U.S. products across the equity, fixed income and alternative disciplines.

Looking forward to 2013, JCG is focused on delivering strong long-term investment performance and controlling expenses while continuing to invest in the business for long-term growth as the Company seeks to become more diversified and to continue to increase its global presence.

Investment and Strategic Cooperation Agreement with Dai-ichi Life

On August 10, 2012, JCG entered into an Investment and Strategic Cooperation Agreement (the "Agreement") with Dai-ichi Life. Pursuant to the terms of the Agreement, Dai-ichi Life may acquire up to 20% of JCG's issued and outstanding common stock no later than the first anniversary of the Agreement. As of February 20, 2013, Dai-ichi Life has acquired 19.6% of JCG's common stock through open market purchases.

In conjunction with the Agreement, JCG issued options that allow Dai-ichi Life to purchase up to 14.0 million shares of JCG's common stock for a purchase price of $10.25 per share. The options were sold to Dai-ichi Life at agreed upon fair value for cash consideration of $4.9 million. As of February 20, 2013, the outstanding options are not exercisable as such exercise would result in Dai-ichi Life's ownership exceeding the 20% threshold. The options expire on the first anniversary of the Agreement.

In accordance with the terms of the Agreement, Dai-ichi Life committed to invest a minimum of $2.0 billion in investment products managed by JCG's subsidiaries, including $120 million for JCG's seed accounts. The $2.0 billion commitment is expected to be invested in full by the end of 2013. Additionally, on January 22, 2013, a representative of Dai-ichi Life was appointed to the JCG Board of Directors.

INVESTMENT PERFORMANCE

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices. The following table is a summary of investment performance as of December 31, 2012:

	Percentage of Mutual Fund Assets Outperforming Majority of Lipper/Morningstar Peers (1)
	1-Year	3-Year	5-Year
Complex-wide mutual fund assets
Lipper	66%	27%	54%
Morningstar	66%	27%	55%
Fundamental equity mutual fund assets
Lipper	69%	20%	47%
Morningstar	68%	20%	48%
Fixed income mutual fund assets
Lipper	54%	75%	100%
Morningstar	54%	75%	100%

	Percentage of Strategies Outperforming Respective Benchmarks (2)
	1-Year	3-Year	5-Year
Mathematical equity strategies	63%	87%	67%
(1)
References Lipper/Morningstar relative performance on an asset-weighted basis.

(2)
References relative performance, net of fees.

ASSETS UNDER MANAGEMENT

Valuation

The value of assets under management is derived from the cash and investment securities underlying JCG's investment products. Investment security values are determined using unadjusted or adjusted quoted market prices and independent third-party price quotes in active markets. JCG uses adjusted market prices to value certain international equity securities in order to adjust for stale pricing that may occur between the close of certain foreign exchanges and the NYSE. Security prices are adjusted based upon historical impacts for similar post close activity. For fixed income securities with maturities of 60 days or less, the amortized cost method is used to determine the value. Securities for which market prices are not readily available or are considered unreliable are internally valued using appropriate methodologies for each security type or by engaging third-party specialists. The value of the vast majority of the equity securities underlying JCG's investment products is derived from readily available and reliable market price quotations while the value of a majority of the fixed income securities is derived from evaluated pricing from independent third-party providers.

The pricing policies for mutual funds advised by JCG's subsidiaries (the "Funds") are established by the Funds' Independent Board of Trustees and are designed to test and validate fair value measurements. Responsibility for pricing securities held within separate and subadvised accounts may be delegated by the separate or subadvised clients to JCG or another party. JCG validates pricing received from third-party providers by comparing pricing between primary and secondary vendors. Any discrepancies are identified and resolved.

JCG performs a number of procedures to validate the pricing received from third-party providers. For actively traded equity securities, prices are received daily from both a primary and secondary vendor. For fixed income securities, prices are received daily from a primary vendor and weekly from a secondary vendor. Prices from the primary and secondary vendors are compared to identify any discrepancies. In the event of a discrepancy, a price challenge may be issued to both vendors. Securities with significant price changes require additional research, which may include a review of all news pertaining to the issue and issuer and any corporate actions. All fixed income prices are reviewed by JCG's fixed income trading desk in order to incorporate market activity information available to JCG's traders. In the event the traders have received price indications from market makers for a particular issue, this information is transmitted to the pricing vendors.

All pricing vendors are subject to an annual on-site due diligence review that includes a detailed discussion about the methodologies used, particularly for evaluated prices, and any changes to the methodologies.

JCG is generally not the pricing agent for securities held within separate and subadvised accounts. However, JCG does perform a daily reconciliation between the pricing performed by the pricing agent and the pricing applied based on JCG's procedures. Any pricing discrepancies noted are sent back to the pricing agent for resolution.

Assets Under Management and Flows

Total Company assets under management increased $8.6 billion, or 5.8%, from 2011, as a result of net market appreciation of $20.6 billion offset by long-term net outflows of $12.0 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets.

Fundamental equity long-term net outflows were $10.4 billion in 2012 compared with $12.1 billion in 2011. The decrease in net outflows was primarily driven by improved performance in fundamental equity and lower redemptions within active equity strategies.

JCG continued to make progress toward building out its fixed income business, with positive long-term net inflows of $4.0 billion in 2012 compared to $4.9 billion in 2011.

Mathematical equity long-term net outflows were $5.6 billion in 2012 compared with $5.0 billion in 2011. The increase in net outflows was primarily driven by an increase in redemptions in 2012.

The following table presents the components of JCG's assets under management (in billions):

	Year Ended December 31,
	2012	2011	2010
Beginning of period assets	$148.2	$169.5	$159.7
Long-term sales
Fundamental equity	17.5	20.8	26.1
Fixed income	11.6	10.7	8.5
Mathematical equity (1)	4.9	4.5	4.4
Long-term redemptions
Fundamental equity	(27.9)	(32.9)	(30.4)
Fixed income	(7.6)	(5.8)	(4.5)
Mathematical equity (1)	(10.5)	(9.5)	(14.9)

Long-term net flows (2)
Fundamental equity	(10.4)	(12.1)	(4.3)
Fixed income	4.0	4.9	4.0
Mathematical equity	(5.6)	(5.0)	(10.5)

Total long-term net flows	(12.0)	(12.2)	(10.8)
Net money market flows	—	—	(0.2)
Market/fund performance	20.6	(9.1)	20.8

End of period assets	$156.8	$148.2	$169.5

Average assets under management
Fundamental equity	$90.4	$100.6	$102.1
Fixed income	23.9	17.6	12.9
Mathematical equity	40.6	42.6	44.1
Money market	1.4	1.5	1.6

Total	$156.3	$162.3	$160.7

(1)
2011 gross sales and redemptions exclude the transfer of $1.1 billion within mathematical equity strategies in the first quarter 2011.

(2)
Excludes money market flows. Money market sales and redemptions are presented net on a separate line due to the short-term nature of the investments.

Assets and Flows by Investment Discipline

JCG, through its subsidiaries, offers investment products based on a diversified set of investment disciplines. Janus offers growth and core equity, global and international equity, as well as balanced, fixed income and retail money market investment products. INTECH offers mathematical-based investment products and Perkins offers value-disciplined investment products. Assets and flows by investment discipline are as follows (in billions):

	Year ended December 31,
	2012	2011	2010
Growth/Core
Beginning of period assets	$49.7	$60.9	$60.9
Sales	9.9	10.7	12.4
Redemptions	(14.8)	(18.7)	(18.6)

Net redemptions	(4.9)	(8.0)	(6.2)
Market/fund performance	9.0	(3.2)	6.2

End of period assets	$53.8	$49.7	$60.9

Global/International
Beginning of period assets	$18.4	$27.9	$23.8
Sales	3.6	4.8	6.0
Redemptions	(6.4)	(7.7)	(6.3)

Net redemptions	(2.8)	(2.9)	(0.3)
Market/fund performance	2.3	(6.6)	4.4

End of period assets	$17.9	$18.4	$27.9

Mathematical Equity (1)
Beginning of period assets	$39.9	$44.1	$48.0
Sales	4.9	4.5	4.4
Redemptions	(10.5)	(9.5)	(14.9)

Net redemptions	(5.6)	(5.0)	(10.5)
Market/fund performance	5.9	0.8	6.6

End of period assets	$40.2	$39.9	$44.1

Fixed Income
Beginning of period assets	$20.6	$15.3	$10.3
Sales	11.6	10.7	8.5
Redemptions	(7.6)	(5.8)	(4.5)

Net sales	4.0	4.9	4.0
Market/fund performance	1.8	0.4	1.0

End of period assets	$26.4	$20.6	$15.3

Value
Beginning of period assets	$18.1	$19.8	$15.0
Sales	4.0	5.3	7.7
Redemptions	(6.7)	(6.5)	(5.5)

Net sales (redemptions)	(2.7)	(1.2)	2.2
Market/fund performance	1.6	(0.5)	2.6

End of period assets	$17.0	$18.1	$19.8

	Year ended December 31,
	2012	2011	2010
Money Market
Beginning of period assets	$1.5	$1.5	$1.7
Sales	0.8	1.0	0.8
Redemptions	(0.8)	(1.0)	(1.0)

Net redemptions	—	—	(0.2)
Market/fund performance	—	—	—

End of period assets	$1.5	$1.5	$1.5

(1)
2011 gross sales and redemptions exclude the transfer of $1.1 billion within mathematical equity strategies in the first quarter 2011.

Revenues

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements. Certain mutual funds and separate accounts are also subject to performance fees, which vary based on a product's relative performance as compared to an established benchmark index over a specified period of time and the level of assets subject to such fees. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG's operating results. The following graph depicts the direct relationship between average assets under management and investment management revenues:

RESULTS OF OPERATIONS

2012 Compared to 2011

Revenues

Investment Management Fees

Investment management fees decreased $62.0 million, or 7.3%, primarily as a result of a 3.7% decrease in average assets under management driven by long-term net outflows, partially offset by favorable market conditions. Revenue decreased at a higher rate than average assets primarily due to a product mix shift toward lower yielding fixed income products.

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. Negative performance fees increased $63.7 million primarily due to the timing of additional mutual funds becoming subject to performance fees and underperformance of mutual fund assets against their benchmarks. Negative mutual fund performance fees were partially offset by positive performance fees on separate account assets. Separate account performance fees included a $6.7 million non-recurring fee from an existing client that switched from a performance-based fee to a fixed-based fee in December 2012.

At December 31, 2012, $54.0 billion and $9.7 billion of mutual fund and private account assets, respectively, were subject to performance fees. As approved by mutual fund shareholders in 2010, six additional mutual funds became subject to performance fees in 2011, with the first fee adjustment for the impacted funds calculated at various points during 2011. The first quarter 2012 represented the first quarter in which all mutual fund assets subject to performance fees were subject to such fees for an entire quarter.

Expenses

Employee Compensation and Benefits

Employee compensation and benefits decreased $20.4 million, or 6.9%, primarily due to lower investment team incentive compensation as a result of lower profits. The investment team incentive compensation plan is designed to link variable compensation to operating income.

Long-Term Incentive Compensation

Long-term incentive compensation increased $3.7 million, or 5.9%, due to $13.6 million of expense from new awards granted during 2012 and a $3.2 million mark-to-market adjustment for changes in fair value of mutual fund share awards. These increases were partially offset by a decrease of $6.9 million in Perkins senior profits interests awards expense. The Perkins senior profits interests awards have a formula-driven terminal value based on revenue and relative investment performance of products subadvised by Perkins. Additionally, long-term incentive compensation decreased $6.5 million from the vesting of awards granted in previous years.

Long-term incentive awards granted during 2012 totaled $59.1 million and will generally be recognized ratably over a four-year period. Future long-term incentive amortization will also be impacted by the 2013 annual grant totaling $47.6 million, which will generally be recognized ratably over a four-year period.

Marketing and Advertising

Marketing and advertising declined $4.4 million, or 15.7%, primarily due to lower brand positioning and advertising expenses.

Distribution

Distribution expense declined $14.9 million, or 10.5%, as a result of a similar decrease in assets under management subject to third-party concessions. Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

Depreciation and Amortization

Depreciation and amortization increased $5.2 million, or 15.6%, primarily due to $7.7 million of intangible asset impairment charges from the loss of JCG subadvised relationships. JCG recognizes an impairment charge equal to the unamortized value of the associated intangible asset when notification of termination is received.

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense declined $6.0 million, or 11.8%, primarily as a result of the retirement of the $92.2 million principal amount of outstanding debt in the third quarter 2011 and the first quarter 2012 debt tender in which $59.4 million aggregate principal amount of the Company's outstanding 2014 and 2017 Senior Notes were repurchased with cash on hand. JCG recognized a $7.2 million loss on early extinguishment of debt related to the repurchase of these notes.

Investment Gains (Losses), Net

Net investment gains totaling $11.1 million for 2012 include $17.3 million of mark-to-market gains on seed capital classified as trading securities, $9.9 million of mark-to-market gains related to the economic hedging of mutual fund share awards and deferred compensation plans and $2.0 million of gains on noncontrolling interests in consolidated investment products. Effective January 2013, JCG discontinued the practice of economically hedging mutual fund share awards. JCG's corresponding investments are no longer made on a one-for-one basis.

The investment gains were partially offset by $12.5 million of losses generated by the Company's seed capital economic hedging strategy. The hedging strategy utilizes futures contracts to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seed capital investments. JCG may modify or discontinue this hedging strategy at any time. JCG also recognized $6.1 million of investment losses generated by put spread option contracts that were purchased by the Company in the fourth quarter 2011 to mitigate potential negative impacts on 2012 profitability in the event of a market downturn. The put spread option contracts expired on December 31, 2012.

Income Tax Provision

JCG's income tax provision for 2012 includes the reversal of $2.8 million of income tax contingency reserves as a result of the expiration of statutes of limitations and audit settlements, creating a net tax benefit of $1.8 million. The 2012 income tax provision also includes tax expense of $4.3 million related to expiration and vesting of certain equity-based compensation awards.

2011 Compared to 2010

Revenues

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. The transition from positive performance fee revenue of $32.6 million in 2010 to negative performance fee revenue of $(11.7) million in 2011 was primarily due to negative performance fees incurred on certain mutual funds in 2011. These negative mutual fund performance fees were driven by underperformance compared to the mutual funds' respective benchmarks.

Expenses

Employee Compensation and Benefits

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

Long-Term Incentive Compensation

Long-term incentive compensation decreased $20.1 million, or 24.2%, primarily due to a decline of $19.0 million from the vesting of awards granted in previous years and a decrease of $12.6 million in Perkins senior profits interests awards expense, which was driven by a decline in investment performance in 2011. The decrease in long-term incentive compensation was partially offset by $13.0 million of expense from new awards granted in 2011.

Marketing and Advertising

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

General, Administrative and Occupancy

General, administrative and occupancy expense decreased $12.3 million, or 10.1%, primarily as a result of $13.6 million of client reimbursements related to two significant fund administrative errors during the third quarter 2010. The errors were unrelated and involved delayed security trades in client portfolios. The securities underlying both trades appreciated in value between the time that the trades should have occurred and the time the trades were executed. The $13.6 million incurred in the third quarter 2010 represented the amount necessary to make clients whole by paying the increased costs of trades due to appreciation in value of the applicable securities. During the fourth quarter 2010, JCG received insurance recoveries relating to the fund administrative errors totaling $6.5 million, resulting in a full year 2010 net impact of $7.1 million.

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense declined $12.2 million, or 19.3%, primarily as a result of the retirement of $120.9 million of outstanding debt in the first quarter 2011 and a 25 basis point decrease in the interest rates payable on all of JCG's senior notes, excluding the 3.250% Convertible Senior Notes ("Convertible Senior Notes"), as a result of Standard & Poor's ("S&P") Rating Service increasing JCG's credit rating to BBB- on January 10, 2011. During the fourth quarter 2010, JCG exercised its call right on the $120.9 million carrying value of the 6.250% Senior Notes and retired the notes in January 2011. Under the terms of the call, JCG was required to pay the present value of the interest that would have been paid if the debt remained outstanding through maturity. As a result, JCG recognized a $9.9 million loss on early extinguishment of debt in the first quarter 2011.

Investment Gains (Losses), Net

Net investment losses totaling $21.9 million for the year ended December 31, 2011, primarily include $13.0 million of mark-to-market losses on seed capital classified as trading securities, a $7.2 million loss from mark-to-market adjustments related to the economic hedge on mutual fund share awards and $1.9 million of losses generated by put spread option contracts.

The mark-to-market losses on trading securities were partially offset by $1.2 million of gains generated by the economic hedging strategy covering the majority of seed capital.

Income Tax Provision

JCG's income tax provision includes the reversal of $3.1 million of income tax contingency reserves in 2011 as a result of the expiration of statutes of limitations, creating a net tax benefit of $2.0 million.

Noncontrolling Interests

Noncontrolling interests in net income increased from $8.7 million in 2010 to $10.5 million in 2011 primarily due to an increase of $4.2 million in the noncontrolling interest portion of Perkins earnings, partially offset by $1.8 million of losses associated with the noncontrolling interest in consolidated investment products.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data from continuing operations for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions):

	December 31,
	2012	2011	2010
Cash flows provided by (used for):
Operating activities	$208.9	$224.6	$246.6
Investing activities	(38.2)	21.7	(148.0)
Financing activities	(143.7)	(259.5)	(50.1)

Net increase (decrease) in cash and cash equivalents	27.0	(13.2)	48.5
Balance at beginning of year	360.0	373.2	324.7

Cash balance at end of year	$387.0	$360.0	$373.2

2012 Cash Flows

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. The decrease in cash flows from operations from the comparable prior year period was primarily driven by an increase in negative mutual fund performance fees.

Investing Activities

Cash used for investing activities in 2012 primarily includes purchases and sales of investments as well as economic hedging of mutual fund share awards. Purchases of investments in 2012 totaling $131.0 million include $39.8 million from the economic hedging of mutual fund share awards and $70.1 million from the seeding of investment products, while sales of investments totaling $100.0 million include $28.4 million from the sale of mutual fund share awards hedge assets and $50.7 million from the sale of seeded investment products.

Financing Activities

Cash used for financing activities in 2012 primarily represents the repayment of $59.4 million principal amount of long-term debt for $65.8 million, $54.4 million of dividends paid to stockholders, $17.5 million of repurchases of common stock, $9.1 million of distributions to noncontrolling interests, an $8.3 million purchase of noncontrolling interests in INTECH, $6.1 million of proceeds from stock plans and $4.9 million of proceeds from the Dai-ichi Life stock option issuance.

2011 Cash Flows

Operating Activities

The decrease in cash flow from operations from the prior year was primarily driven by an increase in negative mutual fund performance fees.

Investing Activities

Cash provided by investing activities in 2011 includes purchases, sales and maturities of investments as well as economic hedging of mutual fund share awards. Purchases of investments in 2011 totaling $199.0 million include $120.7 million from the seeding of new investment products and $36.4 million from the economic hedging of mutual fund share awards. Sales and maturities of investments totaling $228.0 million include the maturity of $93.1 million of U.S. Treasury notes, which were purchased in the second quarter 2010 and matured in August 2011, $46.9 million from the economic hedging of mutual fund share awards and proceeds of $32.6 million from the disposal of SIV securities in the first quarter 2011. The SIV securities were traded on December 1, 2010, and settled on February 23, 2011. Accordingly, the sale was recognized on the trade date and the majority of the cash flow associated with the trade was recognized at settlement.

Financing Activities

Cash used for financing activities in 2011 primarily represents the repayment of $213.1 million principal amount of long-term debt for $223.0 million, $12.1 million of distributions to noncontrolling interests and $28.0 million of dividends paid to stockholders.

2010 Cash Flows

Operating Activities

The increase in cash flow from operations from the prior year was driven by higher revenues as a result of the increase in average assets under management.

Investing Activities

Cash used for investing activities in 2010 primarily includes purchases, sales and maturities of investments as well as economic hedging of mutual fund share awards. Purchases of investments in 2010 totaling $219.0 million include an aggregate total of $92.8 million of U.S. Treasury notes purchased in the second quarter 2010 which matured in August 2011. Other purchases of investments are related to seed capital as well as hedging of mutual fund share awards. Sales and maturities of investments totaling $81.2 million are related to seed capital and hedging of mutual fund share awards.

Financing Activities

Cash used for financing activities in 2010 primarily represents $31.4 million for the purchase of an additional 3% interest in INTECH combined with $12.5 million of distributions to noncontrolling interests and $7.4 million of dividends paid to stockholders.

Tender Offer for Certain Outstanding Senior Notes

On March 20, 2012, JCG completed a debt tender in which $59.4 million aggregate principal amount of the Company's outstanding 2014 and 2017 Senior Notes were repurchased with cash on hand. JCG recognized a $7.2 million loss on early extinguishment of debt related to the repurchase of these notes. Results of the tender offer were as follows (in millions):

	Aggregate Principal Outstanding	Principal Amount Tendered	Tender Offer Consideration	Gross Loss on Debt Tender	Deferred Costs	Tender Costs	Net Loss on Debt Tender
6.119% Senior Notes due 2014	$82.4	$43.5	$47.9	$4.4	$0.7	$0.2	$5.3
6.700% Senior Notes due 2017	368.5	15.9	17.6	1.7	0.1	0.1	1.9

Total	$450.9	$59.4	$65.5	$6.1	$0.8	$0.3	$7.2

Money Market Funds Advised by JCG

JCG advises Money Funds that seek to provide capital preservation and liquidity, with current income as a secondary objective. JCG attempts to limit the Money Funds' exposure to losses by investing in high-quality securities with short-term durations that present minimal credit risk. Adverse events or circumstances related to individual securities or the market in which the securities trade may cause other-than-temporary declines in value. JCG continuously evaluates the securities held by the Money Funds to determine if any holdings are distressed or may become distressed in the near future. In such circumstances, JCG would consider whether taking any action, including, but not limited to, a potential election by JCG to provide support to the Money Funds that could result in additional impairments and financial losses for the Company, would be appropriate. Under certain situations, JCG may elect to support one or more of the Money Funds to enable them to maintain a net asset value equal to one dollar through a variety of means, including but not limited to, purchasing securities held by the Money Funds, reimbursing for any losses incurred or providing a letter of credit. However, JCG is not contractually or legally obligated to provide support to the Money Funds. As a result of JCG's exiting its institutional money market business in early 2009, JCG's money market assets have declined to and remained stable at $1.5 billion at December 31, 2012.

Short-Term Liquidity and Capital Requirements

The Company has cash and investment securities of $737.5 million at December 31, 2012, including $326.2 million of cash and cash equivalents held domestically, $60.8 million of cash held outside of the United States, $237.2 million of seeded investment products, net of $12.4 million of noncontrolling interests and $100.9 million of investments related to the economic hedging of mutual fund share awards and deferred compensation plans. The cash held outside of the United States may not be entirely available for general corporate purposes due to capital requirements associated with foreign subsidiaries of JCG and repatriation taxes. JCG believes that existing cash and cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, dividend payments, income tax payments, and interest and principal payments on outstanding debt. JCG may from time to time use available cash for acquisitions and for general corporate purposes. In addition, JCG may repurchase its outstanding debt securities and common stock through cash purchases, in open market transactions, privately negotiated transactions, tender offers or otherwise.

Common Stock Repurchase Program

JCG's Board of Directors authorized five separate $500 million share repurchase programs beginning in July 2004 with the most recent authorization in July 2008. JCG did not repurchase any of its common stock from the end of 2008 through the end of 2011.

As part of its capital and liquidity management, JCG resumed stock repurchases in the first quarter 2012 with the intention to offset dilution resulting from stock-based compensation. JCG completed the stock repurchases in the fourth quarter 2012. During 2012, JCG repurchased 2,160,700 shares of its common stock at an average price of $8.12 per share and a total cost of $17.5 million. As of December 31, 2012, $503.7 million is available for repurchase under the current authorizations. Any future repurchases of debt securities or common stock will depend on prevailing market conditions, the Company's liquidity requirements, contractual and legal restrictions, and other factors.

Long-Term Liquidity and Capital Requirements

Expected long-term commitments and the associated maturities at December 31, 2012, include the following (in millions):

	Current	2 to 3 Years	4 to 5 Years	After 5 Years
Debt	$—	$208.9	$352.7	$—
Interest payments	32.7	54.9	35.4	—
Capital leases	1.2	1.6	0.1	—
Operating leases	15.4	31.2	28.1	24.2

Total	$49.3	$296.6	$416.3	$24.2

The information presented above does not include commitments to capital expenditures in the normal course of business. JCG expects to fund its long-term commitments over the next three years from existing cash and cash generated from operations. For commitments beyond three years, JCG anticipates using cash generated from operations, refinancing debt or accessing capital and credit markets as necessary.

Operating lease obligations are presented net of estimated sublease income of $1.7 million, which is expected to be recognized over the remaining life of the related leases.

INTECH Noncontrolling Interests

During 2012, JCG purchased INTECH ownership interests from one of the two founding members of INTECH for $5.8 million. The purchases accounted for all of his INTECH ownership interests and represented 1.0% of total outstanding INTECH ownership interests. JCG also purchased INTECH ownership interests from a former executive of INTECH for $1.9 million during 2012, representing 0.4% of total outstanding INTECH ownership interests. In addition, JCG purchased INTECH ownership interests from INTECH employees for $0.6 million during 2012, representing 0.1% of total outstanding INTECH ownership interests.

INTECH ownership interests held by the other founding member have an estimated value of approximately $4.8 million as of December 31, 2012, representing approximately 1.0% aggregate ownership of INTECH. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interest of INTECH at fair value.

Although the two founding members are no longer employed by INTECH, they remain as consultants.

At December 31, 2012, no ownership interests subject to redemption rights were held by other INTECH employees. At December 31, 2011, ownership interests subject to redemption rights held by the two INTECH founders and other INTECH employees had an estimated value of approximately $13.7 million and $2.6 million, respectively, representing 2.0% and 0.4% of total outstanding INTECH ownership interests, respectively.

Perkins Noncontrolling Interests

JCG has the option to acquire the majority of the remaining 22.2% interest of Perkins at fair value (as described below) on the fifth, seventh or each subsequent annual anniversary of December 31, 2008 ("closing"), the date JCG acquired a majority ownership in Perkins. The noncontrolling owners of Perkins have the option to require JCG to purchase any or all of their remaining ownership interests following the fourth or sixth anniversary of closing at fair value. The total Perkins noncontrolling interests subject to redemption rights had an estimated value of approximately $35.3 million and $64.6 million as of December 31, 2012 and 2011, respectively, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to represent fair value. In the event either party objects to the valuation determined by the contractual formula, a valuation is obtained from a third-party investment bank agreed upon by the interested parties.

On February 1, 2013, the noncontrolling owners of Perkins (who own 22.2% of the equity units of Perkins) exercised their right to put 98% of their interests to JCG. Under the terms of the put, the noncontrolling interests will be redeemed at fair value as determined six months from the date of the put exercise. The noncontrolling interests are primarily held by founding members who are not involved in the management of Perkins. Perkins management will continue to hold the majority of their interests in Perkins through senior profits interests awards or long-term incentive compensation plans. The Perkins senior profits interests generally receive 5% of Perkins' annual taxable income and have a terminal value based on Perkins' revenue and relative investment performance of products managed by Perkins. The Perkins senior profits interests awards and long-term incentive compensation plans provide active members of Perkins management an ongoing stake in the success of Perkins.

Perkins Senior Profits Interests Awards

Perkins granted senior profits interests awards designed to retain and incentivize key employees to grow the business. These awards cliff vest on the fifth anniversary of the closing and are generally entitled to a total of 5% of Perkins' annual taxable income. In addition, these awards have a formula-driven terminal value based on revenue and relative investment performance of products managed by Perkins. JCG can call and terminate any or all of the awards following the fifth, seventh or each subsequent anniversary of closing or prior to the fifth anniversary of closing if the formula yields a terminal value equal to or greater than $40.0 million. Participants can require JCG to terminate the awards in exchange for the then-applicable formula price on the sixth anniversary of closing. The senior profits interests awards are also subject to termination at premiums or discounts to the formula at the option of JCG or certain employees, as applicable, upon certain corporate or employment-related events affecting Perkins or certain employees. As of December 31, 2012, the liability associated with Perkins senior profits interests awards was $18.3 million and is included within other liabilities on JCG's Consolidated Balance Sheets.

Other Sources of Liquidity

Long-Term Incentive Stock Plans

On May 10, 2005, JCG shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan"), which allowed the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. Subsequent to the 2013 annual grant in February, approximately 1.0 million shares of equity-based awards are available to be granted under the 2005 Plan. On April 29, 2010, JCG shareholders approved the 2010 Long-Term Incentive Stock Plan ("2010 Plan"), which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock. On April 26, 2012, JCG shareholders approved an amendment to the 2010 Plan to increase the number of shares available to grant by 9.0 million shares for a total of 13.4 million shares of equity-based awards available to grant under the 2010 Plan. Subsequent to the 2013 annual grant in February, approximately 6.6 million shares of equity-based awards are available to be granted under the 2010 Plan.

JCG also has a 2012 Employment Inducement Award Plan ("EIA Plan") with l.0 million shares of equity-based awards available to be granted as of December 31, 2012. The EIA Plan is not a shareholder approved plan.

Off-Balance Sheet Arrangements

Other than certain lease agreements, JCG is not party to any off-balance sheet arrangements that may provide, or require the Company to provide, financing, liquidity, market or credit risk support that is not reflected in JCG's consolidated financial statements.

Credit Facility

On October 14, 2011, JCG entered into a three-year, $250 million, unsecured, revolving credit facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x and the interest coverage ratio must equal or exceed 4.00x. At December 31, 2012, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of October 14, 2014. JCG intends to negotiate a new credit facility in 2014.

The covenants and the calculations of the ratios, as defined in the Credit Facility, are as follows (in millions):

Last Four Quarters Ended December 31, 2012
Net income attributable to JCG	$102.3
Add back:
Loss on early extinguishment of debt	7.2
Interest expense	45.0
Income tax provision	64.7
Depreciation and amortization	38.5
Noncash amortization of long-term incentive compensation	66.7
Unrealized gains or losses on investments	(27.2)
Other nonrecurring cash charges	2.4
Cash paid for deferred commissions and mutual fund share awards	(44.9)

Adjusted net income	$254.7

Debt (including capital leases)	$547.8

Leverage Ratio (Debt divided by adjusted net income)	2.15

Cannot exceed 3.00x
Interest Coverage Ratio
(Adjusted net income divided by last four quarters cash interest expense)	7.1

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

JCG continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, information from third-party professionals, as appropriate, and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. JCG's critical accounting policies and estimates include investment securities, goodwill and intangible assets, equity compensation and income taxes.

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

JCG periodically evaluates the carrying value of available-for-sale and held-to-maturity investment securities for potential impairment. In determining if an impairment exists, JCG considers the duration, extent and circumstances of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value with the loss recognized currently in earnings. There were no impairments of investment securities for the years ended December 31, 2012, 2011 and 2010.

Accounting for Goodwill and Intangible Assets

Goodwill and intangible assets constitute $1.7 billion, or 65%, of total assets at December 31, 2012. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. JCG separately tests goodwill and indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

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

To complete the tests for potential impairment of goodwill and indefinite-lived intangible assets, JCG uses a discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. In projecting future earnings, JCG considers equity and fixed income market performance, performance compared to peers, significant changes in the underlying business and products, material and ongoing industry or economic trends, and other factors that may influence future earnings. Changes in the assumptions underlying the discounted cash flow analysis could materially affect JCG's impairment conclusion. Due to the significance of the goodwill and identified indefinite-lived intangible assets to JCG's Consolidated Balance Sheets, any impairment charge could have a material adverse effect on the Company's consolidated financial condition and results of operations.

The October 2012 tests of goodwill and indefinite-lived intangible assets indicated that estimated fair values substantially exceeded their respective carrying values, and as such, no impairment charges were recognized. The October 2012 tests included certain underlying key assumptions regarding future overall market trends and Company operating performance. If actual future market results and Company operating performance vary significantly and unfavorably to those included in the Company's financial forecast, the Company may be subject to impairment charges related to its goodwill and indefinite-lived intangible assets.

No impairment charges were recognized as a result of the October 2011 and 2010 tests of goodwill and indefinite-lived intangible assets.

Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives of seven to 12 years using the straight-line method. Definite-lived intangible assets are tested only when there are indications of impairment. To complete the tests for potential impairment of definite-lived intangible assets, JCG uses a two-step process. The first step compares the fair value of the asset, based on undiscounted cash flows, to the recorded value of the asset. If the recorded value of the asset exceeds the fair value, a second step must be performed. The second step compares the fair value of the asset, based on discounted cash flows, to the carrying value of the asset.

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

JCG records equity compensation net of estimated forfeitures over the vesting term. Determining the forfeiture estimate requires significant judgment about the number of actual awards that will ultimately vest over the term of the award. The estimate is reviewed quarterly and any change in actual forfeitures in comparison to estimates may cause an increase or decrease in the expense recognized in that period and future periods.

Income Taxes

Significant management judgment is required in developing JCG's provision for income taxes, including the valuation allowances that might be required against deferred tax assets and the evaluation of various income tax contingencies.

Valuation Allowance

JCG has not recorded a valuation allowance on its deferred tax assets as of December 31, 2012, based on management's belief that future income will more likely than not be sufficient to realize the benefit of the Company's deferred tax assets over time. In the event that actual results differ from these estimates, or if JCG's historical trend of positive income changes, JCG may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Income Tax Contingencies

At December 31, 2012, JCG had an accrued liability of $5.9 million related to tax contingencies for issues which may be raised by various taxing authorities. JCG decreased its income tax contingency reserves in 2012 by $2.8 million as a result of the expiration of statutes of limitations and audit settlements, creating a net tax benefit of $1.8 million. At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed or tax contingencies recorded in prior years may be reversed.

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

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. As a result, JCG's revenues are subjected to increased volatility.

Private account performance fees are specified in client contracts and are based on investment performance as compared to an established benchmark index over a specified period of time. Performance fees are recognized at the end of the contractual period if the stated performance criteria are achieved. JCG recognized private account performance fees of $12.0 million, $9.2 million and $21.6 million in 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, $9.7 billion and $7.6 billion of assets under management were subject to private account performance fees, respectively.

Beginning in 2007, certain mutual funds became subject to performance fees. The investment management fee paid by each applicable fund is the base management fee plus or minus a performance fee adjustment as determined by the relative investment performance of each fund compared to a specified benchmark index. The performance fee adjustment is up to a positive or negative 15 basis points, calculated using each fund's daily net average assets over the performance period. The measurement period begins as a trailing period ranging from 12 to 18 months, and each subsequent month will be added to each successive measurement period until a 36-month period is achieved. At that point, the measurement period will become a rolling 36-month period. JCG recognized mutual fund performance fees of negative $87.4 million and negative $20.9 million in 2012 and 2011, respectively, and positive $11.0 million in 2010. At December 31, 2012, $54.0 billion of assets under management were subject to mutual fund performance fees. As approved by mutual fund shareholders in 2010, six additional mutual funds became subject to performance fees in 2011, with the first fee adjustment for the impacted funds calculated in the second quarter 2011. The addition of performance fees to new funds or existing funds without such fees is subject to the approval of both a majority of the shareholders of the Funds and the Funds' Independent Board of Trustees.

Investment Securities

At December 31, 2012, JCG had investment securities classified as trading and available-for-sale on its Consolidated Balance Sheets. A summary of the investment securities and relevant sensitivity analyses are provided below.

Trading Securities

Investments classified as trading securities included seeded investment products, investments related to the economic hedging of mutual fund share awards and deferred compensation plans and other investment securities.

At December 31, 2012, seeded investment products represented $64.2 million in 25 separately managed accounts and $155.3 million in 18 mutual funds advised by the Company. At December 31, 2011, seeded investment products represented $48.9 million in 25 separately managed accounts and $147.5 million in 16 mutual funds advised by the Company.

JCG grants mutual fund share awards to employees that are indexed to certain funds managed by JCG. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding. Historically, JCG made corresponding investments in JCG managed funds for purposes of economically hedging the mutual fund share awards. Effective January 2013, such corresponding investments are no longer made on a one-for-one basis. As such JCG's liability to employees granted mutual fund share awards is exposed to market risk for earnings and losses attributable to the mutual funds to which the award was indexed.

The Company recognized $16.8 million, $(8.6) million and $5.4 million of investment gains (losses) related to trading securities still held as of December 31, 2012, 2011 and 2010, respectively.

Available-for-Sale Securities

At December 31, 2012 and 2011, seeded investment products advised by the Company designated as available-for-sale securities represented $30.1 million held in 31 mutual funds and $31.5 million held in 29 mutual funds, respectively.

The following is a summary of the cost, gross unrealized gains and losses and estimated fair value of seeded investment products classified as available-for-sale securities at December 31, 2012 and 2011 (in millions):

	December 31,
	2012	2011
Cost basis	$32.2	$34.1
Gross unrealized gains	1.0	0.8
Gross unrealized losses	(3.1)	(3.4)

Estimated fair value	$30.1	$31.5

The gross unrealized gains and losses on seeded investment products were recognized as a component of other comprehensive income (loss), net of tax on the Consolidated Statements of Comprehensive

Income. The Company reviewed the gross unrealized losses and determined that the losses were not other-than-temporary. No other-than-temporary impairment charges were recognized in 2012, 2011 and 2010.

Realized gains and losses related to the disposition of seeded investment products classified as available-for-sale securities were recognized within investment gains (losses), net on the Consolidated Statements of Comprehensive Income. The following is a summary of realized gains and losses upon disposition of seeded investment products classified as available-for-sale securities for the years ended December 31, 2012, 2011 and 2010 (in millions):

	December 31,
	2012	2011	2010
Realized gains	$0.6	$1.1	$2.4
Realized losses	(0.7)	—	—

Net realized (losses) gains	$(0.1)	$1.1	$2.4

Held-to-Maturity Securities

At December 31, 2012 and 2011, JCG did not own any held-to-maturity securities.

Investment Security Sensitivity Analysis

The following is a summary of the effect that a hypothetical 10% increase or decrease in equity prices would have on JCG's investments subject to equity price fluctuations as of December 31, 2012 (in millions):

	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment Securities:
Trading:
Seeded investment products	$124.7	$137.2	$112.2
Deferred compensation plans	10.0	11.0	9.0
Mutual fund share awards	63.0	69.3	56.7
Available-for-sale	24.0	26.4	21.6

Total	$221.7	$243.9	$199.5

The following is a summary of JCG's fixed income securities and the effect that a hypothetical 100 basis point decline in interest rates would have on pre-tax income as of December 31, 2012 (in millions):

	Carrying Value	Pre-tax Income Impact of a 100 Basis Point Decline in Interest Rates
Investment Securities:
Trading:
Seeded investment products	$94.8	$0.9
Deferred compensation plans	1.9	—
Mutual fund share awards	26.0	0.3
Available-for-sale	6.1	0.1

Total	$128.8	$1.3

Derivative Instruments

Derivative instruments at December 31, 2012 and 2011 consisted of investments in futures contracts. The Company also held investments in put spread contracts in 2012 and 2011 that expired on December 31, 2012. The derivative instruments were not designated as accounting hedge instruments. The futures contracts are part of an economic hedge strategy covering the majority of trading securities related to initial cash investments in seeded products. The hedge strategy is designed to mitigate a portion of the net income volatility created by the mark-to-market accounting of these investment securities. The strategy primarily utilizes futures contracts on various market indices to minimize volatility in earnings. These instruments are settled daily, with settlement amounts recognized in investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. JCG recognized net (losses) gains of $(12.5) million, $1.2 million and $(5.1) million on hedged seed capital investments for the years ended December 31, 2012, 2011 and 2010, respectively.

The put spread option contracts were purchased by the Company in the fourth quarter 2011 to mitigate potential negative impacts on 2012 profitability in the case of a market downturn. The contracts would have returned a cash payment if the 2012 average daily closing price of the S&P 500 Index fell below 1250, would not have returned a cash payment if the average daily closing price fell above 1250, and would have returned a total maximum cash payment of $37.3 million if the average daily close price fell below 950. No cash payment was received since the average daily closing price of the S&P 500 Index was above 1250. The put spread option contracts expired on December 31, 2012. JCG recognized $6.1 million and $1.9 million of investment losses related to the put spread option contracts during the years ended December 31, 2012 and 2011, respectively.

Mutual Fund Share Awards

During 2012, 2011 and 2010, JCG granted $39.8 million, $36.4 million and $43.2 million, respectively, in awards that are indexed to certain mutual funds managed by the Company. Upon vesting, participants receive the value of the award adjusted for earnings or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding. Mark-to-market adjustments on mutual fund share awards create volatility within long-term incentive compensation expense on JCG's Consolidated Statements of Comprehensive Income. The level of volatility will depend upon the amount of mutual fund share awards and the market/investment performance of products to which the awards are indexed.

Deferred Compensation

JCG maintains deferred compensation plans for certain highly compensated employees and members of its Board of Directors. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by the Company and its subsidiaries. The Company makes no contributions to the plan. To protect against market variability of the liability, the Company creates an economic hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Such investments remain assets of JCG. Changes in market value of the liability to participants are recognized as compensation in JCG's Consolidated Statements of Comprehensive Income, and changes in the market value of the mutual fund securities are recognized as investment gains (losses), net in JCG's Consolidated Statements of Comprehensive Income. At December 31, 2012 and 2011, investments related to the economic hedge for the deferred compensation plans totaled $11.9 million and $10.8 million, respectively.

Perkins Senior Profits Interests Awards

On December 31, 2008, Perkins granted senior profits interests awards designed to retain and incentivize key employees to grow the business. These awards vest on the fifth anniversary of grant and are generally entitled to a total of 5% of Perkins' annual taxable income. In addition, these awards have a formula-driven terminal value based on revenue and relative investment performance of products managed by Perkins. Long-term incentive compensation expense related to the Perkins senior profits interests awards is subject to market risk volatility, both currently and in the future, due to the revenue growth and investment performance components of the terminal value calculation. Long-term incentive compensation (income) expense related to the Perkins senior profits interests awards totaled $(1.6) million, $5.3 million and $17.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Foreign Currency Exchange Sensitivity

JCG has international subsidiaries that conduct business in foreign countries. With respect to these operations, matters arise as to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The exposure to foreign currency fluctuations is not material as the majority of the revenue earned and associated expenses incurred by international subsidiaries are denominated in U.S. dollars.

Interest Rate Risk on Long-Term Debt

JCG is not exposed to material interest rate risk other than from the potential change in interest rates on the Company's debt in the event of a change in credit ratings by Moody's or S&P. All of JCG's senior notes, excluding the Convertible Senior Notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company's debt rating is decreased by Moody's from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If the interest rate has been adjusted upward as a result of either Moody's or S&P decreasing its rating, then for each level of a subsequent increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. Subsequent to the completion of JCG's debt tender on March 20, 2012, in which $59.4 million aggregate principal of the 2014 and 2017 Senior Notes was repurchased, for each 25 basis point increase or decrease, JCG's interest expense will now increase or decrease by approximately $1.0 million on an annualized basis. The interest rate adjustment covenant will permanently terminate if the Company's debt ratings increase to Baa2 (or higher) by Moody's and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. S&P increased JCG's credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rates payable on all of JCG's senior notes, excluding the Convertible Senior Notes. On May 8, 2012, Moody's reaffirmed its Baa3 credit rating for JCG and revised its outlook from negative to stable. On January 9, 2013, S&P reaffirmed its BBB- credit rating for JCG and revised its outlook from stable to negative.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	40
Management Report on Internal Control Over Financial Reporting	42
Consolidated Balance Sheets as of December 31, 2012 and 2011	43
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	44
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	45
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2012, 2011 and 2010	46
Notes to Consolidated Financial Statements	47
Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.
Denver, CO

We have audited the accompanying consolidated balance sheets of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, CO
February 25, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.
Denver, CO

We have audited the internal control over financial reporting of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31, 2012, of the Company, and our report dated February 25, 2013, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, CO
February 25, 2013

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

JCG management has assessed the effectiveness of JCG's internal controls over financial reporting as of December 31, 2012. In making this assessment, JCG management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on the assessment using those criteria, JCG management believes that as of December 31, 2012, internal control over financial reporting is effective.

JCG's independent registered public accounting firm audited the financial statements included in the Annual Report on Form 10-K and has issued an audit report on management's assessment of JCG's internal control over financial reporting. This report appears on page 41 of this Annual Report on Form 10-K.

February 25, 2013

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Share Data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$387.0	$360.0
Investment securities	350.5	322.8
Accounts receivable	100.2	96.7
Income taxes receivable	3.5	22.0
Other current assets	47.2	44.8

Total current assets	888.4	846.3
Other assets:
Property and equipment, net	33.3	36.9
Intangible assets, net	1,242.3	1,261.8
Goodwill	488.2	488.2
Other assets	8.2	10.8

Total assets	$2,660.4	$2,644.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3.7	$5.5
Accrued compensation and benefits	91.2	82.8
Other accrued liabilities	64.6	60.5

Total current liabilities	159.5	148.8
Other liabilities:
Long-term debt	545.1	595.2
Deferred income taxes	436.0	421.7
Other liabilities	41.8	43.8

Total liabilities	1,182.4	1,209.5

Commitments and contingencies (See Note 14)
Redeemable noncontrolling interests	42.9	85.4

Stockholders' equity:
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 265,500,708 and 265,500,708 shares issued, respectively; 187,522,000 and 187,035,534 shares outstanding, respectively)	1.9	1.9
Retained earnings	1,415.4	1,311.8
Accumulated other comprehensive income (loss)	0.6	(0.5)

Total JCG stockholders' equity	1,417.9	1,313.2
Noncontrolling interests	17.2	35.9

Total equity	1,435.1	1,349.1

Total liabilities and equity	$2,660.4	$2,644.0

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions, Except Per Share Data)

	For the year ended December 31,
	2012	2011	2010
Revenues:
Investment management fees	$782.3	$844.3	$834.6
Performance fees	(75.4)	(11.7)	32.6
Shareowner servicing fees and other	143.1	149.3	148.5

Total	850.0	981.9	1,015.7

Operating expenses:
Employee compensation and benefits	274.5	294.9	314.5
Long-term incentive compensation	66.7	63.0	83.1
Marketing and advertising	23.6	28.0	35.8
Distribution	126.8	141.7	140.1
Depreciation and amortization	38.5	33.3	39.1
General, administrative and occupancy	105.4	109.2	121.5

Total	635.5	670.1	734.1

Operating income	214.5	311.8	281.6
Interest expense	(45.0)	(51.0)	(63.2)
Investment gains (losses), net	11.1	(21.9)	24.7
Other income, net	3.2	3.8	1.9
Loss on early extinguishment of debt	(7.2)	(9.9)	—

Income before taxes	176.6	232.8	245.0
Income tax provision	(64.7)	(79.4)	(76.4)

Net income	111.9	153.4	168.6
Noncontrolling interests	(9.6)	(10.5)	(8.7)

Net income attributable to JCG	$102.3	$142.9	$159.9

Earnings per share attributable to JCG common shareholders:
Basic	$0.56	$0.78	$0.89
Diluted	$0.55	$0.78	$0.88
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities	$0.6	$0.3	$0.7
Amortization of net loss on cash flow hedge	—	0.1	0.2
Reclassification for net losses (gains) included in net income	0.1	(1.4)	(1.4)
Foreign currency translation adjustment	0.4	(1.1)	1.1

Total other comprehensive income (loss), net of tax	1.1	(2.1)	0.6

Comprehensive income	113.0	151.3	169.2
Comprehensive income attributable to noncontrolling interests	(9.6)	(10.5)	(8.7)

Comprehensive income attributable to JCG	$103.4	$140.8	$160.5

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the year ended December 31,
	2012	2011	2010
CASH FLOWS PROVIDED BY (USED FOR):
Continuing Operations:
Operating Activities:
Net income	$111.9	$153.4	$168.6
Adjustments to net income:
Depreciation and amortization	38.5	33.3	39.1
Deferred income taxes	11.2	2.3	29.1
Amortization of stock-based compensation	26.1	34.7	56.0
Investment (gains) losses, net	(11.1)	21.9	(24.7)
Loss on early extinguishment of debt	7.2	9.9	—
Amortization of debt discounts and deferred issuance costs	11.3	11.2	12.1
Payment of deferred commissions, net	(5.1)	(4.6)	(8.3)
Other, net	0.2	0.6	1.1
Changes in working capital items:
Accounts receivable	(3.3)	38.1	(12.4)
Other current assets	13.4	(12.6)	(13.7)
Accounts payable and accrued compensation payable	13.1	(32.6)	13.3
Other liabilities	(4.5)	(31.0)	(13.6)

Net operating	208.9	224.6	246.6

Investing Activities:
Purchase of property and equipment	(7.2)	(7.3)	(10.2)
Purchase of investment securities	(131.0)	(199.0)	(219.0)
Proceeds from sales and maturities of investment securities	100.0	228.0	81.2

Net investing	(38.2)	21.7	(148.0)

Financing Activities:
Debt issuance costs	—	(1.5)	(0.7)
Repayment of long-term debt	(65.8)	(223.0)	—
Purchase of noncontrolling interests	(8.3)	(0.8)	(36.4)
Proceeds from stock plans	6.1	3.6	4.4
Proceeds from stock option issuance	4.9	—	—
Excess tax benefit from equity-based compensation	1.4	3.3	3.5
Repurchase of common stock	(17.5)	—	—
Distributions to noncontrolling interests	(9.1)	(12.1)	(12.5)
Principal payments under capital lease obligations	(1.0)	(1.0)	(1.0)
Dividends paid to shareholders	(54.4)	(28.0)	(7.4)

Net financing	(143.7)	(259.5)	(50.1)

Cash and Cash Equivalents:
Net increase (decrease)	27.0	(13.2)	48.5
At beginning of period	360.0	373.2	324.7

At end of period	$387.0	$360.0	$373.2

Discontinued Operations:
Operating activities	$—	$—	$(0.4)

Cash and Cash Equivalents:
Net decrease	—	—	(0.4)
At beginning of period	—	—	0.4

At end of period	$—	$—	$—

Supplemental Cash Flow Information:
Cash paid for interest	$33.0	$41.3	$49.8
Cash paid for income taxes	$37.7	$90.0	$80.3

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Millions, Except Per Share Data)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Nonredeemable Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2009	182.0	$1.8	$998.3	$1.0	$10.5	$1,011.6
Net income			159.9		2.5	162.4
Other comprehensive income				0.6		0.6
Amortization of stock-based compensation			33.4		4.8	38.2
Issuance and forfeitures of restricted stock awards, net	1.4					—
Tax impact of stock-based compensation			(5.1)			(5.1)
Stock option exercises and employee stock purchases	0.7		4.4			4.4
Changes in noncontrolling interests in consolidated investment products					3.3	3.3
Purchase of noncontrolling interests					(5.0)	(5.0)
Distributions to noncontrolling interests					(3.2)	(3.2)
Change in fair value of redeemable noncontrolling interests			(16.6)			(16.6)
Vesting of nonredeemable noncontrolling interests			1.2		(1.2)	—
Common stock dividends			(7.4)			(7.4)

Balance at December 31, 2010	184.1	1.8	1,168.1	1.6	11.7	1,183.2
Net income			142.9		2.4	145.3
Other comprehensive loss				(2.1)		(2.1)
Amortization of stock-based compensation			24.9		4.5	29.4
Issuance and forfeitures of restricted stock awards, net	2.3	0.1				0.1
Stock option exercises and employee stock purchases	0.6		3.6			3.6
Changes in noncontrolling interests in consolidated investment products					22.1	22.1
Purchase of noncontrolling interests					(0.8)	(0.8)
Distributions to noncontrolling interests					(2.7)	(2.7)
Change in fair value of redeemable noncontrolling interests			(1.4)		0.4	(1.0)
Vesting of nonredeemable noncontrolling interests			1.7		(1.7)	—
Common stock dividends			(28.0)			(28.0)

Balance at December 31, 2011	187.0	1.9	1,311.8	(0.5)	35.9	1,349.1
Net income			102.3		2.1	104.4
Other comprehensive income				1.1		1.1
Amortization of stock-based compensation			27.9		4.6	32.5
Issuance and forfeitures of restricted stock awards, net	1.6				(5.0)	(5.0)
Stock option exercises and employee stock purchases	1.1		6.1			6.1
Changes in noncontrolling interests in consolidated investment products					(16.8)	(16.8)
Common stock repurchases	(2.2)		(17.5)			(17.5)
Purchase of noncontrolling interests					(0.6)	(0.6)
Distributions to noncontrolling interests					(1.8)	(1.8)
Change in fair value of redeemable noncontrolling interests			33.1			33.1
Vesting of nonredeemable noncontrolling interests			1.2		(1.2)	—
Stock option issuance			4.9			4.9
Common stock dividends			(54.4)			(54.4)

Balance at December 31, 2012	187.5	$1.9	$1,415.4	$0.6	$17.2	$1,435.1

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE BUSINESS

Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") derive revenue from providing investment management, administration, distribution and related services to financial advisors, individuals and institutional investors through mutual funds, other pooled investment vehicles, separate accounts and subadvised relationships (collectively referred to as "investment products") in both domestic and international markets. Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements. Certain investment products are also subject to performance fees which vary based on a product's relative performance as compared to a benchmark index and the level of assets subject to such fees. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG's operating results. A significant portion of JCG's revenue is derived from contracts to manage mutual funds, which are subject to annual review and approval by each fund's Board of Trustees or its shareholders, or both.

JCG's significant subsidiaries at December 31, 2012, include:

•
Janus Capital Management LLC ("Janus"), (wholly-owned subsidiary) — Janus offers growth and core equity, global and international equity as well as balanced and fixed income investment products.

•
INTECH Investment Management LLC ("INTECH"), (approximate 97% owned subsidiary) — INTECH offers risk-managed investment products that are based on a mathematical theorem which seeks to add value for clients by capitalizing on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a specified benchmark index, while controlling risks and trading costs. INTECH manages and subadvises institutional and private accounts and subadvises certain Janus mutual funds.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. JCG's Consolidated Balance Sheet as of December 31, 2011, includes the reclassification of deferred compensation plan assets from other current assets and other assets to investment securities to align with the classification used for JCG's economic hedge of mutual fund share awards. The reclassification is also reflected in the investment securities table in Note 4 — Investment Securities and in the other current assets table in Note 9 — Other Balance Sheet Captions of these Consolidated Financial Statements.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. JCG's significant estimates relate to investment securities, goodwill and intangible assets, equity compensation and income taxes.

Segment Information

The Company operates in one business segment, its Investment Management operations.

Cash and Cash Equivalents

Short-term liquid investments with an initial maturity of generally three months or less when purchased, including investments in money market funds, are considered cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization are recorded using the straight-line method over the estimated useful life of the related assets (or the lease term, if shorter). Depreciation and amortization expense totaled $13.4 million, $14.0 million and $15.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Property and equipment is summarized as follows (in millions):

		December 31,
	Depreciation and Amortization Period
		2012	2011
Furniture, fixtures, computer equipment and software	3-7 years	$191.9	$182.4
Leasehold improvements	3-24 years	37.1	36.8

Subtotal		229.0	219.2
Less accumulated depreciation and amortization		(195.7)	(182.3)

Property and equipment, net		$33.3	$36.9

JCG evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. There were no impairments of long-lived assets for the years ended December 31, 2012, 2011 and 2010.

Purchased software is recorded at cost and amortized over its estimated useful life. Internal and external costs incurred in connection with developing or obtaining software for internal use are expensed as incurred during the preliminary project stage, as are training and maintenance costs. Internal and external costs incurred for internal use software during the application development stage are capitalized until such time that the software is substantially complete and ready for its intended use. Application development stage costs are amortized on a straight-line basis over the estimated useful life of the software.

Capitalized software costs totaled $7.9 million and $8.8 million at December 31, 2012 and 2011, respectively, and are presented within property and equipment, net.

Deferred Commissions

Sales commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized over various periods, not exceeding four years, based on the estimated recoverability of the asset through distribution fee payments or contingent deferred sales charges. Contingent deferred sales charges received from early redemptions reduce the unamortized deferred commissions balance. Amortization expense for the years ended December 31, 2012, 2011 and 2010, totaled $5.6 million, $7.4 million and $12.3 million, respectively.

Deferred commissions, which are recorded as components of other current assets and other assets on the Consolidated Balance Sheets, are summarized as follows (in millions):

	December 31,
	2012	2011
Deferred commissions — current	$3.0	$3.0
Deferred commissions — long-term	0.4	1.1

Total	$3.4	$4.1

Investment Securities

JCG classifies investment securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried on JCG's Consolidated Balance Sheets at fair value and consist primarily of investments related to seeded investment products and the economic hedging of mutual fund share awards and other deferred compensation. See Note 4 — Investment Securities for further discussion regarding deferred compensation plans.

Seeded Investment Products

JCG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment or "seeding." The primary purpose of seeded investment products is to generate an investment performance track record in a product to attract third-party investors. JCG's initial investment in a new product represents 100% ownership in that product. Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities. JCG consolidates such investment products as long as it holds a controlling interest in the investment product, defined as greater than 50% ownership.

Upon deconsolidation, JCG continues to account for its investments in seeded products as trading securities if its ownership is between 20% and 50%. JCG may redeem invested seed capital for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the given investment strategy. The length of time JCG holds a majority interest in a product varies based on a number of factors including, but not limited to, market demand, market conditions and investment performance. Changes in fair value of securities classified as trading are recognized in investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income.

The Company has determined that its seeded investment products do not represent variable interest entities. Seed investments are made largely in mutual funds, but may also be made in commingled pools and separate accounts. JCG has determined mutual funds to be voting interest entities, rather than variable interest entities, and the Company's consolidation of mutual fund seed investments is thereby dictated by JCG's ownership being greater than 50%. Commingled pools are established as limited liability companies or partnerships, and as such, the Company applies partnership accounting rules. These rules dictate that a managing member or general partner would not consolidate an entity if the members or limited partners carry substantive kick-out rights. All of the Company's commingled pools carry substantive kick-out rights. Seed investments in separate accounts are 100% owned by JCG and are accounted for as investments in individual securities.

Economic Hedging of Mutual Fund Share Awards and Deferred Compensation

JCG grants mutual fund share awards to employees that are indexed to certain funds managed by JCG. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding. Historically, JCG made corresponding investments in JCG managed funds for purposes of economically hedging the mutual fund share awards. Effective January 2013, such corresponding investments are no longer made on a one-for-one basis. The value of the investments in the JCG managed funds is a component of investment securities on JCG's Consolidated Balance Sheets.

The Company maintains deferred compensation plans for certain highly compensated employees and members of its Board of Directors. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by the Company and its subsidiaries. The Company makes no contributions to the plan. To protect against market variability of the liability, the Company creates an economic hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Such investments remain assets of JCG. Changes in market value of the liability to participants are recognized as compensation in JCG's Consolidated Statements of Comprehensive Income and changes in the market value of the mutual fund securities are recognized as investment gains or losses in JCG's Consolidated Statements of Comprehensive Income.

Available-for-Sale Securities

Investment securities classified as available-for-sale consist of seeded investment products in which JCG holds a less than 20% interest and are carried on JCG's Consolidated Balance Sheets at fair value. Changes in fair value are reflected as a component of accumulated other comprehensive income (loss), net of tax on JCG's Consolidated Statements of Comprehensive Income until realized. Realized gains, losses and declines in fair value that are judged to be other-than-temporary are reflected as a component of investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. Accumulated gains and losses are reclassified to earnings when the securities are sold on a first-in, first-out cost basis.

Held-to-Maturity Securities

Investment securities are classified as held-to-maturity when JCG has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried on JCG's Consolidated Balance Sheets at cost with corresponding interest income reflected as other income, net on JCG's Consolidated Statements of Comprehensive Income. Realized gains, losses and declines in fair value that are judged to be other-than-temporary are reflected as a component of investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income.

Impairment Evaluation

JCG periodically evaluates the carrying value of investment securities classified as available-for-sale or held-to-maturity for potential impairment. In determining if an impairment exists, JCG considers the duration, extent and circumstances of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value with the loss recognized in investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. There were no impairments of investment securities for the years ended December 31, 2012, 2011 and 2010.

Derivative Instruments

The Company utilizes derivative instruments to hedge market price risk and currency risk exposure associated with its investments in seeded investment products. The Company also utilized derivative instruments to mitigate potential negative impacts on 2012 profitability in the case of a market downturn. These derivative instruments are not classified as hedges for accounting purposes. The Company records all derivatives as either assets or liabilities on JCG's Consolidated Balance Sheets and measures those investments at fair value. Changes in the value of the Company's derivative financial instruments are recognized as a component of investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income.

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

JCG's Level 1 and Level 2 fair value measurements consist of debt securities with maturities of 90 days or less carried within cash and cash equivalents, exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds and shares of unconsolidated mutual funds, investments in mutual funds related to the economic hedging of mutual fund share awards and deferred compensation plans, derivative instruments and long-term debt. The majority of investment securities classified as Level 2 are debt securities with values derived from evaluated pricing by independent third-party providers. Short-term securities with maturities of 60 days or less are valued at amortized cost, which approximates market value and are also categorized as Level 2 in the hierarchy. The underlying securities of mutual funds and separate accounts may be denominated in a foreign currency and are traded on exchanges outside of the U.S. In some cases, the closing price of such securities may be adjusted to capture the effects of any post-closing activity impacting the markets in which they trade. These adjustments result in the securities being classified as Level 2 and may also result in movements of securities between Level 1 and Level 2.

JCG's Level 3 recurring fair value measurements primarily represent redeemable noncontrolling interests. Redeemable noncontrolling interests in INTECH are measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of future cash flows. Redeemable noncontrolling interests in Perkins are measured by a contractual formula intended to represent fair value. (See Note 10 — Noncontrolling Interests for further discussion of redeemable noncontrolling interests.)

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

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests that are not subject to redemption rights are classified in permanent equity. Redeemable noncontrolling interests are classified in mezzanine equity and are measured at estimated fair value as of the balance sheet date. Changes in fair value of redeemable noncontrolling interests are recognized as increases or decreases to redeemable noncontrolling interests with an offsetting charge to retained earnings. Certain of the INTECH and Perkins ownership interests granted to employees become subject to redemption rights upon vesting at which time such interests are reclassified to redeemable noncontrolling interests. Earnings attributable to noncontrolling interests that are and are not subject to redemption rights are combined in JCG's Consolidated Statements of Comprehensive Income. Acquisitions of entities in which JCG holds an existing controlling interest are treated as a reduction of noncontrolling interests or redeemable noncontrolling interests in an amount equal to the purchase price. (See Note 10 — Noncontrolling Interests for further discussion of noncontrolling interests.)

Revenue Recognition

Investment management and shareowner servicing fees are recognized as services are provided. These revenues are generally determined in accordance with contracts based upon a percentage of average assets under management.

Performance fees are based on the performance of certain mutual funds and separate accounts as compared to an established benchmark over a specified period of time and are recognized at the end of the contractual period.

Marketing

Marketing and promotional costs are expensed as incurred.

Stock-Based Compensation

Stock-based compensation cost is based on the grant date fair value of awards expected to vest at the end of the stated service period and consists of the total value of the awards less an estimate for forfeitures. The grant date fair value of stock options is determined using the Black-Scholes option pricing model, and the grant date fair value of restricted stock is determined from market price on date of grant. The Black-Scholes model requires management to estimate certain variables, including the lives of options from grant date to exercise date, the volatility of the underlying shares and future dividend rates.

JCG estimates, at the time of grant, the amount of awards that are not expected to vest based on historical forfeiture rates and subsequently records adjustments, as appropriate.

Other Income, Net

The components of other income, net for the years ended December 31, 2012, 2011 and 2010, are as follows (in millions):

	December 31,
	2012	2011	2010
Dividend income	$2.3	$2.5	$0.5
Interest income	0.6	0.7	0.7
Translation (losses) gains, net	(1.6)	0.2	(0.5)
Other, net	1.9	0.4	1.2

Total other income, net	$3.2	$3.8	$1.9

Other Comprehensive Income (Loss), Net of Tax

For the year ended December 31, 2012, the components of other comprehensive income (loss) include the change in fair value of available-for-sale investments owned by JCG, the reclassification of unrealized gains (losses) to the investment gains (losses), net line item of the Consolidated Statement of Comprehensive Income as a result of redemptions of available-for-sale investments and foreign currency translation adjustments. For the years ended December 31, 2011 and 2010, the amortization of a deferred loss on an interest rate swap was also a component of other comprehensive income (loss), net of tax. The deferred loss on the interest rate swap was fully amortized as of December 31, 2011.

The components of other comprehensive income (loss), net of tax for the years ended December 31, 2012, 2011 and 2010, are as follows (in millions):

Year ended December 31, 2012	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$1.0	$(0.4)	$0.6
Reclassification for losses included in net income	0.1	—	0.1
Foreign currency translation adjustment	0.7	(0.3)	0.4

Total other comprehensive income	$1.8	$(0.7)	$1.1

Year ended December 31, 2011	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$0.4	$(0.1)	$0.3
Amortization of net loss on cash flow hedge	0.2	(0.1)	0.1
Reclassification for gains included in net income	(2.2)	0.8	(1.4)
Foreign currency translation adjustment	(1.7)	0.6	(1.1)

Total other comprehensive loss	$(3.3)	$1.2	$(2.1)

Year ended December 31, 2010	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$1.3	$(0.6)	$0.7
Amortization of net loss on cash flow hedge	0.3	(0.1)	0.2
Reclassification for gains included in net income	(2.3)	0.9	(1.4)
Foreign currency translation adjustment	0.2	0.9	1.1

Total other comprehensive income	$(0.5)	$1.1	$0.6

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board ("FASB") issued an update regarding the presentation of comprehensive income. This standard eliminated the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity. Under the updated guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts (net income and other comprehensive income), is displayed under either alternative. The statement(s) must be presented with equal prominence as the other primary financial statements. This standard was effective for the Company's fiscal year beginning January 1, 2012. The Company adopted the standard on January 1, 2012, and has presented items of net income and comprehensive income in one continuous statement.

In July 2012, the FASB issued an update to the accounting guidance related to the testing of indefinite-lived intangible assets for impairment. Under the amended guidance, a reporting entity may elect to assess qualitative factors to determine if it is more likely than not that the fair value of the intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. The revised standard is effective for annual and interim indefinite-lived intangible asset impairment tests performed for the Company's fiscal year beginning January 1, 2013. The adoption of this new guidance is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 4 — INVESTMENT SECURITIES

JCG's investment securities as of December 31, 2012 and 2011, are summarized as follows (in millions):

	December 31,
	2012	2011
Trading securities:
Seeded investment products	$219.5	$196.4
Mutual fund share awards	89.0	74.8
Deferred compensation plans	11.9	10.8
Other investment securities	—	3.2

Total trading securities	320.4	285.2
Available-for-sale securities:
Seeded investment products	30.1	31.5
Derivative instruments	—	6.1

Total investment securities	$350.5	$322.8

Trading Securities

Investments classified as trading securities included seeded investment products, investments related to the economic hedging of mutual fund share awards and deferred compensation plans and other investment securities.

At December 31, 2012, seeded investment products represented $64.2 million in 25 separately managed accounts and $155.3 million in 18 mutual funds advised by the Company. At December 31, 2011, seeded investment products represented $48.9 million in 25 separately managed accounts and $147.5 million in 16 mutual funds advised by the Company.

The Company recognized $16.8 million, $(8.6) million and $5.4 million of investment gains (losses) related to seeded investment products classified as trading securities that were still held as of December 31, 2012, 2011 and 2010, respectively.

Available-for-Sale Securities

At December 31, 2012 and 2011, seeded investment products advised by the Company designated as available-for-sale securities represented $30.1 million held in 31 mutual funds and $31.5 million held in 29 mutual funds, respectively.

The following is a summary of the cost, gross unrealized gains and losses and estimated fair value of seeded investment products classified as available-for-sale securities at December 31, 2012 and 2011 (in millions):

	December 31,
	2012	2011
Cost basis	$32.2	$34.1
Gross unrealized gains	1.0	0.8
Gross unrealized losses	(3.1)	(3.4)

Estimated fair value	$30.1	$31.5

The gross unrealized gains and losses on seeded investment products were recognized as a component of other comprehensive income (loss), net of tax on the Consolidated Statements of Comprehensive Income. The Company reviewed the gross unrealized losses and determined that the losses were not other-than-temporary. No other-than-temporary impairment charges were recognized in 2012, 2011 and 2010.

Realized gains and losses related to the disposition of seeded investment products classified as available-for-sale securities were recognized within investment gains (losses), net on the Consolidated Statements of Comprehensive Income. The following is a summary of realized gains and losses upon disposition of seeded investment products classified as available-for-sale securities for the years ended December 31, 2012, 2011 and 2010 (in millions):

	December 31,
	2012	2011	2010
Realized gains	$0.6	$1.1	$2.4
Realized losses	(0.7)	—	—

Net realized (losses) gains	$(0.1)	$1.1	$2.4

Held-to-Maturity Securities

As of December 31, 2012 and 2011, JCG did not own any held-to-maturity securties.

Derivative Instruments

Derivative instruments at December 31, 2012 and 2011 consisted of investments in futures contracts. The Company also held investments in put spread contracts in 2011 and 2012 that expired on December 31, 2012. The derivative instruments were not designated as accounting hedge instruments. The futures contracts are part of an economic hedge strategy covering the majority of trading securities related to initial cash investments in seeded products. The hedge strategy is designed to mitigate a portion of the net income volatility created by the mark-to-market accounting of these investment securities. The strategy primarily utilizes futures contracts on various market indices to minimize volatility in earnings. These instruments are settled daily, with settlement amounts recognized in investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income.

The put spread option contracts were purchased by the Company in the fourth quarter 2011 to mitigate potential negative impacts on 2012 profitability in the case of a market downturn. The contracts would have returned a cash payment if the 2012 average daily closing price of the S&P 500 Index fell below 1250, would not have returned a cash payment if the average daily closing price fell above 1250 and would have returned a total maximum cash payment of $37.3 million if the average daily close price fell below 950. No cash payment was received since the average daily closing price of the S&P 500 Index was above 1250. The put spread option contracts expired on December 31, 2012. JCG recognized $6.1 million and $1.9 million of investment losses related to the put spread option contracts during the years ended December 31, 2012 and 2011, respectively.

JCG recognized the following net (losses) gains on the above noted hedged trading securities and associated derivative instruments for the years ended December 31, 2012, 2011 and 2010 (in millions):

	December 31,
	2012	2011	2010
Net (losses) gains in earnings:
Hedged trading securities	$11.5	$(7.9)	$7.1
Futures contracts	(12.5)	1.2	(5.1)

Total	$(1.0)	$(6.7)	$2.0

Investment Gains (Losses), Net

Investment gains (losses), net on the Consolidated Statements of Comprehensive Income comprised the following for the years ended December 31, 2012, 2011, 2010 (in millions):

	December 31,
	2012	2011	2010
Seeded investment products	$17.8	$(10.0)	$8.7
Mutual fund share awards	8.6	(7.2)	15.3
Futures contracts	(12.5)	1.2	(5.1)
Noncontrolling interest on seeded investment products	2.0	(1.4)	0.3
Put spread option contracts	(6.1)	(1.9)	—
Deferred compensation plans economic hedges	1.3	—	—
Other	—	(2.6)	5.5

Investment gains (losses), net	$11.1	$(21.9)	$24.7

Purchases, Sales and Maturities

Cash flows related to investment securities for the years ended December 31, 2012, 2011 and 2010, are summarized as follows (in millions):

	December 31, 2012		December 31, 2011		December 31, 2010
	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities
Trading securities	$(108.9)	$80.7	$(161.6)	$69.6	$(104.6)	$47.4
Available-for-sale securities	(1.1)	8.0	(0.5)	38.5	(0.1)	17.6
Held-to-maturity securities	—	—	—	92.3	(92.7)	—
Derivative instruments
Put spread option contracts	—	—	(8.0)	—	—	—
Hedging securities on seed capital	(21.0)	11.3	(28.9)	27.6	(21.6)	16.2

Total cash flows	$(131.0)	$100.0	$(199.0)	$228.0	$(219.0)	$81.2

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

JCG's goodwill and intangible assets are summarized below (in millions):

	December 31, 2011	Impairments and Amortization	December 31, 2012
Indefinite-lived intangible assets:
Mutual fund advisory contracts	$918.6	$—	$918.6
Brand name and trademark	270.6	—	270.6
Definite-lived intangible assets:
Client relationships	163.2	(13.0)	150.2
Accumulated amortization	(90.6)	(6.5)	(97.1)

Net intangible assets	$1,261.8	$(19.5)	$1,242.3

Goodwill	$488.2	$—	$488.2

The majority of goodwill and intangible assets were generated from the purchase of the noncontrolling interest of Janus and acquisitions of interests in INTECH and Perkins. Intangible assets acquired as a result of these transactions include brand name and trademark, mutual fund advisory contracts and client relationships.

Indefinite-lived intangible assets represent brand name and trademark and mutual fund advisory contracts.

Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives of seven to 12 years using the straight-line method. During the year ended December 31, 2012, the Company recognized $7.7 million of intangible asset impairment charges in amortization expense from the loss of three JCG sub-advised client relationships. As a result of the intangible asset impairments, the estimated useful life of client relationships was changed from 25 years to 12 years. JCG recognizes an impairment charge equal to the unamortized value of the associated intangible asset when notification of termination is received. There were no intangible asset impairment charges recognized during the years ended December 31, 2011 and 2010. Amortization expense was $19.5 million, $11.9 million and $11.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future amortization expense is expected to be $12.2 million in 2013, $9.6 million in 2014, $7.7 million in 2015, $7.6 million in 2016, $7.6 million in 2017 and $8.4 million thereafter.

Impairment Testing

The October 2012 tests of goodwill and indefinite-lived intangible assets indicated that estimated fair values substantially exceeded their respective carrying values, and as such, no impairment charges were recognized. The October 2012 tests included certain underlying key assumptions regarding future overall market trends and Company operating performance. If actual future market results and Company operating performance vary significantly and unfavorably to those included in the Company's financial forecast, the Company may be subject to impairment charges related to its goodwill and indefinite-lived intangible assets.

No impairment charges were recognized as a result of the October 2011 and 2010 tests of goodwill and indefinite-lived intangible assets.

NOTE 6 — FAIR VALUE MEASUREMENTS

The following table presents assets, liabilities and redeemable noncontrolling interests measured at fair value on a recurring basis as of December 31, 2012 (in millions):

	Fair Value Measurements Using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Cash equivalents	$—	$250.1	$—	$250.1
Trading securities:
Seeded investment products	74.2	145.3	—	219.5
Mutual fund share awards	89.0	—	—	89.0
Deferred compensation plans hedge assets	11.9	—	—	11.9
Available-for-sale securities:
Seeded investment products	7.5	22.6	—	30.1

Total investment securities	182.6	167.9	—	350.5

Total assets	$182.6	$418.0	$—	$600.6

Liabilities
Long-term debt	$—	$618.3	$—	$618.3

Total liabilities	$—	$618.3	$—	$618.3

Redeemable noncontrolling interests	$—	$—	$42.9	$42.9

The following table presents assets, liabilities and redeemable noncontrolling interests measured at fair value on a recurring basis as of December 31, 2011 (in millions):

	Fair Value Measurements Using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Cash equivalents	$—	$222.8	$—	$222.8
Trading securities:
Seeded investment products	121.6	74.8	—	196.4
Mutual fund share awards	74.8	—	—	74.8
Deferred compensation plans hedge assets	10.8	—	—	10.8
Other investment securities	—	—	3.2	3.2
Available-for-sale securities:
Seeded investment products	9.0	22.5	—	31.5
Derivative instruments	—	6.1	—	6.1

Total investment securities	216.2	103.4	3.2	322.8

Total assets	$216.2	$326.2	$3.2	$545.6

Liabilities
Long-term debt	$—	$646.1	$—	$646.1

Total liabilities	$—	$646.1	$—	$646.1

Redeemable noncontrolling interests	$—	$—	$85.4	$85.4

JCG's Level 1 and Level 2 fair value measurements consist of debt securities with maturities of 90 days or less carried within cash and cash equivalents, exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds and shares of unconsolidated mutual funds, investments in mutual funds related to the economic hedging of mutual fund share awards and deferred compensation plans, derivative instruments and long-term debt. The majority of investment securities classified as Level 2 are debt securities with values derived from evaluated pricing by independent third-party providers. Short-term securities with maturities of 60 days or less are valued at amortized cost, which approximates market value and are also categorized as Level 2 in the hierarchy. The underlying securities of mutual funds and separate accounts may be denominated in a foreign currency. In some cases, the closing price of such securities may be adjusted to capture the effects of any post-closing activity impacting the markets in which they trade. Security prices are adjusted based upon historical impacts for similar post close activity. These adjustments result in the securities being classified as Level 2 and may also result in movements of securities between Level 1 and Level 2. This occurs infrequently and does not impact a significant number of JCG's investment securities classified as Level 2.

Transfers between Level 1 and Level 2 classifications for the years ended December 31, 2012 and 2011, are summarized as follows (in millions):

	December 31,
	2012	2011
Transfers from Level 1 to Level 2	$15.1	$0.6
Transfers from Level 2 to Level 1	$0.3	$—

Transfers from Level 1 to Level 2 primarily represented foreign securities whose quoted market prices at December 31, 2012, were adjusted for subsequent fluctuations in active markets. Transfers from

Level 2 to Level 1 primarily represented foreign securities whose quoted market prices at December 31, 2012, no longer required adjustment for subsequent fluctuations in active markets. Transfers are recognized at the end of each reporting period.

JCG's Level 3 recurring fair value measurements primarily represent redeemable noncontrolling interests in INTECH and Perkins.

Redeemable noncontrolling interests in INTECH are measured at fair value on a semi-annual basis, or more frequently if events or circumstances indicate that material change in fair value of INTECH has occurred. The fair value of INTECH is determined using a discounted cash flow methodology with probability-weighted scenarios. Discounted cash flow analyses are prepared internally within JCG's finance organization by personnel with appropriate valuation experience and credentials. In preparing the analyses, JCG benchmarks its valuation metrics such as multiples of earnings against recent market transactions of a similar size and nature to ensure that the estimates are reasonable. The analyses are reviewed by senior JCG finance personnel and the Company's Chief Financial Officer. The analyses are also reviewed by the holders of the noncontrolling interests in INTECH. If the valuation is agreed by both JCG and the holders of noncontrolling interests, JCG utilizes this analysis to value the redeemable noncontrolling interest. If the holders of noncontrolling interests object to the analysis, a valuation is obtained from a third-party investment bank agreed upon by the interested parties. JCG has engaged a third-party investment bank for such valuation in the past, and may again in the future.

Significant unobservable inputs related to the INTECH discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of forecasted earnings before interest expense, taxes, depreciation and amortization. Significant increases or decreases in the forecasted operating results and terminal multiple inputs in isolation would result in a significantly higher or lower fair value measurement, respectively. A significant increase or decrease in the discount rate input would result in a significantly lower or higher fair value measurement, respectively. The terminal multiple input for each scenario is influenced by the growth rate contained in the forecasted operating results. Generally, a change in the assumptions used for forecasted operating results is accompanied by a directionally similar change in the terminal multiple. The average discount rate and average terminal multiple used in the August 16, 2012 analysis were 13% and 7.50x, respectively. The average discount rate and average terminal multiple used in the December 31, 2011 analysis were 13% and 8.50x, respectively. There have been no events or circumstances indicating a material change in the fair value of INTECH subsequent to the August 16, 2012 analysis, and as such, the redeemable noncontrolling interests in INTECH were not subject to revaluation as of December 31, 2012.

Redeemable noncontrolling interests in Perkins are measured by a contractual formula intended to represent fair value on a monthly basis. The contractual formula is prepared internally within JCG's finance organization and is reviewed by senior JCG finance personnel and the Company's Chief Financial Officer. The analyses are also reviewed by the holders of the noncontrolling interests in Perkins. In the event either party objects to the valuation determined by the contractual formula, a valuation is obtained from a third-party investment bank agreed upon by the interested parties. JCG has not engaged a third-party investment bank for such valuation in the past, but may do so in the future.

Significant unobservable inputs to the Perkins contractual formula include trailing 12-month revenues of Perkins investment products and the relative performance of Perkins investment products as compared to benchmark indices. The contractual formula applies defined revenue multiples to trailing 12-month Perkins revenues to arrive at fair value; the revenue multiples are subject to increases if certain performance targets are met. Due to the contractual nature of the formula, the revenue and performance inputs are relationally independent. The revenue multiples used in the December 31, 2012 and December 31, 2011 valuations were 3.43x and 5.00x, respectively.

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. JCG measures the fair value of goodwill and intangible assets using a discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements have been classified as Level 3. There were no remeasurements of these assets for the years ended December 31, 2012 and 2011 with the exception of $7.7 million of impairment charges from the loss of three JCG subadvised relationships during 2012.

The changes in fair value of JCG's recurring Level 3 fair value measurements are as follows (in millions):

	Redeemable Noncontrolling Interests	Other Investment Securities
Fair value at January 1, 2011	$82.8	$5.5
Distributions	(9.4)	—
Current earnings	9.6	—
Impairment of investments	—	(2.3)
Vesting of noncontrolling interests	1.7	—
Change in fair value	0.7	—

Fair value at December 31, 2011	85.4	3.2
Distributions	(7.3)	—
Current earnings	5.6	—
Purchase of redeemable noncontrolling interests	(7.7)	—
Sale of investments	—	(3.2)
Vesting of noncontrolling interests	1.2	—
Change in fair value	(34.3)	—

Fair value at December 31, 2012	$42.9	$—

NOTE 7 — DEBT

Debt at December 31, 2012 and 2011 consisted of the following (in millions):

	December 31,
	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.119% Senior Notes due 2014	$38.9	$40.7	$82.3	$85.9
3.250% Convertible Senior Notes due 2014	154.0	176.0	144.8	167.5
6.700% Senior Notes due 2017	352.2	401.6	368.1	392.7

Total long-term debt	$545.1	$618.3	$595.2	$646.1

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above, which are considered Level 2 inputs.

Loss on Early Extinguishment of Debt

2012

On March 20, 2012, JCG completed a debt tender in which $59.4 million aggregate principal amount of the Company's outstanding 2014 and 2017 Senior Notes was repurchased with cash on hand. JCG recognized a $7.2 million loss on early extinguishment of debt related to the repurchase of these notes.

Results of the tender offer were as follows (in millions):

	Aggregate Principal Outstanding	Principal Amount Tendered	Tender Offer Consideration	Gross Loss on Debt Tender	Deferred Costs	Tender Costs	Net Loss on Debt Tender
6.119% Senior Notes due 2014	$82.4	$43.5	$47.9	$4.4	$0.7	$0.2	$5.3
6.700% Senior Notes due 2017	368.5	15.9	17.6	1.7	0.1	0.1	1.9

Total	$450.9	$59.4	$65.5	$6.1	$0.8	$0.3	$7.2

2011

During the fourth quarter 2010, JCG exercised its redemption right on the $120.9 million carrying value of its 6.250% Senior Notes and retired the notes on January 14, 2011. Under the terms of the redemption, JCG was required to pay the principal and the present value of the interest that would have been paid if the debt remained outstanding through scheduled maturity. As a result, JCG recognized a $9.9 million loss on early extinguishment of debt in the first quarter 2011.

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

3.250% Convertible Senior Notes Due 2014

In July 2009, JCG issued $170.0 million of 3.250% Convertible Senior Notes ("Convertible Senior Notes"), which pay interest semiannually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted. The Convertible Senior Notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG's election. The holders of the Convertible Senior Notes have the right to require JCG to repurchase their notes for cash under certain circumstances. The original conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of Convertible Senior Notes was adjusted during 2011 and 2012 as a result of quarterly cash dividends. The most recent adjustment occurred on December 31, 2012 when JCG paid a regular quarterly cash dividend of $0.06 per share, which changed the adjusted conversion rate to 74.6 shares of JCG common stock per $1,000 principal amount of Convertible Senior Notes, equivalent to a conversion price of approximately $13.41 per share of common stock. The Company will continue to adjust the conversion rate with future dividend payments above $0.04 per share on an annual basis. The Convertible Senior Notes are not callable by JCG.

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding April 15, 2014, only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; or (2) upon the occurrence of other specified events. On or after April 15, 2014, until maturity, holders may convert their notes regardless of the preceding circumstances. As of December 31, 2012, the conversion criteria of the Convertible Senior Notes have not been satisfied.

Because the Convertible Senior Notes may be wholly or partially settled in cash, the proceeds were required to be bifurcated into debt and equity components. The $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate, which is consistent with the estimated market rate at the time of issuance for similar senior notes with no conversion option. The debt component will accrete up to the face value over the five-year expected term through interest expense. The unamortized discount at December 31, 2012, is $16.0 million and will be amortized over the remaining period of 1.5 years. The $44.3 million (or $27.9 million, net of deferred taxes) initial equity component was determined using the difference between the proceeds and the debt component. The fair value of the Convertible Senior Notes in the above table is based on the outstanding principal balance, while the carrying value represents the outstanding principal balance exclusive of the unamortized discounts. Interest expense related to the Convertible Senior Notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $15.5 million for the year ended December 31, 2012.

Change of Control and Rating Downgrade Covenant

If the Company experiences a change of control, and in connection therewith, the 2017 Senior Notes become rated below investment grade by Standard & Poor's ("S&P") Rating Service and Moody's Investors Service, Inc. ("Moody's"), JCG must offer to repurchase the 2017 Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

Interest Rate Adjustment Covenant

All of JCG's senior notes, excluding the Convertible Senior Notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company's debt rating is decreased by Moody's from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If the interest rate has been adjusted upward as a result of either Moody's or S&P decreasing its rating, then for each level of a subsequent rating increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. The interest rate adjustment covenant will permanently terminate if the Company's debt ratings increase to Baa2 (or higher) by Moody's and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. S&P increased JCG's credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rates payable on all of JCG's senior notes, excluding the Convertible Senior Notes. On May 8, 2012, Moody's reaffirmed its Baa3 credit rating for JCG and revised its outlook from negative to stable. On January 9, 2013, S&P reaffirmed its BBB- credit rating for JCG and revised its outlook from stable to negative.

Credit Facility

At December 31, 2012, JCG had a $250 million, unsecured, revolving credit facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, JCG's financing leverage ratio cannot exceed 3.00x, and its interest coverage ratio must equal or exceed 4.00x. At December 31, 2012, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of October 14, 2014.

Aggregate Maturities of Indebtedness

The aggregate amounts of debt maturing or callable in the next five years are as follows (in millions):

2013	$—
2014	208.9
2015	—
2016	—
2017	352.7
Thereafter	—

Total	$561.6

NOTE 8 — INCOME TAXES

JCG's components of income before taxes for the years ended December 31, 2012, 2011 and 2010 are as follows (in millions):

	December 31,
	2012	2011	2010
Domestic	$163.7	$218.4	$235.3
International	12.9	14.4	9.7

Total	$176.6	$232.8	$245.0

JCG's provision for income taxes for the years ended December 31, 2012, 2011 and 2010 is summarized as follows (in millions):

	December 31,
	2012	2011	2010
Current:
Federal	$46.9	$69.6	$52.1
State and local	3.8	3.3	(8.5)
International	2.8	4.2	3.7

Total current	53.5	77.1	47.3

Deferred:
Federal	10.4	2.2	27.1
State and local	0.8	0.1	2.3
International	—	—	(0.3)

Total deferred	11.2	2.3	29.1

Total income tax provision	$64.7	$79.4	$76.4

JCG's deferred income tax liabilities (assets) as of December 31, 2012 and 2011 are summarized as follows (in millions):

	December 31,
	2012	2011
Income tax liabilities:
Intangible assets	$465.7	$457.9
Investments	4.4	—
Debt discounts and issue costs	5.8	8.8
Other	15.6	15.4

Deferred tax liabilities	491.5	482.1

Income tax assets:
Compensation and benefits	(59.8)	(58.6)
Accrued liabilities	(3.4)	(5.6)
Investments	—	(1.7)
Other	(15.0)	(14.8)

Deferred tax assets	(78.2)	(80.7)

Net deferred income tax liabilities	$413.3	$401.4

The current deferred income tax amounts at December 31, 2012 and 2011 are included within other current assets. Deferred tax assets and liabilities are reflected on JCG's Consolidated Balance Sheets as follows (in millions):

	December 31,
	2012	2011
Current deferred income tax asset	$(22.7)	$(20.3)
Long-term deferred income tax liability	436.0	421.7

Net deferred income tax liabilities	$413.3	$401.4

JCG's effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2012, 2011 and 2010 as follows:

	December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State and local tax rate, net of federal benefit	2.3	2.3	2.3
Noncontrolling interests	(2.0)	(1.7)	(1.3)
Tax adjustments	(1.0)	(1.9)	(6.1)
Other	2.3	0.4	1.3

Total effective income tax rate	36.6%	34.1%	31.2%

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

	December 31,
	2012	2011	2010
Beginning of period	$7.4	$9.2	$23.7
Additions for tax positions of current year	0.9	0.8	0.7
Additions for tax positions of prior years	0.4	0.5	—
Reduction due to statute expirations	(1.5)	(3.1)	(15.2)
Reduction due to settlement of audits	(1.3)	—	—

End of period	$5.9	$7.4	$9.2

A deferred tax asset of $2.0 million is associated with the tax contingencies liability at December 31, 2012. If the tax contingencies liability and related deferred tax asset are reversed in future periods, the income tax provision would be favorably impacted by $3.9 million. As of December 31, 2012, JCG had $5.9 million of accrued reserves for income tax contingencies. JCG decreased its income tax contingency reserves in 2012 by $2.8 million as a result of the expiration of statutes of limitations and audit settlements, creating a net tax benefit of $1.8 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $1.7 million in the next 12 months primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities on JCG's Consolidated Balance Sheets.

Tax returns filed in previous years are subject to audit by various federal, state and international taxing authorities, and as a result of such audits, additional tax assessments may be proposed. As of December 31, 2012, tax years from 2002 and forward remain subject to audit.

Taxing authorities generally charge interest and may assess penalties in the event that a tax position taken is subsequently reversed upon examination. JCG has accrued interest on its uncertain tax provisions based on the rates specified by the applicable taxing authorities and has recorded the interest as a component of the tax provision. At December 31, 2012, 2011 and 2010, $2.2 million, $3.4 million and $4.9 million, respectively, of accrued interest is included in the liability for tax contingencies. Any potential penalties associated with a tax contingency will also be included as a component of the tax provision in the period in which the assessment of a penalty becomes likely. JCG does not believe that it is subject to any penalties related to its tax contingencies and, therefore, has not accrued a liability for tax penalties.

In the event of an overpayment of income taxes, taxing authorities generally pay interest from the date of the overpayment. JCG records interest income from taxing authorities as a component of the income tax provision.

NOTE 9 — OTHER BALANCE SHEET CAPTIONS

Other current assets are composed of the following (in millions):

	December 31,
	2012	2011
Deferred commissions	$3.0	$3.0
Prepaid insurance	3.0	3.1
Prepaid information technology maintenance	3.5	2.9
Deferred income taxes	22.7	20.3
Other current assets	15.0	15.5

Total other current assets	$47.2	$44.8

Other accrued liabilities are composed of the following (in millions):

	December 31,
	2012	2011
Accrued marketing and distribution	$15.5	$15.7
Income tax contingencies	3.0	5.2
Deferred compensation liability	32.9	21.8
Interest payable	4.1	4.7
Other accrued liabilities	9.1	13.1

Total other accrued liabilities	$64.6	$60.5

NOTE 10 — NONCONTROLLING INTERESTS

Noncontrolling interests consist of the following:

Noncontrolling Interests That Are Not Subject to Redemption Rights

Noncontrolling interests that are not subject to redemption rights totaled $17.2 million as of December 31, 2012, representing third-party investors' ownership in consolidated seeded investment products of $12.4 million and the current value of certain INTECH and Perkins ownership interests held by employees of $4.8 million. Noncontrolling interests that are not subject to redemption rights totaled $35.9 million as of December 31, 2011, representing third-party investors' ownership in consolidated seeded investment products of $29.2 million and the current value of certain INTECH and Perkins ownership interests held by employees of $6.7 million. Certain of the Perkins ownership interests granted to employees become subject to redemption rights upon vesting at which time such interests are reclassified to redeemable noncontrolling interests.

Changes in noncontrolling interests in consolidated seeded investment products were driven by two factors; changes in the market value of the underlying seeded investment products and changes in ownership of the underlying seeded investment products. The following table presents a rollforward of noncontrolling interests in consolidated seed investment products (in millions):

December 31, 2010	$7.1
Changes in market value	(1.5)
Changes in ownership	23.6

December 31, 2011	29.2
Changes in market value	2.0
Changes in ownership	(18.8)

December 31, 2012	$12.4

The $23.6 million increase in noncontrolling interest ownership in 2011 primarily represents seeded investment products that attracted significant third-party investment during the year. These products continued to attract third-party investment in 2012; the continued investment served to reduce the Company's ownership interest in the products below 50%. JCG de-consolidates seeded investment products when the Company's ownership interest drops below 50%. The de-consolidation of seeded investment products in 2012 caused a $37.5 million decrease in noncontrolling interest ownership. This decrease was offset by $18.7 million in increases in noncontrolling interest ownership due to third-party investment in other seeded products.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of December 31, 2012, consist of INTECH and Perkins interests that are currently redeemable to JCG or will become subject to redemption rights at certain future dates of $40.1 million and undistributed earnings of $2.8 million. Redeemable noncontrolling interests as of December 31, 2011, consist of INTECH and Perkins interests that are currently redeemable to JCG or will become subject to redemption rights at certain future dates of $80.9 million and undistributed earnings of $4.5 million.

INTECH

During 2012, JCG purchased INTECH ownership interests from one of the two founding members of INTECH for $5.8 million. The purchases accounted for all of his INTECH ownership interests and 1.0% of total outstanding INTECH ownership interests. JCG also purchased INTECH ownership interests from a former executive of INTECH for $1.9 million during 2012, representing 0.4% of total outstanding INTECH ownership interests. In addition, JCG purchased INTECH ownership interests from INTECH employees for $0.6 million during 2012, representing 0.1% of total outstanding INTECH ownership interests.

INTECH ownership interests held by the other founding member have an estimated value of approximately $4.8 million as of December 31, 2012, representing approximately 1.0% aggregate ownership of INTECH. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interest of INTECH at fair value.

Although the two founding members are no longer employed by INTECH, they remain as consultants.

At December 31, 2012, no ownership interests subject to redemption rights were held by other INTECH employees. At December 31, 2011, ownership interests subject to redemption rights held by the two INTECH founders and other INTECH employees had an estimated value of approximately $13.7 million and $2.6 million, respectively, representing 2.0% and 0.4% of total outstanding INTECH ownership interests, respectively.

Perkins

JCG has the option to acquire the majority of the remaining 22.2% interest of Perkins at fair value (as described below) on the fifth, seventh or each subsequent annual anniversary of December 31, 2008 ("closing"), the date JCG acquired a majority ownership in Perkins. The noncontrolling owners of Perkins have the option to require JCG to purchase any or all of their remaining ownership interests following the fourth or sixth anniversary of closing at fair value. The total Perkins noncontrolling interest subject to redemption rights had an estimated value of approximately $35.3 million and $64.6 million as of December 31, 2012 and 2011, respectively, based on a contractual formula driven by revenue and investment performance of products managed by Perkins. The formula is intended to represent fair value. In the event either party objects to the valuation determined by the contractual formula, a valuation is obtained from a third-party investment bank agreed upon by the interested parties.

On February 1, 2013, the noncontrolling owners of Perkins (who own 22.2% of the equity units of Perkins) exercised their right to put 98% of their interests to JCG. Under the terms of the put, the noncontrolling ownership interests will be redeemed at fair value as determined six months from the date of the put exercise. The noncontrolling interests are primarily held by founding members who are not involved in the management of Perkins. Perkins management will continue to hold the majority of their interests in Perkins through senior profits interests awards or long-term incentive compensation plans. The Perkins senior profits interests generally receive 5% of Perkins' annual taxable income and have a terminal value based on Perkins' revenue and relative investment performance of products managed by Perkins. The Perkins senior profits interests awards and long-term incentive compensation plans provide active members of Perkins management an ongoing stake in the success of Perkins.

NOTE 11 — LONG-TERM INCENTIVE COMPENSATION

The components of JCG's long-term incentive compensation expense for the years ended December 31, 2012, 2011 and 2010 are summarized as follows (in millions):

	December 31,
	2012	2011	2010
Stock options	$6.6	$7.1	$10.2
Restricted stock awards	19.6	21.2	26.6
Price-vesting units	0.6	—	—
Mutual fund share awards	41.3	29.2	28.3
Perkins senior profits interests	(1.6)	5.3	17.8
Employee stock purchase plan	0.2	0.2	0.2

Total long-term incentive compensation	$66.7	$63.0	$83.1

During the year ended December 31, 2012, compensation cost associated with restricted stock includes $3.6 million of amortization of INTECH interests granted to certain key employees of INTECH and a $5.0 million benefit related to a restricted stock forfeiture as a result of the departure of a former INTECH executive. During the years ended December 31, 2011 and 2010, compensation cost associated with restricted stock includes $3.5 million and $3.9 million of amortization of INTECH interests granted to certain key employees of INTECH, respectively. Compensation cost classified within restricted stock also includes $1.2 million of amortization of Perkins ownership interests granted to a Perkins employee for each of the years ended December 31, 2012, 2011 and 2010.

Historical long-term incentive awards have been granted with ratable vesting schedules between three and five years. The awards granted in 2012 were generally granted with a four-year ratable vesting schedule and are not subject to accelerated vesting. INTECH also granted $3.1 million of ownership interests to its employees, which generally vest and will be recognized over a four-year period. This award represents less than 1% of total INTECH ownership interests. The awards JCG granted in 2010 and 2011 were generally granted with a four-year ratable vesting schedule and were not subject to accelerated vesting. In addition to these awards, JCG granted a $10.0 million restricted stock award to its Chief Executive Officer on February 5, 2010. The award vested 50% on December 31, 2010, 25% on January 1, 2012, and 25% on January 1, 2013. INTECH also granted $5.1 million and $2.7 million of ownership interests to its employees in 2010 and 2011 respectively, which generally vest and will be recognized over a four-year period.

At December 31, 2012, unrecognized compensation, net of estimated forfeitures, and the weighted-average number of years over which the compensation cost will be recognized are summarized as follows (in millions):

	Unrecognized Compensation	Weighted- Average Years
Stock options	$3.9	0.9
Restricted stock awards	35.4	2.8
Mutual fund share awards	54.0	2.4

Total	$93.3	2.5

Unrecognized INTECH interests included in restricted stock awards in the table above totaled $7.0 million and will be recognized over a weighted-average period of 4.0 years.

JCG generally grants annual long-term incentive awards in February of each year. The 2013 annual grant, not included in the table above, totaled $47.6 million and will generally be recognized ratably over a four-year period. The 2013 annual grant is not subject to performance-based accelerated vesting.

Stock Options

Stock options were granted to employees in 2012 and 2010. There were no stock options granted to employees in 2011. The fair value of stock options granted to JCG employees in 2012 and 2010 was estimated on the date of each grant using the Black-Scholes option pricing model with the following assumptions:

Assumptions	2012	2010
Dividend yield	2.33%	0.34%
Expected volatility	66%	65%
Risk-free interest rate	0.71%	2.29%
Expected life	5 years	5 years

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

The table below summarizes JCG's outstanding options:

	2012		2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	15,000,904	$14.44	16,156,404	$14.32	16,957,307	$15.99
Granted	151,515	8.57	—	—	2,120,832	11.76
Exercised	(953,590)	5.35	(473,312)	5.58	(626,373)	5.46
Forfeited	(158,003)	7.15	(217,051)	7.54	(513,644)	8.40
Expired	(1,267,648)	20.26	(465,137)	22.47	(1,781,718)	32.05

Outstanding at December 31	12,773,178	14.56	15,000,904	14.44	16,156,404	14.32

Exercisable (1)	2,139,710	$5.32	1,954,233	$5.32	1,143,547	$5.51

Vested or expected to vest	12,754,883	$14.56	14,028,905	$14.94	15,015,370	$14.87

Weighted-average fair value of options granted during the year	$3.96		$—		$6.39

Intrinsic value of options at December 31 (in millions):
Exercised	$3.3		$2.8		$4.4

Outstanding	$10.6		$4.3		$40.5

Exercisable	$6.8		$1.9		$8.5

(1)
The number of exercisable options represents instruments for which all vesting criteria have been satisfied and whose exercise price was below the closing price of the Company's common stock as of the end of the period. Options outstanding for which all vesting criteria have been satisified but whose exercise price was above the closing price of the Company's common stock were 8.4 million, 9.2 million, and 8.7 million as of December 31, 2012, 2011 and 2010, respectively.

The following table summarizes the information about stock options that were outstanding at December 31, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$5 to $15	6,830,414	3.00	$9.18	2,139,710	3.09	$5.32
$15 to $25	4,400,974	0.95	18.36	—	—	—
$25 to $28	1,541,790	2.09	27.54	—	—	—
$5 to $28	12,773,178	2.18	14.56	2,139,710	3.09	5.32

Restricted Stock Awards

The table below summarizes unvested restricted stock awards for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 1	4,700,134	$9.90	3,710,792	$9.64	4,302,285	$10.79
Granted	1,853,405	8.45	2,523,901	11.58	1,677,758	11.95
Vested	(1,672,966)	9.33	(1,345,896)	12.23	(1,986,825)	13.66
Forfeited	(224,177)	10.46	(188,663)	10.87	(282,426)	12.36

Unvested at December 31	4,656,396	9.55	4,700,134	9.90	3,710,792	9.64

The total fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010, was $13.2 million, $16.4 million and $24.8 million, respectively.

Price-Vesting Units

JCG granted 249,100 price-vesting units to its Chief Executive Officer on December 30, 2011, totaling $1.2 million. These price-vesting units comprise two tranches of $0.6 million each. The first tranche is subject to a stock price hurdle representing a 27% premium over the $6.31 closing price of the Company's common stock on the date of grant, and the second tranche is subject to a stock price hurdle representing a 58% premium over the same closing price. Both tranches vest ratably over a four-year service period. To achieve each price hurdle, the Company's common stock must close at or above the prescribed price for 20 consecutive trading days at any time during the service period of the award. The units only vest if both the price hurdle and the service conditions are met. The stock price hurdle associated with the first tranche was achieved in 2012 and 29,400 units vested. The stock price hurdle associated with the second tranche was not achieved as of February 20, 2013. The price-vesting units award is required to be amortized using the graded-vesting method due to the underlying market conditions as represented by the stock price hurdles. In addition, the expense will be recognized irrespective of achieving the price hurdles provided service conditions are satisfied.

Mutual Fund Share Awards

During 2012, 2011 and 2010, JCG granted employees $39.8 million, $36.4 million and $43.2 million, respectively, in awards that are indexed to certain mutual funds managed by the Company. Upon vesting, participants receive the value of the award adjusted for earnings or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding.

At December 31, 2012, the cost basis of unvested awards totaled $82.0 million.

Perkins Senior Profits Interests Awards

On December 31, 2008, Perkins granted senior profits interests awards designed to retain and incentivize key employees to grow the business. These awards cliff vest on the fifth anniversary of grant and are generally entitled to a total of 5% of Perkins' annual taxable income. In addition, these awards have a formula-driven terminal value based on revenue and relative investment performance of products managed by Perkins. JCG can call and terminate any or all of the awards on the fifth, seventh or each subsequent anniversary of grant or prior to the fifth anniversary of grant if the formula yields a terminal value equal to or greater than $40.0 million. Participants can require JCG to terminate the awards in exchange for the then-applicable formula price on the sixth anniversary of grant. The senior profits interests awards are also subject to termination at premiums or discounts to the formula at the option of JCG or the relevant employee, as applicable, upon certain corporate or employment-related events affecting Perkins or the relevant employee. As of December 31, 2012, the liability associated with Perkins senior profits interests awards was $18.3 million included within other liabilities on JCG's Consolidated Balance Sheets, and 80% of the awards have been amortized.

Long-Term Incentive Stock Plans

On May 10, 2005, JCG shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan"), which allowed the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. Subsequent to the 2013 annual grant in February, approximately 1.0 million shares of equity-based awards are available to be granted under the 2005 Plan. On April 29, 2010, JCG shareholders approved the 2010 Long-Term Incentive Stock Plan ("2010 Plan"), which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock. On April 26, 2012, JCG shareholders approved an amendment to the 2010 Plan to increase the number of shares available to grant by 9.0 million shares for a total of 13.4 million shares of equity-based awards available to grant under the 2010 Plan. Subsequent to the 2013 annual grant in February, approximately 6.6 million shares of equity-based awards are available to be granted under the 2010 Plan.

JCG also has a 2012 Employment Inducement Award Plan ("EIA Plan") with l.0 million shares of equity-based awards available to be granted as of December 31, 2012. The EIA Plan is not a shareholder approved plan.

NOTE 12 — EMPLOYEE BENEFIT PLANS

Substantially all full-time employees of JCG are eligible to participate in a company-sponsored 401(k), Employee Stock Ownership Plan ("ESOP") and profit-sharing plan (collectively, the "401(k) Plan"). During the years ended December 31, 2012, 2011 and 2010, JCG matched a maximum of 3% of employee compensation in the 401(k) Plan. Contributions to the ESOP and the profit-sharing components of the 401(k) Plan are made at the discretion of the Board of Directors' Compensation Committee. There were no contributions made to the ESOP and profit-sharing plans for 2012. Participants vest ratably in the ESOP and profit-sharing contributions over a five-year period. Expenses related to the 401(k) Plan were $4.1 million, $6.3 million and $8.7 million in 2012, 2011 and 2010, respectively.

The Company also maintains deferred compensation plans for certain highly compensated employees and members of its Board of Directors. At December 31, 2012 and 2011, the fair value of investments related to the economic hedges for the deferred compensation plans totaled $11.9 million and $10.8 million, respectively. See Note 4 — Investment Securities for a further discussion of the Company's deferred compensation plans.

NOTE 13 — EARNINGS PER SHARE

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

	For the year ended December 31,
	2012	2011	2010
Net income attributable to JCG common shareholders	$102.3	$142.9	$159.9

Basic earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	183.7	182.5	179.8

Basic earnings per share	$0.56	$0.78	$0.89

Diluted earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	183.7	182.5	179.8
Dilutive effect of stock options and unvested restricted stock using the treasury stock method	1.4	1.7	2.2

Weighted-average diluted common shares outstanding	185.1	184.2	182.0

Diluted earnings per share	$0.55	$0.78	$0.88

Dividends paid per share	$0.29	$0.15	$0.04

The following stock options, unvested restricted stock and price-vesting units are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	For the year ended December 31,
	2012	2011	2010
Stock options	9.5	10.6	11.2
Other stock options	14.0	—	—
Unvested restricted stock and price-vesting units	1.6	2.1	1.5

All shares held in the JCG ESOP are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the Convertible Senior Notes because the effect would be anti-dilutive as the conversion criteria have not been satisfied.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

JCG rents office space and equipment under the terms of various operating lease agreements. As of December 31, 2012, future minimum rental commitments under non-cancelable operating and capital leases are as follows (in millions):

2013	$16.6
2014	16.9
2015	15.9
2016	14.3
2017	13.9
Thereafter	24.2

Total	$101.8

Rent expense was $15.6 million, $17.8 million and $16.5 million in 2012, 2011 and 2010, respectively.

JCG's capital lease obligations represent leased computer equipment. The carrying value of the obligations at December 31, 2012 and 2011, totaled $2.9 million and $1.2 million, respectively, and is included in accrued liabilities and other liabilities on JCG's Consolidated Balance Sheets. The related lease terms extend through 2017.

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

NOTE 15 — LITIGATION AND OTHER REGULATORY MATTERS

JCG is periodically involved in various legal proceedings and other regulatory matters. At December 31, 2012, JCG has an insignificant litigation accrual for all pending litigation matters. The accrual decreased $1.3 million during 2012 due to the dismissal of certain previously pending litigation matters. Possible losses in addition to this amount cannot be currently estimated, and as such, no additional accruals have been made. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JCG's consolidated financial condition.

NOTE 16 — RELATED PARTY TRANSACTIONS

JCG earns fees from the various registered investment companies for which it acts as investment adviser. Accounts receivable include amounts due from these investment companies. The table below presents this related party activity as of and for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Investment Management, Performance and Shareowner Servicing Fees	Accounts Receivable from Registered Investment Companies	12b-1 Plan Fees Earned (1)
2012	$670.7	$54.3	$6.5
2011	$804.9	$56.1	$5.2
2010	$820.0	$81.7	$8.5
(1)
The annual marketing or distribution fee on a mutual fund.

NOTE 17 — SHAREHOLDER RIGHTS PLAN

JCG does not currently have a Shareholder Rights Plan ("Rights Plan") in place as JCG's Board of Directors let the previous Rights Plan expire by its terms in June 2010. The Board of Directors reserves the right to implement a new Rights Plan at any time.

NOTE 18 — SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one business segment, its Investment Management operations.

The following summary provides information concerning JCG's principal geographic areas as of and for the years ended December 31, 2012, 2011 and 2010 (in millions):

	December 31,
	2012	2011	2010
Revenues:
United States	$751.7	$876.7	$903.2
International	98.3	105.2	112.5

Total	$850.0	$981.9	$1,015.7

Long-lived assets:
United States	$1,725.7	$1,729.4	$1,792.9
International	4.8	6.0	6.9

Total	$1,730.5	$1,735.4	$1,799.8

International revenues and assets are attributed to countries based on the location in which revenues are earned, primarily the United Kingdom.

NOTE 19 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$218.4	$206.0	$209.0	$216.6	$850.0
Operating income	56.5	52.1	47.9	58.0	214.5
Net income	26.7	24.7	27.7	32.8	111.9
Noncontrolling interests	(4.1)	(1.3)	(2.6)	(1.6)	(9.6)
Net income attributable to JCG	22.6	23.4	25.1	31.2	102.3
Basic earnings per share attributable to JCG common shareholders	$0.12	$0.13	$0.14	$0.17	$0.56
Diluted earnings per share attributable to JCG common shareholders	$0.12	$0.13	$0.14	$0.17	$0.55

	2011
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$265.4	$264.0	$236.9	$215.6	$981.9
Operating income	85.2	81.8	74.2	70.6	311.8
Net income	40.9	45.5	27.3	39.7	153.4
Noncontrolling interests	(3.0)	(3.6)	0.1	(4.0)	(10.5)
Net income attributable to JCG	37.9	41.9	27.4	35.7	142.9
Basic earnings per share attributable to JCG common shareholders	$0.21	$0.23	$0.15	$0.20	$0.78
Diluted earnings per share attributable to JCG common shareholders	$0.21	$0.23	$0.15	$0.19	$0.78

NOTE 20 — INVESTMENT AND STRATEGIC COOPERATION AGREEMENT WITH THE DAI-ICHI LIFE INSURANCE COMPANY, LIMITED

On August 10, 2012, JCG entered into an Investment and Strategic Cooperation Agreement (the "Agreement") with Dai-ichi Life. Pursuant to the terms of the Agreement, Dai-ichi Life may acquire up to 20% of JCG's issued and outstanding common stock no later than the first anniversary of the Agreement. As of February 20, 2013, Dai-ichi Life has acquired 19.6% of JCG's common stock through open market purchases.

In conjunction with the Agreement, JCG issued options that allow Dai-ichi Life to purchase up to 14.0 million shares of JCG's common stock for a purchase price of $10.25 per share. The options were sold to Dai-ichi Life at agreed upon fair value for cash consideration of $4.9 million. As of February 20, 2013, the outstanding options are not exercisable as such exercise would result in Dai-ichi Life's ownership exceeding the 20% threshold.

The options are classified within stockholders' equity on the Condensed Consolidated Balance Sheets. Fair value was negotiated by starting with the Black-Scholes model and factoring in certain adjustments for consideration of the significant number of shares contemplated by the options, and for the restrictions placed on the exercise of the options. The negotiation of fair value was finalized and agreed to by the parties on August 10, 2012.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

As of December 31, 2012, JCG's management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the U.S. Securities and Exchange Commission. Richard M. Weil, Chief Executive Officer, and Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer, reviewed and participated in management's evaluation of the disclosure controls and procedures. Based on this evaluation, Messrs. Weil and Koepfgen concluded that as of the date of their evaluation, JCG's disclosure controls and procedures were effective.

There has been no change in JCG's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2012 that has materially affected, or is reasonably likely to materially affect, JCG's internal controls over financial reporting.

JCG's Management Report on Internal Control over Financial Reporting and Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm, which contains its attestation on JCG's internal control over financial reporting, are incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 AND 14.

The Company's Proxy Statement for its 2013 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   List of Documents Filed as Part of This Report

(1)
Financial Statements

The financial statements and related notes, together with the report of Deloitte & Touche LLP dated February 25, 2013, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules

The schedules and exhibits for which provision is made in the applicable accounting regulation of the U.S. Securities and Exchange Commission appear in Part II, Item 8, Financial Statements and Supplementary Data, under the Index to Financial Statements of this Annual Report on Form 10-K.

(3)
List of Exhibits

(b)   Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

(3) Articles of Incorporation and Bylaws
3.1.1
Delaware Certificate of Incorporation as Amended and Restated on June 14, 2000, is hereby incorporated by reference from Exhibit 3.1.1 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3.1.2
Certificate of Designation dated June 15, 2000, establishing Series A Preferred Stock, is hereby incorporated by reference from Exhibit 3.1.2 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
3.1.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Janus Capital Group Inc. is hereby incorporated by reference from Exhibit 3.1 to JCG's Current Report on Form 8-K, dated May 18, 2012 (File No. 001-15253)
3.2
Bylaws of Janus Capital Group Inc. as Amended and Restated on October 21, 2008, is hereby incorporated by reference from Exhibit 3.1 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)
3.2.1
First Amendment to the Amended and Restated Bylaws of Janus Capital Group Inc. is hereby incorporated by reference from Exhibit 3.2 to JCG's Current Report on Form 8-K, dated May 18, 2012 (File No. 001-15253)
3.3
Certificate of Ownership and Merger, merging Janus Capital Corporation with and into Stilwell Financial Inc., is hereby incorporated by reference from Exhibit 3.1 to JCG's Registration Statement on Form S-4 declared effective on February 11, 2003 (File No. 333-102783)
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
4.5
Indenture dated as of November 6, 2001 (2001 Indenture), between Janus Capital Group Inc. and The Bank of New York Trust Company N.A. (as successor to The Chase Manhattan Bank), is hereby incorporated by reference from Exhibit 4.1 to JCG's Current Report on Form 8-K, dated November 6, 2001 (File No. 001-15253)

4.5.1	First Supplemental Indenture to the 2001 Indenture, dated as of June 14, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor to the Chase Manhattan Bank), is hereby incorporated by reference from Exhibit 4.5 to JCG's Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253)
4.5.2
Second Supplemental Indenture to the 2001 Indenture, dated July 21, 2009, between Janus Capital Group Inc. and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated July 23, 2009 (File No. 001-15253)
4.5.3
Officers' Certificate pursuant to the 2001 Indenture (as per Exhibit 4.5.1 above) is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated November 6, 2001 (File No. 001-15253)
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
4.9
First Supplemental Indenture to the 2004 Indenture, dated as of June 14, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), is hereby incorporated by reference from Exhibit 4.6 to JCG's Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253)
4.9.1
Officers' Certificate pursuant to the Indenture establishing the terms of the 2017 Notes (as per Exhibit 4.8 above) is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253)
(10) Material Contracts
10.1
Representative Director Indemnification Agreement is hereby incorporated by reference from Exhibit 10.1 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.2
Intercompany Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.3 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.3
Tax Disaffiliation Agreement, dated as of August 16, 1999, between Kansas City Southern Industries, Inc. and Janus Capital Group Inc., is hereby incorporated by reference from Exhibit 10.4 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.4
$125 million Amended Competitive Advance and Revolving Credit Facility Agreement, dated as of June 12, 2009, with Citibank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent for the lenders, is hereby incorporated by reference from Exhibit 10.4 to JCG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-15253)*

10.4.1	$100 million 364-Day Competitive Advance and Revolving Credit Facility Agreement, dated as of October 4, 2010, with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, is hereby incorporated by reference from Exhibit 10.4.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-15253)*
10.4.2
$250 million Three-Year Senior Unsecured Revolving Credit Facility, dated as of October 14, 2011, with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, is hereby incorporated by reference from Exhibit 10.2 to JCG's 10-Q for the quarterly period ended September 30, 2011 (File No. 001-15253)*
10.5
Amended and Restated Limited Liability Company Agreement of Janus Capital Management LLC, dated as of March 13, 2002, is hereby incorporated by reference to JCG's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.6
Janus Capital Group Inc. Employee Stock Purchase Plan, as Amended and Restated Effective October 23, 2006, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001-15253)*
10.7
Janus Capital Group Inc. Amended and Restated 2004 Employment Inducement Award Plan, effective as of January 22, 2008, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)*
10.8
Janus Capital Group Inc. 2012 Employment Inducement Award Plan, effective as of January 24, 2012, is hereby incorporated by reference from Exhibit 10.8 to JCG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-15253)*
10.9
Janus Capital Group Inc. Amended and Restated Mutual Fund Share Investment Plan, effective January 1, 2012, is hereby incorporated by reference from Exhibit 10.9 to JCG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-15253)*
10.10
Janus Capital Group Inc. Management Incentive Compensation Plan, effective January 1, 2008, is hereby incorporated by reference from Appendix D to JCG's 2008 Proxy Statement on Schedule 14A (File No. 001-15253)*
10.11
Janus Capital Group Inc. 401(k) and Employee Stock Ownership Plan ("Janus 401(k) Plan"), as amended and restated effective January 1, 2009, is hereby incorporated by reference from Exhibit 10.14 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.12
Amendment No. 1 to Janus 401(k) Plan, effective December 30, 2009, is hereby incorporated by reference from Exhibit 10.14.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15253)*
10.12.1	Amendment No. 2 to Janus 401(k) Plan, effective July 19, 2010, is hereby incorporated by reference from Exhibit 10.3 to JCG's 10-Q for the quarterly period ended June 30, 2010 (File No. 001-15253)*
10.12.2
Amendment No. 3 to Janus 401(k) Plan, effective June 21, 2011, is hereby incorporated by reference from Exhibit 10.12.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-15253)*
10.12.3
Amendment No. 4 to Janus 401(k) Plan, effective June 21, 2011, is hereby incorporated by reference from Exhibit 10.12.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-15253)*

10.12.4	Amendment No. 5 to Janus 401(k) Plan, effective July 1, 2011, is hereby incorporated by reference from Exhibit 10.1 to JCG's 10-Q for the quarterly period ended June 30, 2011 (File No. 001-15253) *
10.12.5
Amendment No. 6 to Janus 401(k) Plan, effective January 1, 2011, is hereby incorporated by reference from Exhibit 10.12.5 to JCG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-15253)*
10.12.6	Amendment No. 7 to Janus 401(k) Plan, effective January 1, 2013 is attached to this Form 10-K as Exhibit 10.12.6*
10.13
Janus Capital Group Inc. Amended and Restated Income Deferral Program, effective as of January 22, 2008, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)*
10.14
Amendment No. 1 to the Janus Capital Group Inc. Amended and Restated Income Deferral Program, effective July 19, 2010, is hereby incorporated by reference from Exhibit 10.4 to JCG's 10-Q for the quarterly period ended June 30, 2010 (File No. 001-15253)*
10.15
Janus Capital Group Inc. Amended and Restated Directors' Deferred Fee Plan, effective as of October 20, 2008, is hereby incorporated by reference from Exhibit 10.3 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)*
10.16.1
Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted to executive officers in 2009, is hereby incorporated by reference from Exhibit 10.17.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.16.2
Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted to executive officers in 2010, is hereby incorporated by reference from Exhibit 10.17.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15253)*
10.16.3
Form of Long-Term Incentive Acceptance Form for Restricted Stock and Mutual Fund Units, effective for awards granted to executive officers in 2011, is hereby incorporated by reference from Exhibit 10.7.5 to JCG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-15253)*
10.16.4
Form of Long-Term Incentive Acceptance Form for Stock Options, Restricted Stock and Mutual Fund Units, effective for awards granted to executive officers in 2012, is hereby incorporated by reference from Exhibit 10.16.4 to JCG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-15253)*
10.16.5
Form of Long-Term Incentive Acceptance Form for Restricted Stock, Stock Options and Mutual Fund Units, effective for awards granted to executive officers in 2013, is attached to this Form 10-K as Exhibit 10.16.5*
10.17
Amended and Restated Janus Capital Group Inc. 2005 Long-Term Incentive Stock Plan, effective January 22, 2008, is hereby incorporated by reference from Exhibit 10.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-15253)*
10.18
Janus Capital Group Inc. 2010 Long-Term Incentive Stock Plan, effective April 29, 2010, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended June 30, 2010 (File No. 001-15253)*

10.18.1	Amendment to Janus Capital Group Inc. 2010 Long-Term Incentive Stock Plan, effective December 28, 2011, is hereby incorporated by reference from Exhibit 10.18.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-15253)*
10.18.2	Amendment to Janus Capital Group Inc. 2010 Long-Term Incentive Stock Plan, effective April 26, 2012, is attached to this Form 10-K as Exhibit 10.18.2*
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
10.31
Investment and Strategic Cooperation Agreement by and between Janus Capital Group Inc. and The Dai-Ichi Life Insurance Company, Limited, dated August 10, 2012, is hereby incorporated by reference from Exhibit 10.1 to JCG's Current Report on Form 8-K, dated August 10, 2012 (File No. 001-15253)
10.31.1
Option Agreement, by and between Janus Capital Group Inc. and The Dai-Ichi Life Insurance Company, Limited, dated August 10, 2012, is hereby incorporated by reference from Exhibit 10.2 to JCG's Current Report on Form 8-K, dated August 10, 2012 (File No. 001-15253)
*Compensatory plan or agreement.
(12) Statements Re: Computation of Ratios
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

(c)   Exhibits

JANUS CAPITAL GROUP INC.
2012 FORM 10-K ANNUAL REPORT
INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
10.12.6	Amendment No. 7 to Janus 401(k) Plan, effective January 1, 2013	10
10.16.5	Form of Long-Term Incentive Acceptance Form for Restricted Stock, Stock Options and Mutual Fund Units, effective for awards granted to executive officers in 2013	10
10.18.2	Amendment to Janus Capital Group Inc. 2010 Long-Term Incentive Stock Plan, effective April 26, 2012	10
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K	12
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K	21
23.1	The Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	23
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31
31.2	Certification of Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer of Registrant	31
32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
101.INS	XBRL Insurance Document	101
101.SCH	XBRL Taxonomy Extension Schema Document	101
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Capital Group Inc.
By:	/s/ RICHARD M. WEIL Richard M. Weil Chief Executive Officer

February 25, 2013

The officers and directors of Janus Capital Group Inc., whose signatures appear below, hereby constitute and appoint David W. Grawemeyer or Bruce L. Koepfgen, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2012, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2013.

Signature	Title

/s/ RICHARD M. WEIL Richard M. Weil	Director and Chief Executive Officer (Principal Executive Officer)
/s/ BRUCE L. KOEPFGEN Bruce L. Koepfgen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ BRENNAN A. HUGHES Brennan A. Hughes	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ GLENN S. SCHAFER Glenn S. Schafer	Chairman of the Board
/s/ TIMOTHY K. ARMOUR Timothy K. Armour	Director
/s/ PAUL F. BALSER Paul F. Balser	Director

Signature	Title

/s/ G. ANDREW COX G. Andrew Cox	Director
/s/ JEFFREY J. DIERMEIER Jeffrey J. Diermeier	Director
/s/ J. RICHARD FREDERICKS J. Richard Fredericks	Director
/s/ DEBORAH R. GATZEK Deborah R. Gatzek	Director
/s/ SEIJI INAGAKI Seiji Inagaki	Director
/s/ LAWRENCE E. KOCHARD Lawrence E. Kochard	Director
/s/ JOCK PATTON Jock Patton	Director