Form 10-Q
period 2013-03-31
JANUS CAPITAL GROUP INC
filed 2013-04-25
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐  No ☒

As of April 22, 2013, there were 189,860,977 shares of the Company’s common stock, $0.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	March 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$319.9	$387.0
Investment securities	399.8	350.5
Accounts receivable	101.5	100.2
Income taxes receivable	1.1	3.5
Other current assets	36.3	47.2
Total current assets	858.6	888.4

Other assets:
Property and equipment, net	31.6	33.3
Intangible assets, net	1,239.2	1,242.3
Goodwill	488.2	488.2
Other assets	6.8	8.2

Total assets	$2,624.4	$2,660.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3.1	$3.7
Accrued compensation and benefits	36.3	91.2
Other accrued liabilities	43.1	64.6
Total current liabilities	82.5	159.5

Other liabilities:
Long-term debt	547.6	545.1
Deferred income taxes	436.3	436.0
Other liabilities	49.5	41.8
Total liabilities	1,115.9	1,182.4

Commitments and contingencies

Redeemable noncontrolling interests	41.5	42.9

Stockholders’ equity

Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 265,500,708 and 265,500,708 shares issued, respectively; 190,160,564 and 187,522,000 shares outstanding, respectively)	1.9	1.9
Retained earnings	1,449.1	1,415.4
Accumulated other comprehensive (loss) income	(0.5)	0.6
Total JCG stockholders’ equity	1,450.5	1,417.9
Noncontrolling interests	16.5	17.2
Total equity	1,467.0	1,435.1

Total liabilities and equity	$2,624.4	$2,660.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

 (Dollars in Millions, Except Per Share Data)

	Three months ended
	March 31,
	2013	2012

Revenues:
Investment management fees	$198.2	$202.0
Performance fees	(19.5)	(19.0)
Shareowner servicing fees and other	35.5	35.4
Total	214.2	218.4

Operating expenses:
Employee compensation and benefits	74.3	72.0
Long-term incentive compensation	15.8	19.6
Marketing and advertising	4.9	4.8
Distribution	31.4	32.3
Depreciation and amortization	7.5	8.1
General, administrative and occupancy	25.6	25.1
Total	159.5	161.9

Operating income	54.7	56.5

Interest expense	(11.2)	(11.8)
Investment gains, net	4.6	6.3
Other income, net	1.8	0.1
Loss on early extinguishment of debt	—	(7.2)
Income before taxes	49.9	43.9

Income tax provision	(20.2)	(17.2)

Net income	29.7	26.7
Noncontrolling interests	(1.7)	(4.1)

Net income attributable to JCG	$28.0	$22.6

Earnings per share attributable to JCG common shareholders:
Basic and diluted	$0.15	$0.12

Other comprehensive (loss) income, net of tax:
Net unrealized gain on available-for-sale securities	$0.5	$1.2
Foreign currency items	—	0.4
Reclassifications for items included in net income	(1.6)	(0.1)
Other comprehensive (loss) income, net of tax	(1.1)	1.5
Comprehensive income	28.6	28.2
Comprehensive income attributable to noncontrolling interests	(1.7)	(4.1)
Comprehensive income attributable to JCG	$26.9	$24.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended
	March 31,
	2013	2012
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$29.7	$26.7
Adjustments to net income:
Depreciation and amortization	7.5	8.1
Deferred income taxes	16.8	15.0
Amortization of stock-based compensation	5.5	9.7
Investment gains, net	(4.6)	(6.3)
Amortization of debt discount and deferred issuance costs	3.0	2.8
Loss on early extinguishment of debt	—	7.2
Payment of deferred commissions, net	(1.2)	(1.3)
Other, net	0.1	0.6
Changes in working capital items:
Accounts receivable	(1.3)	(8.9)
Other current assets	(0.1)	(0.3)
Accounts payable and accrued compensation payable	(52.7)	(42.6)
Other liabilities	(16.0)	(15.6)
Net operating activities	(13.3)	(4.9)

Investing activities:
Purchase of property and equipment	(1.3)	(1.8)
Purchase of investment securities	(117.1)	(62.0)
Proceeds from sales and maturities of investment securities	68.2	39.5
Net investing activities	(50.2)	(24.3)

Financing activities:
Repayment of long-term debt	—	(65.8)
Purchase of noncontrolling interests	(0.2)	—
Proceeds from stock plans	2.7	1.1
Excess tax benefit from equity-based compensation	1.2	1.0
Repurchase of common stock	(3.6)	(2.4)
Distributions to noncontrolling interests	(3.5)	(2.9)
Principal payments under capital lease obligations	(0.2)	(0.3)
Dividends paid to shareholders	—	(9.4)
Net financing activities	(3.6)	(78.7)

Cash and cash equivalents:
Net decrease	(67.1)	(107.9)
At beginning of period	387.0	360.0
At end of period	$319.9	$252.1

Supplemental cash flow information:
Cash paid for interest	$2.8	$3.9
Cash paid for income taxes	$0.8	$1.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in Millions)

				Accumulated
				Other	Nonredeemable
		Common	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Earnings	Income (Loss)	Interests	Equity

Balance at December 31, 2011	187.0	$1.9	$1,311.8	$(0.5)	$35.9	$1,349.1

Net income			22.6		0.4	23.0
Other comprehensive income				1.5		1.5
Amortization of stock-based compensation			8.2		1.1	9.3
Issuance and forfeitures of restricted stock awards, net	1.3	—				—
Stock option exercises and employee stock purchases	0.2	—	1.1			1.1
Change in noncontrolling interests in consolidated investment products					13.0	13.0
Distributions to noncontrolling interests					(0.6)	(0.6)
Change in fair value of redeemable noncontrolling interests			1.7			1.7
Vesting of noncontrolling interests					(1.2)	(1.2)
Common stock repurchases	(0.3)	—	(2.4)			(2.4)
Common stock dividends			(9.4)			(9.4)
Balance at March 31, 2012	188.2	$1.9	$1,333.6	$1.0	$48.6	$1,385.1

Balance at December 31, 2012	187.5	$1.9	$1,415.4	$0.6	$17.2	$1,435.1
Net income			28.0		0.3	28.3
Other comprehensive income				(1.1)		(1.1)
Amortization of stock-based compensation			5.3		0.6	5.9
Issuance and forfeitures of restricted stock awards, net	2.5	—				—
Stock option exercises and employee stock purchases	0.5	—	2.7			2.7
Change in noncontrolling interests in consolidated investment products					0.9	0.9
Distributions to noncontrolling interests					(1.1)	(1.1)
Change in fair value of redeemable noncontrolling interests			1.3		—	1.3
Vesting of noncontrolling interests					(1.2)	(1.2)
Purchase of noncontrolling interests					(0.2)	(0.2)
Common stock repurchases	(0.4)	—	(3.6)			(3.6)
Balance at March 31, 2013	190.1	$1.9	$1,449.1	$(0.5)	$16.5	$1,467.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “JCG” or the “Company”) management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All such adjustments are of a normal recurring nature. Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the issuance date. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 — Recent Accounting Guidance

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income”. The ASU requires an entity to disclose changes in accumulated other comprehensive income (“OCI”) balances by component and disaggregate the total change between current-period OCI and reclassification adjustments. For significant reclassifications out of accumulated OCI, an entity is required to identify each line item affected by the reclassification in the notes to the financial statements or on the statement where net income is presented. The ASU is effective for the Company’s fiscal period beginning January 1, 2013. The Company adopted ASU No. 2013-02 on January 1, 2013, and added related disclosure in Note 10 — Other Comprehensive (Loss) Income.

Note 3 — Investment Securities

JCG’s investment securities as of March 31, 2013, and December 31, 2012, are summarized as follows (in millions):

	March 31,	December 31,
	2013	2012
Trading securities:
Seeded investment products	$302.5	$219.5
Investments in advised mutual funds	55.8	89.0
Deferred compensation plans	12.7	11.9
Total trading securities	371.0	320.4

Available-for-sale securities:
Seeded investment products	28.8	30.1

Total investment securities	$399.8	$350.5

Trading Securities

Investment securities classified as trading include seeded investment products, investments in advised mutual funds and investments related to the economic hedging of deferred compensation plans. Investments in advised mutual funds represent those assets that had been previously utilized as economic hedges against the Company’s mutual fund share awards. Effective January 2013, the Company is no longer making dollar-for-dollar investments in advised mutual funds for purposes of economically hedging mutual fund share awards.

At March 31, 2013, seeded investment products represented $223.4 million in 16 mutual funds advised by the Company and $79.1 million in 25 separately managed accounts. At December 31, 2012, seeded investment products represented $155.3 million in 18 mutual funds advised by the Company and $64.2 million in 25 separately managed accounts.

The Company recognized $7.1 million and $17.3 million of net investment gains related to trading securities that were still held as of the reporting date for the three months ended March 31, 2013 and 2012, respectively.

Available-for-Sale Securities

At March 31, 2013, and December 31, 2012, seeded investment products advised by the Company classified as available-for-sale securities represented $28.8 million held in 34 mutual funds and $30.1 million held in 31 mutual funds, respectively.

The following is a summary of the cost, gross unrealized gains and losses and estimated fair value of seeded investment products classified as available-for-sale securities at March 31, 2013, and December 31, 2012 (in millions):

	March 31,	December 31,
	2013	2012
Cost basis	$28.6	$32.2
Gross unrealized gains	2.3	1.0
Gross unrealized losses	(2.1)	(3.1)
Estimated fair value	$28.8	$30.1

The gross unrealized gains and losses in seeded investment products were recognized as a component of other comprehensive (loss) income, net of tax on the Condensed Consolidated Statements of Comprehensive Income. The Company reviewed the gross unrealized losses and determined that the losses were not other-than-temporary. No other-than-temporary impairment charges were recognized in the three months ended March 31, 2013 or 2012.

Realized gains and losses related to the disposition of seeded investment products classified as available-for-sale securities were recognized within investment gains, net on the Condensed Consolidated Statements of Comprehensive Income. The following is a summary of realized gains and losses upon disposition of seeded investment products classified as available-for-sale securities for the three months ended March 31, 2013 and 2012 (in millions):

	Three months ended March 31,
	2013	2012
Realized gains	$0.8	$0.2
Realized losses	(0.6)	—
Net realized gains	$0.2	$0.2

Derivative Instruments

Derivative instruments at March 31, 2013, and December 31, 2012, consisted of investments in futures contracts and foreign currency forward contracts. The futures contracts and foreign currency forward contracts were not designated as accounting hedge instruments. The futures contracts are part of an economic hedge strategy covering the majority of seed investments classified as trading securities. The hedge strategy utilizes futures contracts on various market indices to mitigate a portion of the net income volatility created by the mark-to-market accounting of these investment securities. These instruments are settled daily, with settlement amounts recognized in investment gains, net on the Condensed Consolidated Statements of Comprehensive Income.

JCG recognized the following net gains (losses) on the above noted hedged trading securities and associated futures contracts for the three months ended March 31, 2013 and 2012 (in millions):

	Three months ended
	March 31,
	2013	2012
Net gains (losses) in net income:
Hedged trading securities	$4.5	$8.2
Futures contracts	(6.8)	(9.1)
Total	$(2.3)	$(0.9)

Foreign currency forward contracts are utilized to mitigate currency exchange risk on securities denominated in a foreign currency. The fair value of the foreign currency forward contracts as of March 31, 2013, and December 31, 2012, was $0.7 million and $(0.2) million, respectively, and is included in other current assets on the Condensed Consolidated Balance Sheets. Fair value adjustments for the foreign currency forward contracts are recognized in other income, net on the Condensed Consolidated Statements of Comprehensive Income.

JCG recognized the following net gains (losses) on the above noted hedged trading securities denominated in a foreign currency and associated foreign currency forward contracts for the three months ended March 31, 2013 and 2012 (in millions):

	Three months ended
	March 31,
	2013	2012
Net gains (losses) in net income:
Translation (loss) gain	$(2.4)	$0.5
Foreign currency forward contracts	1.8	—
Total	$(0.6)	$0.5

Investment Gains, Net

Investment gains, net on the Condensed Consolidated Statements of Comprehensive Income includes the following for the three months ended March 31, 2013 and 2012 (in millions):

	Three months ended March 31,
	2013	2012
Seeded investment products	$5.4	$11.4
Noncontrolling interests in seeded investment products	0.3	1.8
Investments in advised mutual funds	4.5	7.6
Futures contracts	(6.8)	(9.1)
Economic hedges for deferred compensation plans	1.0	—
Other	0.2	(5.4)
Investment gains, net	$4.6	$6.3

Purchases, Sales and Maturities

Cash flows related to investment securities for the three months ended March 31, 2013 and 2012, are summarized as follows (in millions):

	Three months ended March 31,
	2013		2012
	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities
Trading securities	$(98.1)	$50.0	$(55.2)	$37.4
Available-for-sale securities	(0.1)	8.9	(0.1)	2.1
Seed capital derivative instruments	(18.9)	9.3	(6.7)	—
Total cash flows	$(117.1)	$68.2	$(62.0)	$39.5

Note 4 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests measured at fair value on a recurring basis as of March 31, 2013 (in millions):

	Fair Value Measurements Using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$—	$165.3	$—	$165.3

Trading securities:
Seeded investment products	191.0	111.5	—	302.5
Investments in advised mutual funds	55.8	—	—	55.8
Deferred compensation plans hedge assets	12.7	—	—	12.7
Available-for-sale securities:
Seeded investment products	10.0	18.8	—	28.8
Total investment securities	269.5	130.3	—	399.8
Total assets	$269.5	$295.6	$—	$565.1

Liabilities:
Long-term debt	$—	$620.4	$—	$620.4
Total liabilities	$—	$620.4	$—	$620.4

Redeemable noncontrolling interests	$—	$—	$41.5	$41.5

The following table presents assets, liabilities and redeemable noncontrolling interests measured at fair value on a recurring basis as of December 31, 2012 (in millions):

	Fair Value Measurements Using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$—	$250.1	$—	$250.1

Trading securities:
Seeded investment products	74.2	145.3	—	219.5
Investments in advised mutual funds	89.0	—	—	89.0
Deferred compensation plans hedge assets	11.9	—	—	11.9
Available-for-sale securities:
Seeded investment products	7.5	22.6	—	30.1
Total investment securities	182.6	167.9	—	350.5
Total assets	$182.6	$418.0	$—	$600.6

Liabilities:
Long-term debt	$—	$618.3	$—	$618.3
Total liabilities	$—	$618.3	$—	$618.3

Redeemable noncontrolling interests	$—	$—	$42.9	$42.9

JCG’s Level 1 and Level 2 fair value measurements consist of debt securities with maturities of 90 days or less carried within cash and cash equivalents, exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds and shares of unconsolidated mutual funds, investments in advised mutual funds, investments in mutual funds related to the economic hedging of deferred compensation plans and long-term debt. The majority of investment securities classified as Level 2 are debt securities with values derived from evaluated pricing by independent third-party providers. Short-term securities with maturities of 60 days or less are valued at amortized cost, which approximates market value, and are also categorized as Level 2 in the hierarchy. The underlying securities of mutual funds and separate accounts may be denominated in a foreign currency. In some cases, the closing price of such securities may be adjusted to capture the effects of any post-closing activity impacting the markets in which they trade. Security prices are adjusted based upon historical impacts for similar post-close activity. These adjustments result in the securities being classified as Level 2 and may also result in movements of securities between Level 1 and Level 2.

Transfers between Level 1 and Level 2 classifications for the three months ended March 31, 2013 and 2012, are summarized as follows (in millions):

	March 31,
	2013	2012
Transfers from Level 1 to Level 2	$0.2	$0.3
Transfers from Level 2 to Level 1	$19.8	$1.9

Transfers from Level 2 to Level 1 primarily represented foreign securities whose quoted market prices at March 31, 2013, no longer required adjustment for subsequent fluctuations in active markets. Transfers are recognized at the end of each reporting period.

JCG’s Level 3 recurring fair value measurements represent redeemable noncontrolling interests in INTECH Investment Management LLC (“INTECH”) and Perkins Investment Management LLC (“Perkins”).

Redeemable noncontrolling interests in INTECH are measured at fair value on a semi-annual basis, or more frequently if events or circumstances indicate that material change in the fair value of INTECH has occurred. The fair value of INTECH is determined using a discounted cash flow methodology with probability-weighted scenarios. Discounted cash flow analyses are prepared internally within JCG’s finance organization by personnel with appropriate valuation experience and credentials. In preparing the analyses, JCG benchmarks its valuation metrics such as multiples of earnings against recent market transactions of a similar size and nature to ensure that the estimates are reasonable. The analyses are reviewed by senior JCG finance personnel and the Company’s Chief Financial Officer. The analyses are also reviewed by the holders of the noncontrolling interests in INTECH. If the valuation is agreed to by both JCG and the holders of noncontrolling interests, JCG utilizes this analysis to value the redeemable noncontrolling interests. If the holders of noncontrolling interests object to the analysis, a valuation is obtained from a third-party investment bank agreed upon by the interested parties. JCG has engaged a third-party investment bank for such valuation in the past and may again in the future.

Significant unobservable inputs related to the INTECH discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of forecasted earnings before interest expense, taxes, depreciation and amortization. Significant increases or decreases in the forecasted operating results and terminal multiple inputs in isolation would result in a significantly higher or lower fair value measurement, respectively. A significant increase or decrease in the discount rate input would result in a significantly lower or higher fair value measurement, respectively. The terminal multiple input for each scenario is influenced by the growth rate contained in the forecasted operating results. Generally, a change in the assumptions used for forecasted operating results is accompanied by a directionally similar change in the terminal multiple. The INTECH redeemable noncontrolling interests were subject to fair value analysis during the first quarter 2013. The average discount rate and average terminal multiple used in the first quarter 2013 analysis were 13% and 7.50x, respectively.

Redeemable noncontrolling interests in Perkins are measured by a contractual formula intended to represent fair value on a monthly basis. The contractual formula is prepared internally within JCG’s finance organization and is reviewed by senior JCG finance personnel and the Company’s Chief Financial Officer. The analyses are also reviewed by the holders of the noncontrolling interests in Perkins. In the event either party objects to the valuation determined by the contractual formula, a valuation is obtained from a third-party investment bank agreed upon by the interested parties. JCG has not engaged a third-party investment bank for such valuation in the past but may do so in the future.

Significant unobservable inputs to the Perkins contractual formula include trailing 12-month revenues of Perkins investment products and the relative performance of Perkins investment products as compared to benchmark indices. The contractual formula applies defined revenue multiples to trailing 12-month Perkins revenues to arrive at fair value; the revenue multiples are subject to increases if certain performance targets are met. Due to the contractual nature of the formula, the revenue and performance inputs are relationally independent. The revenue multiples used in the March 31, 2013, and December 31, 2012, valuations were 3.41x and 3.43x, respectively.

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. JCG measures the fair value of goodwill and intangible assets using a discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements have been classified as Level 3. There were no remeasurements of these assets during the three months ended March 31, 2013 and 2012.

The changes in fair value of JCG’s recurring Level 3 fair value measurements are as follows (in millions):

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
	Redeemable	Redeemable	Other
	Noncontrolling	Noncontrolling	Investment
	Interests	Interests	Securities
Fair value at January 1	$42.9	$85.4	$3.2
Distributions	(2.4)	(2.3)	—
Current earnings	1.1	1.9	—
Sale of investments	—	—	(3.2)
Vesting of noncontrolling interets	1.2	1.2	—
Change in fair value	(1.3)	(1.7)	—

Fair value at March 31	$41.5	$84.5	$—

Note 5 — Debt

Debt at March 31, 2013, and December 31, 2012, consisted of the following (in millions):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.119% Senior Notes due 2014	$38.9	$40.5	$38.9	$40.7
3.250% Convertible Senior Notes due 2014	156.4	177.7	154.0	176.0
6.700% Senior Notes due 2017	352.3	402.2	352.2	401.6
Total long-term debt	$547.6	$620.4	$545.1	$618.3

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above, which are considered Level 2 inputs.

3.250% Convertible Senior Notes

In July 2009, JCG issued $170.0 million of 3.250% Convertible Senior Notes (“Convertible Senior Notes”), which pay interest semiannually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted. The Convertible Senior Notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at JCG’s election. The holders of the Convertible Senior Notes have the right to require JCG to repurchase their notes for cash under certain circumstances. The original conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of Convertible Senior Notes was most recently adjusted on December 31, 2012, when JCG paid a quarterly cash dividend of $0.06 per share. As a result of the December 31, 2012, dividend, the conversion rate changed to 74.6 shares of JCG common stock per $1,000 principal amount of Convertible Senior Notes, equivalent to a conversion price of approximately $13.41 per share of common stock. The Company is required to continue to adjust the conversion rate to the extent there are future dividend payments above $0.04 per share on an annual basis. The Convertible Senior Notes are not callable by JCG.

The $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate, which is consistent with the estimated market rate at the time of issuance for similar senior notes with no conversion option. The debt component will accrete up to the face value over the five-year expected term through interest expense. The unamortized discount at March 31, 2013, is $13.6 million and will be amortized over the remaining period of 15 months. Interest expense related to the Convertible Senior Notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $4.0 million and $3.8 million for the three months ended March 31, 2013 and 2012, respectively.

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the Convertible Senior Notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investors Service Inc. from Baa3 or by Standard & Poor’s Rating Service (“S&P”) from BBB-, up to a maximum increase of 200 basis points. On January 9, 2013, S&P reaffirmed its BBB- credit rating for JCG’s unsecured senior debt and revised its outlook from stable to negative. No interest rate adjustments occurred during the three months ended March 31, 2013.

Credit Facility

At March 31, 2013, JCG had a $250 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, JCG’s financing leverage ratio cannot exceed 3.00x, and its interest coverage ratio must equal or exceed 4.00x. At March 31, 2013, JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of October 14, 2014.

Capital Lease Obligations

JCG’s capital lease obligations represent leased computer equipment. The carrying values of the obligations totaled $2.4 million and $2.9 million at March 31, 2013, and December 31, 2012, respectively, and are included in other accrued liabilities and other liabilities on the Condensed Consolidated Balance Sheets. The related lease terms extend through 2017.

Note 6 — Income Tax Contingencies

As of March 31, 2013, JCG had $5.9 million of accrued reserves for income tax contingencies. JCG accrued additional reserves for income tax contingencies in the amount of $0.2 million during the first quarter 2013, creating a net tax expense of $0.1 million. During the three months ended March 31, 2013, JCG decreased its income tax contingency reserves by $0.2 million as a result of the expiration of statutes of limitations and audit settlements, creating a net tax benefit of $0.1 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $1.4 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities and other liabilities on the Condensed Consolidated Balance Sheets.

Note 7 — Noncontrolling Interests

Noncontrolling interests in net income consist of the following:

	Three months ended
	March 31,
	2013	2012
Nonredeemable noncontrolling interests in subsidiaries	$0.3	$0.4
Nonredeemable noncontrolling interests in consolidated seeded investment products	0.3	1.8
Redeemable noncontrolling interests in subsidiaries	1.1	1.9

Total noncontrolling interests in net income	$1.7	$4.1

Noncontrolling interests on the Condensed Consolidated Balance Sheets consist of the following:

Noncontrolling Interests That Are Not Subject to Redemption Rights

Noncontrolling interests that are not subject to redemption rights totaled $16.5 million as of March 31, 2013, representing third-party investors’ ownership in consolidated seeded investment products of $13.3 million and the value of certain INTECH ownership interests held by employees of $3.2 million. Noncontrolling interests that are not subject to redemption rights totaled $17.2 million as of December 31, 2012, representing third-party investors’ ownership in consolidated seeded investment products of $12.4 million and the value of certain INTECH and Perkins ownership interests held by employees of $4.8 million. Certain of the Perkins ownership interests granted to employees became subject to redemption rights upon vesting in the first quarter 2013 at which time such interests were reclassified to redeemable noncontrolling interests.

Changes in noncontrolling interests in consolidated seeded investment products were driven by two factors: changes in the market value of the underlying seeded investment products and changes in ownership of the underlying seeded investment products.

The following table presents a rollforward of noncontrolling interests in consolidated seeded investment products (in millions):

	Three months ended
	March 31,
	2013	2012
Noncontrolling interests in consolidated seeded investment products at January 1	$12.4	$29.2
Change in market value	0.3	1.8
Change in ownership	0.6	11.2

Noncontrolling interests in consolidated seeded investment products at March 31	$13.3	$42.2

Seeded investment products attracted significant third-party investment during the three months ended March 31, 2012. Increased third-party investment increases third-party ownership in consolidated seeded investment products, and increases the related noncontrolling interests in those products.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of March 31, 2013, consist of INTECH and Perkins interests that are currently redeemable by JCG or will become subject to redemption rights at certain future dates of $40.1 million and undistributed earnings of $1.4 million. Redeemable noncontrolling interests as of December 31, 2012, consist of INTECH and Perkins interests that are currently redeemable by JCG or will become subject to redemption rights at certain future dates of $40.1 million and undistributed earnings of $2.8 million.

INTECH

INTECH ownership interests held by a founding member had an estimated value of approximately $5.2 million and $4.8 million as of March 31, 2013, and December 31, 2012, respectively, representing approximately 1.0% aggregate ownership of INTECH. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interest of INTECH at fair value.

At March 31, 2013, and December 31, 2012, no ownership interests subject to redemption rights were held by other INTECH employees.

Perkins

The total Perkins noncontrolling interests subject to redemption rights had an estimated fair value of approximately $34.9 million and $35.3 million as of March 31, 2013, and December 31, 2012, respectively.

On February 1, 2013, the noncontrolling owners of Perkins (who own 22.2% of the equity units of Perkins) exercised their right to put 98% of their interests to JCG. Under the terms of the put, the noncontrolling ownership interests will be redeemed at fair value as determined six months from the date of the put exercise. The noncontrolling interests are primarily held by founding members who are not involved in the management of Perkins. Perkins management will continue to hold the majority of their interests in Perkins through senior profits interests awards or long-term incentive compensation plans. The Perkins senior profits interests generally receive 5% of Perkins annual taxable income and have a terminal value based on Perkins revenue and relative investment performance of products managed by Perkins. The Perkins senior profits interests awards and long-term incentive compensation plans provide active members of Perkins management an ongoing stake in the success of Perkins.

Note 8 — Long-Term Incentive Compensation

JCG generally grants annual long-term incentive awards in February of each year. JCG granted $47.6 million in long-term incentive awards in the first quarter 2013, which vest and will be recognized ratably over a four-year period. The 2013 awards consisted of $26.2 million of restricted stock (2.7 million shares at a weighted-average price of $9.77 per share), $21.2 million of mutual fund share awards and $0.2 million of stock option awards.

JCG records compensation expense associated with long-term incentive awards based on the amount of awards expected to vest at the end of the stated service period, comprising the total value of the awards less an estimate for forfeitures.

During the three months ended March 31, 2013 and 2012, JCG recognized $2.9 million and $2.0 million of long-term incentive compensation expense related to mark-to-market adjustments of mutual fund share awards and deferred compensation plans, respectively.

Note 9 — Other Income, Net

The components of other income, net are as follows (in millions):

	Three months ended
	March 31,
	2013	2012
Dividend income	$0.4	$0.3
Interest income	0.1	0.1
Foreign currency items	1.2	(0.5)
Other, net	0.1	0.2
Total	$1.8	$0.1

Note 10 — Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2013 and 2012, are as follows (in millions):

	Three months ended March 31,
	2013			2012
	Unrealized gains (losses) on available-for-sale securities	Foreign currency items	Total	Unrealized gains (losses) on available-for-sale securities	Foreign currency items	Total
Beginning balance	$1.4	$(0.8)	$0.6	$0.7	$(1.2)	$(0.5)
Other comprehensive income (loss) before reclassifications	0.5	—	0.5	1.2	0.4	1.6
Amounts reclassified from accumulated other comprehensive income (loss) to:
Investment gains (losses), net	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Other income, net	—	(1.5)	(1.5)	—	—	—
Net current period other comprehensive income	0.4	(1.5)	(1.1)	1.1	0.4	1.5
Ending balance	$1.8	$(2.3)	$(0.5)	$1.8	$(0.8)	$1.0

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

The following is a summary of the earnings per share calculation for the three months ended March 31, 2013 and 2012 (in millions, except per share data):

	Three months ended
	March 31,
	2013	2012

Net income attributable to JCG common shareholders	$28.0	$22.6

Basic earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	184.8	184.0

Basic earnings per share	$0.15	$0.12

Diluted earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	184.8	184.0

Dilutive effect of stock options and unvested restricted stock using the treasury stock method	1.5	1.4
Weighted-average diluted common shares outstanding	186.3	185.4

Diluted earnings per share	$0.15	$0.12

Dividends paid per share	$—	$0.05

On December 10, 2012, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share, which was paid on December 31, 2012. This accelerated quarterly cash dividend replaced the quarterly cash dividend that would have otherwise been declared and paid in the first quarter 2013.

The following stock options, unvested restricted stock and price-vesting units are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended
	March 31,
	2013	2012
Employee stock options	8.5	10.4
Other stock options	14.0	—
Unvested restricted stock and price-vesting units	3.8	3.4

All shares held in the JCG Employee Stock Ownership Plan are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the Convertible Senior Notes because the effect would be anti-dilutive as the conversion criteria have not been satisfied.

Note 12 — Litigation and Other Regulatory Matters

JCG is periodically involved in various legal proceedings and other regulatory matters. At March 31, 2013, JCG has a $0.5 million litigation accrual for all pending litigation matters. Possible losses in addition to the litigation accrual cannot be currently estimated, and as such, no additional accruals have been made. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JCG’s consolidated financial condition.

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

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors specified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and this Quarterly Report on Form 10-Q included under headings such as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other filings and furnishings made by the Company with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. Many of these factors are beyond the control of the Company and its management. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by applicable law or regulation.

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

JCG’s Officer Code of Ethics for Principal Executive Officer and Senior Financial Officers (including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) (the “Officer Code”); Corporate Code of Business Conduct and Ethics for all employees; corporate governance guidelines; and the charters of key committees of the board of directors (including the Audit, Compensation, Nominating, Corporate Governance, and Planning and Strategy committees) are available on its website (http://ir.janus.com/documents.cfm). Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of JCG’s website.

RESULTS OF OPERATIONS

Overview

JCG provides investment management, administration, distribution and related services to financial advisors, individuals and institutional clients through mutual funds, other pooled investment vehicles, separate accounts and subadvised relationships (collectively referred to as “investment products”) in both domestic and international markets. Over the last several years, JCG has expanded its business to become a more diversified manager with increased investment product offerings and distribution capabilities. JCG provides investment management competencies across a range of disciplines, including fundamental U.S. and global equities (growth and value), mathematical equities, fixed income and alternatives through its subsidiaries, Janus Capital Management LLC (“Janus”), INTECH Investment Management LLC (“INTECH”) and Perkins Investment Management LLC (“Perkins”). Each of JCG’s subsidiaries specializes in specific investment styles and has its own unique and independent perspective. JCG’s investment products are distributed through three primary channels: retail intermediary, institutional and international. Each distribution channel focuses on specific investor groups and the unique requirements of each group.

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

First Quarter 2013 Summary

Average assets under management for the first quarter 2013 of $161.8 billion increased $6.2 billion, or 4.0%, over the fourth quarter 2012 as a result of favorable market conditions, partially offset by long-term net outflows. First quarter 2013 revenues of $214.2 million decreased $2.4 million, or 1.1%, from the fourth quarter 2012 due to decreased performance fees from separate accounts, offset by increased investment management fee revenue driven by higher average assets under management. Negative performance fees on mutual funds remained unchanged from the fourth quarter 2012 to the first quarter 2013. The Company achieved an operating margin of 25.5% and net income of $0.15 per diluted share in the first quarter 2013.

Investment Performance

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices. The following table is a summary of investment performance as of March 31, 2013:

	Percentage of Mutual Fund Assets
	Outperforming Majority of Morningstar Peers (1)
	1-Year	3-Year	5-Year

Complex-wide mutual fund assets	57%	31%	46%
Fundamental equity mutual fund assets	57%	24%	38%
Fixed income mutual fund assets	54%	74%	100%

	Percentage of Strategies Outperforming Respective Benchmarks (2)
	1-Year	3-Year	5-Year

Mathematical equity strategies	89%	93%	82%

(1) References Morningstar relative performance on an asset-weighted basis.

(2) References relative performance, net of fees.

Assets Under Management and Flows

Valuation

The pricing policies for mutual funds advised by JCG’s subsidiaries (the “Funds”) are established by the Funds’ Independent Board of Trustees and are designed to test and validate fair value measurements. Responsibility for pricing securities held within separate and subadvised accounts may be delegated by the separate or subadvised clients to JCG or another party. JCG validates pricing received from third-party providers by comparing pricing between primary and secondary vendors. Any discrepancies are identified and resolved. All pricing vendors are subject to an annual onsite due diligence review that includes a detailed discussion about the methodologies used, particularly for evaluated prices, and any changes to the methodologies.

The value of assets under management is derived from the cash and investment securities underlying JCG’s investment products. The value of the majority of the equity securities underlying JCG’s investment products is derived from readily available and reliable market price quotations while the value of a majority of the fixed income securities is derived from evaluated pricing from independent third-party providers.

When market quotations are not readily available or deemed unreliable, or events or circumstances that may affect the value of portfolio securities are identified between the closing of their principal markets and the time the net asset value is determined, securities may be valued under procedures established and supervised by the Funds’ Independent Board of Trustees. Circumstances in which fair value pricing may be utilized include, but are not limited to: (i) a significant event that may affect the securities of a single issuer, such as a merger or bankruptcy; (ii) an event that may affect an entire market, such as a natural disaster; and (iii) pricing of a non-valued security or a restricted or non-public security. Systematic fair valuation models provided by independent third-parties may be used to value international equity securities in order to adjust for stale pricing, which may occur between the close of certain foreign exchanges and the close of the New York Stock Exchange.

Assets Under Management and Flows

Total Company assets under management of $163.8 billion at March 31, 2013, decreased $0.2 billion, or 0.1%, from March 31, 2012, as a result of long-term net outflows of $13.5 billion, offset by net market appreciation of $13.3 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets.

Fundamental equity long-term net outflows were $1.8 billion in the first quarter 2013, compared with long-term net outflows of $1.9 billion in the first quarter 2012.

Fixed income long-term net flows were positive for the 17th consecutive quarter, with $0.3 billion in the first quarter 2013 compared with $1.2 billion in the first quarter 2012.

Mathematical equity long-term net outflows were $2.4 billion in the first quarter 2013 compared with $1.8 billion of long-term net outflows in the first quarter 2012.

The following tables present the components of JCG’s assets under management for the three months ended March 31, 2013 and 2012 (in billions):

	Three months ended March 31,
	2013	2012

Beginning of period assets	$156.8	$148.2
Long-term sales:
Fundamental equity	5.3	5.2
Fixed income	3.5	3.0
Mathematical equity	0.8	0.5
Long-term redemptions:
Fundamental equity	(7.1)	(7.1)
Fixed income	(3.2)	(1.8)
Mathematical equity	(3.2)	(2.3)
Long-term net flows: (1)
Fundamental equity	(1.8)	(1.9)
Fixed income	0.3	1.2
Mathematical equity	(2.4)	(1.8)
Total long-term net flows	(3.9)	(2.5)
Net money market flows	(0.1)	—
Market/fund performance	11.0	18.3
End of period assets	$163.8	$164.0

(1)    Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

	Three months ended March 31,
	2013	2012
Average assets under management
Fundamental equity	$92.1	$94.3
Fixed income	27.0	21.7
Mathematical equity	41.3	41.4
Money market	1.4	1.5
Total	$161.8	$158.9

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

	Three Months Ended March 31,
	2013	2012
Growth/Core (1)
Beginning of period assets	$53.8	$49.7
Sales	3.5	3.0
Redemptions	(3.4)	(3.9)
Net sales (redemptions)	0.1	(0.9)
Market/fund performance	3.9	7.8
End of period assets	$57.8	$56.6

Global/International
Beginning of period assets	$17.9	$18.4
Sales	0.9	1.0
Redemptions	(1.6)	(1.5)
Net redemptions	(0.7)	(0.5)
Market/fund performance	0.7	3.3
End of period assets	$17.9	$21.2

Mathematical Equity
Beginning of period assets	$40.2	$39.9
Sales	0.8	0.5
Redemptions	(3.2)	(2.3)
Net redemptions	(2.4)	(1.8)
Market/fund performance	3.9	4.6
End of period assets	$41.7	$42.7

Fixed Income (1)
Beginning of period assets	$26.4	$20.6
Sales	3.5	3.0
Redemptions	(3.2)	(1.8)
Net sales	0.3	1.2
Market/fund performance	0.7	0.9
End of period assets	$27.4	$22.7

Value
Beginning of period assets	$17.0	$18.1
Sales	0.9	1.2
Redemptions	(2.1)	(1.7)
Net redemptions	(1.2)	(0.5)
Market/fund performance	1.8	1.7
End of period assets	$17.6	$19.3

Money Market
Beginning of period assets	$1.5	$1.5
Sales	0.2	0.2
Redemptions	(0.3)	(0.2)
Net redemptions	(0.1)	—
Market/fund performance	—	—
End of period assets	$1.4	$1.5

(1)    Growth/core and fixed income assets reflect a 50%/50% split of the Janus Balanced Fund between the two categories.

Results of Operations

Three Months Ended March 31, 2013, Compared with Three Months Ended March 31, 2012

Revenues

Investment Management Fees

Investment management fees decreased $3.8 million, or 1.9%, primarily as a result of a product mix shift toward lower yielding products.

Performance Fees

Negative performance fees were driven by underperformance of certain mutual funds against their respective benchmarks. A summary of mutual fund and private account assets subject to performance fees as of March 31, 2013 and 2012, is as follows (in billions):

	March 31,
	2013	2012
Mutual fund assets	$55.2	$61.1
Private account assets	$11.6	$8.6

Expenses

Long-Term Incentive Compensation

Long-term incentive compensation decreased $3.8 million, or 19.4%, due to a decrease of $2.1 million as a result of JCG revising its estimate for forfeitures during the first quarter 2012, a net decrease of $1.2 million from the vesting of awards granted in previous years and an increase of expense from the 2013 grant. Long-term incentive awards granted during 2013 totaled $47.6 million and will generally be recognized ratably over a four-year period.

Investment Gains, Net

Net investment gains totaling $4.6 million for the first quarter 2013 primarily include $9.1 million of mark-to-market gains related to trading securities and $1.6 million of gains from the sale of trading securities. The investment gains on seed capital were partially offset by $6.8 million of losses generated by the Company’s economic hedging strategy. The hedging strategy utilizes futures contracts to mitigate a portion of the volatility created by the mark-to-market accounting of seed capital investments.

Loss on Early Extinguishment of Debt

JCG recognized a $7.2 million loss on early extinguishment of debt in the first quarter 2012 related to the repurchase of $59.4 million aggregate principal amount of the Company’s outstanding 2014 and 2017 Senior Notes.

Income Tax Provision

JCG’s income tax provision for each of the three months ended March 31, 2013 and 2012, included $2.5 million related to the reversal of unrealized deferred tax assets upon the expiration and vesting of certain equity-based compensation awards.

Noncontrolling Interests

Noncontrolling interests in net income decreased from $4.1 million in the first quarter 2012 to $1.7 million in the first quarter 2013 primarily due to $1.4 million of losses associated with the noncontrolling interest in consolidated investment products and a decline of $0.6 million in the noncontrolling interest share of Perkins earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data for the three months ended March 31, 2013 and 2012, is as follows (in millions):

	Three months ended March 31,
	2013	2012
Cash flows used for:
Operating activities	$(13.3)	$(4.9)
Investing activities	(50.2)	(24.3)
Financing activities	(3.6)	(78.7)
Net change in cash and cash equivalents	(67.1)	(107.9)
Balance beginning of period	387.0	360.0
Balance end of period	$319.9	$252.1

Operating Activities

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

Investing Activities

Cash used for investing activities for the three months ended March 31, 2013, includes purchases and sales of investments as well as seed capital derivative instruments. Purchases of investments in 2013 totaling $117.1 million include $98.2 million from the seeding of investment products and $18.9 million from derivative instruments used to economically hedge seed capital and foreign currency exposure. Seeding of investment products included a $73.7 million investment in a Euro-denominated investment product. To reduce the exposure to foreign currency fluctuations, the Company has entered into foreign currency forward contracts. These contracts have not been designated as hedges for accounting purposes. Sales of investments totaling $68.2 million include $58.9 million from the sale of seeded investment products and $9.3 million related to seed capital derivative instruments.

Cash used for investing activities for the three months ended March 31, 2012, includes purchases and sales of investments as well as economic hedging and vesting of mutual fund share awards. Purchases of investments in 2012 totaling $62.0 million include $15.6 million from the seeding of new investment products and $39.7 million from the economic hedging of mutual fund share awards, while sales of investments totaling $39.5 million included $28.1 million from the vesting of mutual fund share awards. Effective January 2013, the Company is no longer making dollar-for-dollar investments in advised mutual funds for purposes of economically hedging mutual fund share awards.

Financing Activities

Cash used for financing activities for the three months ended March 31, 2013, primarily represents $3.6 million of repurchases of common stock and $3.5 million of distributions to noncontrolling interests partially offset by $2.7 million of proceeds from stock plans.

Cash used for financing activities for the three months ended March 31, 2012, primarily represents the repayment of $59.4 million principal amount of long-term debt for $65.8 million, $9.4 million of dividends paid to stockholders and $2.9 million of distributions to noncontrolling interests.

Dividend

On April 18, 2013, JCG’s Board of Directors approved an increase of $0.01 per share, or 17%, in the Company’s regular quarterly dividend. The next regular quarterly cash dividend of $0.07 per share will be paid on May 24, 2013, to stockholders of record at the close of business on May 10, 2013.

On December 10, 2012, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share, which was paid on December 31, 2012. This accelerated quarterly cash dividend replaced the quarterly cash dividend that would have otherwise been declared and paid in the first quarter 2013.

The payment of cash dividends is within the discretion of JCG’s Board of Directors and depends on many factors, including, but not limited to, JCG’s results of operations, financial condition, capital requirements, restrictions imposed by financing agreements, general business conditions and legal requirements.

Interest Rate Adjustment Covenant

All of JCG’s senior notes, excluding the Convertible Senior Notes, are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investors Service Inc. from Baa3 or by Standard & Poor’s Rating Service (“S&P”) from BBB-, up to a maximum increase of 200 basis points. On January 9, 2013, S&P reaffirmed its BBB- credit rating for JCG’s unsecured senior debt and revised its outlook from stable to negative. No interest rate adjustments occurred during the three months ended March 31, 2013.

Other Sources of Liquidity

Credit Facility

At March 31, 2013, JCG had a $250 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At March 31, 2013, JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of October 14, 2014.

The covenants and the calculation of the ratios, as defined in the Credit Facility, were as follows (in millions):

Last Four
Quarters Ended
March 31, 2013

Net income attributable to JCG	$107.7
Add back:
Interest expense	44.4
Income tax provision	67.7
Depreciation and amortization	37.9
Noncash amortization of long-term incentive compensation	62.9
Unrealized gains or losses on investments	(18.0)
Other nonrecurring cash charges	1.6
Cash paid for deferred commissions and mutual fund share awards	(42.7)
Adjusted net income	$261.5

Debt (including capital leases)	$550.0

Leverage Ratio (Debt divided by adjusted net income)	2.10
Cannot exceed 3.00x

Interest Coverage Ratio (Adjusted net income divided by last four quarters cash interest expense)	7.5
Must equal or exceed 4.00x

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.         Controls and Procedures

As of March 31, 2013, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Messrs. Weil and Koepfgen concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2013 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

See Part I, Item 1. Financial Statements, Note 12 — Litigation and Other Regulatory Matters.

Item 1A.                        Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

JCG’s Board of Directors authorized five separate $500 million share repurchase programs beginning in July 2004 with the most recent authorization in July 2008. JCG did not repurchase any of its common stock from the end of 2008 through the end of 2011.

As part of its capital and liquidity management, JCG resumed stock repurchases in the first quarter 2012 with the intention to offset dilution resulting from stock-based compensation. During the first quarter 2013, JCG repurchased 376,349 shares of its common stock at an average price of $9.44 per share and a total cost of $3.6 million. Any repurchases of debt securities or common stock depend on prevailing market conditions, the Company’s liquidity requirements, contractual and legal restrictions, and other factors.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (End of Month)
January	—	—	—	$504 million
February	61,260	$9.26	61,260	$503 million
March	315,089	$9.48	315,089	$500 million
Total	376,349	$9.44	376,349

Item 6.         Exhibits

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: April 25, 2013

Janus Capital Group Inc.

/s/ Richard M. Weil
Richard M. Weil, Director and Chief Executive Officer (Principal Executive Officer)

/s/ Bruce L. Koepfgen
Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Brennan A. Hughes
Brennan A. Hughes, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

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