Form 10-Q
period 2013-06-30
JANUS CAPITAL GROUP INC
filed 2013-07-25
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 19, 2013, there were 189,489,635 shares of the Company’s common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	June 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$349.3	$387.0
Investment securities	410.6	350.5
Accounts receivable	94.7	100.2
Income taxes receivable	18.6	3.5
Other current assets	39.7	47.2
Total current assets	912.9	888.4

Other assets:
Property and equipment, net	31.0	33.3
Intangible assets, net	1,236.2	1,242.3
Goodwill	488.2	488.2
Other assets	7.8	8.2

Total assets	$2,676.1	$2,660.4

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$4.1	$3.7
Accrued compensation and benefits	64.4	91.2
Current portion of long-term debt	38.9	—
Other accrued liabilities	40.5	64.6
Total current liabilities	147.9	159.5

Other liabilities:
Long-term debt	510.5	545.1
Deferred income taxes	438.0	436.0
Other liabilities	50.4	41.8
Total liabilities	1,146.8	1,182.4

Commitments and contingencies

Redeemable noncontrolling interests	40.3	42.9

Equity:
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 265,500,708 and 265,500,708 shares issued, respectively; 189,451,132 and 187,522,000 shares outstanding, respectively)	1.9	1.9
Retained earnings	1,458.5	1,415.4
Accumulated other comprehensive (loss) income, net of tax	(1.2)	0.6
Total JCG stockholders’ equity	1,459.2	1,417.9
Noncontrolling interests	29.8	17.2
Total equity	1,489.0	1,435.1

Total liabilities and equity	$2,676.1	$2,660.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues:
Investment management fees	$202.8	$192.4	$401.0	$394.4
Performance fees	(22.2)	(21.9)	(41.7)	(40.9)
Shareowner servicing fees and other	35.2	35.5	70.7	70.9
Total	215.8	206.0	430.0	424.4

Operating expenses:
Employee compensation and benefits	74.4	66.6	148.7	138.6
Long-term incentive compensation	13.7	15.2	29.5	34.8
Marketing and advertising	4.8	6.1	9.7	10.9
Distribution	31.8	31.4	63.2	63.7
Depreciation and amortization	7.3	8.0	14.8	16.1
General, administrative and occupancy	25.4	26.6	51.0	51.7
Total	157.4	153.9	316.9	315.8

Operating income	58.4	52.1	113.1	108.6

Interest expense	(11.0)	(11.0)	(22.2)	(22.8)
Investment losses, net	(6.1)	(7.0)	(1.5)	(0.7)
Other (expense) income, net	(0.8)	1.8	1.0	1.9
Loss on early extinguishment of debt	(12.6)	—	(12.6)	(7.2)
Income before taxes	27.9	35.9	77.8	79.8

Income tax provision	(11.1)	(11.2)	(31.3)	(28.4)

Net income	16.8	24.7	46.5	51.4
Noncontrolling interests	(1.0)	(1.3)	(2.7)	(5.4)

Net income attributable to JCG	$15.8	$23.4	$43.8	$46.0

Earnings per share attributable to JCG common shareholders:
Basic	$0.09	$0.13	$0.24	$0.25
Diluted	$0.08	$0.13	$0.24	$0.25

Other comprehensive loss, net of tax:
Net unrealized (loss) gain on available-for-sale securities	$(0.6)	$(0.7)	$(0.1)	$0.5
Foreign currency items	—	(0.6)	—	(0.2)
Reclassifications for items included in net income	(0.1)	(0.2)	(1.7)	(0.3)
Other comprehensive loss, net of tax	(0.7)	(1.5)	(1.8)	—
Comprehensive income	16.1	23.2	44.7	51.4
Comprehensive income attributable to noncontrolling interests	(1.0)	(1.3)	(2.7)	(5.4)
Comprehensive income attributable to JCG	$15.1	$21.9	$42.0	$46.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended
	June 30,
	2013	2012
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$46.5	$51.4
Adjustments to net income:
Depreciation and amortization	14.8	16.1
Deferred income taxes	12.5	10.7
Amortization of stock-based compensation	12.0	16.1
Investment losses, net	1.5	0.7
Amortization of debt discount and deferred issuance costs	5.8	5.5
Loss on early extinguishment of debt	12.6	7.2
Payment of deferred commissions, net	(2.3)	(2.6)
Other, net	0.1	—
Changes in working capital items:
Accounts receivable	5.7	5.6
Other current assets	(13.8)	2.8
Accounts payable and accrued compensation payable	(23.2)	(26.4)
Other liabilities	(18.5)	(20.9)
Net operating activities	53.7	66.2

Investing activities:
Purchase of property and equipment	(3.6)	(2.8)
Purchase of investment securities	(146.4)	(72.5)
Proceeds from sales and maturities of investment securities	93.9	57.9
Net investing activities	(56.1)	(17.4)

Financing activities:
Proceeds from issuance of stock warrants	10.5	—
Purchase of hedge on convertible senior notes	(16.1)	—
Debt issuance costs	(3.3)	—
Repayment of long-term debt	—	(65.8)
Purchase of noncontrolling interests	(0.2)	(3.9)
Proceeds from stock plans	5.9	1.5
Excess tax benefit from equity-based compensation	1.4	1.0
Repurchase of common stock	(12.6)	(8.7)
Distributions to noncontrolling interests	(5.6)	(7.6)
Principal payments under capital lease obligations	(0.5)	(0.5)
Dividends paid to shareholders	(13.3)	(20.7)
Net financing activities	(33.8)	(104.7)

Cash and cash equivalents:
Effect of exchange rate changes	(1.5)	—
Net change	(37.7)	(55.9)
At beginning of period	387.0	360.0
At end of period	$349.3	$304.1

Supplemental cash flow information:
Cash paid for interest	$17.3	$17.2
Cash paid for income taxes	$33.8	$19.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

	Shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Nonredeemable noncontrolling interests	Total equity

Balance at December 31, 2011	187.0	$1.9	$1,311.8	$(0.5)	$35.9	$1,349.1
Net income			46.0		0.9	46.9
Amortization of stock-based compensation			14.3		2.3	16.6
Issuance and forfeitures of restricted stock awards, net	1.4	—				—
Stock option exercises and employee stock purchases	0.2	—	1.7			1.7
Change in noncontrolling interests in consolidated investment products					6.4	6.4
Distributions to noncontrolling interests					(1.6)	(1.6)
Change in fair value of redeemable noncontrolling interests			15.1			15.1
Vesting of noncontrolling interests					(1.2)	(1.2)
Purchase of noncontrolling interests					(0.6)	(0.6)
Common stock repurchases	(1.1)	—	(8.7)			(8.7)
Common stock dividends			(20.7)			(20.7)
Balance at June 30, 2012	187.5	$1.9	$1,359.5	$(0.5)	$42.1	$1,403.0

Balance at December 31, 2012	187.5	$1.9	$1,415.4	$0.6	$17.2	$1,435.1
Net income			43.8		0.5	44.3
Other comprehensive loss				(1.8)		(1.8)
Amortization of stock-based compensation			10.5		1.1	11.6
Issuance and forfeitures of restricted stock awards, net	2.3	—				—
Stock option exercises and employee stock purchases	1.1	—	5.9			5.9
Issuance of convertible senior notes			14.7			14.7
Extinguishment of convertible senior notes			(2.0)			(2.0)
Hedge on convertible senior notes			(16.1)			(16.1)
Issuance of stock warrants			10.5			10.5
Change in noncontrolling interests in consolidated investment products					13.8	13.8
Distributions to noncontrolling interests					(1.4)	(1.4)
Change in fair value of redeemable noncontrolling interests			1.7			1.7
Vesting of noncontrolling interests					(1.2)	(1.2)
Purchase of noncontrolling interests					(0.2)	(0.2)
Common stock repurchases	(1.4)	—	(12.6)			(12.6)
Common stock dividends			(13.3)			(13.3)
Balance at June 30, 2013	189.5	$1.9	$1,458.5	$(1.2)	$29.8	$1,489.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “JCG” or the “Company”) management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of JCG in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All such adjustments are of a normal recurring nature. Such interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the issuance date. These condensed consolidated financial statements should be read in conjunction with JCG’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in JCG’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 — Recent Accounting Guidance

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income”. The ASU requires an entity to disclose changes in accumulated other comprehensive income (“OCI”) balances by component and disaggregate the total change between current period OCI and reclassification adjustments. For significant reclassifications out of accumulated OCI, an entity is required to identify each line item affected by the reclassification in the notes to the financial statements or on the statement where net income is presented. The ASU is effective for JCG’s fiscal period beginning January 1, 2013. JCG adopted ASU No. 2013-02 on January 1, 2013, and added related disclosure in Note 10 — Other Comprehensive (Loss) Income.

Note 3 — Investment Securities

JCG’s investment securities as of June 30, 2013, and December 31, 2012, are summarized as follows (in millions):

	June 30,	December 31,
	2013	2012
Trading securities:
Seeded investment products	$311.6	$219.5
Investments in advised mutual funds	56.1	89.0
Deferred compensation plans	13.1	11.9
Total trading securities	380.8	320.4
Available-for-sale securities:
Seeded investment products	29.8	30.1
Total investment securities	$410.6	$350.5

Trading Securities

Investment securities classified as trading include seeded investment products, investments in advised mutual funds and investments related to the economic hedging of deferred compensation plans. Investments in advised mutual funds represent those assets that had been previously utilized as economic hedges against JCG’s mutual fund share awards. Effective January 2013, JCG is no longer making dollar-for-dollar investments in advised mutual funds for purposes of economically hedging mutual fund share awards.

At June 30, 2013, seeded investment products represented $232.5 million in 13 mutual funds advised by JCG and $79.1 million in 28 separately managed accounts. At December 31, 2012, seeded investment products represented $155.3 million in 18 mutual funds advised by JCG and $64.2 million in 25 separately managed accounts.

JCG recognized $1.0 million of losses and $5.3 million of gains related to trading securities that were still held as of the reporting date for the six months ended June 30, 2013 and 2012, respectively.

Available-for-Sale Securities

At June 30, 2013, and December 31, 2012, seeded investment products advised by JCG classified as available-for-sale securities represented $29.8 million held in 37 mutual funds and $30.1 million held in 31 mutual funds, respectively.

The following is a summary of the cost, gross unrealized gains and losses and estimated fair value of seeded investment products classified as available-for-sale securities at June 30, 2013, and December 31, 2012 (in millions):

	June 30,	December 31,
	2013	2012
Cost basis	$26.5	$32.2
Gross unrealized gains	3.5	1.0
Gross unrealized losses	(0.2)	(3.1)
Estimated fair value	$29.8	$30.1

The gross unrealized gains and losses in seeded investment products were recognized as components of other comprehensive (loss) income, net of tax on the Condensed Consolidated Statements of Comprehensive Income. JCG reviewed the gross unrealized losses and determined that the losses were not other-than-temporary. No other-than-temporary impairment charges were recognized in the three and six months ended June 30, 2013 and 2012.

Realized gains and losses related to the disposition of seeded investment products classified as available-for-sale securities were recognized in investment losses, net on the Condensed Consolidated Statements of Comprehensive Income. The following is a summary of realized gains and losses upon disposition of seeded investment products classified as available-for-sale securities for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Realized gains	$—	$0.4	$0.8	$0.6
Realized losses	—	—	(0.6)	—
Net realized gains	$—	$0.4	$0.2	$0.6

Derivative Instruments

Derivative instruments related to investment securities at June 30, 2013, and December 31, 2012, consisted of investments in futures contracts, foreign currency forward contracts and index swaps. The futures contracts, foreign currency forward contracts and index swaps were not designated as accounting hedge instruments. The futures contracts and index swaps are part of an economic hedge strategy covering the majority of seed investments classified as trading securities. The hedge strategy utilizes futures contracts on various market indices and index swaps to mitigate a portion of the net income volatility created by the mark-to-market accounting of these seed investment securities. The futures contracts and index swaps are settled daily, and settlement amounts are recognized in investment losses, net on the Condensed Consolidated Statements of Comprehensive Income.

JCG recognized the following net (losses) gains on the above noted hedged trading securities and associated futures contracts and index swaps for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net (losses) gains in net income:
Hedged trading securities	$(1.3)	$(3.6)	$3.2	$4.6
Futures contracts and index swaps	(1.4)	4.0	(8.2)	(5.1)
Total	$(2.7)	$0.4	$(5.0)	$(0.5)

Foreign currency forward contracts are utilized to mitigate currency exchange risk on securities denominated in a foreign currency. The fair value of the foreign currency forward contracts as of June 30, 2013, and December 31, 2012, was $0.1 million and $(0.2) million, respectively, and is included in other current assets on the Condensed Consolidated Balance

Sheets. Fair value adjustments for the foreign currency forward contracts are recognized in other (expense) income, net on the Condensed Consolidated Statements of Comprehensive Income.

JCG recognized the following net gains (losses) on the above noted hedged trading securities denominated in a foreign currency and associated foreign currency forward contracts for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net gains (losses) in net income:
Translation gain (loss)	$1.7	$(0.6)	$(0.7)	$(0.1)
Foreign currency forward contracts	(1.0)	0.2	0.8	0.2
Total	$0.7	$(0.4)	$0.1	$0.1

Investment Losses, Net

Investment losses, net on the Condensed Consolidated Statements of Comprehensive Income includes the following for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Seeded investment products	$(4.8)	$(4.8)	$0.6	$6.6
Noncontrolling interests in seeded investment products	(0.2)	(0.7)	0.1	1.1
Investments in advised mutual funds	0.3	(4.8)	4.8	2.8
Futures contracts and index swaps	(1.4)	4.0	(8.2)	(5.1)
Economic hedges for deferred compensation plans	0.2	—	1.2	—
Other	(0.2)	(0.7)	—	(6.1)
Investment losses, net	$(6.1)	$(7.0)	$(1.5)	$(0.7)

Purchases, Sales and Maturities

Cash flows related to investment securities for the three and six months ended June 30, 2013 and 2012, are summarized as follows (in millions):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities
Trading securities	$(13.3)	$10.3	$(6.3)	$7.1	$(111.4)	$60.3	$(61.5)	$44.5
Available-for-sale securities	(0.2)	1.2	(0.6)	3.0	(0.3)	10.1	(0.7)	5.1
Seed capital derivative instruments	(15.8)	14.2	(3.6)	8.3	(34.7)	23.5	(10.3)	8.3
Total cash flows	$(29.3)	$25.7	$(10.5)	$18.4	$(146.4)	$93.9	$(72.5)	$57.9

Note 4 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests measured at fair value on a recurring basis as of June 30, 2013 (in millions):

	Fair Value Measurements Using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable input (Level 3)	Total
Assets:
Cash equivalents	$—	$192.3	$—	$192.3

Trading securities:
Seeded investment products	219.5	92.1	—	311.6
Investments in advised mutual funds	56.1	—	—	56.1
Deferred compensation plans hedge assets	13.1	—	—	13.1

Available-for-sale securities:
Seeded investment products	13.1	16.7	—	29.8
Total investment securities	301.8	108.8	—	410.6
Total assets	$301.8	$301.1	$—	$602.9
Liabilities:
Current portion of long-term debt	$—	$39.8	$—	$39.8
Long-term debt	—	574.2	—	574.2
Total liabilities	$—	$614.0	$—	$614.0

Redeemable noncontrolling interests	$—	$—	$40.3	$40.3

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

Transfers between Level 1 and Level 2 classifications for the six months ended June 30, 2013 and 2012, are summarized as follows (in millions):

	June 30,
	2013	2012
Transfers from Level 1 to Level 2	$—	$18.8
Transfers from Level 2 to Level 1	$16.0	$0.2

Transfers from Level 2 to Level 1 primarily represented foreign securities whose quoted market prices at June 30, 2013, no longer required adjustment for subsequent fluctuations in active markets. Transfers are generally recognized at the end of each reporting period.

JCG’s Level 3 recurring fair value measurements represent redeemable noncontrolling interests in INTECH Investment Management LLC (“INTECH”) and Perkins Investment Management LLC (“Perkins”).

Redeemable noncontrolling interests in INTECH are measured at fair value on an annual basis, or more frequently if events or circumstances indicate that material change in the fair value of INTECH has occurred. The fair value of INTECH is determined using a discounted cash flow methodology with probability-weighted scenarios. Discounted cash flow analyses are prepared internally within JCG’s finance organization by personnel with appropriate valuation experience and credentials. In preparing the analyses, JCG benchmarks valuation metrics such as multiples of earnings against recent market transactions of a similar size and nature to ensure that the estimates are reasonable. The analyses are reviewed by senior JCG finance personnel and JCG’s Chief Financial Officer. The analyses are also reviewed by the holders of the noncontrolling interests in INTECH. If the valuation is agreed to by both JCG and the holders of noncontrolling interests, JCG utilizes the analyses to value the redeemable noncontrolling interests. If the holders of noncontrolling interests object to the analyses, a valuation is obtained from a third-party investment bank agreed upon by the interested parties. JCG has engaged a third-party investment bank for such valuation in the past and may again in the future.

Significant unobservable inputs related to the INTECH discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of forecasted earnings before interest expense, taxes, depreciation and amortization. Significant increases or decreases in the forecasted operating results and terminal multiple inputs in isolation would result in a significantly higher or lower fair value measurement, respectively. A significant increase or decrease in the discount rate input would result in a significantly lower or higher fair value measurement, respectively. The terminal multiple input for each scenario is influenced by the growth rate contained in the forecasted operating results. Generally, a change in the assumptions used for forecasted operating results is accompanied by a directionally similar change in the terminal multiple. A fair value analysis on the INTECH redeemable noncontrolling interests was performed during the first quarter 2013. The average discount rate and average terminal multiple used in the first quarter 2013 analysis were 13% and 7.50x, respectively.

Redeemable noncontrolling interests in Perkins are measured by a contractual formula intended to represent fair value on a monthly basis. The contractual formula is prepared internally within JCG’s finance organization and is reviewed by senior JCG finance personnel and JCG’s Chief Financial Officer. The analyses are also reviewed by the holders of the noncontrolling interests in Perkins. In the event either party objects to the valuation determined by the contractual formula, a valuation is obtained from a third-party investment bank agreed upon by the interested parties. JCG has not engaged a third-party investment bank for such valuation in the past but may do so in the future.

Significant unobservable inputs to the Perkins contractual formula include trailing 12-month revenues of Perkins investment products and the relative performance of Perkins investment products as compared to benchmark indices. The contractual formula applies defined revenue multiples to trailing 12-month Perkins revenues to arrive at fair value; the revenue multiples are subject to increases if certain performance targets are met. Due to the contractual nature of the formula, the revenue and performance inputs are relationally independent. The revenue multiples used in the June 30, 2013, and December 31, 2012, valuations were 3.40x and 3.43x, respectively.

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. JCG measures the fair value of goodwill and intangible assets using a discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements have been classified as Level 3. There were no remeasurements of these assets during the six months ended June 30, 2013 and 2012.

The changes in fair value of JCG’s recurring Level 3 fair value measurements are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012	2012
	Redeemable	Redeemable	Redeemable	Redeemable	Other
	noncontrolling	noncontrolling	noncontrolling	noncontrolling	investment
	interests	interests	interests	interests	securities
Beginning of period fair value	$41.5	$84.5	$42.9	$85.4	$3.2
Distributions	(1.8)	(3.7)	(4.2)	(6.0)	—
Current earnings	1.0	1.5	2.1	3.4	—
Sale of investments	—	—	—	—	(3.2)
Purchase of redeemable noncontrolling interests	—	(3.3)	—	(3.3)	—
Vesting of noncontrolling interests	—	—	1.2	1.2	—
Change in fair value	(0.4)	(13.4)	(1.7)	(15.1)	—
End of period fair value	$40.3	$65.6	$40.3	$65.6	$—

Note 5 — Debt

Debt at June 30, 2013, and December 31, 2012, consisted of the following (in millions):

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	value	value	value	value
6.119% Senior Notes due 2014	$38.9	$39.8	$38.9	$40.7
3.250% Convertible Senior Notes due 2014	56.1	62.1	154.0	176.0
6.700% Senior Notes due 2017	352.3	393.7	352.2	401.6
0.750% Convertible Senior Notes due 2018	102.1	118.4	—	—
Total	549.4	614.0	545.1	618.3
Less: Current maturities	(38.9)	(39.8)	—	—
Total long-term debt	$510.5	$574.2	$545.1	$618.3

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above, which are considered Level 2 inputs.

Exchange of Convertible Senior Notes and Loss on Early Extinguishment of Debt

On June 14, 2013, JCG entered into separate, privately negotiated exchange agreements pursuant to which $110.0 million aggregate principal amount of JCG’s existing, 3.25% Convertible Senior Notes due 2014 (“2014 Notes”) was exchanged for $116.6 million aggregate principal amount of newly issued, 0.75% Convertible Senior Notes due 2018 (“2018 Notes”). Following the exchange, $60.0 million aggregate principal amount of existing 2014 Notes remains outstanding at June 30, 2013.

The non-cash exchange of the 2018 Notes for a portion of the 2014 Notes constituted an extinguishment of debt under applicable accounting guidance. As a result of the extinguishment, JCG recognized a $12.6 million loss on early extinguishment of debt related to the settlement of the liability component of the exchanged 2014 Notes, and a $2.0 million reduction in equity related to the retirement of the conversion feature of the exchanged 2014 Notes.

0.750% Convertible Senior Notes

The 2018 Notes will pay interest semiannually at a rate of 0.75% per annum on January 15 and July 15 of each year, beginning on January 15, 2014, and will be convertible, under certain circumstances, into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at the Company’s election. The initial conversion rate of the 2018 Notes is 92.1 shares of JCG common stock per $1,000 principal amount of the 2018 Notes, which is equivalent to an initial conversion price of approximately $10.86 per share of common stock, subject to adjustment in certain circumstances. This initial conversion price represents a premium of 25% relative to the $8.69 per share closing price of JCG’s common stock on June 13, 2013, the date of pricing.

Holders may convert their 2018 Notes at their option prior to the close of business on the business day immediately preceding April 15, 2018, only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2013, if the last reported sale price of JCG’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2018 Notes for each day of such period is less than 98% of the product of the last reported sale price of JCG’s common stock and the applicable conversion rate; or (3) upon the occurrence of specified corporate events.

Because the 2018 Notes may be wholly or partially settled in cash, the liability and conversion feature components are required to be accounted for separately. The initial $102.0 million liability component was determined by discounting future contractual cash flows at a 3.5% rate, which is consistent with the estimated market interest rate for similar senior notes with no conversion option. The liability component will accrete up to the face value of $116.6 million over the five-year expected term of the 2018 Notes through interest expense. The $14.6 million initial equity component was determined as the difference between the initial liability component and the face value of the 2018 Notes and was recorded as an adjustment to equity.

Convertible Note Hedge and Warrant Transactions

In connection with the 2018 Notes issuance, JCG entered into convertible note hedge and warrant transactions which, in combination, are intended to reduce the potential for future dilution to existing shareholders by effectively increasing JCG’s conversion price of the 2018 Notes from $10.86 to $12.60 per share of common stock.

The convertible note hedge and warrant transactions consist of two separate instruments: purchased call options and the sale of warrants. The call options represent the same number of shares of JCG’s common stock underlying the 2018 Notes with a strike price of $10.86 per share of common stock, which is equal to the conversion price of the 2018 Notes. The call options cost $16.1 million. To offset the cost of the call options, JCG sold warrants to the counterparty of the call options for the same number of shares of JCG’s common stock underlying the 2018 Notes with an exercise price of $12.60 per share of common stock. The proceeds from the sale of the warrants totaled $10.5 million. The call options and warrants may be settled in cash or stock at JCG’s election.

3.250% Convertible Senior Notes

In July 2009, JCG issued $170.0 million of 2014 Notes, which pay interest at 3.25% semiannually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted. As discussed above, $110.0 million aggregate principal amount of the 2014 Notes were exchanged for the 2018 Notes, leaving $60.0 million aggregate principal amount of 2014 Notes outstanding at June 30, 2013. The 2014 Notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock at JCG’s election. The holders of the 2014 Notes have the right to require JCG to repurchase their notes for cash under certain circumstances. The original conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of 2014 Notes was most recently adjusted during the second quarter 2013 when JCG paid a quarterly cash dividend of $0.07 per share. As a result of the quarterly cash dividend paid on May 24, 2013, the conversion rate changed to 74.8 shares of JCG common stock per $1,000 principal amount of 2014 Notes, equivalent to a conversion price of approximately $13.36 per share of common stock. JCG is required to continue to adjust the conversion rate to the extent there are future dividend payments above $0.04 per share on an annual basis. The 2014 Notes are not callable by JCG. During the second quarter 2013, JCG derecognized $7.4 million and $0.6 million of unamortized debt discount and capitalized issuance costs, respectively, in conjunction with the exchange of $110.0 million aggregate principal amount of the 2014 Notes discussed above.

The 2014 Notes include an unamortized discount at June 30, 2013, of $3.9 million which will be amortized over the remaining term. Interest expense related to the 2014 Notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $3.8 million and $7.8 million for the three and six months ended June 30, 2013, respectively. Interest expense related to the 2014 Notes totaled $3.9 million and $7.7 million for the three and six months ended June 30, 2012, respectively.

Credit Facility

At June 30, 2013, JCG had a $250 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, JCG’s financing leverage ratio cannot exceed 3.00x, and its interest coverage ratio must equal or exceed 4.00x. At June 30, 2013, JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of October 14, 2014.

Capital Lease Obligations

JCG’s capital lease obligations represent leased computer equipment. The carrying values of the obligations totaled $2.2 million and $2.9 million at June 30, 2013, and December 31, 2012, respectively, and are included in other accrued liabilities and other liabilities on the Condensed Consolidated Balance Sheets. The related lease terms extend through 2017.

Note 6 — Income Tax Contingencies

As of June 30, 2013, JCG had $5.8 million of accrued reserves for income tax contingencies. JCG accrued additional reserves for income tax contingencies in the amount of $0.3 million during the three months ended June 30, 2013, creating a net tax expense of $0.2 million. JCG also decreased its income tax contingency reserves by $0.4 million and $0.6 million during the three and six months ended June 30, 2013, respectively, as a result of the expiration of statutes of limitations and audit settlements, creating a net tax benefit of $0.3 million and $0.4 million, respectively. JCG anticipates that its income tax contingency reserves will decrease by approximately $1.1 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities and other liabilities on the Condensed Consolidated Balance Sheets.

Note 7 — Noncontrolling Interests

Noncontrolling interests in net income consist of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Nonredeemable noncontrolling interests in subsidiaries	$0.2	$0.5	$0.5	$0.9
Nonredeemable noncontrolling interests in consolidated seeded investment products	(0.2)	(0.7)	0.1	1.1
Redeemable noncontrolling interests in subsidiaries	1.0	1.5	2.1	3.4
Total noncontrolling interests in net income	$1.0	$1.3	$2.7	$5.4

Noncontrolling interests on the Condensed Consolidated Balance Sheets consist of the following:

Noncontrolling Interests That Are Not Subject to Redemption Rights

Noncontrolling interests that are not subject to redemption rights totaled $29.8 million as of June 30, 2013, representing third-party investors’ ownership in consolidated seeded investment products of $26.1 million and the value of certain INTECH ownership interests held by employees of $3.7 million. Noncontrolling interests that are not subject to redemption rights totaled $17.2 million as of December 31, 2012, representing third-party investors’ ownership in consolidated seeded investment products of $12.4 million and the value of certain INTECH and Perkins ownership interests held by employees of $4.8 million. Certain of the Perkins ownership interests granted to employees became subject to redemption rights upon vesting in the first quarter 2013 at which time such interests were reclassified to redeemable noncontrolling interests.

Changes in noncontrolling interests in consolidated seeded investment products were driven by two factors: changes in the market value of the underlying seeded investment products and changes in ownership of the underlying seeded investment products.

The following table presents a rollforward of noncontrolling interests in consolidated seeded investment products (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning of period balance	$13.3	$42.2	$12.4	$29.2
Change in market value	(0.2)	(0.7)	0.1	1.1
Change in ownership	13.0	(5.9)	13.6	5.3
End of period balance	$26.1	$35.6	$26.1	$35.6

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of June 30, 2013, consisted of INTECH and Perkins interests that are currently redeemable or will become subject to redemption rights at certain future dates of $39.7 million and undistributed earnings of

$0.6 million. Redeemable noncontrolling interests as of December 31, 2012, consisted of INTECH and Perkins interests that are currently redeemable or will become subject to redemption rights at certain future dates of $40.1 million and undistributed earnings of $2.8 million.

INTECH

INTECH ownership interests held by a founding member had an estimated value of approximately $5.2 million and $4.8 million as of June 30, 2013, and December 31, 2012, respectively, representing approximately 1.0% aggregate ownership of INTECH. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interest of INTECH at fair value.

At June 30, 2013, and December 31, 2012, no ownership interests subject to redemption rights were held by other INTECH employees.

Perkins

The total Perkins noncontrolling interests subject to redemption rights had an estimated fair value of approximately $34.5 million and $35.3 million as of June 30, 2013, and December 31, 2012, respectively.

On February 1, 2013, the noncontrolling owners of Perkins (who own 22.2% of the equity units of Perkins) exercised their right to put 98% of their interests to JCG. Under the terms of the put, the noncontrolling ownership interests will be redeemed at fair value as determined six months from the date of the put exercise. The noncontrolling interests are primarily held by founding members who are not involved in the management of Perkins. Perkins management will continue to hold the majority of their interests in Perkins through senior profits interests awards or long-term incentive compensation plans. The Perkins senior profits interests awards generally receive 5% of Perkins annual taxable income and have a terminal value based on Perkins revenue and relative investment performance of products managed by Perkins. The Perkins senior profits interests awards and long-term incentive compensation plans provide active members of Perkins management an ongoing stake in the success of Perkins.

Note 8 — Long-Term Incentive Compensation

JCG generally grants annual long-term incentive awards in February of each year. JCG granted $48.4 million in long-term incentive awards during the six months ended June 30, 2013, which generally vest and will be recognized ratably over a four-year period. The 2013 awards consisted of $26.9 million of restricted stock (2.8 million shares at a weighted-average price of $9.74 per share), $21.3 million of mutual fund share awards and $0.2 million of stock option awards.

JCG records compensation expense associated with long-term incentive awards based on the amount of awards expected to vest at the end of the stated service period, comprising the total value of the awards less an estimate for forfeitures.

During the three and six months ended June 30, 2013, JCG recognized $0.4 million and $3.3 million of long-term incentive compensation expense related to mark-to-market adjustments of mutual fund share awards and deferred compensation plans, and $0.6 million and $2.6 million during the same periods in 2012, respectively.

Note 9 — Other (Expense) Income, Net

The components of other (expense) income, net are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Dividend income	$0.3	$0.4	$0.7	$0.7
Interest income	0.2	0.1	0.3	0.2
Foreign currency losses	(1.3)	(0.3)	(0.1)	(0.8)
Other, net	—	1.6	0.1	1.8
Total	$(0.8)	$1.8	$1.0	$1.9

Note 10 — Other Comprehensive Loss

Changes in accumulated other comprehensive (loss) income, net of tax, for the three and six months ended June 30, 2013 and 2012, are as follows (in millions):

	Three months ended June 30,
	2013			2012
	Unrealized gains			Unrealized gains
	(losses) on	Foreign		(losses) on	Foreign
	available-for-sale	currency		available-for-sale	currency
	securities	items	Total	securities	items	Total
Beginning balance	$1.8	$(2.3)	$(0.5)	$1.8	$(0.8)	$1.0
Other comprehensive loss before reclassifications	(0.6)	—	(0.6)	(0.7)	(0.6)	(1.3)
Amounts reclassified from accumulated other comprehensive (loss) income to:
Investment losses, net	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Net current period other comprehensive loss	(0.7)	—	(0.7)	(0.9)	(0.6)	(1.5)
Ending balance	$1.1	$(2.3)	$(1.2)	$0.9	$(1.4)	$(0.5)

	Six months ended June 30,
	2013			2012
	Unrealized gains			Unrealized gains
	(losses) on	Foreign		(losses) on	Foreign
	available-for-sale	currency		available-for-sale	currency
	securities	items	Total	securities	items	Total
Beginning balance	$1.4	$(0.8)	$0.6	$0.7	$(1.2)	$(0.5)
Other comprehensive (loss) income before reclassifications	(0.1)	—	(0.1)	0.5	(0.2)	0.3
Amounts reclassified from accumulated other comprehensive (loss) income to:
Investment losses, net	(0.2)	—	(0.2)	(0.3)	—	(0.3)
Other (expense) income, net	—	(1.5)	(1.5)	—	—	—
Net current period other comprehensive (loss) income	(0.3)	(1.5)	(1.8)	0.2	(0.2)	—
Ending balance	$1.1	$(2.3)	$(1.2)	$0.9	$(1.4)	$(0.5)

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

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2013 and 2012 (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income attributable to JCG common shareholders	$15.8	$23.4	$43.8	$46.0

Basic earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	185.0	184.0	184.9	184.0

Basic earnings per share	$0.09	$0.13	$0.24	$0.25

Diluted earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	185.0	184.0	184.9	184.0

Dilutive effect of stock options, unvested restricted stock and price-vesting units using the treasury stock method	1.2	1.4	1.1	1.4
Weighted-average diluted common shares outstanding	186.2	185.4	186.0	185.4

Diluted earnings per share	$0.08	$0.13	$0.24	$0.25

Dividends paid per share	$0.07	$0.06	$0.07	$0.11

On December 10, 2012, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share, which was paid on December 31, 2012, to stockholders of record at the close of business on December 21, 2012. This accelerated quarterly cash dividend was in place of the quarterly cash dividend scheduled to be declared in January 2013.

On April 18, 2013, JCG’s Board of Directors approved an increase of $0.01 per share, or 17%, in the Company’s regular quarterly dividend. A quarterly cash dividend of $0.07 per share was paid on May 24, 2013, to stockholders of record at the close of business on May 10, 2013. On July 22, 2013, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share. The quarterly dividend will be paid on August 23, 2013, to stockholders of record at the close of business on August 9, 2013. This quarterly rate represents an expected annualized dividend rate of $0.28 per share of common stock.

The following stock options, unvested restricted stock and price-vesting units are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Employee stock options	7.7	10.3	7.7	10.3
Other stock options	14.0	—	14.0	—
Unvested restricted stock and price-vesting units	3.3	2.9	3.3	3.5

All shares held in the JCG Employee Stock Ownership Plan are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the 2014 Notes and 2018 Notes because their effect would be anti-dilutive as the conversion criteria have not been satisfied.

Note 12 — Litigation and Other Regulatory Matters

JCG is periodically involved in various legal proceedings and other regulatory matters. At June 30, 2013, JCG had a $0.5 million litigation accrual for all pending litigation matters. Possible losses in addition to the litigation accrual cannot be currently estimated, and as such, no additional accruals have been made. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JCG’s consolidated financial condition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of JCG to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” “forecast” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Any statements that refer to expectations or other characterizations of future events, circumstances or results are forward-looking statements. These statements are based on the beliefs and assumptions of Company management based on information currently available to management.

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors specified in JCG’s Annual Report on Form 10-K for the year ended December 31, 2012, and this Quarterly Report on Form 10-Q included under headings such as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other filings and furnishings made by JCG with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. Many of these factors are beyond the control of JCG and its management. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. JCG undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by applicable law or regulation.

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

Second Quarter 2013 Summary

Average assets under management for the second quarter 2013 of $164.2 billion increased $2.4 billion, or 1.5%, over the first quarter 2013 as a result of favorable market conditions, partially offset by long-term net outflows. Second quarter 2013 revenues of $215.8 million increased $1.6 million, or 0.7%, from the first quarter 2013 due to increased investment management fee revenue driven by higher average assets under management. JCG achieved an operating margin of 27.1% and net income of $0.08 per diluted share in the second quarter 2013. Second quarter 2013 included a charge of $0.04 per share from the early extinguishment of debt associated with the exchange of $110.0 million aggregate principal amount of JCG’s 3.25% convertible senior notes due 2014 (“2014 Notes”) for $116.6 million aggregate principal amount of newly issued 0.75% convertible senior notes due 2018 (“2018 Notes”).

As a result of the exchange, JCG recognized a $12.6 million loss on early extinguishment of debt. Following the exchange, $60.0 million aggregate principal amount of the 2014 Notes remains outstanding at June 30, 2013. In conjunction with the issuance of the 2018 Notes, JCG entered into convertible note hedge and warrant transactions which, in combination, are intended to reduce the potential for future dilution to existing shareholders by effectively increasing JCG’s conversion price of the 2018 Notes from $10.86 to $12.60 per share of common stock.

The exchange takes advantage of favorable conditions in the marketplace and allows JCG to reduce its annual interest expense, extend the existing debt maturities and increase its financial flexibility. The additional financial flexibility provided by the exchange may allow JCG to retire additional existing, long-term debt obligations should the opportunity arise in the future.

Investment Performance

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices. The following table is a summary of investment performance as of June 30, 2013:

	Percentage of Mutual Fund Assets
	Outperforming Majority of Morningstar Peers (1)
	1-Year	3-Year	5-Year

Complex-wide mutual fund assets	46%	45%	48%
Fundamental equity mutual fund assets	45%	37%	40%
Fixed income mutual fund assets	54%	100%	100%

	Percentage of Strategies Outperforming Respective Benchmarks (2)
	1-Year	3-Year	5-Year

Mathematical equity strategies	33%	57%	55%

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

Assets Under Management and Flows

Total Company assets under management of $160.6 billion at June 30, 2013, increased $8.2 billion, or 5.4%, from June 30, 2012, as a result of net market appreciation of $23.1 billion, offset by long-term net outflows of $14.9 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets.

Fundamental equity long-term net outflows were $4.3 billion in the second quarter 2013 compared with long-term net outflows of $2.5 billion in the second quarter 2012.

Fixed income long-term net flows were positive for the 18th consecutive quarter, with $0.1 billion in the second quarter 2013 compared with $1.1 billion in the second quarter 2012.

Mathematical equity long-term net outflows were $1.2 billion in the second quarter 2013 compared with $2.5 billion of long-term net outflows in the second quarter 2012.

The following tables present the components of JCG’s assets under management for the three and six months ended June 30, 2013 and 2012 (in billions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning of period assets	$163.8	$164.0	$156.8	$148.2
Long-term sales:
Fundamental equity	4.1	4.2	9.4	9.4
Fixed income	3.0	3.2	6.5	6.2
Mathematical equity	0.8	0.6	1.6	1.1
Long-term redemptions:
Fundamental equity	(8.4)	(6.7)	(15.5)	(13.8)
Fixed income	(2.9)	(2.1)	(6.1)	(3.9)
Mathematical equity	(2.0)	(3.1)	(5.2)	(5.4)
Long-term net flows: (1)
Fundamental equity	(4.3)	(2.5)	(6.1)	(4.4)
Fixed income	0.1	1.1	0.4	2.3
Mathematical equity	(1.2)	(2.5)	(3.6)	(4.3)
Total long-term net flows	(5.4)	(3.9)	(9.3)	(6.4)
Net money market flows	—	(0.1)	(0.1)	(0.1)
Market/fund performance	2.2	(7.6)	13.2	10.7
End of period assets	$160.6	$152.4	$160.6	$152.4

(1) Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Average assets under management
Fundamental equity	$92.9	$90.4	$92.5	$92.4
Fixed income	27.6	22.9	27.3	22.3
Mathematical equity	42.3	40.2	41.8	40.8
Money market	1.4	1.5	1.4	1.5
Total	$164.2	$155.0	$163.0	$157.0

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Growth/Core (1)
Beginning of period assets	$57.8	$56.6	$53.8	$49.7
Sales	2.5	2.2	6.0	5.2
Redemptions	(4.6)	(3.5)	(8.0)	(7.4)
Net redemptions	(2.1)	(1.3)	(2.0)	(2.2)
Market/fund performance	1.4	(2.6)	5.3	5.2
End of period assets	$57.1	$52.7	$57.1	$52.7

Global/International
Beginning of period assets	$17.9	$21.2	$17.9	$18.4
Sales	0.5	1.0	1.4	2.0
Redemptions	(1.6)	(1.7)	(3.2)	(3.2)
Net redemptions	(1.1)	(0.7)	(1.8)	(1.2)
Market/fund performance	—	(2.9)	0.7	0.4
End of period assets	$16.8	$17.6	$16.8	$17.6

Mathematical Equity
Beginning of period assets	$41.7	$42.7	$40.2	$39.9
Sales	0.8	0.6	1.6	1.1
Redemptions	(2.0)	(3.1)	(5.2)	(5.4)
Net redemptions	(1.2)	(2.5)	(3.6)	(4.3)
Market/fund performance	0.8	(1.0)	4.7	3.6
End of period assets	$41.3	$39.2	$41.3	$39.2

Fixed Income (1)
Beginning of period assets	$27.4	$22.7	$26.4	$20.6
Sales	3.0	3.2	6.5	6.2
Redemptions	(2.9)	(2.1)	(6.1)	(3.9)
Net sales	0.1	1.1	0.4	2.3
Market/fund performance	(0.2)	—	0.5	0.9
End of period assets	$27.3	$23.8	$27.3	$23.8

Value
Beginning of period assets	$17.6	$19.3	$17.0	$18.1
Sales	1.1	1.0	2.0	2.2
Redemptions	(2.2)	(1.5)	(4.3)	(3.2)
Net redemptions	(1.1)	(0.5)	(2.3)	(1.0)
Market/fund performance	0.2	(1.1)	2.0	0.6
End of period assets	$16.7	$17.7	$16.7	$17.7

Money Market
Beginning of period assets	$1.4	$1.5	$1.5	$1.5
Sales	0.2	0.1	0.4	0.3
Redemptions	(0.2)	(0.2)	(0.5)	(0.4)
Net redemptions	—	(0.1)	(0.1)	(0.1)
Market/fund performance	—	—	—	—
End of period assets	$1.4	$1.4	$1.4	$1.4

(1)  Growth/core and fixed income assets reflect a 50%/50%  split of the Janus Balanced Fund between the two categories.

Results of Operations

Three Months Ended June 30, 2013, Compared with Three Months Ended June 30, 2012

Revenues

Investment Management Fees

Investment management fees increased $10.4 million, or 5.4%, primarily as a result of the 5.9% increase in average assets under management driven by market appreciation. Revenue increased at a lower rate than average assets primarily due to a product mix shift toward lower yielding products.

Performance Fees

Negative performance fees increased slightly and were driven by underperformance of certain mutual funds against their respective benchmarks. A summary of mutual fund and private account assets subject to performance fees as of June 30, 2013 and 2012, is as follows (in billions):

	June 30,
	2013	2012
Mutual fund assets	$52.8	$54.9
Private account assets	$11.0	$8.5

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits increased $7.8 million, or 11.7%, principally due to higher investment team incentive compensation as a result of higher operating income. The investment team incentive compensation plan is designed to link variable compensation to operating income.

Long-Term Incentive Compensation

Long-term incentive compensation decreased $1.5 million, or 9.9%, due to a decrease of $4.3 million from the vesting of awards granted in previous years and a decrease of $1.3 million as a result of JCG revising its estimate for forfeitures during the second quarter 2013. These decreases were partially offset by $2.8 million of expense from new awards granted during 2013 and an increase of $1.6 million in Perkins senior profits interests awards expense. The Perkins senior profits interests awards have a formula-driven terminal value based on the trailing 12-month revenue and relative investment performance of products advised by Perkins.

Other Non-Operating Activity

Investment Losses, Net

Net investment losses totaling $6.1 million for the second quarter 2013 primarily include $4.6 million of mark-to-market losses related to trading securities and $1.4 million of losses generated by JCG’s economic hedging strategy. The hedging strategy utilizes futures contracts and other instruments to mitigate a portion of the volatility created by the mark-to-market accounting of seed capital investments.

Loss on Early Extinguishment of Debt

JCG recognized a $12.6 million loss on early extinguishment of debt in the second quarter 2013 related to the exchange of $110.0 million aggregate principal amount of JCG’s outstanding 2014 Notes.

Income Tax Provision

JCG’s income tax provision for the three months ended June 30, 2013 and 2012, included additional tax expense of $1.5 million and $0.1 million, respectively, related to the reversal of unrealized deferred tax assets upon the expiration and vesting of certain equity-based compensation awards.

Six Months Ended June 30, 2013, Compared with Six Months Ended June 30, 2012

Revenues

Investment Management Fees

Investment management fees increased $6.6 million, or 1.7%, primarily as a result of the 3.8% increase in average assets under management driven by market appreciation. Revenue increased at a lower rate than average assets primarily due to a product mix shift toward lower yielding products.

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits increased $10.1 million, or 7.3%, principally due to higher investment team incentive compensation as a result of higher operating income.

Long-Term Incentive Compensation

Long-term incentive compensation decreased $5.3 million, or 15.2%, due to a decrease of $8.0 million from the vesting of awards granted in previous years and a decrease of $3.5 million as a result of JCG revising its forfeiture estimates. These decreases were partially offset by $5.3 million of expense from new awards granted during 2013 and an increase of $0.8 million in Perkins senior profits interests awards expense.

Other Non-Operating Activity

Investment Losses, Net

Net investment losses totaling $1.5 million for the six months ended June 30, 2013, primarily includes $8.2 million of losses generated by JCG’s economic hedging strategy on seed capital. The investment losses were partially offset by $4.5 million of mark-to-market gains related to trading securities and $1.9 million of gains from the sale of trading securities.

Loss on Early Extinguishment of Debt

During the second quarter 2013, JCG recognized a $12.6 million loss on early extinguishment of debt related to the exchange of $110.0 million aggregate principal amount of JCG’s outstanding 2014 Notes. JCG recognized a $7.2 million loss on early extinguishment of debt in the first quarter 2012 related to the repurchase of $59.4 million aggregate principal amount of JCG’s outstanding 2014 Notes and 6.70% Senior Notes due 2017.

Income Tax Provision

JCG’s income tax provision for the six months ended June 30, 2013 and 2012, included additional tax expense of $4.0 million and $2.6 million, respectively, related to the reversal of unrealized deferred tax assets upon the expiration and vesting of certain equity-based compensation awards.

Noncontrolling Interests

Noncontrolling interests in net income decreased from $5.4 million for the six months ended June 30, 2012, to $2.7 million for the comparable period in 2013 due to $1.0 million of losses associated with the noncontrolling interest in consolidated investment products, a decline of $0.9 million in the noncontrolling interest share of Perkins earnings and a decline of $0.8 million in the noncontrolling interest share of INTECH earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data for the six months ended June 30, 2013 and 2012, is as follows (in millions):

	Six months ended June 30,
	2013	2012
Cash flows provided by (used for):
Operating activities	$53.7	$66.2
Investing activities	(56.1)	(17.4)
Financing activities	(33.8)	(104.7)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	—
Net change in cash and cash equivalents	(37.7)	(55.9)
Balance beginning of period	387.0	360.0
Balance end of period	$349.3	$304.1

Operating Activities

JCG’s cash flow from operations is expected to be sufficient to fund ordinary operations and capital requirements. Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash used for investing activities for the six months ended June 30, 2013, includes purchases and sales of investments as well as seed capital derivative instruments. Purchases of investments in 2013 totaling $146.4 million include $111.7 million from the seeding of investment products and $34.7 million from purchases of derivative instruments used to economically hedge seed capital and foreign currency exposure. Seeding of investment products included a $73.7 million investment in a euro-denominated investment product. To reduce the exposure to foreign currency fluctuations, JCG has entered into foreign currency forward contracts. These contracts have not been designated as hedges for accounting purposes. Sales of investments totaling $93.9 million include $70.4 million from the sale of seeded investment products and $23.5 million related to proceeds from seed capital derivative instruments.

Cash used for investing activities for the six months ended June 30, 2012, includes purchases and sales of investments as well as economic hedging and vesting of mutual fund share awards. Purchases of investments in 2012 totaling $72.5 million include $39.7 million from the economic hedging of mutual fund share awards and $22.3 million from the seeding of investment products, while sales of investments totaling $57.9 million include $28.0 million from the sale of mutual fund share award hedge assets and $15.4 million from the sale of seeded investment products. Effective January 2013, JCG is no longer making dollar-for-dollar investments in advised mutual funds for purposes of economically hedging mutual fund share awards.

Financing Activities

Cash used for financing activities for the six months ended June 30, 2013, primarily represents $16.1 million for the purchase of a convertible note hedge, $13.3 million of dividends paid to stockholders, and $12.6 million of repurchases of common stock partially offset by $10.5 million of proceeds from the issuance of warrants.

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

Exchange of Convertible Senior Notes

On June 14, 2013, JCG entered into separate privately negotiated exchange agreements pursuant to which $110.0 million aggregate principal amount of JCG’s 2014 Notes was exchanged for $116.6 million aggregate principal amount of newly issued 2018 Notes. Following these transactions, $60.0 million of existing 2014 Notes remain outstanding at June 30, 2013.

The 2018 Notes will pay interest semiannually at a rate of 0.75% per annum on January 15 and July 15 of each year, beginning on January 15, 2014 and will be convertible, under certain circumstances, into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at the Company’s election. The initial conversion rate of 2018 Notes is 92.1 shares of JCG common stock per $1,000 principal amount of 2018 Notes, which is equivalent to an initial conversion price of approximately $10.86 per share of common stock, subject to adjustment in certain circumstances. The initial conversion price represents a premium of 25% relative to the $8.69 per share closing price of JCG’s common stock on June 13, 2013, the date of pricing. The 2018 Notes will mature on July 15, 2018, unless earlier converted or repurchased.

Convertible Note Hedge and Warrant Transactions

In connection with the 2018 Notes issuance, JCG entered into convertible note hedge and warrant transactions which, in combination, are intended to reduce the potential for future dilution to existing shareholders by effectively increasing JCG’s conversion price of the 2018 Notes from $10.86 to $12.60 per share of common stock.

The convertible note hedge and warrant transactions consist of two separate instruments: purchased call options and the sale of warrants. The call options represent the same number of shares of JCG’s common stock underlying the 2018 Notes with a strike price of $10.86 per share of common stock, which is equal to the conversion price of the 2018 Notes. The call options cost $16.1 million. To offset the cost of the call options, JCG sold warrants to the counterparty of the call options for the same number of shares of JCG’s common stock underlying the 2018 Notes with an exercise price of $12.60 per share of common stock. The proceeds from the sale of the warrants totaled $10.5 million. The call options and warrants may be settled in cash or stock at JCG’s election.

Dividends

On December 10, 2012, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share, which was paid on December 31, 2012, to stockholders of record at the close of business on December 21, 2012. This accelerated quarterly cash dividend was in place of the quarterly cash dividend scheduled to be declared in January 2013.

On April 18, 2013, JCG’s Board of Directors approved an increase of $0.01 per share, or 17%, in the Company’s regular quarterly dividend. A quarterly cash dividend of $0.07 per share was paid on May 24, 2013, to stockholders of record at the close of business on May 10, 2013. On July 22, 2013, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share. The quarterly dividend will be paid on August 23, 2013, to stockholders of record at the close of business on August 9, 2013. This quarterly rate represents an expected annualized dividend rate of $0.28 per share of common stock.

The payment of cash dividends is within the discretion of JCG’s Board of Directors and depends on many factors, including, but not limited to, JCG’s results of operations, financial condition, capital requirements, restrictions imposed by financing agreements, general business conditions and legal requirements.

Potential Repurchase of Debt Securities

JCG may seek to retire or purchase its outstanding debt or equity securities through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, JCG’s liquidity requirements, contractual restrictions and other factors.

Other Sources of Liquidity

Credit Facility

At June 30, 2013, JCG had a $250 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At June 30, 2013, JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of October 14, 2014.

The covenants and the calculation of the ratios, as defined in the Credit Facility, were as follows (in millions):

Last four quarters ended June 30, 2013

Net income attributable to JCG	$100.1
Add back:
Interest expense	44.4
Income tax provision	67.6
Depreciation and amortization	37.2
Noncash amortization of long-term incentive compensation	61.4
Unrealized gains or losses on investments	(23.0)
Other nonrecurring cash charges	1.6
Cash paid for deferred commissions and mutual fund share awards	(42.5)
Adjusted net income	$246.8

Debt (including capital leases)	$551.6

Leverage Ratio (Debt divided by adjusted net income)	2.24
Cannot exceed 3.00x

Interest Coverage Ratio
(Adjusted net income divided by last four quarters cash interest expense)	7.1
Must equal or exceed 4.00x

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

JCG has had no material changes in its exposure to market risks from that previously reported in JCG’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.     Controls and Procedures

As of June 30, 2013, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by JCG to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Messrs. Weil and Koepfgen concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2013 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I, Item 1. Financial Statements, Note 12 — Litigation and Other Regulatory Matters.

Item 1A.     Risk Factors

JCG has had no material changes in its risk factors from those previously reported in JCG’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

JCG’s Board of Directors authorized five separate $500 million share repurchase programs beginning in July 2004 with the most recent authorization in July 2008. JCG did not repurchase any of its common stock from the end of 2008 through the end of 2011.

As part of its capital and liquidity management, JCG resumed stock repurchases in the first quarter 2012 with the intention to offset dilution resulting from awards of stock-based compensation. During the six months ended June 30, 2013, JCG repurchased 1,413,283 shares of its common stock at an average price of $8.93 per share and a total cost of $12.6 million.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (end of month)
January	—	$—	—	$504 million
February	61,260	$9.26	61,260	$503 million
March	315,089	$9.48	315,089	$500 million
April	373,180	$8.90	373,180	$497 million
May	381,182	$8.75	381,182	$493 million
June	282,572	$8.51	282,572	$491 million
Total	1,413,283	$8.93	1,413,283

Item 6.     Exhibits

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Bruce L. Koepfgen, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: July 25, 2013

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