Form 10-Q
period 2013-09-30
JANUS CAPITAL GROUP INC
filed 2013-10-24
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐                    No ☒

As of October 18, 2013, there were 189,111,260 shares of the Company’s common stock, $0.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	September 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$358.2	$387.0
Investment securities	434.4	350.5
Accounts receivable	98.1	100.2
Income taxes receivable	10.2	3.5
Other current assets	35.3	47.2
Total current assets	936.2	888.4

Other assets:
Property and equipment, net	29.8	33.3
Intangible assets, net	1,233.1	1,242.3
Goodwill	488.2	488.2
Other assets	6.6	8.2

Total assets	$2,693.9	$2,660.4

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$4.2	$3.7
Accrued compensation and benefits	80.0	91.2
Current portion of long-term debt	95.9	—
Other accrued liabilities	55.8	64.6
Total current liabilities	235.9	159.5

Other liabilities:
Long-term debt	447.1	545.1
Deferred income taxes	439.3	436.0
Other liabilities	50.6	41.8
Total liabilities	1,172.9	1,182.4

Commitments and contingencies

Redeemable noncontrolling interests	7.1	42.9

Equity:
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 265,500,708 and 265,500,708 shares issued, respectively; 189,347,010 and 187,522,000 shares outstanding, respectively)	1.9	1.9
Retained earnings	1,475.1	1,415.4
Accumulated other comprehensive (loss) income, net of tax	(1.2)	0.6
Total JCG stockholders’ equity	1,475.8	1,417.9
Noncontrolling interests	38.1	17.2
Total equity	1,513.9	1,435.1

Total liabilities and equity	$2,693.9	$2,660.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:
Investment management fees	$204.0	$194.1	$605.0	$588.5
Performance fees	(22.0)	(20.9)	(63.7)	(61.8)
Shareowner servicing fees and other	35.7	35.8	106.4	106.7
Total	217.7	209.0	647.7	633.4

Operating expenses:
Employee compensation and benefits	73.3	70.8	222.0	209.4
Long-term incentive compensation	15.8	16.2	45.3	51.0
Marketing and advertising	4.6	5.4	14.3	16.3
Distribution	30.8	32.3	94.0	96.0
Depreciation and amortization	7.1	9.9	21.9	26.0
General, administrative and occupancy	27.1	26.5	78.1	78.2
Total	158.7	161.1	475.6	476.9

Operating income	59.0	47.9	172.1	156.5

Interest expense	(9.5)	(11.1)	(31.7)	(33.9)
Investment gains, net	7.9	7.6	6.4	6.9
Other income, net	0.8	0.3	1.8	2.2
Loss on early extinguishment of debt	(0.9)	—	(13.5)	(7.2)
Income before taxes	57.3	44.7	135.1	124.5

Income tax provision	(21.7)	(17.0)	(53.0)	(45.4)

Net income	35.6	27.7	82.1	79.1
Noncontrolling interests	(3.0)	(2.6)	(5.7)	(8.0)

Net income attributable to JCG	$32.6	$25.1	$76.4	$71.1

Earnings per share attributable to JCG common shareholders:
Basic	$0.18	$0.14	$0.41	$0.39
Diluted	$0.17	$0.14	$0.41	$0.38

Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities	$0.7	$0.1	$0.6	$0.6
Foreign currency items	—	0.3	—	0.1
Reclassifications for items included in net income	(0.7)	0.2	(2.4)	(0.1)
Other comprehensive income (loss), net of tax	—	0.6	(1.8)	0.6
Comprehensive income	35.6	28.3	80.3	79.7
Comprehensive income attributable to noncontrolling interests	(3.0)	(2.6)	(5.7)	(8.0)
Comprehensive income attributable to JCG	$32.6	$25.7	$74.6	$71.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended
	September 30,
	2013	2012
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$82.1	$79.1
Adjustments to net income:
Depreciation and amortization	21.9	26.0
Deferred income taxes	13.5	12.1
Amortization of stock-based compensation	18.5	22.5
Investment gains, net	(6.4)	(6.9)
Amortization of debt discount and deferred issuance costs	7.9	8.4
Loss on early extinguishment of debt	13.5	7.2
Payment of deferred commissions, net	(3.3)	(3.9)
Other, net	(1.0)	0.3
Changes in working capital items:
Accounts receivable	2.6	5.2
Other current assets	(6.6)	6.8
Accounts payable and accrued compensation payable	(5.1)	(8.7)
Other liabilities	(5.6)	(6.6)
Net operating activities	132.0	141.5

Investing activities:
Purchase of property and equipment	(5.0)	(4.4)
Purchase of investment securities	(167.8)	(96.4)
Proceeds from sales and maturities of investment securities	112.2	69.5
Net investing activities	(60.6)	(31.3)

Financing activities:
Proceeds from issuance of stock warrants	10.5	—
Purchase of convertible note hedge	(16.1)	—
Debt issuance costs	(3.3)	—
Repayment of long-term debt	(8.9)	(65.8)
Purchase of noncontrolling interests	(34.1)	(6.5)
Proceeds from stock plans	7.1	5.3
Proceeds from stock option issuance	—	4.9
Excess tax benefit from equity-based compensation	1.6	1.3
Repurchase of common stock	(22.2)	(14.9)
Distributions to noncontrolling interests	(5.9)	(9.1)
Principal payments under capital lease obligations	(0.8)	(0.8)
Dividends paid to shareholders	(26.5)	(31.9)
Net financing activities	(98.6)	(117.5)

Cash and cash equivalents:
Effect of exchange rate changes	(1.6)	—
Net change	(28.8)	(7.3)
At beginning of period	387.0	360.0
At end of period	$358.2	$352.7

Supplemental cash flow information:
Cash paid for interest	$18.4	$19.9
Cash paid for income taxes	$46.2	$27.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

				Accumulated
				other	Nonredeemable
		Common	Retained	comprehensive	noncontrolling	Total
	Shares	stock	earnings	income (loss)	interests	equity

Balance at December 31, 2011	187.0	$1.9	$1,311.8	$(0.5)	$35.9	$1,349.1
Net income			71.1		1.4	72.5
Other comprehensive income				0.6		0.6
Amortization of stock-based compensation			20.5		3.5	24.0
Issuance and forfeitures of restricted stock awards, net	1.3	—				—
Stock option exercises and employee stock purchases	0.9	—	5.3			5.3
Stock option issuance			4.9			4.9
Change in noncontrolling interests in consolidated investment products					(16.5)	(16.5)
Distributions to noncontrolling interests					(1.8)	(1.8)
Change in fair value of redeemable noncontrolling interests			22.1			22.1
Vesting of noncontrolling interests					(1.2)	(1.2)
Purchase of noncontrolling interests					(0.6)	(0.6)
Common stock repurchases	(1.8)	—	(14.9)			(14.9)
Common stock dividends			(31.9)			(31.9)
Balance at September 30, 2012	187.4	$1.9	$1,388.9	$0.1	$20.7	$1,411.6

Balance at December 31, 2012	187.5	$1.9	$1,415.4	$0.6	$17.2	$1,435.1
Net income			76.4		0.8	77.2
Other comprehensive loss				(1.8)		(1.8)
Amortization of stock-based compensation			16.1		1.7	17.8
Issuance and forfeitures of restricted stock awards, net	3.0	—				—
Stock option exercises and employee stock purchases	1.3	—	7.1			7.1
Convertible senior notes issuance			14.7			14.7
Extinguishment of convertible senior notes			(2.0)			(2.0)
Convertible note hedge issuance			(16.1)			(16.1)
Stock warrants issuance			10.5			10.5
Change in noncontrolling interests in consolidated investment products					21.5	21.5
Distributions to noncontrolling interests					(1.6)	(1.6)
Change in fair value of redeemable noncontrolling interests			1.7			1.7
Vesting of noncontrolling interests					(1.2)	(1.2)
Purchase of noncontrolling interests					(0.3)	(0.3)
Common stock repurchases	(2.5)	—	(22.2)			(22.2)
Common stock dividends			(26.5)			(26.5)
Balance at September 30, 2013	189.3	$1.9	$1,475.1	$(1.2)	$38.1	$1,513.9

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

Note 2 — Recent Accounting Guidance

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income”. The ASU requires an entity to disclose changes in accumulated other comprehensive income (“OCI”) balances by component and disaggregate the total change between current period OCI and reclassification adjustments. For significant reclassifications out of accumulated OCI, an entity is required to identify each line item affected by the reclassification in the notes to the financial statements or on the statement where net income is presented. The ASU is effective for JCG’s fiscal period beginning January 1, 2013. JCG adopted ASU No. 2013-02 on January 1, 2013, and added related disclosure in Note 10 — Accumulated Other Comprehensive (Loss) Income.

Note 3 — Investment Securities

JCG’s investment securities as of September 30, 2013, and December 31, 2012, are summarized as follows (in millions):

	September 30,	December 31,
	2013	2012
Trading securities:
Seeded investment products	$338.9	$219.5
Investments in advised mutual funds	58.4	89.0
Deferred compensation plans	13.8	11.9
Total trading securities	411.1	320.4
Available-for-sale securities:
Seeded investment products	23.3	30.1
Total investment securities	$434.4	$350.5

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

At September 30, 2013, seeded investment products represented $257.4 million in 13 mutual funds advised by JCG and $81.5 million in 27 separately managed accounts. At December 31, 2012, seeded investment products represented $155.3 million in 18 mutual funds advised by JCG and $64.2 million in 25 separately managed accounts.

JCG recognized $14.5 million and $13.5 million of gains related to trading securities that were still held as of the reporting date for the nine months ended September 30, 2013 and 2012, respectively.

Available-for-Sale Securities

At September 30, 2013, and December 31, 2012, seeded investment products advised by JCG classified as available-for-sale securities represented $23.3 million held in 37 mutual funds and $30.1 million held in 31 mutual funds, respectively.

The following is a summary of the cost, gross unrealized gains and losses, and estimated fair value of seeded investment products classified as available-for-sale securities at September 30, 2013, and December 31, 2012 (in millions):

	September 30,	December 31,
	2013	2012
Cost basis	$21.1	$32.2
Gross unrealized gains	2.3	1.0
Gross unrealized losses	(0.1)	(3.1)
Estimated fair value	$23.3	$30.1

The gross unrealized gains and losses in seeded investment products were recognized as components of other comprehensive income (loss), net of tax on the Condensed Consolidated Statements of Comprehensive Income. JCG reviewed the gross unrealized losses and determined that the losses were not other-than-temporary. No other-than-temporary impairment charges were recognized in the three and nine months ended September 30, 2013 and 2012.

Realized gains and losses related to the disposition of seeded investment products classified as available-for-sale securities were recognized in investment gains, net on the Condensed Consolidated Statements of Comprehensive Income. The following is a summary of realized gains and losses upon disposition of seeded investment products classified as available-for-sale securities for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Realized gains	$1.8	$—	$2.6	$0.6
Realized losses	(0.5)	(0.6)	(1.1)	(0.6)
Net realized gains (losses)	$1.3	$(0.6)	$1.5	$—

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of its seed investments. Fluctuations in equity markets, credit markets and foreign currency markets are hedged by using index swaps, futures contracts and forward contracts, respectively. As of September 30, 2013, JCG had six index swap positions with a notional value of $182.5 million, six futures contract positions with a notional value of $84.1 million and four foreign currency forward contract positions with a notional value of $81.6 million.

These instruments are not designated as hedges for accounting purposes. The index swaps and futures contracts are settled daily, and settlement amounts are recognized in investment gains, net on the Condensed Consolidated Statements of Comprehensive Income. The fair value of the foreign currency forward contracts as of September 30, 2013, and December 31, 2012, was $(2.6) million and $(0.2) million, respectively, and is netted against associated cash collateral within other current assets on the Condensed Consolidated Balance Sheets. Fair value adjustments for the foreign currency forward contracts are recognized in other income, net on the Condensed Consolidated Statements of Comprehensive Income.

JCG recognized the following net gains on hedged seed investments and net losses on associated index swaps and futures contracts for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Hedged seed investments classified as trading securities	$15.4	$4.8	$18.6	$9.4
Hedged seed investments classified as available-for-sale securities	0.6	—	0.6	—
Total hedged seed investments	16.0	4.8	19.2	9.4
Futures contracts	(13.7)	(5.0)	(20.5)	(10.1)
Index swaps	(0.7)	—	(2.1)	—
Total	$1.6	$(0.2)	$(3.4)	$(0.7)

JCG recognized the following net gains on hedged trading securities denominated in a foreign currency and net losses on associated foreign currency forward contracts for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net losses in net income related to:
Translation gains	$3.4	$0.1	$2.7	$—
Foreign currency forward contracts	(3.7)	(0.2)	(2.9)	—
Total	$(0.3)	$(0.1)	$(0.2)	$—

Investment Gains, Net

Investment gains, net on the Condensed Consolidated Statements of Comprehensive Income includes the following for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Seeded investment products	$17.4	$8.7	$18.0	$15.3
Noncontrolling interests in seeded investment products	2.0	0.6	2.1	1.7
Investments in advised mutual funds	2.2	3.3	7.0	6.1
Futures contracts and index swaps	(14.4)	(5.0)	(22.6)	(10.1)
Economic hedges for deferred compensation plans	0.7	—	1.9	—
Other	—	—	—	(6.1)
Investment gains, net	$7.9	$7.6	$6.4	$6.9

Purchases, Sales and Maturities

Cash flows related to investment securities for the three and nine months ended September 30, 2013 and 2012, are summarized as follows (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities
Trading securities	$(2.1)	$2.2	$(16.4)	$6.9	$(113.5)	$62.5	$(77.9)	$51.4
Available-for-sale securities	(0.1)	8.1	(0.1)	2.9	(0.4)	18.2	(0.8)	8.0
Seed capital derivative instruments	(19.2)	8.0	(7.4)	1.8	(53.9)	31.5	(17.7)	10.1
Total cash flows	$(21.4)	$18.3	$(23.9)	$11.6	$(167.8)	$112.2	$(96.4)	$69.5

Note 4 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests measured or disclosed at fair value on a recurring basis as of September 30, 2013 (in millions):

	Fair Value Measurements Using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$—	$179.3	$—	$179.3

Trading securities:
Seeded investment products	245.6	93.3	—	338.9
Investments in advised mutual funds	58.4	—	—	58.4
Deferred compensation plans hedge assets	13.8	—	—	13.8

Available-for-sale securities:
Seeded investment products	5.3	18.0	—	23.3
Total investment securities	323.1	111.3	—	434.4
Total assets	$323.1	$290.6	$—	$613.7
Liabilities:
Current portion of long-term debt	$—	$100.1	$—	$100.1
Long-term debt	—	507.2	—	507.2
Foreign currency forward contracts	—	2.6	—	2.6
Total liabilities	$—	$609.9	$—	$609.9

Redeemable noncontrolling interests	$—	$—	$7.1	$7.1

The following table presents assets, liabilities and redeemable noncontrolling interests measured or disclosed at fair value on a recurring basis as of December 31, 2012 (in millions):

	Fair Value Measurements Using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$—	$250.1	$—	$250.1

Trading securities:
Seeded investment products	74.2	145.3	—	219.5
Investments in advised mutual funds	89.0	—	—	89.0
Deferred compensation plans hedge assets	11.9	—	—	11.9

Available-for-sale securities:
Seeded investment products	7.5	22.6	—	30.1
Total investment securities	182.6	167.9	—	350.5
Total assets	$182.6	$418.0	$—	$600.6
Liabilities:
Long-term debt	$—	$618.3	$—	$618.3
Foreign currency forward contracts	—	0.1	—	0.1
Total liabilities	$—	$618.4	$—	$618.4

Redeemable noncontrolling interests	$—	$—	$42.9	$42.9

JCG’s Level 1 fair value measurements consist of trading securities and available-for-sale securities with quoted market prices in active markets. The majority of investment securities classified as Level 2 are debt securities with values derived from evaluated pricing by independent third-party providers. Short-term securities with maturities of 60 days or less are valued at amortized cost, which approximates market value, and are also categorized as Level 2 in the hierarchy. The underlying securities of mutual funds and separate accounts may be denominated in a foreign currency. In some cases, the closing price of such securities may be adjusted to capture the effects of any post-closing activity impacting the markets in which they trade. Security prices are adjusted based upon historical impacts for similar post-close activity. These adjustments result in the securities being classified as Level 2 and may also result in movements of securities between Level 1 and Level 2.

Transfers between Level 1 and Level 2 classifications for the nine months ended September 30, 2013 and 2012, are summarized as follows (in millions):

	September 30,
	2013	2012
Transfers from Level 1 to Level 2	$—	$—
Transfers from Level 2 to Level 1	$13.4	$4.9

Transfers from Level 2 to Level 1 primarily represented foreign securities whose quoted market prices no longer required adjustment for subsequent fluctuations in active markets. Transfers are generally recognized at the end of each reporting period.

JCG’s Level 3 recurring fair value measurements represent redeemable noncontrolling interests in INTECH Investment Management LLC (“INTECH”) and Perkins Investment Management LLC (“Perkins”).

Redeemable noncontrolling interests in INTECH are measured at fair value on an annual basis, or more frequently if events or circumstances indicate that material change in the fair value of INTECH has occurred. The fair value of INTECH is determined using a discounted cash flow methodology with probability-weighted scenarios. Discounted cash flow analyses are prepared internally within JCG’s finance organization by personnel with appropriate valuation experience and credentials. In preparing the analyses, JCG benchmarks valuation metrics such as multiples of earnings against recent market transactions of a similar size and nature to ensure that the estimates are reasonable. The analyses are reviewed by senior JCG finance personnel and JCG’s Chief Financial Officer. The analyses may also be reviewed by the holders of the noncontrolling interests in INTECH. If the analyses are reviewed by the holders of the noncontrolling interests in INTECH and the valuation is agreed to by both JCG and the holders of noncontrolling interests, JCG utilizes the analyses to value the redeemable noncontrolling interests. If the holders of noncontrolling interests object to the analyses, a valuation is obtained from a third-party investment bank agreed upon by the interested parties. JCG has engaged a third-party investment bank for such valuation in the past and may do so again in the future.

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

Inputs to the Perkins contractual formula include trailing 12-month revenues of Perkins investment products and the relative performance of Perkins investment products as compared to benchmark indices. The contractual formula applies defined revenue multiples to trailing 12-month Perkins revenues to arrive at fair value; the revenue multiples are subject to increases if certain performance targets are met. Due to the contractual nature of the formula, the revenue and performance inputs are relationally independent. The revenue multiples used in the September 30, 2013, and December 31, 2012, valuations were 3.39x and 3.43x, respectively.

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. JCG measures the fair value of goodwill and intangible assets using a discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements have been classified as Level 3. There were no remeasurements of these assets during the nine months ended September 30, 2013 and 2012.

The changes in fair value of JCG’s recurring Level 3 fair value measurements are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012	2012
	Redeemable	Redeemable	Redeemable	Redeemable	Other
	noncontrolling	noncontrolling	noncontrolling	noncontrolling	investment
	interests	interests	interests	interests	securities
Beginning of period fair value	$40.3	$65.6	$42.9	$85.4	$3.2
Distributions	(0.1)	(1.3)	(4.3)	(7.3)	—
Current earnings	0.7	1.5	2.8	4.9	—
Sale of investments	—	—	—	—	(3.2)
Purchase of redeemable noncontrolling interests (1)	(33.8)	(2.6)	(33.8)	(5.9)	—
Vesting of noncontrolling interests	—	—	1.2	1.2	—
Change in fair value	—	(7.0)	(1.7)	(22.1)	—
End of period fair value	$7.1	$56.2	$7.1	$56.2	$—

(1)         Refer to Note 7— Noncontrolling Interests for information regarding the redemption of certain Perkins ownership units.

Note 5 — Debt

Debt at September 30, 2013, and December 31, 2012, consisted of the following (in millions):

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	value	value	value	value
6.119% Senior Notes due 2014	$38.9	$39.8	$38.9	$40.7
3.250% Convertible Senior Notes due 2014	57.0	60.3	154.0	176.0
6.700% Senior Notes due 2017	344.4	384.9	352.2	401.6
0.750% Convertible Senior Notes due 2018	102.7	122.3	—	—
Total	543.0	607.3	545.1	618.3
Less: Current maturities	(95.9)	(100.1)	—	—
Total long-term debt	$447.1	$507.2	$545.1	$618.3

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above, which are considered Level 2 inputs.

Partial Buyback of 6.700% Senior Notes and Loss on Early Extinguishment of Debt

On August 30, 2013, JCG repurchased on the open market $8.0 million aggregate principal amount of the Company’s outstanding 6.70% Senior Notes due 2017 (“2017 Notes”) for $8.9 million in cash. JCG recognized a loss of $0.9 million on the repurchase.

Exchange of Convertible Senior Notes and Loss on Early Extinguishment of Debt

On June 14, 2013, JCG entered into separate, privately negotiated exchange agreements pursuant to which $110.0 million aggregate principal amount of JCG’s existing, 3.25% Convertible Senior Notes due 2014 (“2014 Notes”) was exchanged for $116.6 million aggregate principal amount of newly issued, 0.75% Convertible Senior Notes due 2018 (“2018 Notes”). Immediately following the exchange, $60.0 million aggregate principal amount of existing 2014 Notes remained outstanding.

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

0.750% Convertible Senior Notes

The 2018 Notes pay interest semiannually at a rate of 0.75% per annum on January 15 and July 15 of each year, beginning on January 15, 2014, and will be convertible, under certain circumstances, into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at the Company’s election. The initial conversion rate of the 2018 Notes is 92.1 shares of JCG common stock per $1,000 principal amount of the 2018 Notes, which is equivalent to an initial conversion price of approximately $10.86 per share of common stock, subject to adjustment in certain circumstances. This initial conversion price represents a premium of 25% relative to the $8.69 per share closing price of JCG’s common stock on June 13, 2013, the date of pricing.

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

The 2018 Notes include an unamortized discount at September 30, 2013 of $13.9 million, which will be amortized over the remaining term. Interest expense related to the 2018 Notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $1.0 million and $1.1 million for the three and nine months ended September 30, 2013, respectively.

Convertible Note Hedge and Warrant Transactions

In connection with the 2018 Notes issuance, JCG entered into convertible note hedge and warrant transactions which, in combination, are intended to reduce the potential for future dilution to existing shareholders by effectively increasing the conversion price of the 2018 Notes to JCG from $10.86 to $12.60 per share of common stock.

The convertible note hedge and warrant transactions consist of two separate instruments: purchased call options and the sale of warrants. The call options represent the same number of shares of JCG’s common stock underlying the 2018 Notes with a strike price of $10.86 per share of common stock, which is equal to the conversion price of the 2018 Notes. The call options cost $16.1 million. To offset the cost of the call options, JCG sold warrants to the counterparty of the call options for the same number of shares of JCG’s common stock underlying the 2018 Notes with an exercise price of $12.60 per share of common stock. The proceeds from the sale of the warrants totaled $10.5 million. The call options and warrants may be settled in cash or stock at JCG’s election. The instruments are indexed to JCG’s equity and may potentially settle in JCG stock. Accordingly, the Company recorded the $5.6 million net cost of the instruments as a reduction in equity, and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.

3.250% Convertible Senior Notes

In July 2009, JCG issued $170.0 million of 2014 Notes, which pay interest at 3.25% semiannually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted. As discussed above, $110.0 million aggregate principal amount of the 2014 Notes was exchanged for the 2018 Notes, leaving $60.0 million aggregate principal amount of 2014 Notes outstanding. The 2014 Notes are convertible under certain circumstances into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock at JCG’s election. The holders of the 2014 Notes have the right to require JCG to repurchase their notes for cash under certain circumstances. The original conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of 2014 Notes was most recently adjusted during the third quarter 2013 when JCG paid a quarterly cash dividend of $0.07 per share. As a result of the quarterly cash dividend paid on August 23, 2013, the conversion rate changed to 75.4 shares of JCG common stock per $1,000 principal amount of 2014 Notes, equivalent to a conversion price of approximately $13.26 per share of common stock. JCG is required to continue to adjust the conversion rate to the extent there are future dividend payments above $0.04 per share on an annual basis. The 2014 Notes are not callable by JCG. During the second quarter 2013, JCG derecognized $7.4 million and $0.6 million of unamortized debt discount and capitalized issuance costs, respectively, in conjunction with the exchange of $110.0 million aggregate principal amount of the 2014 Notes discussed above.

The 2014 Notes include an unamortized discount at September 30, 2013, of $3.0 million, which will be amortized over the remaining term. Interest expense related to the 2014 Notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $1.5 million and $9.3 million for the three and nine months ended September 30, 2013, respectively. Interest expense related to the 2014 Notes totaled $3.9 million and $11.6 million for the three and nine months ended September 30, 2012, respectively.

Credit Facility

At September 30, 2013, JCG had a $250 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, JCG’s financing leverage ratio cannot exceed 3.00x, and its interest coverage ratio must equal or exceed 4.00x. At September 30, 2013, JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of October 14, 2014.

Capital Lease Obligations

JCG’s capital lease obligations represent leased computer equipment. The carrying values of the obligations totaled $2.1 million and $2.9 million at September 30, 2013, and December 31, 2012, respectively, and are included in other accrued liabilities and other liabilities on the Condensed Consolidated Balance Sheets. The related lease terms extend through 2017.

Note 6 — Income Taxes

JCG’s provision for income taxes was $21.7 million and $17.0 million, or 37.8% and 38.0% of income before taxes, for the three months ended September 30, 2013 and 2012, respectively. The provision for income taxes was $53.0 million and $45.4 million, or 39.2% and 36.5% of income before taxes, for the nine months ended September 30, 2013 and 2012, respectively. The Company’s effective tax rate for the nine month period ending September 30, 2013 increased by 2.7% due largely to the reversal of unrealized deferred tax assets upon the expiration and vesting of certain equity-based compensation awards.

As of September 30, 2013, JCG had $6.0 million of accrued reserves for income tax contingencies. JCG accrued additional reserves for income tax contingencies in the amount of $0.3 million during the three months ended September 30, 2013, creating a net tax expense of $0.2 million. JCG also decreased its income tax contingency reserves by $0.1 million and $0.7 million during the three and nine months ended September 30, 2013, respectively, as a result of the expiration of statutes of limitations and audit settlements, creating a net tax benefit of $0.1 million and $0.5 million, respectively. JCG anticipates that its income tax contingency reserves will decrease by approximately $1.2 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities and other liabilities on the Condensed Consolidated Balance Sheets.

Note 7 — Noncontrolling Interests

Noncontrolling interests in net income consist of the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Nonredeemable noncontrolling interests in subsidiaries	$0.3	$0.5	$0.8	$1.4
Nonredeemable noncontrolling interests in consolidated seeded investment products	2.0	0.6	2.1	1.7
Redeemable noncontrolling interests in subsidiaries	0.7	1.5	2.8	4.9

Total noncontrolling interests in net income	$3.0	$2.6	$5.7	$8.0

Noncontrolling interests on the Condensed Consolidated Balance Sheets consist of the following:

Nonredeemable Noncontrolling Interests

Noncontrolling interests that are not subject to redemption rights include, or have included, employee ownership interests in two of JCG’s subsidiaries, INTECH and Perkins, and third-party investors’ ownership in consolidated seeded investment products. Certain of the Perkins ownership interests granted to employees became subject to redemption rights upon vesting in the first quarter 2013 at which time such interests were reclassified to redeemable noncontrolling interests.

Nonredeemable noncontrolling interests as of September 30, 2013, and December 31, 2012, are summarized as follows (in millions):

	September 30, 2013	December 31, 2012
Nonredeemable noncontrolling interests in consolidated seeded investment products	$33.9	$12.4
Nonredeemable noncontrolling interests in subsidiaries	4.2	4.8
Total nonredeemable noncontrolling interests	$38.1	$17.2

Changes in noncontrolling interests in consolidated seeded investment products are driven by two factors: changes in the market value of the underlying seeded investment products and changes in ownership of the underlying seeded investment products.

The following table presents a rollforward of noncontrolling interests in consolidated seeded investment products (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Beginning of period balance	$26.1	$35.6	$12.4	$29.2
Change in market value	2.0	0.6	2.1	1.7
Change in ownership	5.8	(23.6)	19.4	(18.3)
End of period balance	$33.9	$12.6	$33.9	$12.6

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests consist of INTECH and Perkins interests that are currently redeemable or will become subject to redemption rights at certain future dates. Also included are undistributed earnings due to the redeemable noncontrolling interests. As of September 30, 2013, and December 31, 2012, redeemable noncontrolling interests are summarized as follows (in millions):

	September 30, 2013	December 31, 2012
Redeemable noncontrolling interest in subsidiaries	$5.8	$40.1
Undistributed earnings	1.3	2.8
Total redeemable noncontrolling interests	$7.1	$42.9

INTECH

INTECH ownership interests held by a founding member had an estimated value of approximately $5.2 million and $4.8 million as of September 30, 2013, and December 31, 2012, respectively, representing approximately 1.0% aggregate ownership of INTECH for both periods. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interest of INTECH at fair value.

At September 30, 2013, and December 31, 2012, no ownership interests subject to redemption rights were held by other INTECH employees.

Perkins

The total Perkins noncontrolling interests subject to redemption rights had an estimated fair value of approximately $0.6 million and $35.3 million as of September 30, 2013, and December 31, 2012, respectively.

On February 1, 2013, the noncontrolling owners of Perkins (who then owned 22.2% of the equity units of Perkins) exercised their right to put 98% of their equity units to JCG. Under the terms of the put, the noncontrolling ownership units were redeemed at fair value of $33.8 million as determined on August 31, 2013, six full months following the month of the put exercise. The fair value of the ownership units was based on a contractual formula driven by revenue and investment performance of products managed by Perkins.

The noncontrolling interests were primarily held by founding members who are not involved in the management of Perkins. Perkins management continue to hold the majority of their interests in Perkins through senior profits interests awards and long-term incentive compensation plans. The Perkins senior profits interests awards generally receive 5% of Perkins annual taxable income and have a terminal value based on Perkins revenue and relative investment performance of products managed by Perkins. The Perkins senior profits interests awards and long-term incentive compensation plans provide active members of Perkins management an ongoing stake in the success of Perkins.

Note 8 — Long-Term Incentive Compensation

JCG generally grants annual long-term incentive awards in February of each year. JCG granted $55.8 million in long-term incentive awards during the nine months ended September 30, 2013, which generally vest and will be recognized ratably over a four-year period. The 2013 awards consisted of $33.4 million of restricted stock (3.5 million shares at a weighted-average price of $9.55 per share), $22.2 million of mutual fund share awards and $0.2 million of stock option awards.

JCG records compensation expense associated with long-term incentive awards based on the amount of awards expected to vest at the end of the stated service period, comprising the total value of the awards less an estimate for forfeitures.

During the three and nine months ended September 30, 2013, JCG recognized $2.4 million and $5.7 million of long-term incentive compensation expense related to mark-to-market adjustments of mutual fund share awards and deferred compensation plans, respectively, and $1.7 million and $4.3 million during the same periods in 2012, respectively.

Note 9 — Other Income, Net

The components of other income, net are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Dividend income	$0.4	$0.3	$1.1	$1.0
Interest income	0.1	0.2	0.4	0.4
Foreign currency gains (losses)	0.3	(0.2)	0.2	(1.0)
Other, net	—	—	0.1	1.8
Total	$0.8	$0.3	$1.8	$2.2

Note 10 — Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income, net of tax, for the three months ended September 30, 2013 and 2012, are as follows (in millions):

	Three months ended September 30,
	2013			2012
	Unrealized gains			Unrealized gains
	(losses) on	Foreign		(losses) on	Foreign
	available-for-sale	currency		available-for-sale	currency
	securities	items	Total	securities	items	Total
Beginning balance	$1.1	$(2.3)	$(1.2)	$0.9	$(1.4)	$(0.5)
Other comprehensive gain before reclassifications	0.7	—	0.7	0.1	0.3	0.4
Amounts reclassified from accumulated other comprehensive (loss) income to:
Investment gains, net	(0.7)	—	(0.7)	0.2	—	0.2
Net current period other comprehensive income	—	—	—	0.3	0.3	0.6
Ending balance	$1.1	$(2.3)	$(1.2)	$1.2	$(1.1)	$0.1

Changes in accumulated other comprehensive (loss) income, net of tax, for the nine months ended September 30, 2013 and 2012, are as follows (in millions):

	Nine months ended September 30,
	2013			2012
	Unrealized gains			Unrealized gains
	(losses) on	Foreign		(losses) on	Foreign
	available-for-sale	currency		available-for-sale	currency
	securities	items	Total	securities	items	Total
Beginning balance	$1.4	$(0.8)	$0.6	$0.7	$(1.2)	$(0.5)
Other comprehensive gain before reclassifications	0.6	—	0.6	0.6	0.1	0.7
Amounts reclassified from accumulated other comprehensive (loss) income to:
Investment gains, net	(0.9)	—	(0.9)	(0.1)	—	(0.1)
Other income, net	—	(1.5)	(1.5)	—	—	—
Net current period other comprehensive (loss) income	(0.3)	(1.5)	(1.8)	0.5	0.1	0.6
Ending balance	$1.1	$(2.3)	$(1.2)	$1.2	$(1.1)	$0.1

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

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2013 and 2012 (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income attributable to JCG common shareholders	$32.6	$25.1	$76.4	$71.1

Basic earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	184.7	183.4	184.8	183.8

Basic earnings per share	$0.18	$0.14	$0.41	$0.39

Diluted earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	184.7	183.4	184.8	183.8

Dilutive effect of stock options, unvested restricted stock and price-vesting units using the treasury stock method	1.7	1.9	1.2	1.3
Weighted-average diluted common shares outstanding	186.4	185.3	186.0	185.1

Diluted earnings per share	$0.17	$0.14	$0.41	$0.38

Dividends paid per share	$0.07	$0.06	$0.14	$0.17

The following stock options, unvested restricted stock and price-vesting units are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Employee stock options	7.0	9.6	7.0	9.6
Other stock options	14.0	14.0	14.0	14.0
Unvested restricted stock and price-vesting units	0.2	1.4	1.0	1.5

All shares held in the JCG Employee Stock Ownership Plan are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the conversion of the 2014 Notes and 2018 Notes because their conversion would be anti-dilutive as the conversion criteria have not been satisfied.

Dividends

Dividends paid during the nine months ended September 30, 2013, are summarized as follows:

Dividend	Date	Date
per share	declared	paid
$0.07	April 18	May 24
$0.07	July 22	August 23

On December 10, 2012, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share, which was paid on December 31, 2012, to stockholders of record at the close of business on December 21, 2012. This accelerated quarterly cash dividend was in place of the quarterly cash dividend scheduled to be declared in January 2013.

On April 18, 2013, JCG’s Board of Directors approved an increase of $0.01 per share, or 17%, in the Company’s regular quarterly dividend. The approved quarterly rate of $0.07 per share represents an expected annualized dividend rate of $0.28 per share of common stock.

On October 21, 2013, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share. The quarterly dividend will be paid on November 22, 2013, to stockholders of record at the close of business on November 8, 2013.

Note 12 — Litigation and Other Regulatory Matters

JCG is periodically involved in various legal proceedings and other regulatory matters. At September 30, 2013, JCG had a $0.5 million litigation accrual for all pending litigation matters. Possible losses in addition to the litigation accrual cannot be currently estimated, and as such, no additional accruals have been made. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JCG’s consolidated financial condition.

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

JCG’s Officer Code of Ethics for Chief Executive Officer and Senior Financial Officers (including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) (the “Officer Code”); Corporate Code of Business Conduct for all employees; corporate governance guidelines; and the charters of key committees of the Board of Directors (including the Audit, Compensation, Nominating, Corporate Governance, and Planning and Strategy committees) are available on its website (http://ir.janus.com/govdocs.aspx?iid=4050265). Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of JCG’s website.

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

Third Quarter 2013 Summary

Average assets under management for the third quarter 2013 of $165.2 billion increased $1.0 billion, or 0.6%, over the second quarter 2013 as a result of favorable market conditions, partially offset by long-term net outflows. Third quarter 2013 revenues of $217.7 million increased $1.9 million, or 0.9%, from the second quarter 2013 due to increased investment management fee revenue driven by higher average assets under management. JCG achieved an operating margin of 27.1% and net income attributable to JCG of $0.17 per diluted share in the third quarter 2013.

Investment Performance

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices. The following table is a summary of investment performance as of September 30, 2013:

	Percentage of Mutual Fund Assets
	Outperforming Majority of Morningstar Peers (1)
	1-year	3-year	5-year

Complex-wide mutual fund assets	48%	41%	47%
Fundamental equity mutual fund assets	41%	32%	39%
Fixed income mutual fund assets	98%	100%	100%

	Percentage of Strategies Outperforming Respective Benchmarks (2)
	1-year	3-year	5-year

Mathematical equity strategies	29%	64%	42%

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

Assets Under Management and Flows

Total Company assets under management of $166.7 billion at September 30, 2013, increased $8.5 billion, or 5.4%, from September 30, 2012, as a result of net market appreciation of $25.6 billion, offset by long-term net outflows of $17.1 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets.

Fundamental equity long-term net outflows were $4.9 billion in the third quarter 2013 compared with long-term net outflows of $3.3 billion in the third quarter 2012.

Fixed income long-term net flows were flat in the third quarter 2013 compared with long-term net inflows of $1.0 billion in the third quarter 2012.

Mathematical equity long-term net inflows were $0.7 billion in the third quarter 2013 compared with long-term net inflows of $0.3 billion in the third quarter 2012.

The following tables present the components of JCG’s assets under management for the three and nine months ended September 30, 2013 and 2012 (in billions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Beginning of period assets	$160.6	$152.4	$156.8	$148.2
Long-term sales:
Fundamental equity	3.8	4.0	13.2	13.4
Fixed income	2.5	2.8	9.0	9.0
Mathematical equity	2.7	2.6	4.3	3.7
Long-term redemptions:
Fundamental equity	(8.7)	(7.3)	(24.2)	(21.1)
Fixed income	(2.5)	(1.8)	(8.6)	(5.7)
Mathematical equity	(2.0)	(2.3)	(7.2)	(7.7)
Long-term net flows: (1)
Fundamental equity	(4.9)	(3.3)	(11.0)	(7.7)
Fixed income	—	1.0	0.4	3.3
Mathematical equity	0.7	0.3	(2.9)	(4.0)
Total long-term net flows	(4.2)	(2.0)	(13.5)	(8.4)
Net money market flows	—	—	(0.1)	(0.1)
Market/fund performance	10.3	7.8	23.5	18.5
End of period assets	$166.7	$158.2	$166.7	$158.2

(1)   Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Average assets under management
Fundamental equity	$92.8	$89.0	$92.6	$91.2
Fixed income	27.6	24.8	27.4	23.2
Mathematical equity	43.3	40.3	42.3	40.7
Money market	1.5	1.4	1.4	1.4
Total	$165.2	$155.5	$163.7	$156.5

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Growth/Core (1)
Beginning of period assets	$57.1	$52.7	$53.8	$49.7
Sales	2.0	2.3	8.0	7.5
Redemptions	(5.4)	(3.9)	(13.4)	(11.3)
Net redemptions	(3.4)	(1.6)	(5.4)	(3.8)
Market/fund performance	4.9	3.1	10.2	8.3
End of period assets	$58.6	$54.2	$58.6	$54.2

Global/International
Beginning of period assets	$16.8	$17.6	$17.9	$18.4
Sales	1.1	0.7	2.5	2.7
Redemptions	(1.1)	(1.5)	(4.3)	(4.7)
Net redemptions	—	(0.8)	(1.8)	(2.0)
Market/fund performance	1.5	0.7	2.2	1.1
End of period assets	$18.3	$17.5	$18.3	$17.5

Mathematical Equity
Beginning of period assets	$41.3	$39.2	$40.2	$39.9
Sales	2.7	2.6	4.3	3.7
Redemptions	(2.0)	(2.3)	(7.2)	(7.7)
Net sales (redemptions)	0.7	0.3	(2.9)	(4.0)
Market/fund performance	2.7	2.4	7.4	6.0
End of period assets	$44.7	$41.9	$44.7	$41.9

Fixed Income (1)
Beginning of period assets	$27.3	$23.8	$26.4	$20.6
Sales	2.5	2.8	9.0	9.0
Redemptions	(2.5)	(1.8)	(8.6)	(5.7)
Net sales	—	1.0	0.4	3.3
Market/fund performance	0.5	0.8	1.0	1.7
End of period assets	$27.8	$25.6	$27.8	$25.6

Value
Beginning of period assets	$16.7	$17.7	$17.0	$18.1
Sales	0.7	1.0	2.7	3.2
Redemptions	(2.2)	(1.9)	(6.5)	(5.1)
Net redemptions	(1.5)	(0.9)	(3.8)	(1.9)
Market/fund performance	0.7	0.8	2.7	1.4
End of period assets	$15.9	$17.6	$15.9	$17.6

Money Market
Beginning of period assets	$1.4	$1.4	$1.5	$1.5
Sales	0.2	0.2	0.6	0.5
Redemptions	(0.2)	(0.2)	(0.7)	(0.6)
Net redemptions	—	—	(0.1)	(0.1)
Market/fund performance	—	—	—	—
End of period assets	$1.4	$1.4	$1.4	$1.4

(1)         Growth/core and fixed income assets reflect a 50%/50%  split of the Janus Balanced Fund between the two categories.

Results of Operations

Three Months Ended September 30, 2013, Compared with Three Months Ended September 30, 2012

Revenues

Investment Management Fees

Investment management fees increased $9.9 million, or 5.1%, primarily as a result of the 6.2% increase in average assets under management driven by market appreciation. Revenue increased at a lower rate than average assets primarily due to a product mix shift toward lower yielding products.

Performance Fees

Negative performance fees increased $1.1 million, or 5.3%, due to underperformance of certain mutual funds against their respective benchmarks. The following is a summary of mutual fund and private account assets subject to performance fees as of September 30, 2013 and 2012 (in billions):

	September 30,
	2013	2012
Mutual fund assets	$52.2	$55.1
Private account assets	$13.3	$11.0

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits increased $2.5 million, or 3.5%, principally due to higher investment team incentive compensation as a result of higher operating income. The investment team incentive compensation plan is designed to link variable compensation to operating income.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.8 million, or 28.3%, primarily due to a $2.5 million intangible asset impairment charge from the loss of a subadvised relationship recognized in the third quarter 2012.

Non-Operating Activities

Investment Gains, Net

Net investment gains totaling $7.9 million for the third quarter 2013 include gains of $21.1 million from the mark-to-market and sale of trading securities, $14.4 million of losses generated by JCG’s economic hedging of seed capital and $1.2 million of gains from the sale of available-for-sale securities. The economic hedge program uses derivative instruments to hedge against market volatility of seed investments.

Loss on Early Extinguishment of Debt

During the third quarter 2013, JCG recognized a $0.9 million loss on the open market repurchase of $8.0 million aggregate principal amount of the Company’s outstanding 6.70% Senior Notes due 2017 (“2017 Notes”) for $8.9 million in cash.

Income Tax Provision

JCG’s effective tax rate was 37.8% and 38.0% for the three months ended September 30, 2013 and 2012, respectively. The effective tax rate and JCG’s income tax provision for the same periods include $1.7 million and $1.3 million, respectively, related to the reversal of unrealized deferred tax assets upon the expiration and vesting of certain equity-based compensation awards.

Nine Months Ended September 30, 2013, Compared with Nine Months Ended September 30, 2012

Revenues

Investment Management Fees

Investment management fees increased $16.5 million, or 2.8%, primarily as a result of the 4.6% increase in average assets under management driven by market appreciation. Revenue increased at a lower rate than average assets primarily due to a product mix shift toward lower yielding products.

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits increased $12.6 million, or 6.0%, principally due to higher investment team incentive compensation as a result of higher operating income.

Long-Term Incentive Compensation

Long-term incentive compensation decreased $5.7 million, or 11.2%, due to a decrease of $13.3 million from the vesting of awards granted in previous years and a decrease of $4.0 million as a result of JCG revising its forfeiture estimates. These decreases were partially offset by an increase of $8.6 million of expense from new awards granted during 2013 and an increase of $2.3 million in Perkins senior profits interests awards expense.

Depreciation and Amortization

Depreciation and amortization expense decreased $4.1 million, or 15.8%, due to $2.7 million of intangible asset impairment charges that occurred during the nine months ended September 30, 2012, and $1.7 million due to certain assets becoming fully depreciated in 2012.

Non-Operating Activities

Investment Gains, Net

Net investment gains totaling $6.4 million for the nine months ended September 30, 2013, include gains of $27.6 million from the mark-to-market and sale of trading securities, $22.6 million of losses generated by JCG’s economic hedging of seed capital and $1.4 million of gains related to sales of available-for-sale securities.

Loss on Early Extinguishment of Debt

During the second quarter 2013, JCG recognized a $12.6 million loss on early extinguishment of debt related to the exchange of $110.0 million aggregate principal amount of JCG’s outstanding 3.25% Convertible Senior Notes due 2014 (“2014 Notes”). Additionally, JCG recognized a $0.9 million loss on the open market repurchase of $8.0 million aggregate principal amount of the Company’s 2017 Notes during the third quarter 2013.

JCG recognized a $7.2 million loss on early extinguishment of debt in the first quarter 2012 related to the repurchase of $59.4 million aggregate principal amount of JCG’s outstanding 6.119% Senior Notes due 2014 and 2017 Notes.

Income Tax Provision

JCG’s effective tax rate was 39.2% and 36.5% for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate and JCG’s income tax provision for the same periods include $5.7 million and $3.9 million, respectively, related to the reversal of unrealized deferred tax assets upon the expiration and vesting of certain equity-based compensation awards.

Noncontrolling Interests

Noncontrolling interests in net income decreased $2.3 million, or 28.8%, due to a decline of $1.4 million in the noncontrolling interest share of Perkins earnings, a decline of $1.3 million in the noncontrolling interest share of INTECH earnings and $0.4 million of gains associated with the noncontrolling interest in consolidated investment products.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following is a summary of cash flow data for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine months ended September 30,
	2013	2012
Cash flows provided by (used for):
Operating activities	$132.0	$141.5
Investing activities	(60.6)	(31.3)
Financing activities	(98.6)	(117.5)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	—
Net change in cash and cash equivalents	(28.8)	(7.3)
Balance beginning of period	387.0	360.0
Balance end of period	$358.2	$352.7

Operating Activities

JCG’s cash flow from operations is expected to be sufficient to fund ordinary operations and capital requirements. Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash used for investing activities for the nine months ended September 30, 2013, includes purchases and sales of investments as well as seed capital derivative instruments. Purchases of investments in 2013 totaling $167.8 million include $113.9 million from the seeding of investment products and $53.9 million from purchases of derivative instruments used to economically hedge seed capital and foreign currency exposure. Seeding of investment products includes a $73.7 million investment in a euro-denominated investment product. To reduce the exposure to foreign currency fluctuations, JCG has entered into foreign currency forward contracts. These contracts have not been designated as hedges for accounting purposes. Sales of investments totaling $112.2 million include $80.7 million from the sale of seeded investment products and $31.5 million related to proceeds from seed capital derivative instruments.

Cash used for investing activities for the nine months ended September 30, 2012, includes purchases and sales of investments as well as economic hedging and vesting of mutual fund share awards. Purchases of investments in 2012 totaling $96.4 million include $39.8 million from the economic hedging of mutual fund share awards and $38.8 million from the seeding of investment products, while sales of investments totaling $69.5 million include $32.2 million from the sale of mutual fund share award hedge assets and $23.3 million from the sale of seeded investment products. Effective January 2013, JCG is no longer making dollar-for-dollar investments in advised mutual funds for purposes of economically hedging mutual fund share awards.

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2013, primarily represents $34.1 million for the purchase of noncontrolling interests, $26.5 million of dividends paid to stockholders, $22.2 million of repurchases of common stock, $16.1 million for the purchase of a convertible senior note hedge and $8.9 million related to the open market repurchase of outstanding 2017 Notes partially offset by $10.5 million of proceeds from the issuance of stock warrants.

Cash used for financing activities for the nine months ended September 30, 2012, primarily represents the payment of $59.4 million principal amount of long-term debt for $65.8 million, $31.9 million of dividends paid to stockholders, $14.9 million of repurchases of common stock, $9.1 million of distributions to noncontrolling interests, a $6.5 million purchase of noncontrolling interests in INTECH and $4.9 million of proceeds from stock options issued to The Dai-Ichi Life Insurance Company, Limited.

Exchange of Convertible Senior Notes

On June 14, 2013, JCG entered into separate privately negotiated exchange agreements pursuant to which $110.0 million aggregate principal amount of JCG’s existing, 2014 Notes was exchanged for $116.6 million aggregate principal amount of newly issued, 0.75% Convertible Senior Notes due 2018 (“2018 Notes”). Immediately following the exchange, $60.0 million aggregate principal amount of existing 2014 Notes remained outstanding.

The 2018 Notes pay interest semiannually at a rate of 0.75% per annum on January 15 and July 15 of each year, beginning on January 15, 2014 and will be convertible, under certain circumstances, into cash, shares of JCG common stock, or a combination of cash and shares of JCG common stock, at the Company’s election. The initial conversion rate of 2018 Notes is 92.1 shares of JCG common stock per $1,000 principal amount of 2018 Notes, which is equivalent to an initial conversion price of approximately $10.86 per share of common stock, subject to adjustment in certain circumstances. The initial conversion price represents a premium of 25% relative to the $8.69 per share closing price of JCG’s common stock on June 13, 2013, the date of pricing. The 2018 Notes will mature on July 15, 2018, unless earlier converted or repurchased.

Convertible Note Hedge and Warrant Transactions

In connection with the 2018 Notes issuance, JCG entered into convertible note hedge and warrant transactions which, in combination, are intended to reduce the potential for future dilution to existing shareholders by effectively increasing the conversion price of the 2018 Notes to JCG from $10.86 to $12.60 per share of common stock.

The convertible note hedge and warrant transactions consist of two separate instruments: purchased call options and the sale of warrants. The call options represent the same number of shares of JCG’s common stock underlying the 2018 Notes with a strike price of $10.86 per share of common stock, which is equal to the conversion price of the 2018 Notes. The call options cost $16.1 million. To offset the cost of the call options, JCG sold warrants to the counterparty of the call options for the same number of shares of JCG’s common stock underlying the 2018 Notes with an exercise price of $12.60 per share of common stock. The proceeds from the sale of the warrants totaled $10.5 million. The call options and warrants may be settled in cash or stock at JCG’s election. The instruments are indexed to JCG’s equity and may potentially settle in JCG stock. Accordingly, the Company recorded the $5.6 million net cost of the instruments as a reduction in equity, and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.

Repurchase of Securities

JCG may seek to retire or purchase its outstanding debt or equity securities through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, JCG’s liquidity requirements, contractual restrictions and other factors.

On August 30, 2013, JCG repurchased on the open market $8.0 million aggregate principal amount of the Company’s 2017 Notes for $8.9 million cash. JCG recognized a loss of $0.9 million related to the repurchase of the 2017 Notes.

Purchase of Redeemable Noncontrolling Interests

On February 1, 2013, the noncontrolling owners of Perkins (who then owned 22.2% of the equity units of Perkins) exercised their right to put 98% of their equity units to JCG. Under the terms of the put, the noncontrolling ownership units were redeemed at fair value of $33.8 million as determined on August 31, 2013, six full months following the month of the put exercise. The fair value of the ownership units was based on a contractual formula driven by revenue and investment performance of products managed by Perkins.

Dividends

Dividends paid during the nine months ended September 30, 2013, are summarized as follows:

Dividend	Date	Date
per share	declared	paid
$0.07	April 18	May 24
$0.07	July 22	August 23

On December 10, 2012, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share, which was paid on December 31, 2012, to stockholders of record at the close of business on December 21, 2012. This accelerated quarterly cash dividend was in place of the quarterly cash dividend scheduled to be declared in January 2013.

On April 18, 2013, JCG’s Board of Directors approved an increase of $0.01 per share, or 17%, in the Company’s regular quarterly dividend. The approved quarterly rate of $0.07 per share represents an expected annualized dividend rate of $0.28 per share of common stock.

On October 21, 2013, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share. The quarterly dividend will be paid on November 22, 2013, to stockholders of record at the close of business on November 8, 2013.

The payment of cash dividends is within the discretion of JCG’s Board of Directors and depends on many factors, including, but not limited to, JCG’s results of operations, financial condition, capital requirements, restrictions imposed by financing agreements, general business conditions and legal requirements.

Other Sources of Liquidity

Credit Facility

At September 30, 2013, JCG had a $250 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, JCG’s financing leverage ratio cannot exceed 3.00x, and its interest coverage ratio must equal or exceed 4.00x. At September 30, 2013, JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of October 14, 2014.

The covenants and the calculation of the ratios, as defined in the Credit Facility, were as follows (in millions):

Last four
quarters ended
September 30, 2013

Net income attributable to JCG	$107.6
Add back:
Interest expense	42.8
Income tax provision	72.3
Depreciation and amortization	34.4
Noncash amortization of long-term incentive compensation	61.0
Unrealized gains or losses on investments	(31.3)
Other nonrecurring cash charges	0.8
Loss on early extinguishment of debt	13.5
Cash paid for deferred commissions and mutual fund share awards	(42.1)
Adjusted net income	$259.0

Debt (including capital leases)	$545.1

Leverage Ratio (Debt divided by adjusted net income)	2.10
Cannot exceed 3.00x

Interest Coverage Ratio (Adjusted net income divided by last four quarters cash interest expense)	7.6
Must equal or exceed 4.00x

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

JCG has had no material changes in its exposure to market risks from that previously reported in JCG’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.         Controls and Procedures

As of September 30, 2013, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by JCG to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Jennifer J. McPeek, Senior Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Ms. McPeek concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2013 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

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

As part of its capital and liquidity management, JCG resumed stock repurchases in the first quarter 2012 with the intention to offset dilution resulting from awards of stock-based compensation. During the nine months ended September 30, 2013, JCG repurchased 2,479,579 shares of its common stock at an average price of $8.95 per share and a total cost of $22.2 million.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (end of month)
January	—	$—	—	$504 million
February	61,260	$9.26	61,260	$503 million
March	315,089	$9.48	315,089	$500 million
April	373,180	$8.90	373,180	$497 million
May	381,182	$8.75	381,182	$493 million
June	282,572	$8.51	282,572	$491 million
July	356,900	$9.24	356,900	$488 million
August	363,260	$9.04	363,260	$484 million
September	346,136	$8.67	346,136	$481 million
Total	2,479,579	$8.95	2,479,579

Item 6.         Exhibits

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Jennifer J. McPeek, Senior Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Jennifer J. McPeek, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: October 24, 2013

Janus Capital Group Inc.

/s/ Richard M. Weil
Richard M. Weil,
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Jennifer J. McPeek
Jennifer J. McPeek,
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan A. Hughes
Brennan A. Hughes,
Senior Vice President,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

JANUS CAPITAL GROUP INC.

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31

31.2	Certification of Jennifer J. McPeek, Senior Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Jennifer J. McPeek, Senior Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101.INS	XBRL Insurance Document	101

101.SCH	XBRL Taxonomy Extension Schema Document	101

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101