Form 10-K
period 2013-12-31
JANUS CAPITAL GROUP INC
filed 2014-02-25
CIK 1065865

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2013, the aggregate market value of common equity held by non-affiliates was $1,612,229,133. As of February 21, 2014, there were 191,051,948 shares of the Company's common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated
Company's Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders	Part III

JANUS CAPITAL GROUP INC.
2013 FORM 10-K ANNUAL REPORT

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") may make other written and oral communications from time to time (including, without limitation, in the Company's 2013 Annual Report to Stockholders) that contain such statements. Forward-looking statements include statements as to industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of Company management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1A, Risk Factors, and elsewhere in this report and other documents filed or furnished by JCG from time to time with the Securities and Exchange Commission. JCG cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Except to the extent of the Company's ongoing obligations under applicable securities law and stock exchange rules, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 1.    BUSINESS

Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") provide investment management, administration, distribution and related services to financial advisors, individuals and institutional clients through mutual funds, other pooled investment vehicles, separate accounts and subadvised relationships (collectively referred to as "investment products") in both domestic and international markets. Over the last several years, JCG has expanded its business to become a more diversified manager with increased investment product offerings and distribution capabilities. JCG provides investment management competencies across a range of disciplines, including fundamental U.S. and global equities (growth and value), mathematical equities, fixed income and alternatives through its subsidiaries, Janus Capital Management LLC ("Janus"), INTECH Investment Management LLC ("INTECH") and Perkins Investment Management LLC ("Perkins"). Each of JCG's subsidiaries specializes in specific investment styles and has its own unique and independent perspective. JCG's investment products are distributed through three primary channels: retail intermediary, institutional and international. Each distribution channel focuses on specific investor groups and the unique requirements of each group. As of December 31, 2013, JCG managed $173.9 billion of assets for mutual fund shareholders, clients and institutions around the globe.

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

At December 31, 2013, Janus managed $80.1 billion of long-term equity assets, $28.9 billion of fixed income assets and $1.4 billion of money market assets, or 64% of total Company assets under management.

INTECH

INTECH has managed institutional portfolios since 1987, establishing one of the industry's longest continuous performance records of mathematical equity investment strategies. INTECH's unique investment process is based on a mathematical theorem that seeks to add value for clients by capitalizing on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a specified benchmark index while controlling risks and trading costs. At December 31, 2013, INTECH managed $47.6 billion, or 27% of total Company assets under management.

Perkins

Perkins has managed value-disciplined investment products since 1980, focusing on building diversified portfolios of what it believes to be high-quality, undervalued stocks with favorable reward characteristics. With its fundamental research and careful consideration for downside risk, Perkins has established a reputation as a leading value manager. Perkins offers value equity investment products across a range of U.S. asset classes and global equity. At December 31, 2013, Perkins managed $15.9 billion, or 9% of total Company assets under management.

Distribution Channels

Retail Intermediary Channel

The retail intermediary channel serves financial advisors, third-party intermediaries and retirement platforms in the U.S. In addition, this channel serves existing individual investors who invest in JCG products through a mutual fund supermarket or directly with JCG.

Significant investments have been made to grow the Company's presence in the financial advisor subchannel over the last several years, including doubling the number of external and internal field wholesalers, enhancing its technology platform and recruiting highly seasoned client relationship managers. At December 31, 2013, assets in the retail intermediary channel totaled $108.5 billion, or 62% of total Company assets under management.

Institutional Channel

The institutional channel serves U.S. corporations, endowments, foundations, Taft-Hartley funds and public fund clients and focuses on distribution direct to the plan sponsor and through consultants. JCG has recently reinvested resources to expand the firm's institutional business with dedicated teams for consultant relations, client strategy and service as well as external sales. Although the current asset base in this channel is weighted heavily toward INTECH's mathematical products, the Company has steadily increased its fixed income penetration, growing fixed income assets to $5.1 billion over the last three years. At December 31, 2013, assets in the institutional channel totaled $41.6 billion, or 24% of total Company assets under management.

International Channel

The international channel primarily serves professional retail and institutional investors outside of the U.S., including central and local government pension plans, corporate pension plans, multi-managers, insurance companies and private banks. International products are offered through separate accounts, subadvisory relationships and Janus Capital Funds Plc, a Dublin-domiciled mutual fund trust. During 2013, JCG continued to strategically expand its global distribution and product capabilities in the international channel. At December 31, 2013, assets in the international channel totaled $23.8 billion, or 14% of total Company assets under management. JCG operates international offices in London, Paris, Milan, Munich, Frankfurt, The Hague, Dubai, Zurich, Singapore, Hong Kong, Tokyo, Melbourne and Taipei.

COMPETITION

The investment management industry is relatively mature and saturated with competitors that provide services similar to JCG. As such, JCG encounters significant competition in all areas of its business. JCG competes with other investment managers, mutual fund advisers, brokerage and investment banking firms, insurance companies, hedge funds, venture capitalists, banks and other financial institutions, many of which are larger, have proprietary access to certain distribution channels, have a broader range of product choices and investment capabilities, and have greater capital resources. Additionally, the marketplace for investment products is rapidly changing, investors are becoming more sophisticated, the demand for and access to investment advice and information are becoming more widespread, and more investors are demanding investment vehicles that are customized to their personal requirements.

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

U.S. Regulation

JCG and certain of its U.S. subsidiaries are subject to laws and regulations from a number of government agencies and regulatory bodies including, but not limited to, the U.S. Securities and Exchange Commission ("SEC"), the U.S. Department of Labor ("DOL"), the Financial Industry Regulatory Authority ("FINRA") and the Commodity Futures Trading Commission ("CFTC").

Investment Advisers Act of 1940

Certain subsidiaries of JCG are registered investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") and, as such, are regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and pervasive obligations including, among others, recordkeeping requirements, operational procedures, registration and reporting requirements, and disclosure obligations. Certain subsidiaries of JCG are also registered with regulatory authorities in various countries and states, and thus are subject to the oversight and regulation by such countries' and states' regulatory agencies.

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

Broker-Dealer Regulations

JCG's limited purpose broker-dealer subsidiary, Janus Distributors LLC ("JD"), is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member of FINRA, the securities industry's domestic self-regulatory organization. JD is the general distributor and agent for the sale and distribution of shares of domestic mutual funds that are directly advised or serviced by certain of JCG's subsidiaries. The SEC imposes various requirements on JD's operations including disclosure, recordkeeping and accounting. FINRA has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The SEC and FINRA also impose net capital requirements on registered broker-dealers.

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

CFTC

In 2012, the CFTC adopted regulations that required JCG to register as a Commodity Pool Operator ("CPO") and become a member of the National Futures Association ("NFA") in connection with the operation of certain of the Company's products. The regulations generally impose certain registration, reporting and disclosure requirements on CPO's and products which utilize futures, swaps, and other derivatives that are subject to CFTC regulation. The CFTC or NFA may institute proceedings to enforce applicable rules and regulations, and violations may result in fines, censure, or the termination of CPO registration and NFA membership.

International Regulation

JCG has increased its product offerings and international business activities over the past several years, resulting in increased exposure to international regulation.

The Company's international subsidiaries are subject to the laws and regulations of non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies, including the following:

•
Financial Conduct Authority in the United Kingdom

•
Central Bank of Ireland

•
Securities and Futures Commission of Hong Kong

•
Monetary Authority of Singapore

•
Financial Services Agency of Japan

•
Commissione Nazionale per le Societa e la Borsa in Italy

•
Federal Financial Supervisory Authority of Germany (BaFIN)

•
Australian Securities and Investments Commission

•
Financial Supervisory Commission of Taiwan

•
Authorité des Marchés Financiers of France

•
Netherlands Authority for the Financial Markets

•
Dubai Financial Services Authority

•
Canadian Provincial Securities Commissions

•
Financial Supervisory Service and the Financial Services Commission in Korea

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

EMPLOYEES

As of December 31, 2013, JCG had 1,194 full-time employees. None of these employees are represented by a labor union.

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

JCG's Officer Code of Ethics for Chief Executive Officer and Senior Financial Officers (including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) (the "Officer Code"); Corporate Code of Business Conduct for all employees; corporate governance guidelines; and the charters of key committees of the Board of Directors (including the Audit, Compensation, Nominating and Corporate Governance, and Planning and Strategy committees) are available on the Investor Relations section of JCG's website (http://ir.janus.com), and printed copies are available to any shareholder upon request by calling JCG at (888) 834-2536. Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of JCG's website.

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

Any decrease in the value, relative investment performance or amount of assets under management will cause a decline in revenues and operating results. Assets under management may decline for various reasons, many of which are not under JCG's control.

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

•
Relative investment performance.  JCG's investment products are often judged on their performance as compared to benchmark indices or peer groups, or on an absolute return basis. Any period of underperformance of investment products may result in the loss of existing assets and impact JCG's ability to attract new assets. In addition, approximately 39% of the Company's assets under management at December 31, 2013, are subject to performance fees. Performance fees are based on each product's investment performance as compared to an established benchmark index over a specified period of time. If investment products subject to performance fees underperform their respective benchmark index for a defined period, JCG's revenues and thus results of operations may be adversely impacted. In addition, performance fees subject JCG's revenues to increased volatility.

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

JCG's ability to market and distribute its investment products is significantly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, broker-dealers, financial advisors, banks and other distribution channels. These companies generally offer their clients various investment products in addition to, and in competition with, JCG. Further, the separate account business uses referrals from financial planners, investment advisers and other professionals. JCG cannot be certain that it will continue to have access to these third-party distribution channels or have an opportunity to offer some or all of its investment products through these channels. In addition, JCG's existing relationships with third-party distributors and access to new distributors could be adversely impacted by recent consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing JCG's investment products or increased competition to access third-party distribution channels. The inability to access clients through third-party distribution channels could adversely affect JCG's business prospects, ability to attract and retain assets under management, results of operations and financial condition.

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

The ability to consistently and reliably obtain securities pricing information, process client transactions and provide reports and other client service to the shareowners of funds and other investment products managed by JCG, is essential to JCG's operations. Any delays, errors or inaccuracies in obtaining pricing information, processing client transactions or providing reports, and any other inadequacies in other client service functions could alienate clients, result in financial loss and potentially give rise to regulatory action and claims against JCG. Any failures of the Company's systems could adversely affect JCG's results of operations and financial condition, ability to attract and retain assets under management, and ability to maintain confidential information relating to its clients and business operations.

JCG's client service capabilities as well as JCG's ability to obtain prompt and accurate securities pricing information and to process client transactions and reports are dependent on communication and information systems and services provided by third-party vendors. Also, JCG's established disaster recovery plans could suffer failures or interruptions due to various natural or man-made causes, and the backup procedures and capabilities may not be adequate to avoid extended interruptions. Furthermore, JCG places significant reliance on its automated systems, thereby increasing the related risks if such systems were to fail. A failure of third-party systems or services, disaster recovery plans or automated systems could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

JCG maintains confidential information relating to its clients and business operations. Authorized persons could inadvertently or intentionally release confidential or proprietary information. Further, JCG's systems could be infiltrated by unauthorized users or damaged by computer viruses or other malicious software code as a result of cyber-attacks by computer programmers and hackers. While JCG has established business continuity plans and risk management systems designed to prevent such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. JCG also cannot directly control any cyber security plans and systems put in place by third-party service providers. Unauthorized or inadvertent disclosure of confidential or proprietary information could be detrimental to JCG's reputation and lead to legal claims, negative publicity, regulatory action, increased costs or loss of revenue, among other things.

JCG's business is dependent on investment advisory agreements that are subject to termination, non-renewal or reductions in fees.

JCG derives revenue from investment advisory agreements with mutual funds and other investment products. With respect to investment advisory agreements with mutual funds, these agreements may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the 1940 Act), and must be approved and renewed annually by the independent members of each fund's board of directors or trustees, or its shareowners, as required by law. In addition, the board of directors or trustees of certain funds generally may terminate these investment advisory agreements upon written notice for any reason and without penalty. The termination of or failure to renew one or more of these agreements or the reduction of the fee rates applicable to such agreements could have a material adverse effect on JCG's revenues and profits, and the Company's ability to attract and maintain assets under management.

JCG's indebtedness could adversely affect its financial condition and results of operations.

JCG's indebtedness could limit its ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt servicing requirements or other purposes. Debt servicing requirements increase JCG's vulnerability to adverse economic, market and industry conditions; limit JCG's flexibility in planning for or reacting to changes in business operations or to the asset management industry overall; and place JCG at a disadvantage in relation to competitors that have lower debt levels. In addition, JCG's 6.119% Senior Notes due 2014 and 6.700% Senior Notes due 2017 are subject to an increase in interest rates in the event of a credit rating downgrade by either Standard & Poor's ("S&P") Rating Service or Moody's Investors Service, Inc. ("Moody's"). Certain of JCG's indebtedness is also subject to repurchase at 101% of the principal balance if the Company experiences a change of control, and in connection therewith, the applicable notes become rated below investment grade. (See Part II, Item 8, Financial Statements and Supplementary Data, Note 7 — Debt, of this Annual Report on Form 10-K.) Any or all of the above events and factors could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

JCG is involved in various legal proceedings and regulatory matters and may be involved in such proceedings in the future.

JCG is periodically involved in various legal proceedings and other regulatory matters. Possible losses could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition. Additionally, JCG has received and may receive in the future requests for information in connection with certain investigations or proceedings from various governmental and regulatory authorities. These requests may result in increased costs or reputational harm to the Company, which may lower sales and increase redemptions.

JCG operates in a highly competitive environment and its current fee structure may be reduced.

The investment management business is highly competitive and has relatively low barriers to entry. JCG's current fee structure may be subject to downward pressure due to these factors. Moreover, in recent years there has been a trend toward lower fees in the investment management industry. Fee reductions on existing or future new business as well as changes in regulations pertaining to its fee structure could adversely affect JCG's results of operations and financial condition. Additionally, JCG competes with investment management companies on the basis of investment performance, fees, diversity of products, distribution capability, reputation and the ability to develop new investment products to meet the changing needs of investors. Failure to compete could adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

JCG has a significant level of goodwill and intangible assets that are subject to impairment.

Goodwill and intangible assets totaled $1.7 billion at December 31, 2013. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients and unfavorable economic conditions. JCG has recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. JCG reviews the carrying value of goodwill and intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of its intangible assets may be below their carrying value. JCG evaluates the value of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should such reviews indicate impairment, a write-down of the carrying value of the intangible asset could occur, resulting in a non-cash charge that may, in turn, adversely affect JCG's ability to attract and retain assets under management, results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

JCG's headquarters are located in Denver, Colorado. JCG leases office space from non-affiliated companies for administrative, investment and client servicing operations in the following locations:

•
Denver, Glendale and Aurora, Colorado

•
Chicago, Illinois

•
Princeton, New Jersey

•
West Palm Beach, Florida

•
San Francisco, California

•
London

•
Paris

•
Milan

•
Munich

•
Frankfurt

•
The Hague

•
Dubai

•
Zurich

•
Singapore

•
Hong Kong

•
Tokyo

•
Melbourne

•
Taipei

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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

JCG Common Stock

JCG's common stock is traded on the New York Stock Exchange ("NYSE") (symbol: JNS). The following table sets forth the high and low sale prices as reported on the NYSE composite tape for each completed quarter in 2013 and 2012.

	2013		2012
Quarter	High	Low	High	Low
First	$9.83	$8.95	$9.55	$6.60
Second	$9.41	$8.09	$9.08	$6.82
Third	$9.87	$8.35	$9.44	$6.80
Fourth	$12.50	$8.56	$9.43	$7.72

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of JCG's common stock over the five-year period ending December 31, 2013, the last trading day of 2013, and compares it to the cumulative total return on the S&P 500 Index and the S&P Diversified Financials Index. The comparison assumes a $100 investment on December 31, 2008, in JCG's common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of JCG's common stock.

On December 31, 2013, there were approximately 2,871 holders of record of JCG's common stock.

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

On April 18, 2013, JCG's Board of Directors approved an increase of $0.01 per share, or 17%, in the Company's regular quarterly dividend. The approved quarterly rate of $0.07 per share represents an expected annualized dividend rate of $0.28 per share of common stock.

On January 21, 2014, JCG's Board of Directors declared a regular quarterly cash dividend of $0.07 per share, which was paid on February 21, 2014, to stockholders of record at the close of business on February 7, 2014. This quarterly rate represents an annualized dividend payout of $0.28 per share of common stock.

The following cash dividends were declared and paid during 2013:

Record date	Payment date	Dividend per share
May 10, 2013	May 24, 2013	$0.07
August 9, 2013	August 23, 2013	$0.07
November 8, 2013	November 22, 2013	$0.07

JCG declared and paid one $0.05 per share dividend and four $0.06 per share dividends in 2012, and three $0.05 per share dividends in 2011.

Common Stock Repurchases

JCG's Board of Directors authorized five separate $500 million share repurchase programs beginning in July 2004 with the most recent authorization in July 2008. JCG did not repurchase any of its common stock from the end of 2008 through the end of 2011.

As part of its capital and liquidity management, JCG resumed stock repurchases in the first quarter 2012 with the intention to offset dilution resulting from stock-based compensation. During the year ended December 31, 2013, JCG repurchased 3,419,001 shares of its common stock at an average price of $9.30 per share and a total cost of $31.8 million as part of the share repurchase program. Any future repurchases of common stock will depend on prevailing market conditions, the Company's liquidity requirements, contractual and legal restrictions, and other factors.

In addition to the stock repurchase programs, JCG repurchased 128,089 shares in December 2013 from employees as part of a share withholding program to satisfy the employees' minimum statutory income tax liabilities attributable to the vesting of restricted stock.

The following table presents total 2013 JCG common stock repurchases by month as part of the share repurchase programs:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (end of month)
January	—	—	—	$504 million
February	61,260	$9.26	61,260	$503 million
March	315,089	$9.48	315,089	$500 million
April	373,180	$8.90	373,180	$497 million
May	381,182	$8.75	381,182	$493 million
June	282,572	$8.51	282,572	$491 million
July	356,900	$9.24	356,900	$488 million
August	363,260	$9.04	363,260	$484 million
September	346,136	$8.67	346,136	$481 million
October	375,150	$9.21	375,150	$478 million
November	287,250	$10.45	287,250	$475 million
December	405,111	$11.69	277,022	$472 million

Total	3,547,090	$9.41	3,419,001

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in millions, except operating data and per share data)
Income statement:
Revenues (1)	$873.9	$850.0	$981.9	$1,015.7	$848.7
Operating expenses (2)	634.8	635.5	670.1	734.1	1,526.2

Operating income (loss)	239.1	214.5	311.8	281.6	(677.5)
Interest expense (3)	(41.1)	(45.0)	(51.0)	(63.2)	(74.0)
Other, net (4)	11.0	14.3	(18.1)	26.6	(4.7)
(Loss) gain on early extinguishment of debt (5)	(13.5)	(7.2)	(9.9)	—	5.8
Income tax provision	(73.3)	(64.7)	(79.4)	(76.4)	6.3

Net income (loss)	122.2	111.9	153.4	168.6	(744.1)
Noncontrolling interests	(7.5)	(9.6)	(10.5)	(8.7)	(13.0)

Net income (loss) attributable to JCG common shareholders	$114.7	$102.3	$142.9	$159.9	$(757.1)

Earnings (loss) per share attributable to JCG common shareholders: (6)
Basic	$0.62	$0.56	$0.78	$0.89	$(4.55)
Diluted	$0.62	$0.55	$0.78	$0.88	$(4.55)
Weighted-average diluted common shares outstanding	185.9	185.1	184.2	182.0	166.5
Dividends declared per share (7)	$0.21	$0.29	$0.15	$0.04	$0.04
Balance sheet (as of December 31):
Total assets	$2,747.3	$2,660.4	$2,644.0	$2,726.8	$2,530.3
Long-term debt (including current portion)	$544.6	$545.1	$595.2	$799.8	$792.0
Other non-current liabilities	$480.1	$477.8	$465.5	$453.3	$438.5
Redeemable noncontrolling interests	$7.3	$42.9	$85.4	$82.8	$101.1
Operating data (in billions):
Year-end assets under management	$173.9	$156.8	$148.2	$169.5	$159.7
Average assets under management	$165.4	$156.3	$162.3	$160.7	$134.5
Long-term net flows (8)	$(19.7)	$(12.0)	$(12.2)	$(10.8)	$0.9
(1)
Revenues generally vary with average assets under management. However, revenues also include performance fees, which vary with relative investment performance and the amount of assets subject to such fees. Mutual fund performance fees represent up to a positive or negative 15 basis point adjustment to the base management fee. JCG incurred negative $87.8 million of performance fees from mutual funds during the year ended December 31, 2013, as a result of underperformance compared to the mutual funds' respective benchmarks. JCG incurred negative $87.4 million and $20.9 million of performance fees from mutual funds during the years ended December 31, 2012 and 2011, respectively, and earned positive $11.0 million and $16.5 million of performance fees from mutual funds during the years ended December 31, 2010 and 2009, respectively.

(2)
Operating expenses may include impairments, restructuring, legal fees and settlement costs (net of insurance recoveries). Impairment charges are related to goodwill, mutual fund advisory contracts and terminated investment management relationships with assigned intangible values. Impairment charges from the loss of JCG subadvised relationships totaled $7.7 million in 2012. Impairment charges and legal costs (net of insurance recoveries) totaled $856.7 million and $31.4 million, respectively, in 2009. A tax benefit of $40.6 million was also recognized as a result of the impairment of mutual fund advisory contracts in 2009.

(3)
In June 2013, JCG entered into separate, privately negotiated exchange agreements pursuant to which $110.0 million aggregate principal amount of JCG's existing 3.25% Convertible Senior Notes due 2014 ("2014 Convertible Notes") was exchanged for $116.6 million aggregate principal amount of newly-issued, 0.75% Convertible Senior Notes due 2018. In August 2013, JCG repurchased on the open market $8.0 million aggregate principal amount of the Company's outstanding 6.70% Senior Notes due 2017 ("2017 Senior Notes") for $8.9 million in cash. Interest expense declined in 2013 as a result of these transactions.

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

(4)
Other, net in 2010 included the $14.3 million cumulative effect of correcting the accounting for JCG's economic hedge on mutual fund share awards and a $5.8 million net gain from the sale of structured investment vehicles. In addition, JCG recognized impairment charges of $5.2 million on available-for-sale securities in 2009.

(5)
During the third quarter 2013, JCG repurchased on the open market $8.0 million aggregate principal amount of the Company's outstanding 2017 Senior Notes for $8.9 million in cash. JCG recognized a loss of $0.9 million on the repurchase. During the second quarter 2013, JCG recognized a $12.6 million loss on early extinguishment of debt related to the exchange of $110.0 million aggregate principal amount of JCG's outstanding 2014 Convertible Notes.

  During the first quarter 2012, JCG recognized a $7.2 million net loss on early extinguishment of debt as a result of JCG repurchasing a portion of the Company's outstanding 6.119% Senior Notes due 2014 and 2017 Senior Notes.

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

(6)
Each component of earnings per share presented has been individually rounded.

(7)
Dividends declared in 2012 include an accelerated $0.06 per share dividend that replaced the dividend that would have been declared in January 2013. Dividends declared in 2013 include an increase of $0.01 per share that occurred in April 2013.

(8)
Long-term net flows represent total Company net sales and redemptions, excluding money market assets. Money market flows have been excluded due to the short-term nature of such investments.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2013 SUMMARY

JCG finished 2013 with assets under management of $173.9 billion, an increase of 11% from the end of 2012, as a result of market appreciation partially offset by long-term net outflows. Long-term net outflows of $19.7 billion in 2013 were driven by redemptions in JCG's fundamental and mathematical equity strategies and reflect underperformance in several of our largest fundamental equity strategies coupled with the effects of portfolio manager changes.

Total revenue for JCG in 2013 of $873.9 million increased $23.9 million, or 2.8%, from 2012 as a result of higher assets under management, partially offset by the continuation of negative mutual fund performance fees and lower management fee yield.

The Company remains focused on operating efficiently as operating expenses remained relatively flat over the past two years and totaled $634.8 million and $635.5 million in 2013 and 2012, respectively, with operating margins of 27.4% and 25.2% for those same years.

Net income attributable to JCG common shareholders for 2013 totaled $114.7 million, or $0.62 per diluted share, compared with net income of $102.3 million, or $0.55 per diluted share, for 2012. Increased assets under management was the main contributor to the increase in net income attributable to JCG common shareholders.

Despite total company net outflows and underperformance in several of the firm's largest fundamental equity strategies, JCG made significant progress on a number of strategic priorities in 2013, including:

•
Continued expansion of its non-U.S. business with $23.8 billion in assets under management at December 31, 2013, an increase of 43% from $16.7 billion of assets under management in 2012. Net non-U.S. flows of $3 billion in 2013 compared favorably to $1 billion in flows for 2012.

•
Further diversification of the business through continued growth of the fixed income business, with $28.9 billion of fixed income assets under management at the end of 2013 compared to $26.4 billion at the end of 2012. Net flows for fixed income strategies were positive for 2013 at $1 billion, compared to $4 billion in 2012.

•
Improving fundamental equity performance by strengthening the investment process and leadership.

•
Building on the Company's strategic alliance with The Dai-ichi Life Insurance Company ("Dai-ichi Life") and expanding JCG's product distribution in the Japanese market.

JCG's focus for 2014 is to deliver strong investment performance and control expenses while continuing to invest in the business for long-term growth as the Company seeks to become more diversified and increase its global presence.

 INVESTMENT PERFORMANCE

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

The following table is a summary of investment performance as of December 31, 2013:

	Percentage of mutual fund assets outperforming majority of Morningstar peers (1)
	1-Year	3-Year	5-Year
Complex-wide mutual fund assets	46%	46%	53%
Fundamental equity mutual fund assets	38%	39%	54%
Fixed income mutual fund assets	100%	100%	53%

	Percentage of strategies outperforming respective benchmarks (2)
	1-Year	3-Year	5-Year
Mathematical equity strategies	59%	79%	42%

Percentage of complex-wide mutual funds with 4- or 5-star overall Morningstar rating™
Complex-wide mutual funds	56%
(1)
References Morningstar relative performance on an asset-weighted basis.

(2)
References relative performance, net of fees.

ASSETS UNDER MANAGEMENT

Assets Under Management and Flows

Total Company assets under management increased $17.1 billion, or 11%, from 2012, as a result of net market appreciation of $36.9 billion offset by long-term net outflows of $19.7 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets. Money market net outflows were $0.1 billion in 2013.

Fundamental equity long-term net outflows were $15.9 billion in 2013 compared with $10.4 billion in 2012. The increase in net outflows was primarily driven by underperformance and portfolio manager changes.

JCG continued to grow its fixed income business, with positive long-term net inflows of $0.9 billion in 2013 compared to $4.0 billion in 2012. While both 2013 and 2012 had positive long-term net inflows, the year-over-year decrease was driven by an increase in redemptions in 2013.

Mathematical equity long-term net outflows were $4.7 billion in 2013 compared with $5.6 billion in 2012. The decrease in net outflows was primarily driven by a decrease in redemptions in 2013.

The following table presents the components of JCG's assets under management (in billions):

	Year ended December 31,
	2013	2012	2011
Beginning of year assets	$156.8	$148.2	$169.5
Long-term sales (1)
Fundamental equity	17.2	17.5	20.8
Fixed income	12.6	11.6	10.7
Mathematical equity (2)	5.2	4.9	4.5
Long-term redemptions (1)
Fundamental equity	(33.1)	(27.9)	(32.9)
Fixed income	(11.7)	(7.6)	(5.8)
Mathematical equity (2)	(9.9)	(10.5)	(9.5)

Long-term net flows (1)
Fundamental equity	(15.9)	(10.4)	(12.1)
Fixed income	0.9	4.0	4.9
Mathematical equity	(4.7)	(5.6)	(5.0)

Total long-term net flows	(19.7)	(12.0)	(12.2)
Net money market flows	(0.1)	—	—
Market/fund performance	36.9	20.6	(9.1)

End of year assets	$173.9	$156.8	$148.2

(1)
Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

(2)
2011 gross sales and redemptions exclude the transfer of $1.1 billion within mathematical equity strategies in the first quarter 2011.

	Year ended December 31,
	2013	2012	2011
Average assets under management
Fundamental equity	$93.0	$90.4	$100.6
Fixed income	27.7	23.9	17.6
Mathematical equity	43.3	40.6	42.6
Money market	1.4	1.4	1.5

Total	$165.4	$156.3	$162.3

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

	Year ended December 31,
	2013	2012	2011
Growth/Core (1)
Beginning of year assets	$53.8	$49.7	$60.9
Sales	10.5	9.9	10.7
Redemptions	(19.2)	(14.8)	(18.7)

Net redemptions	(8.7)	(4.9)	(8.0)
Market/fund performance	15.7	9.0	(3.2)

End of year assets	$60.8	$53.8	$49.7

Global/International
Beginning of year assets	$17.9	$18.4	$27.9
Sales	3.3	3.6	4.8
Redemptions	(5.6)	(6.4)	(7.7)

Net redemptions	(2.3)	(2.8)	(2.9)
Market/fund performance	3.7	2.3	(6.6)

End of year assets	$19.3	$17.9	$18.4

Mathematical Equity (2)
Beginning of year assets	$40.2	$39.9	$44.1
Sales	5.2	4.9	4.5
Redemptions	(9.9)	(10.5)	(9.5)

Net redemptions	(4.7)	(5.6)	(5.0)
Market/fund performance	12.1	5.9	0.8

End of year assets	$47.6	$40.2	$39.9

Fixed Income (1)
Beginning of year assets	$26.4	$20.6	$15.3
Sales	12.6	11.6	10.7
Redemptions	(11.7)	(7.6)	(5.8)

Net sales	0.9	4.0	4.9
Market/fund performance	1.6	1.8	0.4

End of year assets	$28.9	$26.4	$20.6

Value
Beginning of year assets	$17.0	$18.1	$19.8
Sales	3.4	4.0	5.3
Redemptions	(8.3)	(6.7)	(6.5)

Net redemptions	(4.9)	(2.7)	(1.2)
Market/fund performance	3.8	1.6	(0.5)

End of year assets	$15.9	$17.0	$18.1

	Year ended December 31,
	2013	2012	2011
Money Market
Beginning of year assets	$1.5	$1.5	$1.5
Sales	0.6	0.8	1.0
Redemptions	(0.7)	(0.8)	(1.0)

Net redemptions	(0.1)	—	—
Market/fund performance	—	—	—

End of year assets	$1.4	$1.5	$1.5

(1)
Growth/core and fixed income assets reflect a 50%/50% split of the Janus Balanced Fund between the two categories.

(2)
2011 gross sales and redemptions exclude the transfer of $1.1 billion within mathematical equity strategies in the first quarter 2011.

Valuation

The value of assets under management is derived from the cash and investment securities underlying JCG's investment products. Investment security values are determined using unadjusted or adjusted quoted market prices and independent third-party price quotes in active markets. JCG uses adjusted market prices to value certain international equity securities in its domestic and non-domestic mutual funds in order to adjust for stale pricing that may occur between the close of certain foreign exchanges and the NYSE. Security prices are adjusted based upon historical impacts for similar post-close activity. For fixed income securities with maturities of 60 days or less, the amortized cost method is used to determine the value. Securities for which market prices are not readily available or are considered unreliable are internally valued using appropriate methodologies for each security type or by engaging third-party specialists. The value of the vast majority of the equity securities underlying JCG's investment products is derived from readily available and reliable market price quotations while the value of a majority of the fixed income securities is derived from evaluated pricing from independent third-party providers.

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

JCG is generally not the pricing agent for securities held within separate and subadvised accounts. However, JCG does perform a daily reconciliation between the pricing performed by the pricing agent and the pricing applied based on JCG's procedures. Any pricing discrepancies noted are sent to the pricing agent for resolution.

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

RESULTS OF OPERATIONS

2013 Compared to 2012

Revenues

Investment Management Fees

Investment management fees increased $30.7 million, or 3.9%, primarily as a result of a 5.8% increase in average assets under management driven by net market appreciation partially offset by long-term net outflows. Revenue increased at a lower rate than average assets primarily due to a shift toward lower-yielding products and channels.

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. Negative performance fees increased $6.8 million, primarily from a decrease in positive performance fees on separate account assets. The decrease in positive performance fees on separate account assets is due to an annual $6.7 million non-recurring fee from an existing client that switched from a performance-based fee to a fixed fee in December 2012.

The following is a summary of mutual fund and separate account assets subject to performance fees as of December 31, 2013 and 2012 (in billions):

	December 31,
	2013	2012
Mutual fund assets	$54.3	$54.0
Separate account assets	$14.1	$9.9

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits increased $18.2 million, or 6.6%, primarily due to higher incentive compensation as a result of higher profits. The company-wide incentive compensation plan is designed to link variable compensation to operating income.

Long-Term Incentive Compensation

Long-term incentive compensation decreased $3.6 million, or 5.4%, primarily due to a $5.0 million decrease related to forfeiture rate estimate adjustments and a net $4.0 million decrease from the vesting of awards in previous years partially offset by awards granted in 2013. These decreases were partially offset by a $2.4 million increase due to mark-to-market adjustments for changes in fair value of mutual fund share awards and investments related to deferred compensation plans and a $2.3 million increase in Perkins senior profits interests awards expense. The Perkins senior profits interests awards receive 5% of Perkins' annual taxable income and have a terminal value based on Perkins revenue and relative investment performance of products managed by Perkins.

On November 18, 2013, Perkins granted additional senior profits interests awards which fully vest on December 31, 2018. These senior profits interests awards receive 10% of Perkins' annual taxable income and have a terminal value based on Perkins revenue and relative investment performance of products managed by Perkins.

Long-term incentive awards granted during 2013 totaled $74.1 million and will generally be recognized ratably over a four-year period. Future long-term incentive award amortization will also be impacted by the 2014 annual grant totaling $53.7 million, which will also generally be recognized ratably over a four-year period.

Marketing and Advertising

Marketing and advertising decreased $3.4 million, or 14.4%, as JCG continued to maintain focused marketing and advertising strategies in 2013.

Depreciation and Amortization

Depreciation and amortization decreased $9.8 million, or 25.5%, primarily due to $7.7 million of intangible asset impairment charges in 2012 from the loss of JCG subadvised relationships. JCG recognizes an impairment charge equal to the unamortized value of the associated intangible asset when notification of termination is received.

Non-Operating Expenses

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense declined $3.9 million, or 8.7%, primarily as a result of the exchange of $110.0 million aggregate principal amount of JCG's existing, 3.25% Convertible Senior Notes due 2014 ("2014 Convertible Notes") for $116.6 million aggregate principal amount of newly-issued, 0.75% Convertible Senior Notes due 2018 ("2018 Convertible Notes") in June 2013. JCG recognized a loss of $12.6 million related to the exchange of notes. In August 2013, JCG also repurchased on the open market $8.0 million aggregate principal amount of the Company's outstanding 6.70% Senior Notes due 2017 ("2017 Senior Notes") for $8.9 million in cash. JCG recognized a loss of $0.9 million on the repurchase.

Investment Gains, Net

The components of investment gains (losses), net for the years ended December 31, 2013 and 2012, are as follows (in millions):

	December 31,
	2013	2012
Seeded investment products	$28.9	$17.8
Noncontrolling interest on seeded investment products	3.4	2.0
Investments in advised mutual funds	8.5	8.6
Index swaps and futures contracts	(37.4)	(12.5)
Economic hedge for deferred compensation plans	3.0	1.3
Put spread option contracts	—	(6.1)
Other	0.1	—

Investment gains (losses), net	$6.5	$11.1

Investment gains declined $4.6 million, or 41%, primarily due to losses on the Company's seed capital economic hedging strategy partially offset by gains on seeded investment products. The year ended December 31, 2012, also included a $6.1 million loss generated by put spread option contracts. The put spread option contracts were purchased to mitigate potential negative impacts on 2012 profitability in the event of a market downturn.

The seed capital hedging strategy utilizes index swaps and futures contracts to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seed capital investments. JCG may modify or discontinue this hedging strategy at any time.

Effective January 2013, JCG discontinued the practice of economically hedging mutual fund share awards. JCG no longer makes corresponding investments in advised mutual funds.

Income Tax Provision

JCG's income tax provision for 2013 includes the reversal of $1.3 million of income tax contingency reserves as a result of the expiration of statutes of limitations and audit settlements, creating a net tax benefit of $0.8 million. The 2013 income tax provision also includes tax expense of $5.0 million related to expiration and vesting of certain equity-based compensation awards.

The effective tax rate for the year ended December 31, 2013 was 37.5%. The effective tax rate for 2014 is expected to increase as a result of previously issued stock options that will expire out-of-the-money. Although the overall rate increase is dependent upon a variety of factors, the tax rate is expected to increase in the first quarter of 2014 to the mid-40 percent range.

2012 Compared to 2011

Revenues

Investment Management Fees

Investment management fees decreased $62.0 million, or 7.3%, primarily as a result of a 3.7% decrease in average assets under management driven by long-term net outflows, partially offset by net market appreciation. Revenue decreased at a higher rate than average assets primarily due to a product mix shift toward lower yielding fixed income products.

Performance Fees

Negative performance fees increased $63.7 million primarily due to the timing of additional mutual funds becoming subject to performance fees and underperformance of mutual fund assets against their benchmarks. Negative mutual fund performance fees were partially offset by positive performance fees on separate account assets.

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits decreased $20.4 million, or 6.9%, primarily due to lower investment team incentive compensation as a result of lower profits.

Long-Term Incentive Compensation

Long-term incentive compensation increased $3.7 million, or 5.9%, primarily due to $13.6 million of expense from new awards granted during 2012 and a $3.2 million mark-to-market adjustment for changes in fair value of mutual fund share awards. These increases were partially offset by a decrease of $6.9 million in Perkins senior profits interests awards expense. Additionally, long-term incentive compensation decreased $6.5 million from the vesting of awards granted in previous years.

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

Non-Operating Expenses

Interest Expense

Interest expense declined $6.0 million, or 11.8%, primarily as a result of the retirement of the $92.2 million of outstanding debt in the third quarter 2011 and the first quarter 2012 debt tender in which $59.4 million aggregate principal amount of the Company's outstanding 6.119% Senior Notes due 2014 ("2014 Senior Notes") and 2017 Senior Notes were repurchased with cash on hand. JCG recognized a $7.2 million loss on early extinguishment of debt related to the repurchase of these notes.

Investment Gains (Losses), Net

The components of investment gains (losses), net for the years ended December 31, 2012 and 2011, are as follows (in millions):

	December 31,
	2012	2011
Seeded investment products	$17.8	$(10.0)
Noncontrolling interest on seeded investment products	2.0	(1.4)
Investments in advised mutual funds	8.6	(7.2)
Index swaps and futures contracts	(12.5)	1.2
Economic hedge for deferred compensation plans	1.3	—
Put spread option contracts	(6.1)	(1.9)
Other	—	(2.6)

	$11.1	$(21.9)

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

 LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data from continuing operations for the years ended December 31, 2013, 2012 and 2011, is as follows (in millions):

	December 31,
	2013	2012	2011
Cash flows provided by (used for):
Operating activities	$224.1	$208.9	$224.6
Investing activities	(141.7)	(38.2)	21.7
Financing activities	(123.3)	(143.7)	(259.5)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	—	—

Net change in cash and cash equivalents	(42.5)	27.0	(13.2)
Balance at beginning of year	387.0	360.0	373.2

Cash balance at end of year	$344.5	$387.0	$360.0

2013 Cash Flows

Operating Activities

Fluctuations in operating cash flows are attributable to changes in working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. In addition to changes in working capital items, an increase in net income also contributed to the increase in cash flows from operations from the comparable prior year period.

Investing Activities

Cash used for investing activities in 2013 primarily includes purchases and sales of investments as well as seed capital derivative instruments. Purchases of investments in 2013 totaling $291.7 million includes $118.8 million from the seeding of investment products (including a $73.7 million investment in a euro-denominated investment product), $102.7 million from the purchase of debt securities and $70.2 million from purchases of derivative instruments used to economically hedge seed capital and foreign currency exposure. Sales of investments totaling $157.6 million include $126.1 million from the sale of seeded investment products and $31.5 million from the sale of seed capital derivative instruments.

Financing Activities

Cash used for financing activities in 2013 primarily represents the payment of $39.8 million of dividends to stockholders, $34.1 million for the repurchase of noncontrolling interests, $33.4 million of repurchases of common stock, $16.1 million for the purchase of a convertible note hedge and $8.9 million related to the open market repurchase of outstanding 2017 Senior Notes partially offset by $10.5 million of proceeds from the issuance of stock warrants.

2012 Cash Flows

Operating Activities

The decrease in cash flows from operations from the comparable prior year period was primarily driven by an increase in negative mutual fund performance fees.

Investing Activities

Cash used for investing activities in 2012 primarily includes purchases and sales of investments as well as economic hedging of mutual fund share awards. Purchases of investments in 2012 totaling $131.0 million primarily include $39.8 million from the economic hedging of mutual fund share awards and $70.1 million from the seeding of investment products, while sales of investments totaling $100.0 million include $28.4 million from the sale of mutual fund share awards hedge assets and $50.7 million from the sale of seeded investment products.

Financing Activities

Cash used for financing activities in 2012 primarily represents the repayment of $59.4 million principal amount of long-term debt for $65.8 million, $54.4 million of dividends paid to stockholders, $17.5 million of repurchases of common stock, $9.1 million of distributions to noncontrolling interests, $8.3 million purchase of noncontrolling interests in INTECH, $6.1 million of proceeds from stock plans and $4.9 million of proceeds from the Dai-ichi Life stock option issuance.

2011 Cash Flows

Operating Activities

The decrease in cash flow from operations from the prior year was primarily driven by an increase in negative mutual fund performance fees.

Investing Activities

Cash provided by investing activities in 2011 includes purchases, sales and maturities of investments as well as economic hedging of mutual fund share awards. Purchases of investments in 2011 totaling $199.0 million include $120.7 million from the seeding of new investment products and $36.4 million from the economic hedging of mutual fund share awards. Sales and maturities of investments totaling $228.0 million include the maturity of $93.1 million of U.S. Treasury notes, which were purchased in the second quarter 2010 and matured in August 2011, $46.9 million from the economic hedging of mutual fund share awards and proceeds of $32.6 million from the disposal of Structured Investment Vehicle ("SIV") securities in the first quarter 2011. The SIV securities were traded on December 1, 2010, and settled on February 23, 2011. Accordingly, the sale was recognized on the trade date and the majority of the cash flow associated with the trade was recognized at settlement.

Financing Activities

Cash used for financing activities in 2011 primarily represents the repayment of $213.1 million principal amount of long-term debt for $223.0 million, $12.1 million of distributions to noncontrolling interests and $28.0 million of dividends paid to stockholders.

Exchange of Convertible Senior Notes

On June 14, 2013, JCG entered into separate privately negotiated exchange agreements pursuant to which $110.0 million aggregate principal amount of JCG's existing, 2014 Convertible Notes was exchanged for $116.6 million aggregate principal amount of newly-issued, 2018 Convertible Notes. Immediately following the exchange, $60.0 million aggregate principal amount of existing 2014 Convertible Notes remained outstanding.

The 2018 Convertible Notes pay interest semiannually at a rate of 0.75% per annum on January 15 and July 15 of each year, beginning on January 15, 2014, and will be convertible, under certain circumstances, into cash, shares of JCG common stock or a combination of cash and shares of JCG common stock, at the Company's election. The initial conversion rate of the 2018 Convertible Notes is 92.1 shares of JCG common stock per $1,000 principal amount of 2018 Convertible Notes, which is equivalent to an initial conversion price of approximately $10.86 per share of common stock, subject to adjustment in certain circumstances. The initial conversion price represents a premium of 25% relative to the $8.69 per share closing price of JCG's common stock on June 13, 2013, the date of pricing. The 2018 Convertible Notes will mature on July 15, 2018, unless earlier converted or repurchased.

Convertible Note Hedge and Warrant Transactions

In connection with the 2018 Convertible Notes issuance, JCG entered into convertible note hedge and warrant transactions which, in combination, are intended to reduce the potential for future dilution to existing shareholders by effectively increasing the conversion price of the 2018 Convertible Notes to JCG from $10.86 to $12.60 per share of common stock.

The convertible note hedge and warrant transactions consist of two separate instruments: purchased call options and the sale of warrants. The call options represent the same number of shares of JCG's common stock underlying the 2018 Convertible Notes with a strike price of $10.86 per share of common stock, which is equal to the conversion price of the 2018 Convertible Notes. The call options cost $16.1 million. To offset the cost of the call options, JCG sold warrants to the counterparty of the call options for the same number of shares of JCG's common stock underlying the 2018 Convertible Notes with an exercise price of $12.60 per share of common stock. The proceeds from the sale of the warrants totaled $10.5 million. The call options and warrants are indexed to JCG's equity and may be settled in cash or stock at JCG's election. Accordingly, the Company recorded the $5.6 million net cost of the instruments as a reduction in equity and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.

Tender Offer for Certain Outstanding Senior Notes

On March 20, 2012, JCG completed a debt tender in which $59.4 million aggregate principal amount of the Company's outstanding 2014 Senior Notes and 2017 Senior Notes were repurchased with cash on hand. JCG recognized a $7.2 million loss on early extinguishment of debt related to the repurchase of these notes.

Money Market Funds Advised by JCG

JCG advises money market funds that seek to provide capital preservation and liquidity, with current income as a secondary objective. JCG attempts to limit the money market funds' exposure to losses by investing in high-quality securities with short-term durations that present minimal credit risk. Adverse events or circumstances related to individual securities or the market in which the securities trade may cause other-than-temporary declines in value. JCG continuously evaluates the securities held by the money market funds to determine if any holdings are distressed or may become distressed in the near future. In such circumstances, JCG would consider whether taking any action, including, but not limited to, a potential election by JCG to provide support to the money market funds that could result in additional impairments and financial losses for the Company, would be appropriate. Under certain situations, JCG may elect to support one or more of the money market funds to enable them to maintain a net asset value equal to $1 through a variety of means, including but not limited to, purchasing securities held by the money market funds, reimbursing for any losses incurred or providing a letter of credit. However, JCG is not contractually or legally obligated to provide support to the money market funds. As a result of JCG's exiting its institutional money market business in early 2009, JCG's money market assets have declined to $1.4 billion at December 31, 2013 and have remained relatively stable.

Short-Term Liquidity and Capital Requirements

The Company has cash and investment securities of $830.0 million at December 31, 2013. The components of cash and investment securities are as follows (in millions):

December 31, 2013
Cash and cash equivalents held domestically	$266.1
Cash and cash equivalents held outside the United States (1)	78.4
Seeded investment products	314.8
Noncontrolling interests (2)	8.8
Debt securities (3)	101.5
Investments in advised mutual funds and deferred compensation plans (4)	60.4

Total cash and investment securities	$830.0

(1)
The cash held outside of the United States may not be entirely available for general corporate purposes due to approximately $24 million of capital requirements associated with foreign subsidiaries of JCG.

(2)
The noncontrolling interests balance is associated with seeded investment products.

(3)
The debt securities mature in 2014 and are intended to match the debt maturity payments due in 2014.

(4)
Represents investments in advised mutual funds and the economic hedging of deferred compensation plans.

JCG believes that existing cash and cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, dividend payments, income tax payments, and interest and principal payments on outstanding debt. JCG may use available cash for general corporate purposes and acquisitions. In addition, JCG may repurchase its outstanding debt securities and common stock through cash purchases, in open market transactions, privately negotiated transactions, exchanges, tender offers or otherwise. Any repurchase of outstanding debt securities and common stock will depend on prevailing market conditions, JCG's liquidity requirements, contractual and legal restrictions and other factors.

Common Stock Repurchase Program

During 2013, as part of its capital and liquidity management, JCG repurchased 3,419,001 shares of its common stock at an average price of $9.30 per share and a total cost of $31.8 million with the intention to offset dilution resulting from stock-based compensation. As of December 31, 2013, $471.9 million is available for repurchase under the current authorizations. Any future repurchases of common stock will depend on prevailing market conditions, the Company's liquidity requirements, contractual and legal restrictions, and other factors.

Long-Term Liquidity and Capital Requirements

Expected long-term commitments and the associated maturities at December 31, 2013, include the following (in millions):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt	$98.9	$—	$461.3	$—
Interest payments	27.9	49.5	14.7	—
Capital leases	1.3	0.6	—	—
Operating leases	16.1	30.9	27.5	64.4

Total	$144.2	$81.0	$503.5	$64.4

The information presented above does not include commitments for capital expenditures in the normal course of business. JCG expects to fund its long-term commitments over the next three years from existing cash and cash generated from operations. For commitments beyond three years, JCG anticipates using cash generated from operations, refinancing debt or accessing capital and credit markets as necessary.

Operating lease obligations are presented net of estimated sublease income of $1.0 million, which is expected to be recognized over the remaining life of the related leases.

INTECH Noncontrolling Interests

INTECH ownership interests held by a founding member have an estimated fair value of approximately $5.3 million and $4.8 million as of December 31, 2013 and 2012, respectively, representing approximately 1.0% aggregate ownership of INTECH for both periods. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase his ownership interest of INTECH at fair value.

Perkins Noncontrolling Interests

Perkins noncontrolling interests subject to redemption rights had an estimated fair value of approximately $0.6 million and $35.3 million as of December 31, 2013 and 2012, respectively.

On February 1, 2013, the noncontrolling owners of Perkins (who then owned 22.2% of the equity units of Perkins) exercised their right to put 98% of their equity units to JCG. Under the terms of the put, the noncontrolling ownership units were redeemed at fair value of $33.8 million as determined on August 31, 2013, six full months following the month of the put exercise. Following the redemption, JCG owned 99.6% of Perkins.

On February 3, 2014, JCG exercised its right to purchase the remaining noncontrolling ownership units in Perkins of 0.4%. Under the terms of the call, the remaining noncontrolling ownership units will be redeemed for $0.6 million on March 14, 2014 based on the fair value as of the call exercise date. The fair value of the ownership units was based on a contractual formula driven by revenue and investment performance of products managed by Perkins.

The noncontrolling interests were primarily held by founding members who are not involved in the management of Perkins. Perkins management continues to hold the majority of their interests in Perkins through senior profits interests awards and long-term incentive compensation plans. The Perkins senior profits interests awards and long-term incentive compensation plans provide active members of Perkins management an ongoing stake in the success of Perkins.

Perkins Senior Profits Interests Awards

On December 31, 2008, Perkins granted senior profits interests awards designed to retain and incentivize key employees to grow the business. These awards vested on the fifth anniversary of the grant and are entitled to a total of 5% of Perkins' annual taxable income. In addition, these awards have a formula-driven terminal value based on revenue and relative investment performance of products managed by Perkins. JCG can call and terminate any or all of the awards following the fifth, seventh or each subsequent anniversary of closing. JCG did not exercise its right to call on the fifth anniversary. Participants can require JCG to terminate the awards in exchange for the then-applicable formula price on the sixth anniversary of closing. The senior profits interests awards are also subject to termination at premiums or discounts to the formula at the option of JCG or certain employees, as applicable, upon certain corporate or employment-related events affecting Perkins or certain employees. As of December 31, 2013, the liability associated with the Perkins senior profits interests awards was $18.3 million (including undistributed earnings) and is included within accrued compensation and benefits on JCG's Consolidated Balance Sheets.

On November 18, 2013, Perkins granted additional senior profits interests awards which fully vest on December 31, 2018, and are entitled to a total of 10% of Perkins' annual taxable income. The entitlement to a percentage of Perkins' annual taxable income over the vesting period is tiered and starts at 2% in 2015 and increases 2% each year thereafter until reaching 10% after fully vesting on December 31, 2018. In addition, these awards have a formula-driven terminal value based on Perkins' revenue. JCG can call and terminate any or all of the awards on December 31, 2018, and each year thereafter. Holders of such interests can require JCG to purchase the interests in exchange for the then-applicable formula price on December 31, 2018. The senior profits interests awards are also subject to termination at premiums or discounts to the formula at the option of JCG or certain employees, as applicable, upon certain corporate or employment-related events affecting Perkins or certain employees. As of December 31, 2013, the formula-driven value was zero and there was no liability on JCG's Consolidated Balance Sheets associated with the Perkins senior profits interests awards granted in 2013.

Other Sources of Liquidity

Long-Term Incentive Stock Plans

On May 10, 2005, JCG shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan"), which allowed the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. Subsequent to the 2014 annual grant in January, approximately 2.0 million shares of equity-based awards are available to be granted under the 2005 Plan.

On April 29, 2010, JCG shareholders approved the 2010 Long-Term Incentive Stock Plan ("2010 Plan"), which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock. On April 26, 2012, JCG shareholders approved an amendment to the 2010 Plan to increase the number of shares available to grant by 9.0 million shares for a total of 13.4 million shares of equity-based awards available to grant under the 2010 Plan. Subsequent to the 2014 annual grant in January, approximately 3.0 million shares of equity-based awards are available to be granted under the 2010 Plan.

JCG also has a 2012 Employment Inducement Award Plan ("EIA Plan") with 1.0 million shares of equity-based awards available to be granted as of December 31, 2013. The EIA Plan is not a shareholder-approved plan.

Off-Balance Sheet Arrangements

Other than certain lease agreements, JCG is not party to any off-balance sheet arrangements that may provide, or require the Company to provide, financing, liquidity, market or credit risk support that is not reflected in JCG's consolidated financial statements.

Credit Facility

On November 25, 2013, JCG entered into a five-year, $200 million, unsecured, revolving credit facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x and the interest coverage ratio must equal or exceed 4.00x. At December 31, 2013, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of November 23, 2018.

The covenants and the calculations of the ratios, as defined in the Credit Facility, are as follows (in millions):

Last four quarters ended December 31, 2013
Net income attributable to JCG common shareholders	$114.7
Add back:
Loss on early extinguishment of debt	13.5
Interest expense	41.1
Income tax provision	73.3
Depreciation and amortization	28.7
Noncash amortization of long-term incentive compensation	63.1
Unrealized gains or losses on investments	(36.1)
Other items as described in the Credit Facility	1.4
Cash paid for deferred commissions and mutual fund share awards	(56.4)

Adjusted net income	$243.3

Debt (including capital leases)	$546.5

Leverage ratio (debt divided by adjusted net income)	2.25

Cannot exceed 3.00x
Interest coverage ratio
(adjusted net income divided by last four quarters cash interest expense (1))	7.31

Must equal or exceed 4.00x
(1)
Cash interest expense is defined by the debt agreement.

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

For debt securities, an other-than-temporary impairment ("OTTI") is evident if JCG intends to sell the debt security or will more likely than not be required to sell the debt security before full recovery of the entire amortized cost basis is realized. However, even if JCG does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, JCG must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income and the noncredit component is recognized through other comprehensive (loss) income, net of tax on JCG's Consolidated Statements of Comprehensive Income.

For equity securities, JCG evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well JCG's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. There were no impairments of investment securities for the years ended December 31, 2013, 2012 and 2011.

Accounting for Goodwill and Intangible Assets

Goodwill and intangible assets constitute $1.7 billion, or 63%, of total assets at December 31, 2013. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. JCG separately tests goodwill and indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

In connection with the purchase price allocation of acquisitions in which a majority interest is obtained, JCG relies on in-house financial expertise or uses a third-party expert, if considered necessary. Valuations generally rely on management's estimates and judgments as to financial forecasts, including revenue, growth rates and operating margins over a range of possible assumptions for various products, distribution channels and business strategies.

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies and is not amortized. Goodwill is tested for impairment by comparing the fair value of the "reporting unit" associated with the goodwill to the reporting unit's recorded value. If the fair value of the reporting unit is less than its recorded value, a process similar to a purchase price allocation is undertaken to determine the amount, if any, of the goodwill impairment. All assets, including previously unrecognized intangible assets and liabilities, are allocated their respective fair values and any unallocated value is assigned to goodwill. Because the allocation of fair value may include intangible assets not previously recognized, the amount of the goodwill impairment charge may significantly exceed the difference between the fair value of the reporting unit and its recorded value. For purposes of testing goodwill for impairment, JCG has identified one reporting unit.

Indefinite-lived intangible assets primarily represent brand name and trademark and mutual fund advisory contracts. The assignment of indefinite lives to brand name and trademark and mutual fund advisory contracts is based on the assumption that they are expected to generate cash flows indefinitely. Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the assets to their recorded values.

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

The October 2013 tests of goodwill and indefinite-lived intangible assets indicated that estimated fair values substantially exceeded their respective carrying values, and as such, no impairment charges were recognized. The October 2013 tests included certain underlying key assumptions regarding future overall market trends and Company operating performance. If actual future market results and Company operating performance vary significantly and unfavorably to those included in the Company's financial forecast, the Company may be subject to impairment charges related to its goodwill and indefinite-lived intangible assets.

No impairment charges were recognized as a result of the October 2012 and 2011 tests of goodwill and indefinite-lived intangible assets.

Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives of 12 years using the straight-line method. Definite-lived intangible assets are tested only when there are indications of impairment. To complete the tests for potential impairment of definite-lived intangible assets, JCG uses a two-step process. The first step compares the fair value of the asset, based on undiscounted cash flows, to the recorded value of the asset. If the recorded value of the asset exceeds the fair value, a second step must be performed. The second step compares the fair value of the asset, based on discounted cash flows, to the carrying value of the asset.

No impairment charges were recognized during the year ended December 31, 2013 and 2011. A $7.7 million intangible asset impairment charge from the loss of JCG subadvised relationships was recognized during the year ended December 31, 2012.

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

JCG granted price-vesting units to its Chief Executive Officer on December 31, 2013, and on December 30, 2011. There are performance and service conditions associated with the vesting of the price-vesting units. See Part II, Item 8, Financial Statements and Supplementary Data, Note 11 — Long-term Incentive Compensation for more information regarding the price-vesting units.

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

Valuation Allowance

JCG has not recorded a valuation allowance on its deferred tax assets of $74.6 million as of December 31, 2013, based on management's belief that future income will more likely than not be sufficient to realize the benefit of the Company's deferred tax assets over time. In the event that actual results differ from these estimates, or if JCG's historical trend of positive income changes, JCG may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Income Tax Contingencies

At December 31, 2013, JCG had an accrued liability of $5.6 million related to tax contingencies for issues which may be raised by various taxing authorities. JCG decreased its income tax contingency reserves in 2013 by $1.3 million as a result of the expiration of statutes of limitations and audit settlements, creating a net tax benefit of $0.8 million. At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed or tax contingencies recorded in prior years may be reversed.

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

Investment Management Fees

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on JCG's operating results. In addition, fluctuations in interest rates may affect the value of assets under management in fixed income investment products. The graph in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Revenues, presents the historical relationship between revenue and average assets under management.

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. As a result, JCG's revenues are subject to volatility beyond market-based fluctuations discussed in the investment management fee section above.

Separate account performance fees are specified in client contracts and are based on investment performance as compared to an established benchmark index over a specified period of time. Performance fees are recognized at the end of the contractual period if the stated performance criteria are achieved. JCG recognized separate account performance fees of $5.6 million, $12.0 million and $9.2 million in 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, $14.1 billion and $9.9 billion of assets under management were subject to separate account performance fees, respectively.

The investment management fee paid by each fund is the base management fee plus or minus a performance fee adjustment as determined by the relative investment performance of each fund compared to a specified benchmark index. The performance fee adjustment is up to a positive or negative 15 basis points, calculated using each fund's daily net average assets over the measurement period. The measurement period begins as a trailing period ranging from 12 to 18 months, and each subsequent month is added to each successive measurement period until a 36-month period is achieved. At that point, the measurement period becomes a rolling 36-month period. JCG recognized mutual fund performance fees of negative $87.8 million, negative $87.4 million and negative $20.9 million in 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, $54.3 billion and $54.0 billion of assets under management were subject to mutual fund performance fees, respectively. The addition of performance fees to new funds or existing funds without such fees is subject to the approval of both a majority of the shareholders of the Funds and the Funds' Independent Board of Trustees.

Investment Securities

At December 31, 2013, JCG had investment securities classified as trading and available-for-sale on its Consolidated Balance Sheets. A summary of the investment securities and relevant sensitivity analyses are provided below.

Trading Securities

Investments classified as trading securities included seeded investment products, investments in advised mutual funds and investments related to deferred compensation plans.

At December 31, 2013, seeded investment products represented $230.0 million in 12 mutual funds advised by the Company and $82.9 million in 28 separately managed accounts. At December 31, 2012, seeded investment products represented $155.3 million in 18 mutual funds advised by the Company and $64.2 million in 25 separately managed accounts.

JCG grants mutual fund share awards to employees that are indexed to certain funds managed by JCG. Upon vesting, participants receive the value of the mutual fund share awards adjusted for gains or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding. Historically, JCG made corresponding investments in JCG managed funds for purposes of economically hedging the mutual fund share awards. Effective January 2013, such corresponding investments are no longer made. As such, JCG's liability to employees granted mutual fund share awards is exposed to market risk for gains and losses attributable to the mutual funds to which the awards were indexed.

The Company recognized $23.6 million, $16.8 million and $(8.6) million of investment gains (losses), net related to trading securities still held as of December 31, 2013, 2012 and 2011, respectively.

Available-for-Sale Securities

At December 31, 2013, available-for-sale securities included seeded investment products and investments in debt securities.

At December 31, 2013 and 2012, seeded investment products advised by the Company designated as available-for-sale securities represented $10.7 million held in 34 mutual funds and $30.1 million held in 31 mutual funds, respectively.

In October 2013, the Company invested $102.7 million in nine highly rated corporate debt securities. The purchase price includes a premium of $2.7 million that will be amortized over the term of the investments. The debt securities mature in 2014. JCG intends to use the proceeds from the investments in debt securities to pay the principal balance of the 6.700% Senior Notes and 3.25% Convertible Senior Notes maturing in 2014.

The following is a summary of the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of seeded investment products classified as available-for-sale securities at December 31, 2013 and 2012 (in millions):

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
Available-for-sale securities:
Debt securities	$101.6	$—	$(0.1)	$101.5	$101.5
Seeded investment products	9.9	0.9	(0.1)	10.7	10.7

Total available-for-sale securities	$111.5	$0.9	$(0.2)	$112.2	$112.2

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
Available-for-sale securities:
Seeded investment products	$32.2	$1.0	$(3.1)	$30.1	$30.1

The gross unrealized gains and losses on seeded investment products and debt securities were recognized as a component of other comprehensive (loss) income, net of tax on the Consolidated Statements of Comprehensive Income. The Company reviewed the gross unrealized losses and determined that the losses were not other-than-temporary. No other-than-temporary impairment charges were recognized in 2013, 2012 and 2011.

Realized gains and losses related to the disposition of seeded investment products classified as available-for-sale securities were recognized within investment gains (losses), net on the Consolidated Statements of Comprehensive Income.

The following is a summary of realized gains and losses upon disposition of seeded investment products classified as available-for-sale securities for the years ended December 31, 2013, 2012 and 2011 (in millions):

	December 31,
	2013	2012	2011
Realized gains	$2.6	$0.6	$1.1
Realized losses	(2.1)	(0.7)	—

Net realized gains (losses)	$0.5	$(0.1)	$1.1

Held-to-Maturity Securities

At December 31, 2013 and 2012, JCG did not own any held-to-maturity securities.

Investment Security Sensitivity Analysis

The following is a summary of the effect that a hypothetical 10% increase or decrease in equity prices would have on JCG's investments subject to equity price fluctuations as of December 31, 2013 (in millions):

	Fair value	Fair value assuming a 10% increase	Fair value assuming a 10% decrease
Investment securities:
Trading:
Seeded investment products	$238.1	$261.9	$214.3
Investments related to deferred compensation plans	11.8	13.0	10.6
Investments in advised funds	20.2	22.2	18.2
Available-for-sale:
Seeded investment products	3.0	3.3	2.7

Total	$273.1	$300.4	$245.8

JCG has investments in fixed income securities that have exposure to interest rate risk. The following is a summary of JCG's fixed income securities and the effect that a hypothetical 100 basis point decline in interest rates would have on pre-tax income as of December 31, 2013 (in millions):

	Fair value	Pre-tax income impact of a 100 basis point decline in interest rates
Investment securities:
Trading:
Seeded investment products	$74.8	$0.7
Investments related to deferred compensation plans	3.1	—
Investments in advised funds	25.3	0.3
Available-for-sale:
Seeded investment products	7.7	0.1
Debt securities	101.5	1.0

Total	$212.4	$2.1

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of its seed investments. Fluctuations in equity markets, debt markets and foreign currency markets are hedged by using index swaps, futures contracts and forward contracts, respectively. As of December 31, 2013, JCG had six index swap positions with a notional value of $184.3 million, six futures contract positions with a notional value of $66.6 million and six foreign currency forward contract positions with a notional value of $93.6 million.

These instruments are not designated as hedges for accounting purposes. Changes in fair value of the index swaps and futures contracts are recognized in investment gains (losses), net on the Consolidated Statements of Comprehensive Income while changes in the fair value of the foreign currency forward contracts are recognized in other income, net on the Consolidated Statements of Comprehensive Income.

The fair value of the index swaps as of December 31, 2013 was $(1.4) million and is netted against associated cash collateral within other current assets on the Consolidated Balance Sheets. The fair value of the foreign currency forward contracts as of December 31, 2013 and 2012, was $(1.5) million and $(0.2) million, respectively, and is also netted against associated cash collateral within other current assets on the Consolidated Balance Sheets.

The Company also held investments in put spread option contracts in 2012 that expired on December 31, 2012. The Company recognized $6.1 million of investment losses related to the put spread option contracts for the year ended December 31, 2012.

Mutual Fund Share Awards

During 2013, 2012 and 2011, JCG granted $38.1 million, $39.8 million and $36.4 million, respectively, in awards that are indexed to certain mutual funds managed by the Company. The 2013 grant includes $16.0 million of performance-based mutual fund share awards. The performance-based mutual fund share awards vest five years after the grant date if certain performance fee criteria are achieved. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the awards were indexed, subject to tax withholding. Mark-to-market adjustments on mutual fund share awards create volatility within long-term incentive compensation expense on JCG's Consolidated Statements of Comprehensive Income. The level of volatility depends upon the amount of mutual fund share awards and the market and investment performance of products to which the awards are indexed.

Deferred Compensation

JCG maintains deferred compensation plans for certain highly compensated employees and members of its Board of Directors. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by the Company. The Company makes no contributions to the plan. To protect against market variability of the liability, the Company creates an economic hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Such investments remain assets of JCG. Changes in market value of the liability to participants are recognized as compensation in JCG's Consolidated Statements of Comprehensive Income, and changes in the market value of the economic hedge are recognized as investment gains (losses), net in JCG's Consolidated Statements of Comprehensive Income. At December 31, 2013 and 2012, investments related to deferred compensation plans totaled $14.9 million and $11.9 million, respectively.

Perkins Senior Profits Interests Awards

On December 31, 2008, and November 18, 2013, Perkins granted senior profits interests awards designed to retain and incentivize key employees to grow the business. Long-term incentive compensation expense related to the Perkins senior profits interests awards is subject to market risk volatility, both currently and in the future, due to the revenue growth and investment performance components of the terminal value calculation. Long-term incentive compensation expense (income) related to the Perkins senior profits interests awards totaled $0.7 million, $(1.6) million and $5.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Foreign Currency Exchange Sensitivity

JCG has international subsidiaries that conduct business in foreign countries. With respect to these operations, matters arise as to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The exposure to foreign currency fluctuations is not material as the majority of the revenue earned and associated expenses incurred by international subsidiaries are denominated in U.S. dollars. The exposure to foreign currency fluctuations may increase in the future as JCG continues to launch new products denominated in currencies other than the U.S. dollar.

Interest Rate Risk on Long-Term Debt

JCG is not exposed to material interest rate risk other than from the potential change in interest rates on the Company's debt in the event of a change in credit ratings by Moody's Investor Services Inc. ("Moody's") or Standard & Poor's ("S&P") Rating Service. JCG's 6.119% Senior Notes due 2014 ("2014 Senior Notes") and 6.700% Senior Notes due 2017 ("2017 Senior Notes") are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company's debt rating is decreased by Moody's from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If the interest rate has been adjusted upward as a result of either Moody's or S&P decreasing its rating, then for each level of a subsequent rating increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. For each 25 basis point increase, JCG's interest expense will increase by approximately $0.9 million on an annualized basis. The interest rate adjustment covenant will permanently terminate if the Company's debt ratings increase to Baa2 (or higher) by Moody's and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. S&P increased JCG's credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rates payable on the 2014 Senior Notes and 2017 Senior Notes. On January 9, 2013, S&P reaffirmed JCG's credit rating of BBB- and revised its outlook from stable to negative. On May 17, 2013, Moody's reaffirmed JCG's credit rating of Baa3, with a stable outlook.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	45
Management Report on Internal Control Over Financial Reporting	47
Consolidated Balance Sheets as of December 31, 2013 and 2012	48
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011	49
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	50
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2013, 2012 and 2011	51
Notes to Consolidated Financial Statements	52
Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.
Denver, CO

We have audited the accompanying consolidated balance sheets of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, CO
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.
Denver, CO

We have audited the internal control over financial reporting of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31, 2013, of the Company, and our report dated February 25, 2014, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, CO
February 25, 2014

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

JCG management has assessed the effectiveness of JCG's internal controls over financial reporting as of December 31, 2013. In making this assessment, JCG management used the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992).

Based on the assessment using those criteria, JCG management believes that as of December 31, 2013, internal control over financial reporting is effective.

JCG's independent registered public accounting firm audited the financial statements included in the Annual Report on Form 10-K and has issued an audit report on management's assessment of JCG's internal control over financial reporting. This report appears on page 41 of this Annual Report on Form 10-K.

February 25, 2014

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Share Data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$344.5	$387.0
Investment securities	485.5	350.5
Accounts receivable	108.8	100.2
Other current assets	52.0	50.7

Total current assets	990.8	888.4
Other assets:
Property and equipment, net	29.9	33.3
Intangible assets, net	1,230.1	1,242.3
Goodwill	488.2	488.2
Non-current assets	8.3	8.2

Total assets	$2,747.3	$2,660.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4.1	$3.7
Accrued compensation and benefits	122.7	91.2
Current portion of long-term debt	96.9	—
Other accrued liabilities	78.0	64.6

Total current liabilities	301.7	159.5
Other liabilities:
Long-term debt	447.7	545.1
Deferred income taxes, net	447.7	436.0
Non-current liabilities	32.4	41.8

Total liabilities	1,229.5	1,182.4

Commitments and contingencies (See Note 15)
Redeemable noncontrolling interests	7.3	42.9

Equity:
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 265,500,708 and 265,500,708 shares issued, respectively; 188,603,875 and 187,522,000 shares outstanding, respectively)	1.9	1.9
Retained earnings	1,496.0	1,415.4
Accumulated other comprehensive (loss) income	(1.1)	0.6

Total JCG stockholders' equity	1,496.8	1,417.9
Noncontrolling interests	13.7	17.2

Total equity	1,510.5	1,435.1

Total liabilities and equity	$2,747.3	$2,660.4

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions, Except Per Share Data)

	For the year ended December 31,
	2013	2012	2011
Revenues:
Investment management fees	$813.0	$782.3	$844.3
Performance fees	(82.2)	(75.4)	(11.7)
Shareowner servicing fees and other	143.1	143.1	149.3

Total	873.9	850.0	981.9

Operating expenses:
Employee compensation and benefits	292.7	274.5	294.9
Long-term incentive compensation	63.1	66.7	63.0
Marketing and advertising	20.2	23.6	28.0
Distribution	125.7	126.8	141.7
Depreciation and amortization	28.7	38.5	33.3
General, administrative and occupancy	104.4	105.4	109.2

Total	634.8	635.5	670.1

Operating income	239.1	214.5	311.8
Interest expense	(41.1)	(45.0)	(51.0)
Investment gains (losses), net	6.5	11.1	(21.9)
Other income, net	4.5	3.2	3.8
Loss on early extinguishment of debt	(13.5)	(7.2)	(9.9)

Income before taxes	195.5	176.6	232.8
Income tax provision	(73.3)	(64.7)	(79.4)

Net income	122.2	111.9	153.4
Noncontrolling interests	(7.5)	(9.6)	(10.5)

Net income attributable to JCG common shareholders	$114.7	$102.3	$142.9

Earnings per share attributable to JCG common shareholders:
Basic	$0.62	$0.56	$0.78
Diluted	$0.62	$0.55	$0.78
Other comprehensive (loss) income, net of tax:
Net unrealized gain on available-for-sale securities	$0.1	$0.6	$0.3
Amortization of net loss on cash flow hedge	—	—	0.1
Foreign currency gain (loss)	—	0.4	(1.1)
Reclassification for items included in net income	(1.8)	0.1	(1.4)

Total other comprehensive (loss) income, net of tax	(1.7)	1.1	(2.1)

Comprehensive income	120.5	113.0	151.3
Comprehensive income attributable to noncontrolling interests	(7.5)	(9.6)	(10.5)

Comprehensive income attributable to JCG common shareholders	$113.0	$103.4	$140.8

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the year ended December 31,
	2013	2012	2011
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$122.2	$111.9	$153.4
Adjustments to net income:
Depreciation and amortization	28.7	38.5	33.3
Deferred income taxes	2.1	11.2	2.3
Amortization of stock-based compensation	25.0	26.1	34.7
Investment (gains) losses, net	(6.5)	(11.1)	21.9
Loss on early extinguishment of debt	13.5	7.2	9.9
Amortization of debt discounts, premiums and deferred issuance costs	10.9	11.3	11.2
Payment of deferred commissions, net	(4.4)	(5.1)	(4.6)
Other, net	(0.6)	0.2	0.6
Changes in working capital items:
Accounts receivable	(7.9)	(3.3)	38.1
Other current assets	21.5	13.4	(12.6)
Accounts payable and accrued compensation payable	23.2	13.1	(32.6)
Other current and non-current liabilities	(3.6)	(4.5)	(31.0)

Net operating activities	224.1	208.9	224.6

Investing activities:
Purchase of property and equipment	(7.6)	(7.2)	(7.3)
Purchase of investment securities	(291.7)	(131.0)	(199.0)
Proceeds from sales and maturities of investment securities	157.6	100.0	228.0

Net investing activities	(141.7)	(38.2)	21.7

Financing activities:
Proceeds from the issuance of stock warrants	10.5	—	—
Purchase of convertible note hedge	(16.1)	—	—
Debt issuance costs	(4.8)	—	(1.5)
Repayment of long-term debt	(8.9)	(65.8)	(223.0)
Purchase of noncontrolling interests	(34.1)	(8.3)	(0.8)
Proceeds from stock option exercises and employee stock purchases	8.0	6.1	3.6
Proceeds from stock option issuances	—	4.9	—
Excess tax benefit from equity-based compensation	2.3	1.4	3.3
Repurchase of common stock	(33.4)	(17.5)	—
Distributions to noncontrolling interests	(5.9)	(9.1)	(12.1)
Principal payments under capital lease obligations	(1.1)	(1.0)	(1.0)
Dividends paid to JCG common shareholders	(39.8)	(54.4)	(28.0)

Net financing activities	(123.3)	(143.7)	(259.5)

Cash and cash equivalents:
Effect of exchange rate changes	(1.6)	—	—

Net change	(42.5)	27.0	(13.2)
At beginning of year	387.0	360.0	373.2

At end of year	$344.5	$387.0	$360.0

Supplemental cash flow information:
Cash paid for interest	$31.0	$33.0	$41.3
Cash paid for income taxes	$51.5	$37.7	$90.0

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in Millions, Except Per Share Data)

	Shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Nonredeemable noncontrolling interests	Total equity
Balance at December 31, 2010	184.1	$1.8	$1,168.1	$1.6	$11.7	$1,183.2
Net income			142.9		2.4	145.3
Other comprehensive loss				(2.1)		(2.1)
Amortization of stock-based compensation			24.9		4.5	29.4
Issuance and forfeitures of restricted stock awards, net	2.3	0.1				0.1
Stock option exercises and employee stock purchases	0.6	—	3.6			3.6
Changes in noncontrolling interests in consolidated investment products					22.1	22.1
Distributions to noncontrolling interests					(2.7)	(2.7)
Change in fair value of redeemable noncontrolling interests			0.3		0.4	0.7
Vesting of nonredeemable noncontrolling interests					(1.7)	(1.7)
Purchase of noncontrolling interests					(0.8)	(0.8)
Common stock dividends to JCG common shareholders			(28.0)			(28.0)

Balance at December 31, 2011	187.0	1.9	1,311.8	(0.5)	35.9	1,349.1
Net income			102.3		2.1	104.4
Other comprehensive income				1.1		1.1
Amortization of stock-based compensation			27.9		4.6	32.5
Issuance and forfeitures of restricted stock awards, net	1.6	—			(5.0)	(5.0)
Stock option exercises and employee stock purchases	1.1	—	6.1			6.1
Stock option issuance			4.9			4.9
Changes in noncontrolling interests in consolidated investment products					(16.8)	(16.8)
Distributions to noncontrolling interests					(1.8)	(1.8)
Change in fair value of redeemable noncontrolling interests			34.3			34.3
Vesting of nonredeemable noncontrolling interests					(1.2)	(1.2)
Purchase of noncontrolling interests					(0.6)	(0.6)
Common stock repurchases	(2.2)	—	(17.5)			(17.5)
Common stock dividends to JCG common shareholders			(54.4)			(54.4)

Balance at December 31, 2012	187.5	1.9	1,415.4	0.6	17.2	1,435.1
Net income			114.7		1.1	115.8
Other comprehensive loss				(1.7)		(1.7)
Amortization of stock-based compensation			22.2		2.1	24.3
Issuance and forfeitures of restricted stock awards, net	3.2	—				—
Stock option exercises and employee stock purchases	1.4	—	8.0			8.0
Convertible senior notes issuance			14.7			14.7
Extinguishment of convertible senior notes			(2.0)			(2.0)
Convertible note hedge issuance			(16.1)			(16.1)
Stock warrants issuance			10.5			10.5
Changes in noncontrolling interests in consolidated investment products					(3.6)	(3.6)
Distributions to noncontrolling interests					(1.6)	(1.6)
Change in fair value of redeemable noncontrolling interests			1.8			1.8
Vesting of nonredeemable noncontrolling interests					(1.2)	(1.2)
Purchase of noncontrolling interests					(0.3)	(0.3)
Common stock repurchases	(3.5)	—	(33.4)			(33.4)
Common stock dividends to JCG common shareholders			(39.8)			(39.8)

Balance at December 31, 2013	188.6	$1.9	$1,496.0	$(1.1)	$13.7	$1,510.5

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

JCG's significant subsidiaries at December 31, 2013, include:

•
Janus Capital Management LLC ("Janus"), (wholly-owned subsidiary) — Janus offers growth and core equity, global and international equity as well as balanced and fixed income investment products.

•
INTECH Investment Management LLC ("INTECH"), (96.8% owned subsidiary) — INTECH offers risk-managed investment products that are based on a mathematical theorem which seeks to add value for clients by capitalizing on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a specified benchmark index, while controlling risks and trading costs. INTECH manages and subadvises institutional and separate accounts and subadvises certain Janus mutual funds.

•
Perkins Investment Management LLC ("Perkins"), (99.6% owned subsidiary) — Perkins offers value-disciplined investment products, including small, mid and large cap and global value investment products. On February 3, 2014, JCG exercised its right to purchase the remaining 0.4% of Perkins. See Note 10 — Noncontrolling Interests for further discussion regarding the purchase of the remaining noncontrolling interest in Perkins.

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

Cash Equivalents

Short-term investments with an initial maturity of three months or less when purchased, including investments in money market funds, are considered cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization are recorded using the straight-line method over the estimated useful life of the related assets (or the lease term, if shorter). Depreciation and amortization expense totaled $11.2 million, $13.4 million and $14.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Property and equipment is summarized as follows (in millions):

		December 31,
	Depreciation and amortization period
		2013	2012
Furniture, fixtures, computer equipment and software	3-7 years	$199.3	$191.9
Leasehold improvements	3-24 years	37.5	37.1

Subtotal		236.8	229.0
Less accumulated depreciation and amortization		(206.9)	(195.7)

Property and equipment, net		$29.9	$33.3

JCG evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. There were no impairments of long-lived assets for the years ended December 31, 2013, 2012 and 2011.

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

Capitalized software costs totaled $8.3 million and $7.9 million at December 31, 2013 and 2012, respectively, and are presented within property and equipment, net on the Consolidated Balance Sheets.

Deferred Commissions

Sales commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized over various periods, not exceeding four years, based on the estimated recoverability of the asset through distribution fee payments or contingent deferred sales charges. Contingent deferred sales charges received from early redemptions reduce the unamortized deferred commissions balance. Amortization expense for the years ended December 31, 2013, 2012 and 2011, totaled $5.3 million, $5.6 million and $7.4 million, respectively.

Deferred commissions, which are recorded as components of other current assets and non-current assets on the Consolidated Balance Sheets, are summarized as follows (in millions):

	December 31,
	2013	2012
Deferred commissions — current	$2.2	$3.0
Deferred commissions — non-current	0.3	0.4

Total	$2.5	$3.4

Investment Securities

JCG classifies investment securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried on JCG's Consolidated Balance Sheets at fair value and consist primarily of investments related to seeded investment products, investments in advised funds previously utilized for the economic hedging of mutual fund share awards and investments related to the economic hedging of deferred compensation.

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

The Company has determined that its seeded investment products do not represent variable interest entities. Seed investments are made largely in mutual funds, but may also be made in commingled pools and separate accounts. JCG has determined mutual funds to be voting interest entities rather than variable interest entities. Commingled pools are established as limited liability companies or partnerships, and as such, the Company applies partnership accounting rules. These rules dictate that a managing member or general partner would not consolidate an entity if the members or limited partners carry substantive kick-out rights. All of the Company's commingled pools carry substantive kick-out rights. Seed investments in separate accounts are 100% owned by JCG and are accounted for as trading securities.

Economic Hedging of Mutual Fund Share Awards and Deferred Compensation

JCG grants mutual fund share awards to employees that are indexed to certain funds managed by JCG. Upon vesting, participants receive the value of the mutual fund share awards adjusted for gains or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding. Historically, JCG made corresponding investments in JCG managed funds for purposes of economically hedging the mutual fund share awards. Effective January 2013, such corresponding investments are no longer made. The value of the investments in the JCG managed funds is a component of investment securities on JCG's Consolidated Balance Sheets.

The Company maintains deferred compensation plans for certain highly compensated employees and members of its Board of Directors. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by the Company and its subsidiaries. The Company makes no contributions to the plan. To protect against market variability of the liability, the Company creates an economic hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Such investments remain assets of JCG. Changes in market value of the liability to participants are recognized as long-term incentive compensation in JCG's Consolidated Statements of Comprehensive Income and changes in the market value of the mutual fund securities are recognized in investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income.

Available-for-Sale Securities

Investment securities classified as available-for-sale consist of seeded investment products in which JCG holds a less than 20% interest and are carried on JCG's Consolidated Balance Sheets at fair value, and debt securities. The debt securities are classified as available-for-sale as JCG may not hold them to maturity. Changes in fair value are reflected as a component of other comprehensive (loss) income, net of tax on JCG's Consolidated Statements of Comprehensive Income until realized. Realized gains, losses and declines in fair value that are judged to be other-than-temporary are reflected as a component of investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. Accumulated gains and losses are reclassified to earnings when the securities are sold on a first-in, first-out cost basis.

Held-to-Maturity Securities

Investment securities are classified as held-to-maturity when JCG has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried on JCG's Consolidated Balance Sheets at cost with corresponding interest income reflected as other income, net on JCG's Consolidated Statements of Comprehensive Income. Realized gains, losses and declines in fair value that are judged to be other-than-temporary are reflected as a component of investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. There were no held-to-maturity securities on JCG's Consolidated Balance Sheets for the years ended December 31, 2013 and 2012.

Impairment Evaluation

JCG periodically evaluates the carrying value of investment securities classified as available-for-sale or held-to-maturity for potential impairment. In determining if an impairment exists, JCG considers the duration, extent and circumstances of any decline in fair value.

For debt securities, an other-than-temporary impairment ("OTTI") is evident if JCG intends to sell the debt security or will more likely than not be required to sell the debt security before full recovery of the entire amortized cost basis is realized. However, even if JCG does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, JCG must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within investment gains (losses) on JCG's Consolidated Statements of Comprehensive Income and the noncredit component is recognized through other comprehensive (loss) income, net of tax on JCG's Consolidated Statements of Comprehensive Income.

For equity securities, JCG evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as JCG's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within investment gains (losses) on JCG's Consolidated Statements of Comprehensive Income. There were no impairments of investment securities for the years ended December 31, 2013, 2012 and 2011.

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of its seed investments. Fluctuations in equity markets, debt markets and foreign currency markets are hedged by using index swaps, futures contracts and forward contracts, respectively. These derivative instruments are not classified as hedges for accounting purposes. The Company records all derivatives as either assets or liabilities on JCG's Consolidated Balance Sheets and measures those investments at fair value. Changes in the value of the index swaps and futures contracts are recognized as a component of investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. Changes in the value of the foreign currency forward contracts are recognized as a component of other income, net on JCG's Consolidated Statements of Comprehensive Income.

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

JCG's Level 1 and Level 2 fair value measurements consist of debt securities with maturities of 90 days or less carried within cash and cash equivalents, exchange-traded equity and debt securities underlying separate accounts and consolidated mutual funds and shares of unconsolidated mutual funds, investments in mutual funds related to the economic hedging of mutual fund share awards and deferred compensation plans, derivative instruments and long-term debt. The fair value level of consolidated seeded investment products is determined by the underlying securities of the product while the fair value level of equity-method and unconsolidated seeded investment products are valued using the respective net asset value ("NAV") of each product. All seeded investment products that utilize the NAV to determine their fair value are classified as Level 1, and primarily represent seeded mutual funds where JCG's ownership level is under 50%.The majority of investment securities classified as Level 2 are debt securities with values derived from evaluated pricing by independent third-party providers. Short-term securities with maturities of 60 days or less are valued at amortized cost, which approximates market value and are also categorized as Level 2 in the hierarchy. The underlying securities of mutual funds and separate accounts may be denominated in a foreign currency and are traded on exchanges outside of the U.S. In some cases, the closing price of such securities may be adjusted to capture the effects of any post-closing activity impacting the markets in which they trade. These adjustments result in the securities being classified as Level 2 and may also result in movements of securities between Level 1 and Level 2.

JCG's Level 3 recurring fair value measurements primarily represent redeemable noncontrolling interests. Redeemable noncontrolling interests in INTECH are measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal multiple of future cash flows. Redeemable noncontrolling interests in Perkins are measured by a contractual formula intended to represent fair value. See Note 6 — Fair Value Measurements for further discussion of the fair value of redeemable noncontrolling interests.

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

The accounting guidance for uncertainty in income taxes sets forth a specific method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The tax contingencies liability relates primarily to general state tax items and has been recorded in other liabilities and other accrued liabilities on JCG's Consolidated Balance Sheets, as appropriate.

Taxing authorities generally charge interest and may assess penalties in the event that a tax position taken is subsequently reversed upon examination. JCG has accrued interest on its uncertain tax provisions based on the rates specified by the applicable taxing authorities and has recorded the interest as a component of the tax provision. At December 31, 2013, 2012 and 2011, $1.3 million, $2.2 million and $3.4 million, respectively, of accrued interest is included in the liability for tax contingencies. Any potential penalties associated with a tax contingency will also be included as a component of the tax provision in the period in which the assessment of a penalty becomes likely. JCG does not believe that it is subject to any penalties related to its tax contingencies and, therefore, has not accrued a liability for tax penalties.

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

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests that are not subject to redemption rights are classified in permanent equity. Redeemable noncontrolling interests are classified outside of permanent equity on the Consolidated Balance Sheets and are measured at estimated fair value as of the balance sheet dates. Changes in fair value of redeemable noncontrolling interests are recognized as increases or decreases to redeemable noncontrolling interests with an offsetting charge to retained earnings. Certain of the INTECH and Perkins ownership interests granted to employees become subject to redemption rights upon vesting at which time such interests are reclassified to redeemable noncontrolling interests. Earnings attributable to noncontrolling interests that are and are not subject to redemption rights are combined in JCG's Consolidated Statements of Comprehensive Income. Acquisitions of entities in which JCG holds an existing controlling interest are treated as a reduction of noncontrolling interests or redeemable noncontrolling interests in an amount equal to the purchase price. See Note 10 — Noncontrolling Interests for further discussion of noncontrolling interests.

Revenue Recognition

Investment management and shareowner servicing fees are recognized as services are provided. These revenues are generally determined in accordance with contracts based upon a percentage of average assets under management.

Performance fee revenue is derived from certain mutual funds and separate accounts. Mutual fund performance fees represent an adjustment to the investment management fee of certain mutual funds and are based on the relative investment performance of each fund compared to a specific benchmark index. The adjustment is up to a positive or negative 15 basis points and is calculated using each fund's daily net average assets based on a trailing 36-month measurement period.

Separate account performance fees are specified in client contracts and are based on investment performance as compared to an established benchmark index over a specified period of time. Separate account performance fees are recognized at the end of the contractual period if the stated performance criteria are achieved.

Marketing

Marketing and promotional costs are generally expensed as incurred.

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

Other Income, Net

The components of other income, net for the years ended December 31, 2013, 2012 and 2011, are as follows (in millions):

	December 31,
	2013	2012	2011
Dividend income	$3.8	$2.3	$2.5
Interest income	0.5	0.6	0.7
Foreign currency gains (losses), net	0.2	(1.6)	0.2
Other, net	—	1.9	0.4

Total other income, net	$4.5	$3.2	$3.8

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-01, "Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This ASU amends ASU 2011-11, "Balance Sheet: Disclosures about Offsetting Assets and Liabilities" to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with applicable accounting guidance or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in ASU 2011-11. The amendments were effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not have a material impact on JCG's consolidated financial statements; however, there is an impact related to the notes to the financial statements upon adoption in 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU requires an entity to disclose changes in accumulated other comprehensive income ("OCI") balances by component and disaggregate the total change between current period OCI and reclassification adjustments. For significant reclassifications out of accumulated OCI, an entity is required to identify each line item affected by the reclassification in the notes to the financial statements or on the statement where net income is presented. The ASU is effective for JCG's fiscal period beginning January 1, 2013. JCG adopted ASU No. 2013-02 on January 1, 2013, and added related disclosure in Note 13 — Accumulated Other Comprehensive (Loss) Income.

In July 2012, the FASB issued an update to the accounting guidance related to the testing of indefinite-lived intangible assets for impairment. Under the amended guidance, a reporting entity may elect to assess qualitative factors to determine if it is more likely than not that the fair value of the intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. The revised standard is effective for annual and interim indefinite-lived intangible asset impairment tests performed for the Company's fiscal year beginning January 1, 2013. The Company did not elect the qualitative method for testing its indefinite-lived intangible assets for impairment testing during 2013.

NOTE 4 — INVESTMENT SECURITIES

JCG's investment securities as of December 31, 2013 and 2012, are summarized as follows (in millions):

	December 31,
	2013	2012
Trading securities:
Seeded investment products	$312.9	$219.5
Investments in advised mutual funds	45.5	89.0
Investments related to deferred compensation plans	14.9	11.9

Total trading securities	373.3	320.4
Available-for-sale securities:
Seeded investment products	10.7	30.1
Debt securities	101.5	—

Total available-for-sale securities	112.2	30.1

Total investment securities	$485.5	$350.5

Trading Securities

At December 31, 2013, investments classified as trading securities included seeded investment products, investments in advised mutual funds and investments related to deferred compensation plans.

At December 31, 2013, seeded investment products represented $230.0 million in 12 mutual funds advised by the Company and $82.9 million in 28 separately managed accounts. At December 31, 2012, seeded investment products represented $155.3 million in 18 mutual funds advised by the Company and $64.2 million in 25 separately managed accounts.

The Company recognized $23.6 million, $16.8 million and $(8.6) million of investment gains (losses) related to seeded investment products classified as trading securities that were still held as of December 31, 2013, 2012 and 2011, respectively.

Available-for-Sale Securities

At December 31, 2013 and 2012, seeded investment products advised by the Company designated as available-for-sale securities represented $10.7 million held in 34 mutual funds and $30.1 million held in 31 mutual funds, respectively.

In October 2013, the Company invested $102.7 million in nine highly rated corporate debt securities. The purchase price includes a premium of $2.7 million that will be amortized over the term of the investments. The debt securities mature in 2014.

The following is a summary of the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of available-for-sale securities at December 31, 2013 and 2012 (in millions):

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
Available-for-sale securities:
Debt securities	$101.6	$—	$(0.1)	$101.5	$101.5
Seeded investment products	9.9	0.9	(0.1)	10.7	10.7

Total available-for-sale securities	$111.5	$0.9	$(0.2)	$112.2	$112.2

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
Available-for-sale securities:
Seeded investment products	$32.2	$1.0	$(3.1)	$30.1	$30.1

The gross unrealized gains and losses on seeded investment products were recognized as a component of other comprehensive (loss) income, net of tax on the Consolidated Statements of Comprehensive Income. The Company reviewed the gross unrealized losses and determined that the losses were not other-than-temporary. No other-than-temporary impairment charges were recognized in 2013, 2012 and 2011.

Realized gains and losses related to the disposition of seeded investment products classified as available-for-sale securities were recognized within investment gains (losses), net on the Consolidated Statements of Comprehensive Income. The following is a summary of realized gains and losses upon disposition of seeded investment products classified as available-for-sale securities for the years ended December 31, 2013, 2012 and 2011 (in millions):

	December 31,
	2013	2012	2011
Realized gains	$2.6	$0.6	$1.1
Realized losses	(2.1)	(0.7)	—

Net realized gains (losses)	$0.5	$(0.1)	$1.1

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of its seed investments. Fluctuations in equity markets, debt markets and foreign currency markets are hedged by using index swaps, futures contracts and foreign currency forward contracts, respectively. As of December 31, 2013, JCG had six index swap positions with a notional value of $184.3 million, six futures contract positions with a notional value of $66.6 million and six foreign currency forward contract positions with a notional value of $93.6 million.

These instruments are not designated as hedges for accounting purposes. Changes in fair value of the index swaps and futures contracts are recognized in investment gains (losses), net on the Consolidated Statements of Comprehensive Income while changes in fair value of the foreign currency forward contracts are recognized in other income, net on the Consolidated Statements of Comprehensive Income.

Index swaps and foreign currency forward contracts are subject to a master netting agreement and their fair values are netted against associated cash collateral within cash and cash equivalents and other current assets on the Consolidated Balance Sheets. Futures contracts are subject to a separate master netting agreement with their fair values netted against their associated cash collateral amount within other current assets on the Consolidated Balance Sheets. The remaining cash collateral associated with the futures contracts is restricted. The following table presents gross and offsetting amounts for derivative instruments as of December 31, 2013 and 2012, respectively (in millions):

	December 31,
	2013	2012
Index swaps and forward contracts
Assets:
Cash collateral	$4.8	$2.1
Index swaps fair value	0.1	—
Liabilities:
Index swaps fair value	(1.5)	—
Foreign exchange forward contracts fair value	(1.5)	(0.2)

Total liabilities	(3.0)	(0.2)

Net asset	$1.9	$1.9

Futures contracts
Assets:
Cash collateral	$0.9	$3.1
Futures contracts fair value	0.9	0.2

Total assets	1.8	3.3
Liabilities:
Futures contracts fair value	(0.4)	(0.8)

Net asset	$1.4	$2.5

The Company also held investments in put spread option contracts in 2012 that expired on December 31, 2012. The Company recognized $6.1 million and $1.9 million of investment losses related to the put spread option contracts for the year ended December 31, 2012 and 2011, respectively.

JCG recognized the following net gains (losses) on hedged seed investments and net (losses) gains on associated index swaps and futures contracts for the years ended December 31, 2013, 2012 and 2011 (in millions):

	December 31,
	2013	2012	2011
Hedged seed investments classified as trading securities	$31.8	$11.5	$(7.9)
Hedged seed investments classified as available-for-sale securities	1.6	—	—

Total hedged seed investments	33.4	11.5	(7.9)
Futures contracts	(20.7)	(12.5)	1.2
Index swaps	(16.7)	—	—

Total	$(4.0)	$(1.0)	$(6.7)

JCG recognized the following net gains on hedged seed investments denominated in a foreign currency and net losses on associated foreign currency forward contracts for the years ended December 31, 2013, 2012 and 2011 (in millions):

	December 31,
	2013	2012	2011
Net gains (losses) in net income related to:
Translation gains	$4.3	$0.1	$0.2
Foreign currency forward contracts	(4.3)	—	(0.4)

Total	$—	$0.1	$(0.2)

Investment Gains (Losses), Net

Investment gains (losses), net on the Consolidated Statements of Comprehensive Income comprised the following for the years ended December 31, 2013, 2012 and 2011 (in millions):

	December 31,
	2013	2012	2011
Seeded investment products	$28.9	$17.8	$(10.0)
Noncontrolling interest on seeded investment products	3.4	2.0	(1.4)
Investments in advised mutual funds	8.5	8.6	(7.2)
Index swaps and futures contracts	(37.4)	(12.5)	1.2
Economic hedge for deferred compensation plans	3.0	1.3	—
Put spread option contracts	—	(6.1)	(1.9)
Other	0.1	—	(2.6)

Investment gains (losses), net	$6.5	$11.1	$(21.9)

Purchases, Sales and Maturities

Cash flows related to investment securities for the years ended December 31, 2013, 2012 and 2011, are summarized as follows (in millions):

	December 31, 2013		December 31, 2012		December 31, 2011
	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities
Trading securities	$(118.0)	$79.1	$(108.9)	$80.7	$(161.6)	$69.6
Available-for-sale securities	(103.5)	47.0	(1.1)	8.0	(0.5)	38.5
Held-to-maturity securities	—	—	—	—	—	92.3
Derivative instruments:
Put spread option contracts	—	—	—	—	(8.0)	—
Seed capital economic hedge	(70.2)	31.5	(21.0)	11.3	(28.9)	27.6

Total cash flows	$(291.7)	$157.6	$(131.0)	$100.0	$(199.0)	$228.0

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

JCG's goodwill and intangible assets are summarized below (in millions):

	December 31, 2012	Amortization	December 31, 2013
Indefinite-lived intangible assets:
Mutual fund advisory contracts	$918.6	$—	$918.6
Brand name and trademark	270.6	—	270.6
Definite-lived intangible assets:
Client relationships	150.2	—	150.2
Accumulated amortization	(97.1)	(12.2)	(109.3)

Net intangible assets	$1,242.3	$(12.2)	$1,230.1

Goodwill	$488.2	$—	$488.2

The majority of goodwill and intangible assets were generated from the purchase of the noncontrolling interest of Janus and acquisitions of interests in INTECH and Perkins. Intangible assets acquired as a result of these transactions include brand name and trademark, mutual fund advisory contracts and client relationships.

Indefinite-lived intangible assets represent brand name, trademark and mutual fund advisory contracts.

Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives of 12 years using the straight-line method. JCG recognizes an impairment charge equal to the unamortized value of the associated subadvised relationship when notification of termination is received. There were no intangible asset impairment charges recognized during the years ended December 31, 2013 and 2011. During the year ended December 31, 2012, the Company recognized $7.7 million of intangible asset impairment charges in amortization expense from the loss of JCG subadvised relationships.

Amortization expense was $12.2 million, $19.5 million and $11.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future amortization expense is expected to be $9.6 million in 2014, $7.7 million in 2015, $7.6 million in 2016, $7.6 million in 2017, $5.0 million in 2018 and $3.4 million thereafter.

Impairment Testing

The October 2013 tests of goodwill and indefinite-lived intangible assets indicated that estimated fair values substantially exceeded their respective carrying values, and as such, no impairment charges were recognized. The October 2013 tests included certain underlying key assumptions regarding future overall market trends and Company operating performance. If actual future market results and Company operating performance vary significantly and unfavorably to those included in the Company's financial forecast, the Company may be subject to impairment charges related to its goodwill and indefinite-lived intangible assets.

No impairment charges were recognized as a result of the October 2012 and 2011 tests of goodwill and indefinite-lived intangible assets.

NOTE 6 — FAIR VALUE MEASUREMENTS

The following table presents assets, liabilities and redeemable noncontrolling interests measured or disclosed at fair value on a recurring basis as of December 31, 2013 (in millions):

	Fair value measurements using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents	$—	$199.0	$—	$199.0
Futures contracts	—	0.5	—	0.5
Trading securities:
Seeded investment products	265.9	47.0	—	312.9
Investments in advised mutual funds	45.5	—	—	45.5
Investments related to deferred compensation plans	14.9	—	—	14.9
Available-for-sale securities:
Seeded investment products	10.7	—	—	10.7
Debt securities	—	101.5	—	101.5

Total investment securities	337.0	148.5	—	485.5

Total assets	$337.0	$348.0	$—	$685.0

Liabilities:
Current portion of long-term debt	$—	$101.3	$—	$101.3
Long-term debt	—	532.5	—	532.5
Index swaps	—	1.4	—	1.4
Foreign currency forward contracts	—	1.5	—	1.5

Total liabilities	$—	$636.7	$—	$636.7

Redeemable noncontrolling interests	$—	$—	$7.3	$7.3

The following table presents assets, liabilities and redeemable noncontrolling interests measured or disclosed at fair value on a recurring basis as of December 31, 2012 (in millions):

	Fair value measurements using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents	$—	$250.1	$—	$250.1
Trading securities:
Seeded investment products	74.2	145.3	—	219.5
Investments in advised mutual funds	89.0	—	—	89.0
Investments related to deferred compensation plans	11.9	—	—	11.9
Available-for-sale securities:
Seeded investment products	7.5	22.6	—	30.1

Total investment securities	182.6	167.9	—	350.5

Total assets	$182.6	$418.0	$—	$600.6

Liabilities:
Long-term debt	$—	$618.3	$—	$618.3
Futures contracts	—	0.6	—	0.6
Foreign currency forward contracts	—	0.2	—	0.2

Total liabilities	$—	$619.1	$—	$619.1

Redeemable noncontrolling interests	$—	$—	$42.9	$42.9

JCG's Level 1 fair value measurements consist of trading securities and available-for-sale securities with quoted market prices in active markets. The majority of investment securities classified as Level 2 are debt securities with values derived from evaluated pricing by independent third-party providers. Short-term securities with maturities of 60 days or less are valued at amortized cost, which approximates market value, and are also categorized as Level 2 in the hierarchy. The underlying securities of mutual funds and separate accounts may be denominated in a foreign currency. In some cases, the closing price of such securities may be adjusted to capture the effects of any post-closing activity impacting the markets in which they trade. Security prices are adjusted based upon historical impacts for similar post-close activity. These adjustments result in the securities being classified as Level 2 and may also result in movements of securities between Level 1 and Level 2.

Transfers from Level 1 and Level 2 classifications for the years ended December 31, 2013 and 2012, are summarized as follows (in millions):

	December 31,
	2013	2012
Transfers from Level 1 to Level 2	$—	$15.1
Transfers from Level 2 to Level 1	$12.7	$0.3

An adjustment to foreign securities for subsequent fluctuations in active markets was not necessary at December 31, 2013, resulting in transfers from Level 2 to Level 1. Transfers are recognized at the end of each reporting period.

JCG's Level 3 recurring fair value measurements primarily represent redeemable noncontrolling interests in INTECH and Perkins.

Redeemable noncontrolling interests in INTECH are measured at fair value on an annual basis, or more frequently if events or circumstances indicate that material change in the fair value of INTECH has occurred. The fair value of INTECH is determined using a discounted cash flow methodology with probability-weighted scenarios. Discounted cash flow analyses are prepared internally within JCG's finance organization by personnel with appropriate valuation experience and credentials. In preparing the analyses, JCG benchmarks valuation metrics such as multiples of earnings against recent market transactions of a similar size and nature to ensure that the estimates are reasonable. The analyses are reviewed by senior JCG finance personnel and JCG's Chief Financial Officer. The analyses are also reviewed by the holders of the noncontrolling interests in INTECH. If the valuation is agreed to by both JCG and the holders of noncontrolling interests, JCG utilizes the analyses to value the redeemable noncontrolling interests. If the holders of noncontrolling interests object to the analyses, a valuation is obtained from a third-party investment bank agreed upon by the interested parties. JCG has engaged a third-party investment bank for such valuation in the past and may do so again in the future.

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

Redeemable noncontrolling interests in Perkins are measured by a contractual formula intended to represent fair value on a monthly basis. The contractual formula is prepared internally within JCG's finance organization and is reviewed by senior JCG finance personnel and JCG's Chief Financial Officer. The analyses are also reviewed by the holders of the noncontrolling interests in Perkins. In the event either party objects to the valuation determined by the contractual formula, a valuation is obtained from a third-party investment bank agreed upon by the interested parties. JCG has not engaged a third-party investment bank for such valuation in the past but may do so in the future.

Inputs to the Perkins contractual formula include trailing 12-month revenues of Perkins investment products and the relative performance of Perkins investment products as compared to benchmark indices. The contractual formula applies defined revenue multiples to trailing 12-month Perkins revenues to arrive at fair value; the revenue multiples are subject to increases if certain performance targets are met. Due to the contractual nature of the formula, the revenue and performance inputs are relationally independent. The revenue multiples used in the December 31, 2013 and 2012 valuations were 3.38x and 3.43x, respectively.

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

The changes in fair value of JCG's recurring Level 3 fair value measurements for the years ended December 31, 2013 and 2012, are as follows (in millions):

	December 31,
	2013	2012
	Redeemable noncontrolling interests	Redeemable noncontrolling interests	Other investment securities
Beginning of year fair value	$42.9	$85.4	$3.2
Distributions	(4.2)	(7.3)	—
Current earnings	3.0	5.6	—
Sale of investments	—	—	(3.2)
Purchase of redeemable noncontrolling interests (1)	(33.8)	(7.7)	—
Vesting of noncontrolling interests	1.2	1.2	—
Change in fair value	(1.8)	(34.3)	—

End of year fair value	$7.3	$42.9	$—

(1)
Refer to Note 10 — Noncontrolling Interests for information regarding the redemption of certain Perkins ownership units.

NOTE 7 — DEBT

Debt at December 31, 2013 and 2012, consisted of the following (in millions):

	December 31, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
6.119% Senior Notes due 2014	$38.9	$39.5	$38.9	$40.7
3.250% Convertible Senior Notes due 2014	58.0	61.8	154.0	176.0
6.700% Senior Notes due 2017	344.4	383.7	352.2	401.6
0.750% Convertible Senior Notes due 2018	103.3	148.8	—	—

Total	544.6	633.8	545.1	618.3

Less: Current maturities	(96.9)	(101.3)	—	—

Total long-term debt	$447.7	$532.5	$545.1	$618.3

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above, which are considered Level 2 inputs.

Partial Buyback of 6.700% Senior Notes and Loss on Early Extinguishment of Debt

On August 30, 2013, JCG repurchased on the open market $8.0 million aggregate principal amount of the Company's outstanding 6.70% Senior Notes due 2017 ("2017 Senior Notes") for $8.9 million in cash. JCG recognized a loss of $0.9 million on the repurchase.

Exchange of Convertible Senior Notes and Loss on Early Extinguishment of Debt

On June 14, 2013, JCG entered into separate, privately negotiated exchange agreements pursuant to which $110.0 million aggregate principal amount of JCG's existing 3.25% Convertible Senior Notes due 2014 ("2014 Convertible Notes") was exchanged for $116.6 million aggregate principal amount of newly-issued 0.75% Convertible Senior Notes due 2018 ("2018 Convertible Notes"). Immediately following the exchange, $60.0 million aggregate principal amount of existing 2014 Convertible Notes remained outstanding.

The non-cash exchange of the 2018 Convertible Notes for a portion of the 2014 Convertible Notes constituted an extinguishment of debt under applicable accounting guidance. As a result of the extinguishment, JCG recognized a $12.6 million loss on early extinguishment of debt related to the settlement of the liability component of the exchanged 2014 Convertible Notes, and a $2.0 million reduction in equity related to the retirement of the conversion feature of the exchanged 2014 Convertible Notes.

0.750% Convertible Senior Notes

The 2018 Convertible Notes pay interest semiannually at a rate of 0.75% per annum on January 15 and July 15 of each year, beginning on January 15, 2014, and will be convertible, under certain circumstances, into cash, shares of JCG common stock or a combination of cash and shares of JCG common stock, at the Company's election. The initial conversion rate of the 2018 Convertible Notes is 92.1 shares of JCG common stock per $1,000 principal amount of the 2018 Convertible Notes, which is equivalent to an initial conversion price of approximately $10.86 per share of common stock, subject to adjustment in certain circumstances. This initial conversion price represents a premium of 25% relative to the $8.69 per share closing price of JCG's common stock on June 13, 2013, the date of pricing.

Holders may convert their 2018 Convertible Notes at their option prior to the close of business on the business day immediately preceding April 15, 2018, only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2013, if the last reported sale price of JCG's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2018 Convertible Notes for each day of such period is less than 98% of the product of the last reported sale price of JCG's common stock and the applicable conversion rate; or (3) upon the occurrence of specified corporate events. On or after April 15, 2018, until maturity, holders may convert their notes regardless of the preceding circumstances.

Because the 2018 Convertible Notes may be wholly or partially settled in cash, the liability and conversion feature components are required to be accounted for separately. The initial $102.0 million liability component was determined by discounting future contractual cash flows at a 3.5% rate, which is consistent with the estimated market interest rate for similar senior notes with no conversion option. The liability component will accrete up to the face value of $116.6 million over the five-year expected term of the 2018 Convertible Notes through interest expense. The $14.6 million initial equity component was determined as the difference between the initial liability component and the face value of the 2018 Convertible Notes and was recorded as an adjustment to equity.

The 2018 Convertible Notes include an unamortized discount at December 31, 2013, of $13.3 million, which will be amortized over the remaining term. Interest expense related to the 2018 Convertible Notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $2.1 million for the year ended December 31, 2013.

Convertible Note Hedge and Warrant Transactions

In connection with the 2018 Convertible Notes issuance, JCG entered into convertible note hedge and warrant transactions which, in combination, are intended to reduce the potential for future dilution to existing shareholders by effectively increasing the conversion price of the 2018 Convertible Notes to JCG from $10.86 to $12.60 per share of common stock.

The convertible note hedge and warrant transactions consist of two separate instruments: purchased call options and the sale of warrants. The call options represent the same number of shares of JCG's common stock underlying the 2018 Convertible Notes with a strike price of $10.86 per share of common stock, which is equal to the conversion price of the 2018 Convertible Notes. The call options cost $16.1 million. To offset the cost of the call options, JCG sold warrants to the counterparty of the call options for the same number of shares of JCG's common stock underlying the 2018 Convertible Notes with an exercise price of $12.60 per share of common stock. The proceeds from the sale of the warrants totaled $10.5 million. The call options and warrants may be settled in cash or stock at JCG's election and are indexed to JCG's equity. Accordingly, the Company recorded the $5.6 million net cost of the instruments as a reduction in equity and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.

Loss on Early Extinguishment of Debt

On March 20, 2012, JCG completed a debt tender in which $59.4 million aggregate principal amount of the Company's outstanding 6.119% Senior Notes due 2014 ("2014 Senior Notes") and 2017 Senior Notes was repurchased with cash on hand. JCG recognized a $7.2 million loss on early extinguishment of debt related to the repurchase of these notes.

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

3.250% Convertible Senior Notes Due 2014

In July 2009, JCG issued $170.0 million of 2014 Convertible Notes, which pay interest at 3.25% semiannually on July 15 and January 15 of each year and mature on July 15, 2014, unless earlier converted. As discussed above, $110.0 million aggregate principal amount of the 2014 Convertible Notes was exchanged for the 2018 Convertible Notes, leaving $60.0 million aggregate principal amount of 2014 Convertible Notes outstanding. The 2014 Convertible Notes are convertible under certain circumstances into cash, shares of JCG common stock or a combination of cash and shares of JCG common stock, at JCG's election. The holders of the 2014 Convertible Notes have the right to require JCG to repurchase their notes for cash under certain circumstances. The original conversion rate of 71.3 shares of JCG common stock per $1,000 principal amount of 2014 Convertible Notes was most recently adjusted during the fourth quarter 2013 when JCG paid a quarterly cash dividend of $0.07 per share. As a result of the quarterly cash dividend paid on November 22, 2013, the conversion rate changed to 75.9 shares of JCG common stock per $1,000 principal amount of 2014 Convertible Notes, equivalent to a conversion price of approximately $13.17 per share of common stock. JCG is required to continue to adjust the conversion rate to the extent there are future dividend payments above $0.04 per share on an annual basis. The 2014 Convertible Notes are not callable by JCG. During the second quarter 2013, JCG derecognized $7.4 million and $0.6 million of unamortized debt discount and capitalized issuance costs, respectively, in conjunction with the exchange of $110.0 million aggregate principal amount of the 2014 Convertible Notes discussed above.

The 2014 Convertible Notes include an unamortized discount at December 31, 2013 and 2012, of $2.1 million and $16.0 million, respectively. The $2.1 million balance at December 31, 2013, will be amortized over the remaining term. Interest expense related to the 2014 Convertible Notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $10.7 million, $15.5 million and $14.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding April 15, 2014, only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; or (2) upon the occurrence of other specified events. On or after April 15, 2014, until maturity, holders may convert their notes regardless of the preceding circumstances. As of December 31, 2013, the conversion criteria of the 2014 Convertible Notes have not been satisfied.

Because the 2014 Convertible Notes may be wholly or partially settled in cash, the liability and conversion feature components are required to be accounted for separately. The $125.7 million initial debt component was determined by discounting future contractual cash flows at a 10.0% rate, which is consistent with the estimated market rate at the time of issuance for similar senior notes with no conversion option. The debt component will accrete up to the face value over the five-year expected term through interest expense. The $44.3 million (or $27.9 million, net of deferred taxes) initial equity component was determined using the difference between the proceeds and the debt component. The fair value of the 2014 Convertible Notes in the above table is based on the outstanding principal balance, while the carrying value represents the outstanding principal balance exclusive of the unamortized discounts.

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

Interest Rate Adjustment Covenant

The 2014 Senior Notes and 2017 Senior Notes are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company's debt rating is decreased by Moody's from Baa3 or by S&P from BBB-, up to a maximum increase of 200 basis points. If the interest rate has been adjusted upward as a result of either Moody's or S&P decreasing its rating, then for each level of a subsequent rating increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. The interest rate adjustment covenant will permanently terminate if the Company's debt ratings increase to Baa2 (or higher) by Moody's and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. S&P increased JCG's credit rating to BBB- on January 10, 2011, resulting in a 25 basis point decrease in the interest rates payable on the 2014 Senior Notes and 2017 Senior Notes. On January 9, 2013, S&P reaffirmed JCG's credit rating of BBB- and revised its outlook from stable to negative. On May 17, 2013, Moody's reaffirmed JCG's credit rating of Baa3, with a stable outlook.

Credit Facility

At December 31, 2013, JCG had a $200 million, unsecured, revolving credit facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, JCG's financing leverage ratio cannot exceed 3.00x, and its interest coverage ratio must equal or exceed 4.00x. At December 31, 2013, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of November 23, 2018.

For the year ended December 31, 2013, JCG incurred $1.9 million of issuance costs related to the Credit Facility which are being amortized to interest expense over the remaining term of the Credit Facility.

Aggregate Maturities of Indebtedness

The aggregate amounts of debt maturing or callable in the next five years are as follows (in millions):

2014	$98.9
2015	—
2016	—
2017	344.7
2018	116.6
Thereafter	—

Total	$560.2

As of December 31, 2013, JCG has $101.5 million invested in debt securities that mature in 2014. JCG intends to use the proceeds from the investments in debt securities to pay the principal balance of the 2014 Senior Notes and 2014 Convertible Notes.

NOTE 8 — INCOME TAXES

JCG's components of income before taxes for the years ended December 31, 2013, 2012 and 2011, are as follows (in millions):

	December 31,
	2013	2012	2011
Domestic	$180.8	$163.7	$218.4
International	14.7	12.9	14.4

Total	$195.5	$176.6	$232.8

JCG's provision for income taxes for the years ended December 31, 2013, 2012 and 2011, is summarized as follows (in millions):

	December 31,
	2013	2012	2011
Current:
Federal	$61.1	$46.9	$69.6
State and local	6.4	3.8	3.3
International	3.7	2.8	4.2

Total current	71.2	53.5	77.1

Deferred:
Federal	2.1	10.4	2.2
State and local	—	0.8	0.1

Total deferred	2.1	11.2	2.3

Total income tax provision	$73.3	$64.7	$79.4

JCG's deferred income tax assets (liabilities) as of December 31, 2013 and 2012, are summarized as follows (in millions):

	December 31,
	2013	2012
Income tax assets:
Compensation and benefits	$60.8	$59.8
Accrued liabilities	3.1	3.4
Investments	1.2	—
Other	9.5	15.0

Deferred tax assets	74.6	78.2

Income tax liabilities:
Intangible assets	(476.7)	(465.7)
Investments	—	(4.4)
Debt discounts and issue costs	(0.7)	(5.8)
Other	(11.7)	(15.6)

Deferred tax liabilities	(489.1)	(491.5)

Net deferred income tax liabilities	$(414.5)	$(413.3)

The current deferred income tax amounts at December 31, 2013 and 2012, are included within other current assets on JCG's Consolidated Balance Sheets. Deferred tax assets and liabilities are reflected on JCG's Consolidated Balance Sheets as follows (in millions):

	December 31,
	2013	2012
Current deferred income tax asset	$33.2	$22.7
Non-current deferred income tax liability	(447.7)	(436.0)

Net deferred income tax liabilities	$(414.5)	$(413.3)

JCG's effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2013, 2012 and 2011, as follows:

	December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State and local tax rate, net of federal benefit	2.3	2.3	2.3
Noncontrolling interests	(1.4)	(2.0)	(1.7)
Tax adjustments	(0.8)	(1.0)	(1.9)
Equity based compensation	2.5	2.4	0.3
Other	(0.1)	(0.1)	0.1

Total effective income tax rate	37.5%	36.6%	34.1%

The accounting guidance for uncertainty in income taxes sets forth a specific method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The tax contingencies liability relates primarily to general state tax items and has been recorded in non-current liabilities and other accrued liabilities on JCG's Consolidated Balance Sheets, as appropriate.

A reconciliation of the beginning and ending liability is as follows (in millions):

	December 31,
	2013	2012	2011
Beginning of year	$5.9	$7.4	$9.2
Additions for tax positions of current year	1.0	0.9	0.8
Additions for tax positions of prior years	—	0.4	0.5
Reduction due to statute expirations	(0.9)	(1.5)	(3.1)
Reduction due to settlement of audits	(0.4)	(1.3)	—

End of year	$5.6	$5.9	$7.4

A deferred tax asset of $1.9 million is associated with the tax contingencies liability at December 31, 2013. If the tax contingencies liability and related deferred tax asset are reversed in future periods, the income tax provision would be favorably impacted by $3.7 million. As of December 31, 2013, JCG had $5.6 million of accrued reserves for income tax contingencies. JCG decreased its income tax contingency reserves in 2013 by $1.3 million as a result of the expiration of statutes of limitations and audit settlements, creating a net tax benefit of $0.8 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $1.6 million in the next 12 months primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities on JCG's Consolidated Balance Sheets.

Tax returns filed in previous years are subject to audit by various federal, state and international taxing authorities, and as a result of such audits, additional tax assessments may be proposed. As of December 31, 2013, tax years from 2002 and forward remain subject to audit.

Taxing authorities generally charge interest and may assess penalties in the event that a tax position taken is subsequently reversed upon examination. JCG has accrued interest on its uncertain tax provisions based on the rates specified by the applicable taxing authorities and has recorded the interest as a component of the tax provision. At December 31, 2013, 2012 and 2011, $1.3 million, $2.2 million and $3.4 million, respectively, of accrued interest is included in the liability for tax contingencies. Any potential penalties associated with a tax contingency will also be included as a component of the tax provision in the period in which the assessment of a penalty becomes likely. JCG does not believe that it is subject to any penalties related to its tax contingencies and, therefore, has not accrued a liability for tax penalties.

In the event of an overpayment of income taxes, taxing authorities generally pay interest from the date of the overpayment. JCG records interest income from taxing authorities as a component of the income tax provision.

NOTE 9 — OTHER BALANCE SHEET CAPTIONS

Other current assets are composed of the following (in millions):

	December 31,
	2013	2012
Deferred commissions	$2.2	$3.0
Prepaid insurance	3.0	3.0
Prepaid information technology maintenance	3.2	3.5
Deferred income taxes	33.2	22.7
Income tax receivable	—	3.5
Other current assets	10.4	15.0

Total other current assets	$52.0	$50.7

Other accrued liabilities are composed of the following (in millions):

	December 31,
	2013	2012
Accrued marketing and distribution	$14.6	$15.5
Income tax contingencies	2.5	3.0
Deferred compensation liability	31.6	32.9
Interest payable	2.9	4.1
Income tax payable	16.7	—
Other accrued liabilities	9.7	9.1

Total other accrued liabilities	$78.0	$64.6

NOTE 10 — NONCONTROLLING INTERESTS

Noncontrolling interests in net income consist of the following (in millions):

	December 31,
	2013	2012	2011
Nonredeemable noncontrolling interests in subsidiaries	$1.1	$2.1	$2.4
Nonredeemable noncontrolling interests in consolidated seeded investment products	3.4	2.0	(1.4)
Redeemable noncontrolling interests in subsidiaries	3.0	5.5	9.5

Total noncontrolling interests in net income	$7.5	$9.6	$10.5

Nonredeemable Noncontrolling Interests

Noncontrolling interests that are not subject to redemption rights include employee ownership interests in two of JCG's subsidiaries, INTECH and Perkins, and third-party investors' ownership in consolidated seeded investment products. Certain of the Perkins ownership interests granted to employees became subject to redemption rights upon vesting in the first quarter 2013 at which time such interests were reclassified to redeemable noncontrolling interests.

Nonredeemable noncontrolling interests as of December 31, 2013 and 2012, are summarized as follows (in millions):

	December 31,
	2013	2012
Nonredeemable noncontrolling interests in consolidated seeded investment products	$8.8	$12.4
Nonredeemable noncontrolling interests in subsidiaries	4.9	4.8

Total nonredeemable noncontrolling interests	$13.7	$17.2

Changes in noncontrolling interests in consolidated seeded investment products were driven by two factors: changes in the market value of the underlying seeded investment products and changes in ownership of the underlying seeded investment products.

The following table presents a rollforward of noncontrolling interests in consolidated seed investment products (in millions):

	December 31,
	2013	2012	2011
Beginning of year balance	$12.4	$29.2	$7.1
Change in market value	3.4	2.0	(1.5)
Change in ownership	(7.0)	(18.8)	23.6

End of year balance	$8.8	$12.4	$29.2

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests consist of INTECH and Perkins interests that are currently redeemable. Also included are undistributed earnings due to the redeemable noncontrolling interests. As of December 31, 2013 and 2012, redeemable noncontrolling interests are summarized as follows (in millions):

	December 31,
	2013	2012
Redeemable noncontrolling interest in subsidiaries	$5.9	$40.1
Undistributed earnings	1.4	2.8

Total redeemable noncontrolling interests	$7.3	$42.9

INTECH

INTECH ownership interests held by a founding member have an estimated fair value of approximately $5.3 million and $4.8 million as of December 31, 2013 and 2012, respectively, representing approximately 1.0% aggregate ownership of INTECH for both periods. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interest of INTECH at fair value.

Perkins

Perkins noncontrolling interests subject to redemption rights had an estimated fair value of approximately $0.6 million and $35.3 million as of December 31, 2013 and 2012, respectively.

On February 1, 2013, the noncontrolling owners of Perkins (who then owned 22.2% of the equity units of Perkins) exercised their right to put 98% of their equity units to JCG. Under the terms of the put, the noncontrolling ownership units were redeemed at fair value of $33.8 million as determined on August 31, 2013, six full months following the month of the put exercise. Following the redemption, JCG owned 99.6% of Perkins.

On February 3, 2014, JCG exercised its right to purchase the remaining noncontrolling ownership units in Perkins of 0.4%. Under the terms of the call, the remaining noncontrolling ownership units will be redeemed for $0.6 million on March 14, 2014 based on the fair value as of the call exercise date. The fair value of the ownership units was based on a contractual formula driven by revenue and investment performance of products managed by Perkins.

The noncontrolling interests were primarily held by founding members who are not involved in the management of Perkins. Perkins management continues to hold the majority of their interests in Perkins through senior profits interests awards and long-term incentive compensation plans. The Perkins senior profits interests awards and long-term incentive compensation plans provide active members of Perkins management an ongoing stake in the success of Perkins. Refer to Note 11 — Long-Term Incentive Compensation for detailed information regarding the Perkins senior profits interests awards.

NOTE 11 — LONG-TERM INCENTIVE COMPENSATION

The components of JCG's long-term incentive compensation expense for the years ended December 31, 2013, 2012 and 2011, are summarized as follows (in millions):

	December 31,
	2013	2012	2011
Stock options	$3.1	$6.6	$7.1
Restricted stock awards	20.5	19.6	21.2
Price-vesting units	0.4	0.6	—
Mutual fund share awards	38.3	41.3	29.2
Perkins senior profits interests	0.7	(1.6)	5.3
Employee stock purchase plan	0.1	0.2	0.2

Total long-term incentive compensation	$63.1	$66.7	$63.0

Compensation cost associated with restricted stock includes $2.4 million, $(1.4) million and $3.5 million of amortization of INTECH interests granted to certain key employees of INTECH for the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2012, compensation cost associated with restricted stock includes $3.6 million of amortization of INTECH interests and a $5.0 million benefit related to a restricted stock forfeiture as a result of the departure of a former INTECH executive. Compensation cost classified within restricted stock also includes $1.2 million of amortization of Perkins ownership interests granted to a Perkins employee for the years ended December 31, 2012 and 2011. There was no amortization of Perkins ownership interests in 2013.

Historical long-term incentive awards have been granted with ratable vesting schedules between three and five years. The awards granted in 2013, 2012 and 2011 were generally granted with a four-year ratable vesting schedule and are generally not subject to accelerated vesting. INTECH also granted $3.1 million and $2.7 million of ownership interests to its employees in 2012 and 2011, respectively, which generally vest and will be recognized over a four-year period.

At December 31, 2013, unrecognized compensation, net of estimated forfeitures and excluding mark-to-market adjustments on mutual fund share awards, and the weighted-average number of years over which the compensation cost will be recognized are summarized as follows (in millions):

	Unrecognized compensation	Weighted- average years
Stock options	$0.7	1.7
Restricted stock awards	45.9	2.7
Mutual fund share awards	56.2	2.6

Total	$102.8	2.6

Unrecognized INTECH interests included in restricted stock awards in the table above totaled $4.3 million and will be recognized over a weighted-average period of 3.7 years.

JCG generally grants annual long-term incentive awards in February of each year. The 2014 annual grant, not included in the table above, totaled $53.7 million and will generally be recognized ratably over a four-year period. The 2014 annual grant is not subject to performance-based accelerated vesting.

Stock Options

Stock options were granted to employees in 2013 and 2012. There were no stock options granted to employees in 2011 or in the 2014 annual grant.

The fair value of stock options granted to JCG employees in 2013 and 2012 was estimated on the date of each grant using the Black-Scholes option pricing model with the following assumptions:

Assumptions	2013	2012
Dividend yield	2.47%	2.33%
Expected volatility	64%	66%
Risk-free interest rate	0.84%	0.71%
Expected life	5 years	5 years

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

The table below summarizes JCG's outstanding options:

	2013		2012		2011
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at January 1	12,773,178	$14.56	15,000,904	$14.44	16,156,404	$14.32
Granted	45,455	9.77	151,515	8.57	—	—
Exercised	(1,341,502)	5.32	(953,590)	5.35	(473,312)	5.58
Forfeited	(57,218)	11.78	(158,003)	7.15	(217,051)	7.54
Expired	(2,434,351)	18.33	(1,267,648)	20.26	(465,137)	22.47

Outstanding at December 31	8,985,562	14.91	12,773,178	14.56	15,000,904	14.44

Exercisable (1)	3,215,356	$7.80	2,139,710	$5.32	1,954,233	$5.32

Vested or expected to vest	8,984,974	$14.91	12,754,883	$14.56	14,028,905	$14.94

Weighted-average fair value of options granted during the year	$4.40		$3.96		$—

Intrinsic value of options at December 31 (in millions):
Exercised	$5.1		$3.3		$2.8

Outstanding	$15.5		$10.6		$4.3

Exercisable	$14.7		$6.8		$1.9

(1)
The number of exercisable options represents instruments for which all vesting criteria have been satisfied and whose exercise price was below the closing price of the Company's common stock as of the end of the period. Options outstanding for which all vesting criteria have been satisified but whose exercise price was above the closing price of the Company's common stock were 5.2 million, 8.4 million, and 9.2 million as of December 31, 2013, 2012 and 2011, respectively.

The following table summarizes the information about stock options that were outstanding at December 31, 2013:

	Outstanding			Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$5 to $15	4,492,269	2.40	$9.28	3,215,356	2.51	$7.80
$15 to $25	3,121,689	0.18	17.47	—	—	—
$25 to $28	1,371,604	1.09	27.54	—	—	—

$5 to $28	8,985,562	1.43	14.91	3,215,356	2.51	7.80

Restricted Stock Awards

The table below summarizes unvested restricted stock awards for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Shares	Weighted- average grant-date fair value	Shares	Weighted- average grant-date fair value	Shares	Weighted- average grant-date fair value
Unvested at January 1	4,656,396	$9.55	4,700,134	$9.90	3,710,792	$9.64
Granted	3,614,397	9.61	1,853,405	8.45	2,523,901	11.58
Vested	(2,100,456)	9.07	(1,672,966)	9.33	(1,345,896)	12.23
Forfeited	(332,047)	10.51	(224,177)	10.46	(188,663)	10.87

Unvested at December 31	5,838,290	9.71	4,656,396	9.55	4,700,134	9.90

The total fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011, was $20.0 million, $13.2 million and $16.4 million, respectively.

Price-Vesting Units

JCG granted 249,100 price-vesting units to its Chief Executive Officer on December 30, 2011, totaling $1.2 million. These price-vesting units comprise two tranches of $0.6 million each. The first tranche is subject to a stock price hurdle representing a 27% premium over the $6.31 closing price of the Company's common stock on the date of grant, and the second tranche is subject to a stock price hurdle representing a 58% premium over the same closing price. Both tranches vest ratably over a four-year service period. To achieve each price hurdle, the Company's common stock must close at or above the prescribed price for 20 consecutive trading days at any time during the service period of the award. The units only vest if both the price hurdle and the service conditions are met. The stock price hurdle associated with the first tranche was achieved in 2012 and 29,400 units vested in 2012 and 2013. The stock price hurdle associated with the second tranche was achieved in December 2013 and 65,750 units vested. The price-vesting units award is required to be amortized using the graded-vesting method due to the underlying market conditions as represented by the stock price hurdles. In addition, the expense will be recognized irrespective of achieving the price hurdles provided service conditions are satisfied.

JCG granted 89,933 price-vesting units to its Chief Executive Officer on December 31, 2013, totaling $1.2 million. These price-vesting units may or may not vest, in whole or in part, three years after the date of grant, depending on JCG's three-year operating profit margin performance during the vesting period. If JCG's three-year operating margin performance is less than or equal to 27%, none of the shares will vest. Alternatively, if JCG's three-year operating margin performance equals 31%, 100% of the shares will vest. If JCG's three-year operating margin performance is greater than or equal to 35%, 200% of the shares will vest. All intermediate amounts between 27%, 31% and 35% will be interpolated on a straight-line basis.

Mutual Fund Share Awards

During 2013, 2012 and 2011, JCG granted employees $38.1 million, $39.8 million and $36.4 million, respectively, in awards that are indexed to certain mutual funds managed by the Company. The 2013 grant includes $16.0 million of performance-based mutual fund share awards. The performance-based mutual fund share awards vest five years after the grant date if certain performance fee criteria are achieved. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding.

At December 31, 2013, the cost basis of unvested awards totaled $81.9 million.

Perkins Senior Profits Interests Awards

On December 31, 2008, Perkins granted senior profits interests awards designed to retain and incentivize key employees to grow the business. These awards vest on the fifth anniversary of grant and are entitled to a total of 5% of Perkins' annual taxable income. In addition, these awards have a formula-driven terminal value based on revenue and relative investment performance of products managed by Perkins. JCG can call and terminate any or all of the awards on the fifth, seventh or each subsequent anniversary of grant. JCG did not exercise its right to call on the fifth anniversary. Participants can require JCG to terminate the awards in exchange for the then-applicable formula price on the sixth anniversary of grant. The senior profits interests awards are also subject to termination at premiums or discounts to the formula at the option of JCG or the relevant employee, as applicable, upon certain corporate or employment-related events affecting Perkins or the relevant employee. As of December 31, 2013, the liability associated with the Perkins senior profits interests awards was $18.3 million (including undistributed earnings) included within accrued compensation and benefits on JCG's Consolidated Balance Sheets, and 100% of the awards have been amortized.

On November 18, 2013, Perkins granted additional senior profits interests awards which fully vest on December 31, 2018 and are entitled to a total of 10% of Perkins' annual taxable income. The entitlement to a percentage of Perkins' annual taxable income over the vesting period is tiered and starts at 2% in 2015 and increases 2% each year thereafter until reaching 10% after fully vesting on December 31, 2018. In addition, these awards have a formula-driven terminal value based on Perkins' revenue. JCG can call and terminate any or all of the awards on December 31, 2018 and each year thereafter. Holders of such interests can require JCG to purchase the interests in exchange for the then-applicable formula price on December 31, 2018. The senior profits interests are also subject to termination at premiums or discounts to the formula at the option of JCG or certain employees, as applicable, upon certain corporate or employment-related events affecting Perkins or certain employees. As of December 31, 2013, the formula driven value was zero and there was no liability on JCG's Consolidated Balance Sheets associated with the Perkins senior profits interests awards granted in 2013.

Long-Term Incentive Stock Plans

On May 10, 2005, JCG shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan"), which allowed the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. Subsequent to the 2014 annual grant in January, approximately 2.0 million shares of equity-based awards are available to be granted under the 2005 Plan. On April 29, 2010, JCG shareholders approved the 2010 Long-Term Incentive Stock Plan ("2010 Plan"), which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock. On April 26, 2012, JCG shareholders approved an amendment to the 2010 Plan to increase the number of shares available to grant by 9.0 million shares for a total of 13.4 million shares of equity-based awards available to grant under the 2010 Plan. Subsequent to the 2014 annual grant in January, approximately 3.0 million shares of equity-based awards are available to be granted under the 2010 Plan.

JCG also has a 2012 Employment Inducement Award Plan ("EIA Plan") with 1.0 million shares of equity-based awards available to be granted as of December 31, 2013. The EIA Plan is not a shareholder-approved plan.

NOTE 12 — EMPLOYEE BENEFIT PLANS

Substantially all full-time employees of JCG are eligible to participate in a company-sponsored 401(k), Employee Stock Ownership Plan ("ESOP") and profit-sharing plan (collectively, the "401(k) Plan"). During the years ended December 31, 2013, 2012 and 2011, JCG matched a maximum of 3% of employee eligible compensation in the 401(k) Plan. Effective January 2014, JCG increased the maximum match to 4% of employee eligible compensation. Contributions to the ESOP and the profit-sharing components of the 401(k) Plan are made at the discretion of the Board of Directors' Compensation Committee. There were no contributions made to the ESOP and profit-sharing plans for 2013 or 2012. Participants vest ratably in the ESOP and profit-sharing contributions over a five-year period. Expenses related to the 401(k) Plan were $4.7 million, $4.1 million and $6.3 million in 2013, 2012 and 2011, respectively.

The Company also maintains deferred compensation plans for certain highly compensated employees and members of its Board of Directors. At December 31, 2013 and 2012, the fair value of investments related to deferred compensation plans totaled $14.9 million and $11.9 million, respectively. See Note 2 — Summary of Significant Accounting Policies for a further discussion of the Company's deferred compensation plans.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Changes in accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2013 and 2012, are as follows (in millions):

	December 31,
	2013			2012
	Unrealized gains (losses) on available-for-sale securities	Foreign currency losses	Total	Unrealized gains (losses) on available-for-sale securities	Foreign currency gains	Total
Beginning balance	$1.4	$(0.8)	$0.6	$0.7	$(1.2)	$(0.5)
Other comprehensive gain before reclassifications	0.1	—	0.1	0.6	0.4	1.0
Amounts reclassified from accumulated other comprehensive (loss) income to:
Investment gains (losses), net	(0.3)	—	(0.3)	0.1	—	0.1
Other income, net	—	(1.5)	(1.5)	—	—	—

Net current year other comprehensive (loss) income	(0.2)	(1.5)	(1.7)	0.7	0.4	1.1

Ending balance	$1.2	$(2.3)	$(1.1)	$1.4	$(0.8)	$0.6

The components of other comprehensive (loss) income, net of tax for the years ended December 31, 2013, 2012 and 2011, are as follows (in millions):

Year ended December 31, 2013	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$0.2	$(0.1)	$0.1
Reclassification for items included in net income	(2.9)	1.1	(1.8)

Total other comprehensive loss	$(2.7)	$1.0	$(1.7)

Year ended December 31, 2012	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$1.0	$(0.4)	$0.6
Reclassification for items included in net income	0.1	—	0.1
Foreign currency gain	0.7	(0.3)	0.4

Total other comprehensive income	$1.8	$(0.7)	$1.1

Year ended December 31, 2011	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$0.4	$(0.1)	$0.3
Amortization of net loss on cash flow hedge	0.2	(0.1)	0.1
Reclassification for items included in net income	(2.2)	0.8	(1.4)
Foreign currency loss	(1.7)	0.6	(1.1)

Total other comprehensive loss	$(3.3)	$1.2	$(2.1)

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

	For the year ended December 31,
	2013	2012	2011
Net income attributable to JCG common shareholders	$114.7	$102.3	$142.9

Basic earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	184.6	183.7	182.5

Basic earnings per share	$0.62	$0.56	$0.78

Diluted earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	184.6	183.7	182.5
Dilutive effect of stock options, unvested restricted stock and price-vesting units using the treasury stock method	1.3	1.4	1.7

Weighted-average diluted common shares outstanding	185.9	185.1	184.2

Diluted earnings per share	$0.62	$0.55	$0.78

Dividends paid per share	$0.21	$0.29	$0.15

On December 10, 2012, JCG's Board of Directors declared a regular quarterly cash dividend of $0.06 per share, which was paid on December 31, 2012, to stockholders of record at the close of business on December 21, 2012. This accelerated quarterly cash dividend was in place of the quarterly cash dividend scheduled to be declared in January 2013.

On April 18, 2013, JCG's Board of Directors approved an increase of $0.01 per share, or 17%, in the Company's regular quarterly dividend. The approved quarterly rate of $0.07 per share represents an expected annualized dividend rate of $0.28 per share of common stock.

The following stock options, unvested restricted stock and price-vesting units are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	For the year ended December 31,
	2013	2012	2011
Stock options	7.0	9.5	10.6
Other stock options	—	14.0	—
Unvested restricted stock and price-vesting units	1.2	1.6	2.1

All shares held in the JCG ESOP are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the 2014 Convertible Notes and 2018 Convertible Notes because the effect would be anti-dilutive as the conversion criteria have not been satisfied.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

JCG rents office space and equipment under the terms of various operating lease agreements. As of December 31, 2013, future minimum rental commitments under non-cancelable operating and capital leases are as follows (in millions):

2014	$17.4
2015	16.5
2016	15.0
2017	14.3
2018	13.2
Thereafter	64.4

Total	$140.8

Rent expense was $16.5 million, $15.6 million and $17.8 million in 2013, 2012 and 2011, respectively.

JCG's capital lease obligations represent leased computer equipment. The carrying value of the obligations at December 31, 2013 and 2012, totaled $1.9 million and $2.9 million, respectively, and is included in other accrued liabilities and non-current liabilities on JCG's Consolidated Balance Sheets. The related lease terms extend through 2017.

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

NOTE 16 — LITIGATION AND OTHER REGULATORY MATTERS

JCG is periodically involved in various legal proceedings and other regulatory matters. At December 31, 2013 and 2012, JCG had a $0.5 million and $0.2 million litigation accrual for all pending litigation matters, respectively. Possible losses in addition to this amount cannot be currently estimated, and as such, no additional accruals have been made. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JCG's consolidated financial condition.

NOTE 17 — RELATED PARTY TRANSACTIONS

JCG earns fees from the various registered investment companies for which it acts as investment adviser. Accounts receivable include amounts due from these investment companies. The table below presents this related party activity as of and for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Investment management, performance and shareowner servicing fees	Accounts receivable from registered investment companies	12b-1 plan fees earned (1)
2013	$696.9	$59.3	$6.3
2012	$670.7	$54.3	$6.5
2011	$804.9	$56.1	$5.2
(1)
The annual marketing or distribution fee on a mutual fund.

The Dai-ichi Life Insurance Company ("Dai-ichi Life") is a significant shareholder of the Company. Investment management fees earned from Dai-ichi Life and its affiliates for the years ended December 31, 2013 and 2012 was $8.9 million and $3.7 million, respectively.

NOTE 18 — SHAREHOLDER RIGHTS PLAN

JCG does not currently have a Shareholder Rights Plan ("Rights Plan") in place as JCG's Board of Directors let the previous Rights Plan expire by its terms in June 2010. The Board of Directors reserves the right to implement a new Rights Plan at any time.

NOTE 19 — SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates one business segment, its Investment Management operations.

The following summary provides information concerning JCG's principal geographic areas for the years ended and as of December 31, 2013, 2012 and 2011 (in millions):

	December 31,
	2013	2012	2011
Revenues:
United States	$768.6	$751.7	$876.7
International	105.3	98.3	105.2

Total	$873.9	$850.0	$981.9

Long-lived assets:
United States	$1,710.8	$1,725.7	$1,729.4
International	4.8	4.8	6.0

Total	$1,715.6	$1,730.5	$1,735.4

International revenues and assets are attributed to countries based on the location in which revenues are earned, primarily the United Kingdom.

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013
(in millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$214.2	$215.8	$217.7	$226.2	$873.9
Operating income	54.7	58.4	59.0	67.0	239.1
Net income	29.7	16.8	35.6	40.1	122.2
Noncontrolling interests	(1.7)	(1.0)	(3.0)	(1.8)	(7.5)
Net income attributable to JCG common shareholders	28.0	15.8	32.6	38.3	114.7
Basic earnings per share attributable to JCG common shareholders	$0.15	$0.09	$0.18	$0.21	$0.62
Diluted earnings per share attributable to JCG common shareholders	$0.15	$0.08	$0.17	$0.21	$0.62

	2012
(in millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$218.4	$206.0	$209.0	$216.6	$850.0
Operating income	56.5	52.1	47.9	58.0	214.5
Net income	26.7	24.7	27.7	32.8	111.9
Noncontrolling interests	(4.1)	(1.3)	(2.6)	(1.6)	(9.6)
Net income attributable to JCG common shareholders	22.6	23.4	25.1	31.2	102.3
Basic earnings per share attributable to JCG common shareholders	$0.12	$0.13	$0.14	$0.17	$0.56
Diluted earnings per share attributable to JCG common shareholders	$0.12	$0.13	$0.14	$0.17	$0.55

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

As of December 31, 2013, JCG's management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the U.S. Securities and Exchange Commission. Richard M. Weil, Chief Executive Officer, and Jennifer J. McPeek, Executive Vice President and Chief Financial Officer, reviewed and participated in management's evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Ms. McPeek concluded that as of the date of their evaluation, JCG's disclosure controls and procedures were effective.

There has been no change in JCG's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2013 that has materially affected, or is reasonably likely to materially affect, JCG's internal controls over financial reporting.

JCG's Management Report on Internal Control over Financial Reporting and Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm, which contains its attestation on JCG's internal control over financial reporting, are incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 AND 14.

The Company's Proxy Statement for its 2014 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   List of Documents Filed as Part of This Report

(1)
Financial Statements

The financial statements and related notes, together with the report of Deloitte & Touche LLP dated February 25, 2014, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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
4.5.2
Second Supplemental Indenture to the 2001 Indenture, dated July 21, 2009, between Janus Capital Group Inc. and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated July 23, 2009 (File No. 001-15253)
4.5.3
Officers' Certificate pursuant to the 2001 Indenture (as per Exhibit 4.5.1 above) is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated November 6, 2001 (File No. 001-15253)
4.5.4
Third Supplemental Indenture to the 2001 Indenture, dated June 19, 2013, between Janus Capital Group Inc. and The Bank of New York Mellon Trust Company N.A., is attached to this Form 10-K as Exhibit 4.5.4
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
4.9
First Supplemental Indenture to the 2004 Indenture, dated as of June 14, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), is hereby incorporated by reference from Exhibit 4.6 to JCG's Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253)
4.9.1
Officers' Certificate pursuant to the Indenture establishing the terms of the 2017 Senior Notes (as per Exhibit 4.8 above) is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated June 14, 2007 (File No. 001-15253)
4.10	0.75% Convertible Senior Notes due 2018, is attached to this Form 10-K as exhibit 4.10
4.10.1	Officers' Certificate pursuant to the Indenture establishing the terms of the 2018 Notes (as per Exhibit 4.10 above) is attached to this Form 10-K as Exhibit 4.10.1
(10) Material Contracts
10.1
Representative Director Indemnification Agreement is hereby incorporated by reference from Exhibit 10.1 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.2
$200 million Five-Year Unsecured Revolving Credit Facility Agreement, dated as of November 25, 2013, among Janus Capital Group Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association as syndication agent, is attached to this Form 10-K as Exhibit 10.2

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
10.9.1	Janus Capital Group Inc. Second Amended and Restated Mutual Fund Share Investment Plan, effective July 22, 2013, is attached to this Form 10-K as Exhibit 10.9.1
10.10
Janus Capital Group Inc. Management Incentive Compensation Plan, effective January 1, 2013, is hereby incorporated by reference from Appendix A to JCG's 2013 Proxy Statement on Schedule 14A (File No. 001-15253)*
10.11
Janus Capital Group Inc. 401(k) and Employee Stock Ownership Plan ("Janus 401(k) Plan"), as amended and restated effective January 1, 2009, is hereby incorporated by reference from Exhibit 10.14 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.12
Amendment No. 1 to Janus 401(k) Plan, effective December 30, 2009, is hereby incorporated by reference from Exhibit 10.14.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15253)*
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
10.12.6
Amendment No. 7 to Janus 401(k) Plan, effective January 1, 2013 is hereby incorporated by reference from Exhibit 10.12.6 to JCG's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15253)*
10.12.7	Amendment No. 8 to Janus 401(k) Plan, effective January 1, 2007, is attached hereto as Exhibit 10.12.7*
10.12.8	Amendment No. 9 to Janus 401(k) Plan, effective January 1, 2014, is attached hereto as Exhibit 10.12.8*
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
10.15.1	Amendment to Amended and Restated Directors' Deferred Fee Plan, effective as of December 19, 2013, is attached hereto as Exhibit 10.15.1*
10.16.1
Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted to executive officers in 2009, is hereby incorporated by reference from Exhibit 10.17.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.16.2
Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted to executive officers in 2010, is hereby incorporated by reference from Exhibit 10.17.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15253)*
10.16.3
Form of Long-Term Incentive Acceptance Form for Restricted Stock and Mutual Fund Units, effective for awards granted to executive officers in 2011, is hereby incorporated by reference from Exhibit 10.7.5 to JCG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-15253)*
10.16.4
Form of Long-Term Incentive Acceptance Form for Stock Options, Restricted Stock and Mutual Fund Units, effective for awards granted to executive officers in 2012, is hereby incorporated by reference from Exhibit 10.16.4 to JCG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-15253)*
10.16.5
Form of Long-Term Incentive Acceptance Form for Restricted Stock, Stock Options and Mutual Fund Units, effective for awards granted to executive officers in 2013, is hereby incorporated by reference from Exhibit 10.16.5 to JCG's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15253)*

10.16.7	Form of Performance Share Unit Award, effective for awards granted to the Company's Chief Executive Officer in 2013, is attached to this Form 10-K as Exhibit 10.16.7
10.17
Amended and Restated Janus Capital Group Inc. 2005 Long-Term Incentive Stock Plan, effective January 22, 2008, is hereby incorporated by reference from Exhibit 10.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-15253)*
10.18
Janus Capital Group Inc. 2010 Long-Term Incentive Stock Plan, effective April 29, 2010, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended June 30, 2010 (File No. 001-15253)*
10.18.1
Amendment to Janus Capital Group Inc. 2010 Long-Term Incentive Stock Plan, effective December 28, 2011, is hereby incorporated by reference from Exhibit 10.18.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15253)*
10.18.2
Amendment to Janus Capital Group Inc. 2010 Long-Term Incentive Stock Plan, effective April 26, 2012, is hereby incorporated by reference from Appendix C to JCG's 2012 Proxy Statement on Schedule 14A (File No. 001-15253)*
10.18.3	Janus Capital Group Inc. Amended and Restated 2010 Long-Term Incentive Stock Plan, effective July 22, 2013, is attached to this Form 10-K as Exhibit 10.18.3.
10.20
Change in Control Agreement by and between Janus Capital Group Inc. and Richard M. Weil, dated February 1, 2010, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 8-K, dated February 4, 2010 (File No. 001-15253)*
10.27	Summary of Janus Capital Group Inc. Outside Director Compensation Program effective May 1, 2013, is attached to this Form 10-K as Exhibit 10.27
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
*Compensatory plan or agreement.
(12) Statements Re: Computation of Ratios
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Annual Report on Form 10-K as Exhibit 12.1

(21) Subsidiaries of the Company
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Annual Report on Form 10-K as Exhibit 21.1
(23) Consents of Experts and Counsel
23.1	The Consent of Independent Registered Public Accounting Firm prepared pursuant to Item 601(b)(23) of Regulation S-K is attached to this Annual Report on Form 10-K as Exhibit 23.1
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant
31.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant
(32) Section 1350 Certificates
32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2
Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(100) XBRL Exhibits
101.INS	XBRL Insurance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(c)   Exhibits

JANUS CAPITAL GROUP INC.
2013 FORM 10-K ANNUAL REPORT
INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
4.5.4	Third Supplemental Indenture to the 2001 Indenture, dated June 19, 2013, between Janus Capital Group Inc. and The Bank of New York Mellon Trust Company N.A.	4
4.10	0.75% Convertible Senior Notes due 2018	4
4.10.1	Officers' Certificate pursuant to the Indenture establishing the terms of the 2018 Notes (as per Exhibit 4.10 above)	4
10.2	$200 million Five-Year Unsecured Revolving Credit Facility Agreement, dated as of November 25, 2013, among Janus Capital Group Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association as syndication agent	10
10.9.1	Janus Capital Group Inc. Second Amended and Restated Mutual Fund Share Investment Plan, effective July 22, 2013	10
10.12.7	Amendment No. 8 to Janus 401(k) Plan, effective January 1, 2007	10
10.12.8	Amendment No. 9 to Janus 401(k) Plan, effective January 1, 2014	10
10.15.1	Amendment to Amended and Restated Directors' Deferred Fee Plan, effective as of December 19, 2013	10
10.16.7	Form of Performance Share Unit Award, effective for awards granted to the Company's Chief Executive Officer in 2013	10
10.18.3	Janus Capital Group Inc. Amended and Restated 2010 Long-Term Incentive Stock Plan, effective July 22, 2013	10
10.27	Summary of Janus Capital Group Inc. Outside Director Compensation Program effective May 1, 2013	10
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K	12
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K	21
23.1	The Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	23
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31
31.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant	31

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
101.INS	XBRL Insurance Document	101
101.SCH	XBRL Taxonomy Extension Schema Document	101
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Capital Group Inc.
By:	/s/ RICHARD M. WEIL Richard M. Weil Chief Executive Officer

February 25, 2014

The officers and directors of Janus Capital Group Inc., whose signatures appear below, hereby constitute and appoint David W. Grawemeyer or Jennifer J. McPeek, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2013, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2014.

Signature	Title

/s/ RICHARD M. WEIL Richard M. Weil	Director and Chief Executive Officer (Principal Executive Officer)
/s/ JENNIFER J. MCPEEK Jennifer J. McPeek	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ BRENNAN A. HUGHES Brennan A. Hughes	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)
/s/ GLENN S. SCHAFER Glenn S. Schafer	Chairman of the Board
/s/ TIMOTHY K. ARMOUR Timothy K. Armour	Director
/s/ PAUL F. BALSER Paul F. Balser	Director

Signature	Title

/s/ G. ANDREW COX G. Andrew Cox	Director
/s/ JEFFREY J. DIERMEIER Jeffrey J. Diermeier	Director
/s/ EUGENE FLOOD, JR. Eugene Flood, Jr.	Director
/s/ J. RICHARD FREDERICKS J. Richard Fredericks	Director
/s/ DEBORAH R. GATZEK Deborah R. Gatzek	Director
/s/ SEIJI INAGAKI Seiji Inagaki	Director
/s/ LAWRENCE E. KOCHARD Lawrence E. Kochard	Director