Form 10-Q
period 2014-03-31
JANUS CAPITAL GROUP INC
filed 2014-04-24
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐           No ☒

As of April 18, 2014, there were 190,065,285 shares of the Company’s common stock, $0.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	March 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$380.0	$344.5
Investment securities	388.6	485.5
Accounts receivable	111.3	108.8
Other current assets	39.0	52.0
Total current assets	918.9	990.8

Other assets:
Property and equipment, net	28.9	29.9
Intangible assets, net	1,227.3	1,230.1
Goodwill	488.2	488.2
Non-current assets	8.2	8.3
Total assets	$2,671.5	$2,747.3

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$7.0	$4.1
Accrued compensation and benefits	56.4	122.7
Current portion of long-term debt	97.8	96.9
Other accrued liabilities	44.3	78.0
Total current liabilities	205.5	301.7

Other liabilities:
Long-term debt	448.4	447.7
Deferred income taxes, net	454.4	447.7
Non-current liabilities	29.1	32.4
Total liabilities	1,137.4	1,229.5

Commitments and contingencies

Redeemable noncontrolling interests	4.8	7.3

Equity:
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 265,500,708 and 265,500,708 shares issued, respectively; 190,376,952 and 188,603,875 shares outstanding, respectively)	1.9	1.9
Retained earnings	1,511.3	1,496.0
Accumulated other comprehensive loss, net of tax	(0.1)	(1.1)
Total JCG stockholders’ equity	1,513.1	1,496.8
Noncontrolling interests	16.2	13.7
Total equity	1,529.3	1,510.5

Total liabilities and equity	$2,671.5	$2,747.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

 (Dollars in Millions, Except Per Share Data)

	Three months ended
	March 31,
	2014	2013

Revenues:
Investment management fees	$208.2	$198.2
Performance fees	(15.9)	(19.5)
Shareowner servicing fees and other	37.9	35.5
Total revenue	230.2	214.2

Operating expenses:
Employee compensation and benefits	80.5	74.3
Long-term incentive compensation	12.0	15.8
Marketing and advertising	5.0	4.9
Distribution	32.8	31.4
Depreciation and amortization	6.6	7.5
General, administrative and occupancy	26.4	25.6
Total operating expenses	163.3	159.5

Operating income	66.9	54.7

Interest expense	(9.4)	(11.2)
Investment (losses) gains, net	(1.1)	4.6
Other income, net	0.6	1.8
Income before taxes	57.0	49.9

Income tax provision	(25.9)	(20.2)

Net income	31.1	29.7
Noncontrolling interests	(0.6)	(1.7)

Net income attributable to JCG common shareholders	$30.5	$28.0

Earnings per share attributable to JCG common shareholders:
Basic and diluted	$0.16	$0.15

Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities	$1.2	$0.5
Reclassifications for items included in net income	(0.2)	(1.6)
Total other comprehensive income (loss), net of tax	1.0	(1.1)
Comprehensive income	32.1	28.6
Comprehensive income attributable to noncontrolling interests	(0.6)	(1.7)
Comprehensive income attributable to JCG common shareholders	$31.5	$26.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended
	March 31,
	2014	2013
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$31.1	$29.7
Adjustments to net income:
Depreciation and amortization	6.6	7.5
Deferred income taxes	29.6	16.8
Amortization of stock-based compensation	4.2	5.5
Investment losses (gains), net	1.1	(4.6)
Amortization of debt discounts, premiums and deferred issuance costs	3.2	3.0
Payment of deferred commissions, net	(1.6)	(1.2)
Other, net	(0.1)	0.1
Changes in working capital items:
Accounts receivable	(2.3)	(1.3)
Other current assets	(26.6)	(0.1)
Accounts payable and accrued compensation payable	(60.4)	(52.7)
Other current and non-current liabilities	(20.8)	(16.0)
Net operating activities	(36.0)	(13.3)

Investing activities:
Purchase of property and equipment	(1.6)	(1.3)
Purchase of investment securities	(23.1)	(117.1)
Proceeds from sales and maturities of investment securities	120.3	68.2
Net investing activities	95.6	(50.2)

Financing activities:
Purchase of noncontrolling interests	(1.0)	(0.2)
Proceeds from stock option exercises and employee stock purchases	1.4	2.7
Excess tax benefit from equity-based compensation	0.7	1.2
Repurchase of common stock	(11.3)	(3.6)
Distributions to noncontrolling interests	(0.3)	(3.5)
Principal payments under capital lease obligations	(0.2)	(0.2)
Dividends paid to JCG common shareholders	(13.4)	—
Net financing activities	(24.1)	(3.6)

Cash and cash equivalents:
Net change	35.5	(67.1)
At beginning of period	344.5	387.0
At end of period	$380.0	$319.9

Supplemental cash flow information:
Cash paid for interest	$1.5	$2.8
Cash paid for income taxes	$21.9	$0.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

				Accumulated
				other	Nonredeemable
		Common	Retained	comprehensive	noncontrolling	Total
	Shares	stock	earnings	income (loss)	interests	equity

Balance at December 31, 2012	187.5	$1.9	$1,415.4	$0.6	$17.2	$1,435.1
Net income			28.0		0.3	28.3
Other comprehensive loss				(1.1)		(1.1)
Amortization of stock-based compensation			5.3		0.6	5.9
Issuance and forfeitures of restricted stock awards, net	2.5	—				—
Stock option exercises and employee stock purchases	0.5	—	2.7			2.7
Change in noncontrolling interests in consolidated investment products					0.9	0.9
Distributions to noncontrolling interests					(1.1)	(1.1)
Change in fair value of redeemable noncontrolling interests			1.3			1.3
Vesting of nonredeemable noncontrolling interests					(1.2)	(1.2)
Purchase of noncontrolling interests					(0.2)	(0.2)
Common stock repurchases	(0.4)	—	(3.6)			(3.6)
Balance at March 31, 2013	190.1	$1.9	$1,449.1	$(0.5)	$16.5	$1,467.0

Balance at December 31, 2013	188.6	$1.9	$1,496.0	$(1.1)	$13.7	$1,510.5
Net income			30.5		0.3	30.8
Other comprehensive income				1.0		1.0
Amortization of stock-based compensation			6.2		0.4	6.6
Issuance and forfeitures of restricted stock awards, net	2.6	—				—
Stock option exercises and employee stock purchases	0.2	—	1.4			1.4
Change in noncontrolling interests in consolidated investment products					2.4	2.4
Distributions to noncontrolling interests					(0.2)	(0.2)
Change in fair value of redeemable noncontrolling interests			1.9			1.9
Purchase of noncontrolling interests					(0.4)	(0.4)
Common stock repurchases	(1.0)	—	(11.3)			(11.3)
Common stock dividends to JCG common shareholders			(13.4)			(13.4)
Balance at March 31, 2014	190.4	$1.9	$1,511.3	$(0.1)	$16.2	$1,529.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “JCG” or “the Company”) management, the accompanying interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of JCG in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All such adjustments are of a normal recurring nature. Such interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the issuance date. These interim condensed consolidated financial statements should be read in conjunction with JCG’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying interim condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in JCG’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 — Investment Securities

JCG’s investment securities as of March 31, 2014, and December 31, 2013, are summarized as follows (in millions):

	March 31,	December 31,
	2014	2013
Trading securities:
Seeded investment products	$232.6	$312.9
Investments in advised mutual funds	4.2	45.5
Investments related to deferred compensation plans	14.9	14.9
Total trading securities	251.7	373.3
Available-for-sale securities:
Seeded investment products	46.6	10.7
Debt securities	90.3	101.5
Total available-for-sale securities	136.9	112.2
Total investment securities	$388.6	$485.5

Trading Securities

Seeded investment products represented $150.3 million in 12 mutual funds advised by the Company and $82.3 million in 28 separately managed accounts at March 31, 2014. Seeded investment products represented $230.0 million in 12 mutual funds advised by the Company and $82.9 million in 28 separately managed accounts at December 31, 2013.

The Company recognized $0.9 million and $7.1 million of investment gains related to seeded investment products classified as trading securities that were still held as of March 31, 2014 and 2013, respectively.

Available-for-Sale Securities

Seeded investment products advised by the Company designated as available-for-sale securities represented $46.6 million held in 37 mutual funds and $10.7 million held in 34 mutual funds at March 31, 2014 and December 31, 2013, respectively.

The Company had $90.3 million invested in highly rated corporate debt securities at March 31, 2014. The debt securities mature primarily in the first half of 2014.

The following is a summary of available-for-sale securities at March 31, 2014, and December 31, 2013 (in millions):

	March 31, 2014
				Foreign
	Amortized	Gross unrealized investment		currency	Estimated	Carrying
	cost	gains	losses	translation	fair value	value
Available-for-sale securities:
Seeded investment products	$37.5	$7.6	$(0.1)	$1.6	$46.6	$46.6
Debt securities	90.5	—	(0.2)	—	90.3	90.3
Total available-for-sale securities	$128.0	$7.6	$(0.3)	$1.6	$136.9	$136.9

	December 31, 2013
				Foreign
	Amortized	Gross unrealized investment		currency	Estimated	Carrying
	cost	gains	losses	translation	fair value	value
Available-for-sale securities:
Seeded investment products	$9.9	$0.9	$—	$(0.1)	$10.7	$10.7
Debt securities	101.6	—	(0.1)	—	101.5	101.5
Total available-for-sale securities	$111.5	$0.9	$(0.1)	$(0.1)	$112.2	$112.2

The Company reviewed the gross unrealized losses and determined that the losses were not other-than-temporary. No other-than-temporary impairment charges were recognized in the three months ended March 31, 2014 or 2013.

Realized gains and losses related to the disposition of seeded investment products classified as available-for-sale securities were recognized within investment (losses) gains, net on the Condensed Consolidated Statements of Comprehensive Income. The following is a summary of realized gains and losses upon disposition of seeded investment products classified as available-for-sale securities for the three months ended March 31, 2014 and 2013 (in millions):

	Three months ended
	March 31,
	2014	2013
Realized gains	$—	$0.8
Realized losses	(0.1)	(0.6)
Net realized (losses) gains	$(0.1)	$0.2

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of its seed investments. Fluctuations in equity markets, debt markets and foreign currency markets are hedged by using index swaps, index futures and foreign currency forward contracts.

JCG was party to the following derivative instruments as of March 31, 2014, and December 31, 2013:

	March 31, 2014		December 31, 2013
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Index swaps	5	$113.6	6	$184.3
Index futures	7	$90.9	6	$66.6
Foreign currency forward contracts	4	$35.9	6	$93.6

These instruments are not designated as hedges for accounting purposes. Changes in fair value of the index swaps and index futures are recognized in investment (losses) gains, net on JCG’s Condensed Consolidated

Statements of Comprehensive Income while changes in the fair value of the foreign currency forward contracts are recognized in other income, net on JCG’s Condensed Consolidated Statements of Comprehensive Income.

Index swaps are subject to a master netting arrangement. The values of the individual index swap contracts, including any associated cash collateral, are combined, and are included on a net basis in other current assets on JCG’s Condensed Consolidated Balance Sheets. Index futures are also subject to a master netting arrangement and are presented in the same manner as the index swaps. Foreign currency forward contracts are not subject to a master netting arrangement, and as such, fair values of individual contracts are not netted and are included separately within either other current assets or other accrued liabilities on JCG’s Condensed Consolidated Balance Sheets.

The Company pledged $2.7 million and $4.8 million in cash collateral with the counterparty of the index futures as of March 31, 2014 and December 31, 2013, respectively. The cash collateral is included in other current assets on JCG’s Condensed Consolidated Balance Sheets.

The following tables illustrate the effect of offsetting derivative instruments on JCG’s Condensed Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013 (in millions):

	March 31, 2014
	Gross amounts	Gross amounts offset	Net amounts
Assets
Index futures	$0.2	$(0.2)	$—
Foreign currency forward contracts	0.4	—	0.4
Total	$0.6	$(0.2)	$0.4

Liabilities
Index futures	$1.2	$(1.2)	$—

	December 31, 2013
	Gross amounts	Gross amounts offset	Net amounts
Assets
Index swaps	$0.1	$(0.1)	$—
Index futures	0.9	(0.4)	0.5
Total	$1.0	$(0.5)	$0.5

Liabilities
Index swaps	$1.5	$(1.5)	$—
Index futures	0.4	(0.4)	—
Foreign currency forward contracts	1.5	—	1.5
Total	$3.4	$(1.9)	$1.5

JCG recognized the following net gains on hedged seed investments and net (losses) gains on associated index futures and index swaps for the three months ended March 31, 2014 and 2013 (in millions):

	Three months ended
	March 31,
	2014	2013
Hedged seed investments classified as trading securities	$0.5	$4.5
Hedged seed investments classified as available-for-sale securities	1.7	—
Total hedged seed investments	2.2	4.5
Index futures	(1.6)	(6.8)
Index swaps	0.2	—
Total	$0.8	$(2.3)

JCG recognized the following net losses on hedged seed investments denominated in a foreign currency and net gains on associated foreign currency forward contracts for the three months ended March 31, 2014 and 2013 (in millions):

	Three months ended
	March 31,
	2014	2013
Net gains (losses) in net income related to:
Translation losses	$(0.6)	$(2.4)
Foreign currency forward contracts	0.7	1.8
Total	$0.1	$(0.6)

Investment (Losses) Gains, Net

Investment (losses) gains, net on the Condensed Consolidated Statements of Comprehensive Income included the following for the three months ended March 31, 2014 and 2013 (in millions):

	Three months ended
	March 31,
	2014	2013
Seeded investment products	$0.2	$5.4
Noncontrolling interests in seeded investment products	0.2	0.3
Investments in advised mutual funds	(0.3)	4.5
Index swaps and index futures	(1.4)	(6.8)
Economic hedge for deferred compensation plans	0.2	1.0
Other	—	0.2
Investment (losses) gains, net	$(1.1)	$4.6

Purchases, Sales and Maturities

Cash flows related to investment securities for the three months ended March 31, 2014 and 2013, are summarized as follows (in millions):

	Three months ended March 31,
	2014		2013
	Purchases	Sales/ Maturities	Purchases	Sales/ Maturities
Trading securities	$(14.1)	$96.4	$(98.1)	$50.0
Available-for-sale securities	(0.1)	17.2	(0.1)	8.9
Derivative instruments:
Seed capital economic hedge	(8.9)	6.7	(18.9)	9.3
Total cash flows	$(23.1)	$120.3	$(117.1)	$68.2

Note 3 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests measured or disclosed at fair value on a recurring basis as of March 31, 2014 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$—	$227.2	$—	$227.2

Foreign currency forward contracts	—	0.4	—	0.4

Index futures	—	0.2	—	0.2

Trading securities:
Seeded investment products	166.7	65.9	—	232.6
Investments in advised mutual funds	4.2	—	—	4.2
Investments related to deferred compensation plans	14.9	—	—	14.9

Available-for-sale securities:
Seeded investment products	46.6	—	—	46.6
Debt securities	—	90.3	—	90.3
Total investment securities	232.4	156.2	—	388.6
Total assets	$232.4	$384.0	$—	$616.4

Liabilities:
Current portion of long-term debt	$—	$99.3	$—	$99.3
Long-term debt	—	530.9	—	530.9
Index futures	—	1.2	—	1.2
Total liabilities	$—	$631.4	$—	$631.4

Redeemable noncontrolling interests	$—	$—	$4.8	$4.8

The following table presents assets, liabilities and redeemable noncontrolling interests measured or disclosed at fair value on a recurring basis as of December 31, 2013 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$—	$199.0	$—	$199.0

Index swaps	—	0.1	—	0.1

Index futures	—	0.9	—	0.9

Trading securities:
Seeded investment products	265.9	47.0	—	312.9
Investments in advised mutual funds	45.5	—	—	45.5
Investments related to deferred compensation plans	14.9	—	—	14.9

Available-for-sale securities:
Seeded investment products	10.7	—	—	10.7
Debt securities	—	101.5	—	101.5
Total investment securities	337.0	148.5	—	485.5
Total assets	$337.0	$348.5	$—	$685.5

Liabilities:
Current portion of long-term debt	$—	$101.3	$—	$101.3
Long-term debt	—	532.5	—	532.5
Index swaps	—	1.5	—	1.5
Index futures	—	0.4	—	0.4
Foreign currency forward contracts	—	1.5	—	1.5
Total liabilities	$—	$637.2	$—	$637.2

Redeemable noncontrolling interests	$—	$—	$7.3	$7.3

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

Transfers are recognized at the end of each reporting period. Transfers from Level 1 and Level 2 classifications for the three months ended March 31, 2014 and 2013, are summarized as follows (in millions):

	March 31,
	2014	2013
Transfers from Level 1 to Level 2	$—	$0.2
Transfers from Level 2 to Level 1	$—	$19.8

JCG’s Level 3 recurring fair value measurements represent redeemable noncontrolling interests in INTECH Investment Management LLC (“INTECH”).

Redeemable noncontrolling interests in INTECH are measured at fair value on an annual basis, or more frequently if events or circumstances indicate that a material change in the fair value of INTECH has occurred. The fair value of INTECH is determined using a discounted cash flow methodology with probability-weighted scenarios. Discounted cash flow analyses are prepared internally within JCG’s finance organization by personnel with appropriate valuation experience and credentials. In preparing the analyses, JCG benchmarks valuation metrics such as multiples of earnings against recent market transactions of a similar size and nature to ensure that the estimates are reasonable. The analyses are reviewed by senior JCG finance personnel and JCG’s Chief Financial Officer. The analyses are also reviewed by the holders of the noncontrolling interests in INTECH. If the valuation is agreed to by both JCG and the holders of noncontrolling interests, JCG utilizes the analyses to value the redeemable noncontrolling interests. If the holders of noncontrolling interests object to the analyses, a valuation is obtained from a third-party investment bank agreed upon by the interested parties. JCG has engaged a third-party investment bank for such valuation in the past and may do so again in the future.

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

Nonrecurring Level 3 fair value measurements included goodwill and intangible assets. JCG measures the fair value of goodwill and intangible assets using a discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements have been classified as Level 3.

The changes in fair value of JCG’s recurring Level 3 fair value measurements for the three months ended March 31, 2014 and 2013, are as follows (in millions):

	Three months ended March 31,
	2014	2013
	Redeemable	Redeemable
	noncontrolling	noncontrolling
	interests	interests
Beginning of period fair value	$7.3	$42.9
Distributions	(0.1)	(2.4)
Current earnings	0.1	1.1
Purchase of redeemable noncontrolling interests	(0.6)	—
Vesting of noncontrolling interests	—	1.2
Change in fair value	(1.9)	(1.3)
End of period fair value	$4.8	$41.5

Note 4 — Debt

Debt at March 31, 2014, and December 31, 2013, consisted of the following (in millions):

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	value	value	value	value
6.119% Senior Notes due 2014	$38.9	$39.0	$38.9	$39.5
3.250% Convertible Senior Notes due 2014	58.9	60.3	58.0	61.8
6.700% Senior Notes due 2017	344.4	390.1	344.4	383.7
0.750% Convertible Senior Notes due 2018	104.0	140.8	103.3	148.8
Total debt	546.2	630.2	544.6	633.8
Less: Current maturities	(97.8)	(99.3)	(96.9)	(101.3)
Total long-term debt	$448.4	$530.9	$447.7	$532.5

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above, which are considered Level 2 inputs.

6.119% Senior Notes due 2014

On April 15, 2014, the 6.119% Senior Notes due 2014 matured and JCG paid the principal balance of $38.9 million.

Interest Rate Adjustment Covenant

The 6.119% Senior Notes due 2014 and 6.700% Senior Notes due 2017 are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investor Services Inc. (“Moody’s”) from Baa3 or by Standard & Poor’s Rating Service (“S&P”) from BBB-, up to a maximum increase of 200 basis points. If the interest rate has been adjusted upward as a result of either Moody’s or S&P decreasing its rating, then for each level of a subsequent rating increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2

(or higher) by Moody’s and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. On March 18, 2014, S&P reaffirmed JCG’s credit rating of BBB-, with a negative outlook and Moody’s reaffirmed JCG’s credit rating of Baa3, with a stable outlook.

Credit Facility

At March 31, 2014, JCG had a $200 million, unsecured, revolving credit facility (“the Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, JCG’s financing leverage ratio cannot exceed 3.00x, and its interest coverage ratio must equal or exceed 4.00x. At March 31, 2014, JCG was in compliance with all covenants and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of November 23, 2018.

Capital Lease Obligations

JCG’s capital lease obligations represent leased computer equipment. The carrying values of the obligations totaled $1.5 million and $1.8 million at March 31, 2014, and December 31, 2013, respectively, and are included in other accrued liabilities and other liabilities on JCG’s Condensed Consolidated Balance Sheets. The related lease terms extend through 2017.

Note 5 — Income Taxes

JCG’s provision for income taxes was $25.9 million and $20.2 million, or 45.4% and 40.5% of income before taxes, for the three months ended March 31, 2014 and 2013, respectively. The Company’s effective tax rate for the three month period ending March 31, 2014 increased by 4.9% due largely to the reversal of unrealized deferred tax assets upon the expiration and vesting of certain equity-based compensation awards.

As of March 31, 2014, JCG had $5.8 million of accrued reserves for income tax contingencies. JCG accrued additional reserves for income tax contingencies in the amount of $0.2 million during the first quarter 2014, creating a net tax expense of $0.1 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $1.6 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities and other liabilities on JCG’s Condensed Consolidated Balance Sheets.

Note 6 — Noncontrolling Interests

Noncontrolling interests in net income consist of the following (in millions):

	Three months ended
	March 31,
	2014	2013
Nonredeemable noncontrolling interests in subsidiaries	$0.3	$0.3
Nonredeemable noncontrolling interests in consolidated seeded investment products	0.2	0.3
Redeemable noncontrolling interests in subsidiaries	0.1	1.1
Total noncontrolling interests in net income	$0.6	$1.7

Nonredeemable Noncontrolling Interests

At March 31, 2014, noncontrolling interests that are not subject to redemption rights included employee ownership interests in INTECH and third-party investors’ ownership in consolidated seeded investment products.

Nonredeemable noncontrolling interests as of March 31, 2014, and December 31, 2013, are summarized as follows (in millions):

	March 31, 2014	December 31, 2013
Nonredeemable noncontrolling interests in consolidated seeded investment products	$11.2	$8.8
Nonredeemable noncontrolling interests in subsidiaries	5.0	4.9
Total nonredeemable noncontrolling interests	$16.2	$13.7

Changes in noncontrolling interests in consolidated seeded investment products were driven by two factors: changes in the market value of the underlying seeded investment products and changes in ownership of the underlying seeded investment products.

The following table presents a rollforward of noncontrolling interests in consolidated seeded investment products (in millions):

	Three months ended
	March 31,
	2014	2013
Beginning of period balance	$8.8	$12.4
Change in market value	0.2	0.3
Change in ownership	2.2	0.6
End of period balance	$11.2	$13.3

Redeemable Noncontrolling Interests

As of March 31, 2014, and December 31, 2013, redeemable noncontrolling interests are summarized as follows (in millions):

	March 31, 2014	December 31, 2013
Redeemable noncontrolling interests in subsidiaries	$5.2	$5.9
Undistributed earnings	(0.4)	1.4
Total redeemable noncontrolling interests	$4.8	$7.3

INTECH

INTECH ownership interests held by a founding member have an estimated value of $5.2 million and $5.3 million as of March 31, 2014, and December 31, 2013, respectively, representing approximately 1.0% aggregate ownership of INTECH for both periods. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interest of INTECH at fair value.

Perkins

On February 3, 2014, JCG exercised its right to purchase the remaining noncontrolling ownership units in Perkins Investment Management LLC (“Perkins”) of 0.4%. Under the terms of the call, the remaining noncontrolling ownership units were redeemed for $0.6 million on March 14, 2014, based on the fair value as of the call exercise date. The fair value of the ownership units was based on a contractual formula driven by revenue and investment performance of products managed by Perkins.

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

Note 7 — Long-Term Incentive Compensation

JCG generally grants annual long-term incentive awards in February of each year. JCG granted $53.9 million in long-term incentive awards in the first quarter 2014, which generally vest and will be recognized ratably over a four-year period. The 2014 awards consisted of $31.2 million of restricted stock (2.9 million shares at a weighted-average price of $10.89 per share) and $22.7 million of mutual fund share awards.

JCG records compensation expense associated with long-term incentive awards based on the amount of awards expected to vest at the end of the stated service period, comprising the total value of the awards less an estimate for forfeitures.

During the three months ended March 31, 2014 and 2013, JCG recognized $0.5 million and $2.9 million of long-term incentive compensation expense related to mark-to-market adjustments of mutual fund share awards and deferred compensation plans, respectively.

Note 8 — Other Income, Net

The components of other income, net are as follows (in millions):

	Three months ended
	March 31,
	2014	2013
Dividend income	$0.4	$0.4
Interest income	0.2	0.1
Foreign currency gains, net	—	1.2
Other, net	—	0.1
Total other income, net	$0.6	$1.8

Note 9 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014 and 2013, are as follows (in millions):

	Three months ended March 31,
	2014			2013
	Unrealized gains			Unrealized gains
	(losses) on	Foreign		(losses) on	Foreign
	available-for-sale	currency		available-for-sale	currency
	securities	losses	Total	securities	losses	Total
Beginning balance	$1.2	$(2.3)	$(1.1)	$1.4	$(0.8)	$0.6
Other comprehensive gain before reclassifications	1.2	—	1.2	0.5	—	0.5
Amounts reclassified from accumulated other comprehensive loss to:
Investment (losses) gains, net	(0.2)	—	(0.2)	(0.1)	—	(0.1)
Other income, net	—	—	—	—	(1.5)	(1.5)
Net current period other comprehensive income (loss)	1.0	—	1.0	0.4	(1.5)	(1.1)
Ending balance	$2.2	$(2.3)	$(0.1)	$1.8	$(2.3)	$(0.5)

Note 10 — Earnings Per Share

The following is a summary of the earnings per share calculation for the three months ended March 31, 2014 and 2013 (in millions, except per share data):

	Three months ended
	March 31,
	2014	2013

Net income attributable to JCG common shareholders	$30.5	$28.0
Less: Allocation of earnings to participating restricted stock awards	1.0	—
Net income available to common shareholders	$29.5	$28.0

Basic earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	184.3	184.8
Basic earnings per share	$0.16	$0.15

Diluted earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	184.3	184.8
Incremental common shares	0.9	1.5
Weighted-average diluted common shares outstanding	185.2	186.3
Diluted earnings per share	$0.16	$0.15

Dividends paid per share	$0.07	$—

Incremental common shares include the dilutive effect of stock options, unvested nonparticipating restricted stock awards, 2018 Convertible Senior Notes and price-vesting units using the two-class method.

The following stock options, unvested nonparticipating restricted stock and price-vesting units are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended
	March 31,
	2014	2013
Stock options	4.9	8.5
Other stock options	—	14.0
Unvested nonparticipating restricted stock and price-vesting units	0.5	3.8

All shares held in the JCG Employee Stock Ownership Plan are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the 2014 Convertible Senior Notes because the effect would be anti-dilutive as the conversion criteria have not been satisfied.

Note 11 — Litigation and Other Regulatory Matters

JCG is periodically involved in various legal proceedings and other regulatory matters. At March 31, 2014, JCG had a $0.2 million litigation accrual for all pending litigation matters. Possible losses in addition to this amount cannot be currently estimated, and as such, no additional accruals have been made. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JCG’s consolidated financial condition.

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

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors specified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and this Quarterly Report on Form 10-Q included under headings such as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other filings and furnishings made by the Company with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. Many of these factors are beyond the control of the Company and its management. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by applicable law or regulation.

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

First Quarter 2014 Summary

Average assets under management for the first quarter 2014 of $173.0 billion increased $2.7 billion, or 1.6%, over the fourth quarter 2013 as a result of favorable market conditions, partially offset by long-term net outflows. First quarter 2014 revenues of $230.2 million increased $4.0 million, or 1.8%, from the fourth quarter 2013 primarily due to decreased negative performance fees on mutual funds from the fourth quarter 2013 to the first quarter 2014. The Company achieved an operating margin of 29.1% and net income of $0.16 per diluted share in the first quarter 2014.

Investment Performance

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

The following table is a summary of investment performance as of March 31, 2014:

	Percentage of mutual fund assets
	outperforming majority of Morningstar peers (1)
	1-Year	3-Year	5-Year

Complex-wide mutual fund assets	52%	64%	36%
Fundamental equity mutual fund assets	44%	59%	32%
Fixed income mutual fund assets	100%	100%	54%

	Percentage of relative return strategies outperforming respective benchmarks (2)
	1-Year	3-Year	5-Year
Mathematical equity strategies	53%	71%	58%

Percentage of complex-wide mutual funds
with 4- or 5-star overall Morningstar ratingTM
Complex-wide mutual funds	53%

(1) References Morningstar relative performance on an asset-weighted basis.

(2) References performance of relative return strategies, net of fees.

Assets Under Management

Assets Under Management and Flows

Total Company assets under management of $174.1 billion at March 31, 2014, increased $10.3 billion, or 6.3%, from March 31, 2013, as a result of net market appreciation of $27.6 billion, offset by long-term net outflows of $17.3 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets.

Fundamental equity long-term net outflows were $2.3 billion in the first quarter 2014, compared with long-term net outflows of $1.8 billion in the first quarter 2013.

Fixed income long-term net inflows were $1.0 billion in the first quarter 2014 compared with long-term net inflows of $0.3 billion in the first quarter 2013.

Mathematical equity long-term net outflows were $0.2 billion in the first quarter 2014 compared with $2.4 billion of long-term net outflows in the first quarter 2013.

The following tables present the components of JCG’s assets under management for the three months ended March 31, 2014 and 2013 (in billions):

	Three months ended
	March 31,
	2014	2013
Beginning of period assets	$173.9	$156.8
Long-term sales(1)
Fundamental equity	4.6	5.3
Fixed income(2)	2.8	3.5
Mathematical equity	1.6	0.8
Long-term redemptions(1)
Fundamental equity	(6.9)	(7.1)
Fixed income	(1.8)	(3.2)
Mathematical equity	(1.8)	(3.2)
Long-term net flows(1)
Fundamental equity	(2.3)	(1.8)
Fixed income	1.0	0.3
Mathematical equity	(0.2)	(2.4)
Total long-term net flows	(1.5)	(3.9)
Net money market flows	—	(0.1)
Market/fund performance(2)	1.7	11.0
End of period assets	$174.1	$163.8

(1)   Excludes money market flows. Sales and redemptions of money market funds are  presented net on a separate line due to the short-term nature of the investments.

(2)   Fixed income sales and market/fund performance reflect a correction from the figures presented in earnings release materials filed on Form 8-K on April 22, 2014. Sales of $0.2 billion were incorrectly classified as market/fund performance. The correction has no impact on end of period assets or average assets under management.

	Three months ended
	March 31,
	2014	2013
Average assets under management:
Fundamental equity	$94.7	$92.1
Fixed income	29.5	27.0
Mathematical equity	47.4	41.3
Money market	1.4	1.4
Total	$173.0	$161.8

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

	Three months ended
	March 31,
	2014	2013
Growth/Core (1)
Beginning of period assets	$60.8	$53.8
Sales	2.6	3.5
Redemptions	(3.2)	(3.4)
Net (redemptions) sales	(0.6)	0.1
Market/fund performance	—	3.9
End of period assets	$60.2	$57.8

Global/International
Beginning of period assets	$19.3	$17.9
Sales	1.4	0.9
Redemptions	(1.3)	(1.6)
Net sales (redemptions)	0.1	(0.7)
Market/fund performance	—	0.7
End of period assets	$19.4	$17.9

Mathematical Equity
Beginning of period assets	$47.6	$40.2
Sales	1.6	0.8
Redemptions	(1.8)	(3.2)
Net redemptions	(0.2)	(2.4)
Market/fund performance	0.8	3.9
End of period assets	$48.2	$41.7

Fixed Income (1)
Beginning of period assets	$28.9	$26.4
Sales(2)	2.8	3.5
Redemptions	(1.8)	(3.2)
Net sales	1.0	0.3
Market/fund performance(2)	0.6	0.7
End of period assets	$30.5	$27.4

Value
Beginning of period assets	$15.9	$17.0
Sales	0.6	0.9
Redemptions	(2.4)	(2.1)
Net redemptions	(1.8)	(1.2)
Market/fund performance	0.3	1.8
End of period assets	$14.4	$17.6

Money Market
Beginning of period assets	$1.4	$1.5
Sales	0.2	0.2
Redemptions	(0.2)	(0.3)
Net redemptions	—	(0.1)
Market/fund performance	—	—
End of period assets	$1.4	$1.4

(1)   Growth/core and fixed income assets reflect a 50%/50% split of the Janus Balanced Fund between the two categories.

(2)   Fixed income sales and market/fund performance reflect a correction from the figures presented in earnings release materials filed on Form 8-K on April 22, 2014. Sales of $0.2 billion were incorrectly classified as market/fund performance. The correction has no impact on end of period assets or average assets under management.

Valuation

The value of assets under management is derived from the cash and investment securities underlying JCG’s investment products. Investment security values are determined using unadjusted or adjusted quoted market prices and independent third-party price quotes in active markets. JCG uses adjusted market prices to value certain international equity securities in its domestic and non-domestic mutual funds in order to adjust for stale pricing that may occur between the close of certain foreign exchanges and the New York Stock Exchange (“NYSE”). Security prices are adjusted based upon historical impacts for similar post-close activity. For fixed income securities with maturities of 60 days or less, the amortized cost method is used to determine the value. Securities for which market prices are not readily available or are considered unreliable are internally valued using appropriate methodologies for each security type or by engaging third-party specialists. The value of the vast majority of the equity securities underlying JCG’s investment products is derived from readily available and reliable market price quotations while the value of a majority of the fixed income securities is derived from evaluated pricing from independent third-party providers.

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

JCG performs a number of procedures to validate the pricing received from third-party providers. For actively traded equity securities, prices are received daily from both a primary and secondary vendor. For fixed income securities, prices are received daily from a primary vendor and weekly from a secondary vendor. Prices from the primary and secondary vendors are compared to identify any discrepancies. In the event of a discrepancy, a price challenge may be issued to both vendors. Securities with significant price changes require additional research, which may include a review of all news pertaining to the issue and issuer and any corporate actions. All fixed income prices are reviewed by JCG’s fixed income trading desk in order to incorporate market activity information available to JCG’s traders. In the event the traders have received price indications from market makers for a particular issue, this information is transmitted to the pricing vendors.

All pricing vendors are subject to an annual on-site due diligence review that includes a detailed discussion about the methodologies used, particularly for evaluated prices, and any changes to the methodologies.

JCG is generally not the pricing agent for securities held within separate and subadvised accounts. However, JCG does perform a daily reconciliation between the pricing performed by the pricing agent and the pricing applied based on JCG’s procedures. Any pricing discrepancies are sent to the pricing agent for resolution.

Results of Operations

Three Months Ended March 31, 2014, Compared with Three Months Ended March 31, 2013

Revenues

Investment Management Fees

Investment management fees increased $10.0 million, or 5.0%, primarily as a result of the 6.9% increase in average assets under management driven by market appreciation. Revenue increased at a lower rate than average assets primarily due to a product mix shift toward lower yielding products and channels.

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. Negative performance fees were driven by underperformance of certain mutual funds against their respective benchmarks. Performance fee revenue improved $3.6 million, or 18%, primarily as a result of the roll-off of historical underperformance of certain mutual funds against their respective benchmarks. A summary of mutual fund and private account assets subject to performance fees as of March 31, 2014 and 2013, is as follows (in billions):

	March 31,
	2014	2013
Mutual fund assets	$51.6	$55.2
Separate account assets	$15.1	$11.6

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits increased $6.2 million, or 8.3%, principally due to higher incentive compensation as a result of higher operating income. The company-wide incentive compensation plan is designed to link variable compensation to operating income.

Long-Term Incentive Compensation

Long-term incentive compensation decreased $3.8 million, or 24.1%, primarily due to a decrease of $3.7 million from the vesting of awards granted in previous years, a decrease of $2.4 million due to lower mark-to-market adjustments for changes in fair value of mutual fund share awards and investments related to deferred compensation plans, a decrease of $2.0 million in Perkins senior profits interests awards expense and a decrease of $0.9 million related to forfeiture rate estimate adjustments. These decreases were partially offset by an increase of $5.3 million of expense from new awards granted during 2014. Long-term incentive awards granted during 2014 totaled $53.9 million and will generally be recognized ratably over a four-year period. The Perkins senior profits interests awards receive 5% of Perkins’ annual taxable income and have a terminal value based on Perkins revenue and relative investment performance of products managed by Perkins. Long-term incentive compensation for the year ended December 31, 2014 is currently expected to be approximately $60 million.

Non-Operating Income and Expenses

Investment (Losses) Gains, Net

Net investment losses totaling $1.1 million for the first quarter 2014 included $1.4 million of mark-to-market losses generated by JCG’s economic hedging of seed capital and gains of $0.3 million from the mark-to-market and sale of seed capital investment securities. The seed capital hedging strategy utilizes derivative instruments to mitigate a portion of the earnings volatility created by the mark-to-market accounting of the seed capital investments.

Investment (losses) gains, net decreased $5.7 million primarily due to the mark-to-market of seed capital trading securities and the associated performance of the seed capital hedge derivative instruments.

Income Tax Provision

JCG’s effective tax rate was 45.4% and 40.5% for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate and JCG’s income tax provision for the same periods included $4.8 million and $2.5 million, respectively, related to the reversal of unrealized deferred tax assets upon the expiration and vesting of certain equity-based compensation awards.

Noncontrolling Interests

Noncontrolling interests in net income decreased from $1.7 million in the first quarter 2013 to $0.6 million in the first quarter 2014 primarily due to the purchase of noncontrolling ownership units in Perkins.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

A summary of cash flow data for the three months ended March 31, 2014 and 2013, is as follows (in millions):

	Three months ended March 31,
	2014	2013
Cash flows provided by (used for):
Operating activities	$(36.0)	$(13.3)
Investing activities	95.6	(50.2)
Financing activities	(24.1)	(3.6)
Net change in cash and cash equivalents	35.5	(67.1)
Balance at beginning of period	344.5	387.0
Cash balance at end of period	$380.0	$319.9

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. Cash flows from operations in the first quarter of each year typically include the payment of annual bonuses for investment and non-investment personnel.

Investing Activities

Cash provided by (used for) investing activities for the three months ended March 31, 2014 and 2013, is as follows (in millions):

	Three months ended March 31,
	2014	2013
Purchase of property and equipment	$(1.6)	$(1.3)

Purchases of investments:
Seeding of investment products	(14.2)	(98.2)
Seed capital derivative instruments	(8.9)	(18.9)
Total purchases of investments	(23.1)	(117.1)

Sales of investments:
Seeded investment products	62.3	21.0
Investments related to deferred compensation plans	41.3	37.9
Debt securities	10.0	—
Seed capital derivative instruments	6.7	9.3
Total sales of investments	120.3	68.2
Cash provided by (used for) investing activities	$95.6	$(50.2)

Financing Activities

Cash used for financing activities for the three months ended March 31, 2014, primarily represents $13.4 million of dividends paid to shareholders and $11.3 million of repurchases of common stock.

Cash used for financing activities for the three months ended March 31, 2013, primarily represents $3.6 million of repurchases of common stock and $3.5 million of distributions to noncontrolling interests partially offset by $2.7 million of proceeds from stock plans.

Dividends

Dividends paid during the three months ended March 31, 2014, are summarized as follows:

Dividend	Date	Date
per share	declared	paid
$0.07	January 21	February 21

On April 17, 2014, JCG’s Board of Directors approved an increase of $0.01 per share, or 14%, in the Company’s regular quarterly dividend. The approved quarterly rate of $0.08 per share represents an expected annualized dividend rate of $0.32 per share of common stock. Also on April 17, 2014, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share. The quarterly dividend will be paid on May 23, 2014, to shareholders of record at the close of business on May 9, 2014.

The payment of cash dividends is within the discretion of JCG’s Board of Directors and depends on many factors, including, but not limited to, JCG’s results of operations, financial condition, capital requirements, restrictions imposed by financing agreements, general business conditions and legal requirements.

Other Sources of Liquidity

Credit Facility

At March 31, 2014, JCG had a $200 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At March 31, 2014, JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility. The Credit Facility has a maturity date of November 23, 2018.

The covenants and the calculation of the ratios, as defined in the Credit Facility, were as follows (in millions):

Last four
quarters ended
March 31, 2014

Net income attributable to JCG common shareholders	$117.2
Add back:
Loss on early extinguishment of debt	13.5
Interest expense	39.3
Income tax provision	79.0
Depreciation and amortization	27.8
Noncash amortization of long-term incentive compensation	59.3
Unrealized gains or losses on investments	(26.5)
Other items as described in the Credit Facility	1.4
Cash paid for deferred commissions and mutual fund share awards	(60.3)
Adjusted net income	$250.7

Debt (including capital leases)	$547.7

Leverage ratio (debt divided by adjusted net income)	2.18
Cannot exceed 3.00x

Interest coverage ratio
(adjusted net income divided by last four quarters cash interest expense(1))	7.74
Must equal or exceed 4.00x

(1) Cash interest expense is defined by the debt agreement.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.     Controls and Procedures

As of March 31, 2014, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the U.S. Securities and Exchange Commission. Richard M. Weil, Chief Executive Officer, and Jennifer J. McPeek, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Ms. McPeek concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2014 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I, Item 1. Financial Statements, Note 11 — Litigation and Other Regulatory Matters.

Item 1A.     Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

JCG’s Board of Directors authorized a $500 million share repurchase program in July 2008. JCG did not repurchase any of its common stock from the end of 2008 through the end of 2011. As part of its capital and liquidity management, JCG resumed share repurchases in the first quarter 2012.

During the first quarter 2014, JCG repurchased 955,032 shares of its common stock at an average price of $11.00 per share and a total cost of $10.5 million as part of the share repurchase program. Any future repurchases of common stock will depend on prevailing market conditions, the Company’s liquidity requirements, contractual and legal restrictions, and other factors.

In addition to the share repurchase program, JCG repurchased 77,867 shares in February 2014 from employees as part of a share withholding program to satisfy the employees’ minimum statutory income tax liabilities attributable to the vesting of restricted stock.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (end of month)
January	—	$—	—	$472 million
February	458,967	$10.92	381,100	$468 million
March	573,932	$11.02	573,932	$461 million
Total	1,032,899	$10.98	955,032

Item 6.     Exhibits

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: April 24, 2014

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