Form 10-Q
period 2014-06-30
JANUS CAPITAL GROUP INC
filed 2014-07-23
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐     No ☒

As of July 18, 2014, there were 187,990,371 shares of the Company’s common stock, $0.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	June 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$438.2	$344.5
Investment securities	318.3	485.5
Accounts receivable	120.1	108.8
Other current assets	50.1	52.0
Total current assets	926.7	990.8

Other assets:
Property and equipment, net	30.0	29.9
Intangible assets, net	1,225.0	1,230.1
Goodwill	488.2	488.2
Other non-current assets	7.9	8.3
Total assets	$2,677.8	$2,747.3

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$8.3	$4.1
Accrued compensation and benefits	83.6	122.7
Current portion of long-term debt	59.9	96.9
Other accrued liabilities	42.7	78.0
Total current liabilities	194.5	301.7

Other liabilities:
Long-term debt	449.1	447.7
Deferred income taxes, net	461.6	447.7
Other non-current liabilities	30.4	32.4
Total liabilities	1,135.6	1,229.5

Commitments and contingencies

Redeemable noncontrolling interests	4.6	7.3

Equity:
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 265,500,708 and 265,500,708 shares issued, respectively; 188,452,797 and 188,603,875 shares outstanding, respectively)	1.9	1.9
Retained earnings	1,515.6	1,496.0
Accumulated other comprehensive income (loss), net of tax	0.7	(1.1)
Total JCG shareholders’ equity	1,518.2	1,496.8
Noncontrolling interests	19.4	13.7
Total equity	1,537.6	1,510.5

Total liabilities and equity	$2,677.8	$2,747.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:
Investment management fees	$210.5	$202.8	$418.7	$401.0
Performance fees	(17.3)	(22.2)	(33.2)	(41.7)
Shareowner servicing fees and other	38.0	35.2	75.9	70.7
Total revenue	231.2	215.8	461.4	430.0

Operating expenses:
Employee compensation and benefits	77.8	74.4	158.3	148.7
Long-term incentive compensation	12.5	13.7	24.5	29.5
Marketing and advertising	4.5	4.8	9.5	9.7
Distribution	32.5	31.8	65.3	63.2
Depreciation and amortization	6.2	7.3	12.8	14.8
General, administrative and occupancy	27.0	25.4	53.4	51.0
Total operating expenses	160.5	157.4	323.8	316.9

Operating income	70.7	58.4	137.6	113.1

Interest expense	(8.9)	(11.0)	(18.3)	(22.2)
Investment gains (losses), net	0.9	(6.1)	(0.2)	(1.5)
Other income (expense), net	0.4	(0.8)	1.0	1.0
Loss on early extinguishment of debt	—	(12.6)	—	(12.6)
Income before taxes	63.1	27.9	120.1	77.8

Income tax provision	(26.2)	(11.1)	(52.1)	(31.3)

Net income	36.9	16.8	68.0	46.5
Noncontrolling interests	(0.6)	(1.0)	(1.2)	(2.7)

Net income attributable to JCG	$36.3	$15.8	$66.8	$43.8

Earnings per share attributable to JCG common shareholders:
Basic	$0.19	$0.09	$0.35	$0.24
Diluted	$0.19	$0.08	$0.35	$0.24

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale securities	$1.1	$(0.6)	$2.3	$(0.1)
Reclassifications for items included in net income	(0.3)	(0.1)	(0.5)	(1.7)
Total other comprehensive income (loss), net of tax	0.8	(0.7)	1.8	(1.8)
Comprehensive income	37.7	16.1	69.8	44.7
Comprehensive income attributable to noncontrolling interests	(0.6)	(1.0)	(1.2)	(2.7)
Comprehensive income attributable to JCG	$37.1	$15.1	$68.6	$42.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended
	June 30,
	2014	2013
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$68.0	$46.5
Adjustments to net income:
Depreciation and amortization	12.8	14.8
Deferred income taxes	32.6	12.5
Amortization of stock-based compensation	7.8	12.0
Investment losses, net	0.2	1.5
Amortization of debt discounts, premiums and deferred issuance costs	5.8	5.8
Loss on early extinguishment of debt	—	12.6
Payment of deferred commissions, net	(2.9)	(2.3)
Other, net	0.1	0.1
Changes in working capital items:
Accounts receivable	(11.2)	5.7
Other current assets	(34.5)	(13.8)
Accounts payable and accrued compensation payable	(26.1)	(23.2)
Other current and non-current liabilities	(22.7)	(18.5)
Net operating activities	29.9	53.7

Investing activities:
Purchase of property and equipment	(5.1)	(3.6)
Purchase of investment securities	(49.8)	(146.4)
Proceeds from sales and maturities of investment securities	222.0	93.9
Net investing activities	167.1	(56.1)

Financing activities:
Repayment of long-term debt	(38.9)	—
Proceeds from issuance of stock warrants	—	10.5
Purchase of convertible note hedge	—	(16.1)
Debt issuance costs	—	(3.3)
Purchase of noncontrolling interests	(1.0)	(0.2)
Distributions to noncontrolling interests	(1.3)	(5.6)
Proceeds from stock option exercises and employee stock purchases	3.0	5.9
Excess tax benefit from equity-based compensation	0.9	1.4
Principal payments under capital lease obligations	(0.6)	(0.5)
Repurchase of common stock	(36.7)	(12.6)
Dividends paid to JCG shareholders	(28.6)	(13.3)
Net financing activities	(103.2)	(33.8)

Cash and cash equivalents:
Effect of foreign exchange rate changes	(0.1)	(1.5)
Net change	93.7	(37.7)
At beginning of period	344.5	387.0
At end of period	$438.2	$349.3

Supplemental cash flow information:
Cash paid for interest	$14.2	$17.3
Cash paid for income taxes, net of refunds	$55.6	$33.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

				Accumulated
				other	Nonredeemable
		Common	Retained	comprehensive	noncontrolling	Total
	Shares	stock	earnings	income (loss)	interests	equity

Balance at December 31, 2012	187.5	$1.9	$1,415.4	$0.6	$17.2	$1,435.1
Net income			43.8		0.5	44.3
Other comprehensive loss				(1.8)		(1.8)
Amortization of stock-based compensation			10.5		1.1	11.6
Issuance and forfeitures of restricted stock awards, net	2.3	—				—
Stock option exercises and employee stock purchases	1.1	—	5.9			5.9
Convertible senior notes issuance			14.7			14.7
Extinguishment of convertible senior notes			(2.0)			(2.0)
Convertible senior note hedge issuance			(16.1)			(16.1)
Stock warrants issuance			10.5			10.5
Changes in noncontrolling interests in consolidated investment products					13.8	13.8
Distributions to noncontrolling interests					(1.4)	(1.4)
Change in fair value of redeemable noncontrolling interests			1.7			1.7
Vesting of nonredeemable noncontrolling interests					(1.2)	(1.2)
Purchase of noncontrolling interests					(0.2)	(0.2)
Repurchase of common stock	(1.4)	—	(12.6)			(12.6)
Dividends paid to JCG shareholders			(13.3)			(13.3)
Balance at June 30, 2013	189.5	$1.9	$1,458.5	$(1.2)	$29.8	$1,489.0

Balance at December 31, 2013	188.6	$1.9	$1,496.0	$(1.1)	$13.7	$1,510.5
Net income			66.8		0.5	67.3
Other comprehensive income				1.8		1.8
Amortization of stock-based compensation			13.2		0.8	14.0
Issuance and forfeitures of restricted stock awards, net	2.6	—				—
Stock option exercises and employee stock purchases	0.5	—	3.0			3.0
Changes in noncontrolling interests in consolidated investment products					5.6	5.6
Distributions to noncontrolling interests					(0.8)	(0.8)
Change in fair value of redeemable noncontrolling interests			1.9			1.9
Purchase of noncontrolling interests					(0.4)	(0.4)
Repurchase of common stock	(3.2)	—	(36.7)			(36.7)
Dividends paid to JCG shareholders			(28.6)			(28.6)
Balance at June 30, 2014	188.5	$1.9	$1,515.6	$0.7	$19.4	$1,537.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “JCG” or “the Company”) management, the accompanying interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of JCG in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All such adjustments are of a normal recurring nature. Such interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the issuance date. The Company operates one business segment, its Investment Management Operations. These interim condensed consolidated financial statements should be read in conjunction with JCG’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying interim condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in JCG’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new revenue recognition standard. The standard’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting standard.

Note 2 — Investment Securities

JCG’s investment securities as of June 30, 2014, and December 31, 2013, are summarized as follows (in millions):

	June 30,	December 31,
	2014	2013
Trading securities:
Seeded investment products	$244.3	$312.9
Investments in advised mutual funds	4.4	45.5
Investments related to deferred compensation plans	12.4	14.9
Total trading securities	261.1	373.3
Available-for-sale securities:
Seeded investment products	45.2	10.7
Debt securities	12.0	101.5
Total available-for-sale securities	57.2	112.2
Total investment securities	$318.3	$485.5

Trading Securities

Seeded investment products represented $171.3 million in 14 mutual funds advised by the Company and $73.0 million in 30 separately managed accounts at June 30, 2014. Seeded investment products represented $230.0 million in 12 mutual funds advised by the Company and $82.9 million in 28 separately managed accounts at December 31, 2013.

The Company recognized $8.8 million of investment gains and $1.0 million of investment losses related to trading securities still held as of June 30, 2014 and 2013, respectively.

Available-for-Sale Securities

Seeded investment products advised by the Company designated as available-for-sale securities represented $45.2 million held in 36 mutual funds and $10.7 million held in 34 mutual funds at June 30, 2014, and December 31, 2013, respectively.

The Company had $12.0 million invested in a highly rated corporate debt security at June 30, 2014, which matured on July 15, 2014. During the three and six months ended June 30, 2014, seven debt securities with a principal value of $78.0 million and eight debt securities with a principal value of $88.0 million matured, respectively.

The following is a summary of available-for-sale securities at June 30, 2014, and December 31, 2013 (in millions):

	June 30, 2014
				Foreign
		Gross unrealized investment		currency	Estimated	Carrying
	Cost	gains	losses	translation	fair value	value
Available-for-sale securities:
Seeded investment products	$35.4	$8.6	$(0.1)	$1.3	$45.2	$45.2
Debt securities	12.0	—	—	—	12.0	12.0
Total available-for-sale securities	$47.4	$8.6	$(0.1)	$1.3	$57.2	$57.2

	December 31, 2013
				Foreign
		Gross unrealized investment		currency	Estimated	Carrying
	Cost	gains	losses	translation	fair value	value
Available-for-sale securities:
Seeded investment products	$9.9	$0.9	$—	$(0.1)	$10.7	$10.7
Debt securities	101.6	—	(0.1)	—	101.5	101.5
Total available-for-sale securities	$111.5	$0.9	$(0.1)	$(0.1)	$112.2	$112.2

The Company reviewed the gross unrealized losses on available-for-sale securities and determined that the losses were not other-than-temporary. No other-than-temporary impairment charges were recognized in the six months ended June 30, 2014 or 2013.

Realized gains and losses related to the disposition of seeded investment products classified as available-for-sale securities were recognized within investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income. The following is a summary of realized gains and losses upon disposition of seeded investment products classified as available-for-sale securities for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Realized gains	$0.2	$—	$0.2	$0.8
Realized losses	—	—	(0.1)	(0.6)
Net realized gains	$0.2	$—	$0.1	$0.2

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of certain seed investments. Fluctuations in equity markets, debt markets and foreign currency markets are hedged by using index swaps, index futures and foreign currency forward contracts.

JCG was party to the following derivative instruments as of June 30, 2014, and December 31, 2013:

	June 30, 2014		December 31, 2013
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Index swaps	5	$109.2	6	$184.3
Index futures	7	$91.2	6	$66.6
Foreign currency forward contracts	4	$32.2	6	$93.6

The above derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the index swaps and index futures are recognized in investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income while changes in the fair value of the foreign currency forward contracts are recognized in other income (expense), net on JCG’s Condensed Consolidated Statements of Comprehensive Income.

Index swaps are subject to a master netting arrangement. The values of the individual index swap contracts, including any associated cash collateral, are combined and are included on a net basis in other current assets on JCG’s Condensed Consolidated Balance Sheets. Index futures are also subject to a master netting arrangement and are presented in the same manner as the index swaps. Foreign currency forward contracts are not subject to a master netting arrangement, and as such, fair values of individual contracts are not netted and are included separately within either other current assets or other accrued liabilities on JCG’s Condensed Consolidated Balance Sheets.

The Company pledged $2.3 million and $4.8 million in cash collateral with the counterparty of the index futures as of June 30, 2014, and December 31, 2013, respectively. The cash collateral is included in other current assets on JCG’s Condensed Consolidated Balance Sheets.

The following tables illustrate the effect of offsetting derivative instruments on JCG’s Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013 (in millions):

	June 30, 2014
	Gross amounts	Gross amounts offset	Net amounts
Assets
Index futures	$0.1	$(0.1)	$—

Liabilities
Index futures	$0.2	$(0.1)	$0.1
Foreign currency forward contracts	0.3	—	0.3
Total	$0.5	$(0.1)	$0.4

	December 31, 2013
	Gross amounts	Gross amounts offset	Net amounts
Assets
Index swaps	$0.1	$(0.1)	$—
Index futures	0.9	(0.4)	0.5
Total	$1.0	$(0.5)	$0.5

Liabilities
Index swaps	$1.5	$(1.5)	$—
Index futures	0.4	(0.4)	—
Foreign currency forward contracts	1.5	—	1.5
Total	$3.4	$(1.9)	$1.5

JCG recognized the following net gains (losses) on hedged seed investments and net losses on associated index futures and index swaps for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Hedged seed investments classified as trading securities	$6.0	$(1.3)	$6.5	$3.2
Hedged seed investments classified as available-for-sale securities	1.5	—	3.2	—
Total hedged seed investments	7.5	(1.3)	9.7	3.2
Index futures	(2.8)	(1.4)	(4.4)	(8.2)
Index swaps	(5.0)	—	(4.8)	—
Total	$(0.3)	$(2.7)	$0.5	$(5.0)

JCG recognized the following net gains (losses) on hedged seed investments denominated in a foreign currency and net gains (losses) on associated foreign currency forward contracts for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net (losses) gains in net income related to:
Foreign currency translation	$(0.4)	$1.7	$(1.0)	$(0.7)
Foreign currency forward contracts	0.1	(1.0)	0.8	0.8
Total	$(0.3)	$0.7	$(0.2)	$0.1

Investment Gains (Losses), Net

Investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income included the following for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Seeded investment products	$7.7	$(4.8)	$7.9	$0.6
Noncontrolling interests in seeded investment products	0.2	(0.2)	0.4	0.1
Investments in advised mutual funds	0.3	0.3	—	4.8
Index swaps and index futures	(7.8)	(1.4)	(9.2)	(8.2)
Economic hedge for deferred compensation plans	0.5	0.2	0.7	1.2
Other	—	(0.2)	—	—
Investment gains (losses), net	$0.9	$(6.1)	$(0.2)	$(1.5)

Purchases, Sales and Maturities

Cash flows related to investment securities for the three and six months ended June 30, 2014 and 2013, are summarized as follows (in millions):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Purchases	Sales / Maturities	Purchases	Sales / Maturities	Purchases	Sales / Maturities	Purchases	Sales / Maturities
Trading securities	$(18.0)	$19.8	$(13.3)	$10.3	$(32.1)	$116.2	$(111.4)	$60.3
Available-for-sale securities	(0.1)	80.7	(0.2)	1.2	(0.2)	97.9	(0.3)	10.1
Derivative instruments:
Seed capital economic hedge	(8.6)	1.2	(15.8)	14.2	(17.5)	7.9	(34.7)	23.5
Total cash flows	$(26.7)	$101.7	$(29.3)	$25.7	$(49.8)	$222.0	$(146.4)	$93.9

Note 3 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests measured or disclosed at fair value on a recurring basis as of June 30, 2014 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$—	$292.8	$—	$292.8

Index futures	—	0.1	—	0.1

Trading securities:
Seeded investment products	151.8	92.5	—	244.3
Investments in advised mutual funds	4.4	—	—	4.4
Investments related to deferred compensation plans	12.4	—	—	12.4

Available-for-sale securities:
Seeded investment products	45.2	—	—	45.2
Debt securities	—	12.0	—	12.0
Total investment securities	213.8	104.5	—	318.3
Total assets	$213.8	$397.4	$—	$611.2

Liabilities:
Current portion of long-term debt	$—	$60.6	$—	$60.6
Long-term debt	—	541.7	—	541.7
Index futures	—	0.2	—	0.2
Foreign currency forward contracts	—	0.3	—	0.3
Total liabilities	$—	$602.8	$—	$602.8

Redeemable noncontrolling interests	$—	$—	$4.6	$4.6

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

Transfers are recognized at the end of each reporting period. Transfers from Level 1 and Level 2 classifications for the six months ended June 30, 2014 and 2013, are summarized as follows (in millions):

	June 30,
	2014	2013
Transfers from Level 1 to Level 2	$—	$—
Transfers from Level 2 to Level 1	$—	$16.0

JCG’s Level 3 recurring fair value measurements represent redeemable noncontrolling interests in INTECH Investment Management LLC (“INTECH”) as of June 30, 2014.

Redeemable noncontrolling interests in INTECH are measured at fair value on a quarterly basis, or more frequently if events or circumstances indicate that a material change in the fair value of INTECH has occurred. The fair value of INTECH is determined using a relative value methodology that incorporates observable metrics from publicly traded peer companies as valuation comparables, and adjustments related to investment performance and changes in assets under management. The relative value analysis is prepared internally within JCG’s finance organization by personnel with appropriate valuation experience and credentials. In preparing the analysis, JCG benchmarks valuation metrics such as multiples of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) against current market observables and recent market transactions of a similar size and nature to ensure that the estimates are reasonable. The analysis is reviewed by senior JCG finance personnel and JCG’s Chief Financial Officer. The analysis is also reviewed by the holders of the noncontrolling interests in INTECH. If the valuation is agreed to by both JCG and the holders of noncontrolling interests, JCG utilizes the analysis to value the redeemable noncontrolling interests.

Significant inputs related to the relative value analysis include INTECH’s trailing twelve month operating results, performance fees, investment performance, and trends in assets under management. In addition to these, market trading comparables from a relevant publicly traded peer set are included to complete the relative valuation process. Publicly available comparables utilized for the second quarter 2014 valuation analysis ranged from approximately 8.0x to 12.0x EBITDA. Significant increases or decreases in historical INTECH operating results would result in a significantly higher or lower fair value measurement, respectively. Additionally, a significant increase or decrease in market trading comparables would result in a significantly higher or lower fair value measurement, respectively. Generally, any period-over-period change in INTECH performance or level of assets under management in isolation is accompanied by a directionally similar change in the fair value measurement, all else being equal.

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

The changes in fair value of JCG’s redeemable noncontrolling interests, which are classified as recurring Level 3 fair value measurements, for the three and six months ended June 30, 2014 and 2013, are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning of period fair value	$4.8	$41.5	$7.3	$42.9
Distributions	(0.4)	(1.8)	(0.5)	(4.2)
Current earnings	0.2	1.0	0.3	2.1
Purchase of redeemable noncontrolling interests	—	—	(0.6)	—
Vesting of noncontrolling interests	—	—	—	1.2
Change in fair value	—	(0.4)	(1.9)	(1.7)
End of period fair value	$4.6	$40.3	$4.6	$40.3

Note 4 — Debt

Debt at June 30, 2014, and December 31, 2013, consisted of the following (in millions):

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	value	value	value	value
3.250% Convertible Senior Notes due 2014	$59.9	$60.6	$58.0	$61.8
6.700% Senior Notes due 2017	344.4	389.5	344.4	383.7
0.750% Convertible Senior Notes due 2018	104.7	152.2	103.3	148.8
6.119% Senior Notes due 2014	—	—	38.9	39.5
Total debt	509.0	602.3	544.6	633.8
Less: Current maturities	(59.9)	(60.6)	(96.9)	(101.3)
Total long-term debt	$449.1	$541.7	$447.7	$532.5

Fair Value of Debt

The fair value of debt was determined using broker quotes and recent trading activity for each of the notes listed above, which are considered Level 2 inputs.

6.119% Senior Notes due 2014

On April 15, 2014, the 6.119% Senior Notes due 2014 matured and JCG paid the principal balance of $38.9 million with cash on hand.

3.250% Convertible Senior Notes due 2014

On July 15, 2014, the 3.250% Convertible Senior Notes due 2014 (“2014 Convertible Notes”) matured and JCG paid the principal balance of $60.0 million with cash on hand.

0.750% Convertible Senior Notes due 2018

The initial conversion rate of the 0.750% Convertible Senior Notes due 2018 (“2018 Convertible Notes”) was 92.06 shares of JCG common stock per $1,000 principal amount of the 2018 Convertible Notes, which is equivalent to an initial conversion price of approximately $10.86 per share of common stock. The initial conversion rate was most recently adjusted during the second quarter 2014 when JCG paid a quarterly cash dividend of $0.08 per share, which was greater than the quarterly dividend of $0.07 per share at the time of issuance. As a result of the quarterly cash dividend paid on May 23, 2014, the conversion rate changed to 92.14 shares of JCG common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to a conversion price of approximately $10.85 per share of common stock.

Convertible Note Hedge and Warrants

In connection with the 2018 Convertible Notes issuance in June 2013, JCG entered into convertible note hedge and warrant transactions which, in combination, are intended to reduce the potential for future dilution to existing shareholders by effectively increasing the conversion price of the 2018 Convertible Notes to JCG from $10.86 to $12.60 per share of common stock.

The initial $10.86 and $12.60 per share of common stock exercise prices of the call options and warrants, respectively, were adjusted during the second quarter 2014 when JCG paid a quarterly cash dividend of $0.08 per share. As a result of the quarterly cash dividend paid on May 23, 2014, which was greater than the quarterly dividend of $0.07 per share at the time of issuance, the exercise price of the call options changed to $10.85 per share of common stock and the exercise price of the warrants changed to $12.59 per share of common stock.

Interest Rate Adjustment Covenant

The 6.700% Senior Notes due 2017 are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investor Services Inc. (“Moody’s”) from Baa3 or by Standard and Poor’s Rating Service (“S&P”) from BBB-, up to a maximum increase of 200 basis points. If the interest rate has been adjusted upward as a result of either Moody’s or S&P decreasing its rating, then for each level of a subsequent rating increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 (or higher) by Moody’s and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. On March 18, 2014, S&P reaffirmed JCG’s credit rating of BBB-, with a negative outlook and Moody’s reaffirmed JCG’s credit rating of Baa3, with a stable outlook.

Credit Facility

At June 30, 2014, JCG had a $200 million, unsecured, revolving credit facility (“the Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the London Interbank Offered Rate plus a spread, which is based on JCG’s credit rating. JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG’s credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At June 30, 2014, JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at June 30, 2014, or during the six months ended June 30, 2014. The Credit Facility has a maturity date of November 23, 2018.

Capital Lease Obligations

JCG’s capital lease obligations relate to leased computer equipment. The carrying values of the capital lease obligations totaled $1.4 million and $1.8 million at June 30, 2014, and December 31, 2013, respectively, and are included in other accrued liabilities and other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets. The related lease terms extend through 2017.

Note 5 — Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2014 and 2013, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Effective tax rate	41.6%	39.8%	43.4%	40.2%

The Company’s effective tax rate for the three- and six-month periods ending June 30, 2014 increased by 1.8% and 3.2%, respectively, due largely to the reversal of unrealized deferred tax assets upon the expiration and vesting of certain equity-based compensation awards and changes in tax reserves and ownership in noncontrolling interests.

As of June 30, 2014, JCG had $5.6 million of accrued reserves for income tax contingencies. JCG accrued additional reserves for income tax contingencies in the amount of $0.2 million during the second quarter 2014, creating a net tax expense of $0.1 million. JCG also decreased its income tax contingency reserves by $0.4 million during the second quarter 2014, creating a net tax benefit of $0.3 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $1.3 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities and other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets.

Note 6 — Noncontrolling Interests

Noncontrolling interests in net income consist of the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Nonredeemable noncontrolling interests in subsidiaries	$0.2	$0.2	$0.5	$0.5
Nonredeemable noncontrolling interests in consolidated seeded investment products	0.2	(0.2)	0.4	0.1
Redeemable noncontrolling interests in subsidiaries	0.2	1.0	0.3	2.1
Total noncontrolling interests in net income	$0.6	$1.0	$1.2	$2.7

Nonredeemable Noncontrolling Interests

At June 30, 2014, noncontrolling interests that are not subject to redemption rights included employee ownership interests in INTECH and third-party investors’ ownership in consolidated seeded investment products.

Nonredeemable noncontrolling interests as of June 30, 2014, and December 31, 2013, are summarized as follows (in millions):

	June 30, 2014	December 31, 2013
Nonredeemable noncontrolling interests in consolidated seeded investment products	$14.4	$8.8
Nonredeemable noncontrolling interests in subsidiaries	5.0	4.9
Total nonredeemable noncontrolling interests	$19.4	$13.7

Changes in noncontrolling interests in consolidated seeded investment products were driven by changes in the market value of the underlying seeded investment products and changes in ownership of the underlying seeded investment products.

The following table presents a rollforward of noncontrolling interests in consolidated seeded investment products (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning of period balance	$11.2	$13.3	$8.8	$12.4
Changes in market value	0.2	(0.2)	0.4	0.1
Changes in ownership	3.0	13.0	5.2	13.6
End of period balance	$14.4	$26.1	$14.4	$26.1

Redeemable Noncontrolling Interests

As of June 30, 2014, and December 31, 2013, redeemable noncontrolling interests are summarized as follows (in millions):

	June 30, 2014	December 31, 2013
Redeemable noncontrolling interests in subsidiaries	$5.2	$5.9
Undistributed earnings	(0.6)	1.4
Total redeemable noncontrolling interests	$4.6	$7.3

INTECH

INTECH ownership interests held by a founding member had an estimated fair value of $5.2 million and $5.3 million as of June 30, 2014, and December 31, 2013, respectively, representing approximately 1.0% aggregate ownership of INTECH for both periods. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interests of INTECH at fair value.

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

Note 7 — Long-Term Incentive Compensation

JCG generally grants annual long-term incentive awards in February of each year. JCG granted $54.7 million in long-term incentive awards during the six months ended June 30, 2014, which generally vest and will be recognized ratably over a four-year period. The 2014 awards consisted of $32.0 million of restricted stock (2.9 million shares at a weighted-average price of $10.92 per share) and $22.7 million of mutual fund share awards.

JCG records compensation expense associated with long-term incentive awards based on the amount of awards expected to vest at the end of the stated service period, comprising the total value of the awards less an estimate for forfeitures.

During the three and six months ended June 30, 2014, JCG recognized $1.9 million and $2.4 million of long-term incentive compensation expense related to mark-to-market adjustments of mutual fund share awards and deferred compensation plans, and $0.4 million and $3.3 million during the same periods in 2013, respectively.

Note 8 — Other Income (Expense), Net

The components of other income (expense), net are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Dividend income	$0.5	$0.3	$0.9	$0.7
Interest income	0.1	0.2	0.3	0.3
Foreign currency losses, net	(0.2)	(1.3)	(0.2)	(0.1)
Other, net	—	—	—	0.1
Total other income (expense), net	$0.4	$(0.8)	$1.0	$1.0

Note 9 — Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2014 and 2013, are as follows (in millions):

	Three months ended June 30,
	2014			2013
	Unrealized gains			Unrealized gains
	(losses) on	Foreign		(losses) on	Foreign
	available-for-sale	currency		available-for-sale	currency
	securities	losses	Total	securities	losses	Total
Beginning balance	$2.2	$(2.3)	$(0.1)	$1.8	$(2.3)	$(0.5)
Other comprehensive income (loss) before reclassifications	1.1	—	1.1	(0.6)	—	(0.6)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Investment gains (losses), net	(0.3)	—	(0.3)	(0.1)	—	(0.1)
Net current period other comprehensive income (loss)	0.8	—	0.8	(0.7)	—	(0.7)
Ending balance	$3.0	$(2.3)	$0.7	$1.1	$(2.3)	$(1.2)

	Six months ended June 30,
	2014			2013
	Unrealized gains			Unrealized gains
	(losses) on	Foreign		(losses) on	Foreign
	available-for-sale	currency		available-for-sale	currency
	securities	losses	Total	securities	losses	Total
Beginning balance	$1.2	$(2.3)	$(1.1)	$1.4	$(0.8)	$0.6
Other comprehensive income (loss) before reclassifications	2.3	—	2.3	(0.1)	—	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Investment gains (losses), net	(0.5)	—	(0.5)	(0.2)	—	(0.2)
Other income (expense), net	—	—	—	—	(1.5)	(1.5)
Net current period other comprehensive income (loss)	1.8	—	1.8	(0.3)	(1.5)	(1.8)
Ending balance	$3.0	$(2.3)	$0.7	$1.1	$(2.3)	$(1.2)

Note 10 — Earnings Per Share

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2014 and 2013 (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income attributable to JCG	$36.3	$15.8	$66.8	$43.8
Less: Allocation of earnings to participating restricted stock awards	1.2	—	2.2	—
Net income attributable to JCG common shareholders	$35.1	$15.8	$64.6	$43.8

Basic earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	183.4	185.0	183.9	184.9

Basic earnings per share	$0.19	$0.09	$0.35	$0.24

Diluted earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	183.4	185.0	183.9	184.9
Incremental common shares	1.1	1.2	0.9	1.1
Weighted-average diluted common shares outstanding	184.5	186.2	184.8	186.0

Diluted earnings per share	$0.19	$0.08	$0.35	$0.24

Dividends paid per share	$0.08	$0.07	$0.15	$0.07

Incremental common shares include the dilutive effect of stock options, unvested nonparticipating restricted stock awards, the 2018 Convertible Notes and price-vesting units using the two-class method of calculating earnings per share.

The following stock options, unvested nonparticipating restricted stock and price-vesting units, are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Employee stock options	3.4	7.7	3.4	7.7
Other stock options	—	14.0	—	14.0
Unvested nonparticipating restricted stock and price-vesting units	0.1	3.3	0.1	3.3

All shares held in the JCG Employee Stock Ownership Plan are treated as outstanding for purposes of computing basic earnings per share. The computation of diluted earnings per share does not include the impact of the 2014 Convertible Notes because the effect would be anti-dilutive as the conversion criteria have not been satisfied.

Note 11 — Litigation and Other Regulatory Matters

JCG is periodically involved in various legal proceedings and other regulatory matters. At June 30, 2014, JCG had a $0.2 million litigation accrual for all pending litigation matters. Possible losses in addition to this amount cannot be currently estimated, and as such, no additional accruals have been made. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JCG’s consolidated financial condition.

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

Second Quarter 2014 Summary

Average assets under management for the second quarter 2014 of $174.4 billion increased $1.4 billion, or 0.8%, over the first quarter 2014 as a result of favorable market conditions, partially offset by long-term net outflows. Second quarter 2014 operating expenses of $160.5 million decreased $2.8 million, or 1.7%, from first quarter 2014, primarily due to lower compensation expenses. The Company achieved an operating margin of 30.6% and net income of $0.19 per diluted share in the second quarter 2014.

Investment Performance of Assets Under Management

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

The following table is a summary of investment performance as of June 30, 2014:

	Percentage of mutual fund assets
	outperforming majority of Morningstar peers (1)
	1-Year	3-Year	5-Year

Complex-wide mutual fund assets	67%	63%	36%
Fundamental equity mutual fund assets	63%	57%	29%
Fixed income mutual fund assets	100%	100%	77%

	Percentage of relative return strategies outperforming respective benchmarks (2)
	1-Year	3-Year	5-Year
Mathematical equity strategies	55%	43%	69%

Percentage of complex-wide mutual funds
with 4- or 5-star overall Morningstar ratingTM
Complex-wide mutual funds	51%

(1) References Morningstar relative performance on an asset-weighted basis.

(2) References performance of relative return strategies, net of fees.

Assets Under Management

Assets Under Management and Flows

Total Company assets under management of $177.7 billion at June 30, 2014, increased $17.1 billion, or 10.6%, from June 30, 2013, as a result of net market appreciation of $32.5 billion, offset by long-term net outflows of $15.4 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets.

The following tables present the components of JCG’s assets under management for the three and six months ended June 30, 2014 and 2013 (in billions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning of period assets	$174.1	$163.8	$173.9	$156.8
Long-term sales (1)
Fundamental equity	3.2	4.1	7.8	9.4
Fixed income	2.5	3.0	5.3	6.5
Mathematical equity	1.4	0.8	3.0	1.6
Long-term redemptions (1)
Fundamental equity	(6.2)	(8.4)	(13.1)	(15.5)
Fixed income	(2.2)	(2.9)	(4.0)	(6.1)
Mathematical equity	(2.0)	(2.0)	(3.8)	(5.2)
Long-term net flows (1)
Fundamental equity	(3.0)	(4.3)	(5.3)	(6.1)
Fixed income	0.3	0.1	1.3	0.4
Mathematical equity	(0.6)	(1.2)	(0.8)	(3.6)
Total long-term net flows	(3.3)	(5.4)	(4.8)	(9.3)
Net money market flows	—	—	—	(0.1)
Market/fund performance	6.9	2.2	8.6	13.2
End of period assets	$177.7	$160.6	$177.7	$160.6

(1)   Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Average assets under management:
Fundamental equity	$93.2	$92.9	$94.0	$92.5
Fixed income	30.8	27.6	30.1	27.3
Mathematical equity	49.0	42.3	48.2	41.8
Money market	1.4	1.4	1.4	1.4
Total	$174.4	$164.2	$173.7	$163.0

Assets and Flows by Investment Discipline

JCG, through its subsidiaries, offers investment products based on a diversified set of investment disciplines. Janus offers growth and core equity, global and international equity as well as balanced, fixed income and retail money market investment products. INTECH offers mathematical-based investment products, and Perkins offers value-disciplined investment products. Assets and flows by investment discipline are as follows (in billions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Growth/Core (1)
Beginning of period assets	$60.2	$57.8	$60.8	$53.8
Sales	1.9	2.5	4.5	6.0
Redemptions	(3.2)	(4.6)	(6.4)	(8.0)
Net redemptions	(1.3)	(2.1)	(1.9)	(2.0)
Market/fund performance	2.5	1.4	2.5	5.3
End of period assets	$61.4	$57.1	$61.4	$57.1

Global/International
Beginning of period assets	$19.4	$17.9	$19.3	$17.9
Sales	0.8	0.5	2.2	1.4
Redemptions	(1.2)	(1.6)	(2.5)	(3.2)
Net redemptions	(0.4)	(1.1)	(0.3)	(1.8)
Market/fund performance	1.0	—	1.0	0.7
End of period assets	$20.0	$16.8	$20.0	$16.8

Mathematical Equity
Beginning of period assets	$48.2	$41.7	$47.6	$40.2
Sales	1.4	0.8	3.0	1.6
Redemptions	(2.0)	(2.0)	(3.8)	(5.2)
Net redemptions	(0.6)	(1.2)	(0.8)	(3.6)
Market/fund performance	2.2	0.8	3.0	4.7
End of period assets	$49.8	$41.3	$49.8	$41.3

Fixed Income (1)
Beginning of period assets	$30.5	$27.4	$28.9	$26.4
Sales	2.5	3.0	5.3	6.5
Redemptions	(2.2)	(2.9)	(4.0)	(6.1)
Net sales	0.3	0.1	1.3	0.4
Market/fund performance	0.6	(0.2)	1.2	0.5
End of period assets	$31.4	$27.3	$31.4	$27.3

Value
Beginning of period assets	$14.4	$17.6	$15.9	$17.0
Sales	0.5	1.1	1.1	2.0
Redemptions	(1.8)	(2.2)	(4.2)	(4.3)
Net redemptions	(1.3)	(1.1)	(3.1)	(2.3)
Market/fund performance	0.6	0.2	0.9	2.0
End of period assets	$13.7	$16.7	$13.7	$16.7

Money Market
Beginning of period assets	$1.4	$1.4	$1.4	$1.5
Sales	0.2	0.2	0.4	0.4
Redemptions	(0.2)	(0.2)	(0.4)	(0.5)
Net redemptions	—	—	—	(0.1)
Market/fund performance	—	—	—	—
End of period assets	$1.4	$1.4	$1.4	$1.4

(1)   Growth/core and fixed income assets reflect a 50%/50% split of the Janus Balanced Fund between the two categories.

Valuation

The fair value of assets under management is derived from the cash and investment securities underlying JCG’s investment products. Investment security values are determined using unadjusted or adjusted quoted market prices and independent third-party price quotes in active markets. JCG uses adjusted market prices to value certain international equity securities in its domestic and non-domestic mutual funds to adjust for stale pricing that may occur between the close of certain foreign exchanges and the New York Stock Exchange (“NYSE”). Security prices are adjusted based upon historical impacts for similar post-close activity. For fixed income securities with maturities of 60 days or less, the amortized cost method is used to determine the value. Securities for which market prices are not readily available or are considered unreliable are internally valued using appropriate methodologies for each security type or by engaging third-party specialists. The fair value of the vast majority of the equity securities underlying JCG’s investment products is derived from readily available and reliable market price quotations while the fair value of a majority of the fixed income securities is derived from evaluated pricing from independent third-party providers.

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

JCG performs a number of procedures to validate the pricing received from third-party providers. For actively traded equity securities, prices are received daily from both a primary and secondary vendor. For fixed income securities, prices are received daily from a primary vendor and weekly from a secondary vendor. Prices from the primary and secondary vendors are compared to identify any discrepancies. In the event of a discrepancy, a price challenge may be issued to both vendors. Securities with significant price changes require additional research, which may include a review of all news pertaining to the issue and issuer and any corporate actions. All fixed income prices are reviewed by JCG’s fixed income trading desk to incorporate market activity information available to JCG’s traders. In the event the traders have received price indications from market makers for a particular issue, this information is transmitted to the pricing vendors.

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

Results of Operations

Three Months Ended June 30, 2014, Compared with Three Months Ended June 30, 2013

Revenues

Investment Management Fees

Investment management fees increased $7.7 million, or 3.8%, primarily as a result of the 6.2% increase in average assets under management driven by market appreciation. Revenue increased at a lower rate than average assets primarily due to a product mix shift toward lower yielding products and channels.

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. Negative performance fees were driven by underperformance of certain mutual funds against their respective benchmarks. Negative performance fee revenue improved $4.9 million, or 22.1%, primarily as a result of improved investment performance and the roll-off of historical underperformance of certain mutual funds against their respective benchmarks. A summary of mutual fund and separate account assets subject to performance fees as of June 30, 2014 and 2013, is as follows (in billions):

	June 30,
	2014	2013
Mutual fund assets	$51.7	$52.8
Separate account assets	$15.9	$11.0

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits increased $3.4 million, or 4.6%, principally due to higher incentive compensation as a result of higher operating income. The company-wide incentive compensation plan is designed to link variable compensation to operating income.

Long-Term Incentive Compensation

Long-term incentive compensation decreased $1.2 million, or 8.8%, primarily due to a decrease of $4.5 million in Perkins senior profits interests awards expense and a decrease of $3.0 million from the vesting of awards granted in previous years. These decreases were partially offset by an increase of $5.0 million of expense from new awards granted during 2014 and an increase of $1.4 million due to higher mark-to-market adjustments for changes in fair value of mutual fund share awards and investments related to deferred compensation plans. Long-term incentive awards granted during 2014 totaled $54.7 million and will generally be recognized ratably over a four-year period. The Perkins senior profits interests awards receive 5% of Perkins’ annual taxable income and have a terminal value based on Perkins revenue and relative investment performance of products managed by Perkins. Long-term incentive compensation for the year ended December 31, 2014, is currently expected to be approximately $55 million.

Non-Operating Income and Expenses

Interest Expense

Interest expense declined $2.1 million, or 19.1%, primarily as a result of the June 2013 exchange of $110.0 million aggregate principal amount of JCG’s existing, 3.250% Convertible Senior Notes due 2014 (“2014 Convertible Notes”) for $116.6 million aggregate principal amount of newly-issued, 0.750% Convertible Senior Notes due 2018 (“2018 Convertible Notes”) and the repayment of the 6.119% Senior Notes due 2014 (“2014 Senior Notes”) that matured on April 15, 2014.

Investment Gains (Losses), Net

The components of investment gains (losses), net for the three months ended June 30, 2014 and 2013, are as follows (in millions):

	Three months ended
	June 30,
	2014	2013
Seeded investment products	$7.7	$(4.8)
Noncontrolling interests in seeded investment products	0.2	(0.2)
Investments in advised mutual funds	0.3	0.3
Index swaps and index futures	(7.8)	(1.4)
Economic hedge for deferred compensation plans	0.5	0.2
Other	—	(0.2)
Investment gains (losses), net	$0.9	$(6.1)

Investment gains (losses), net increased $7.0 million primarily due to the mark-to-market of seed capital trading securities and the associated performance of the seed capital hedge derivative instruments.

Income Tax Provision

JCG’s effective tax rate was 41.6% and 39.8% for the three months ended June 30, 2014 and 2013, respectively. The effective tax rate and JCG’s income tax provision for the same periods included $3.1 million and $1.5 million, respectively, related to the reversal of unrealized deferred tax assets upon the expiration and vesting of certain equity-based compensation awards.

Noncontrolling Interests

Noncontrolling interests in net income decreased from $1.0 million in the second quarter 2013 to $0.6 million in the second quarter 2014 primarily due to the purchase of noncontrolling ownership units in Perkins on March 14, 2014.

Six Months Ended June 30, 2014, Compared with Six Months Ended June 30, 2013

Revenues

Investment Management Fees

Investment management fees increased $17.7 million, or 4.4%, primarily as a result of the 6.6% increase in average assets under management driven by market appreciation. Revenue increased at a lower rate than average assets primarily due to a product mix shift toward lower yielding products and channels.

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits increased $9.6 million, or 6.5%, principally due to higher incentive compensation as a result of higher operating income. The company-wide incentive compensation plan is designed to link variable compensation to operating income.

Long-Term Incentive Compensation

Long-term incentive compensation decreased $5.0 million, or 16.9%, primarily due to a decrease of $6.9 million from the vesting of awards granted in previous years, a decrease of $6.6 million in Perkins senior profits interests awards expense, a decrease of $1.2 million related to forfeiture rate estimate adjustments and a decrease of

$0.9 million due to lower mark-to-market adjustments for changes in fair value of mutual fund share awards and investments related to deferred compensation plans. These decreases were partially offset by an increase of $10.6 million of expense from new awards granted primarily during 2014.

Non-Operating Income and Expenses

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense declined $3.9 million, or 17.6%, primarily as a result of the June 2013 exchange of $110.0 million aggregate principal amount of JCG’s existing, 2014 Convertible Notes for $116.6 million aggregate principal amount of newly-issued, 2018 Convertible Notes. During the six months ended June 30, 2013, JCG recognized a loss of $12.6 million related to the exchange of notes.

Investment Gains (Losses), Net

The components of investment gains (losses), net for the six months ended June 30, 2014 and 2013, are as follows (in millions):

	Six months ended
	June 30,
	2014	2013
Seeded investment products	$7.9	$0.6
Noncontrolling interests in seeded investment products	0.4	0.1
Investments in advised mutual funds	—	4.8
Index swaps and index futures	(9.2)	(8.2)
Economic hedge for deferred compensation plans	0.7	1.2
Investment gains (losses), net	$(0.2)	$(1.5)

Investment gains (losses), net increased $1.3 million primarily due to the mark-to-market of seed capital trading securities and the associated performance of the seed capital hedge derivative instruments.

Income Tax Provision

JCG’s effective tax rate was 43.4% and 40.2% for the six months ended June 30, 2014 and 2013, respectively. The effective tax rate and JCG’s income tax provision for the same periods included $7.9 million and $4.0 million, respectively, related to the reversal of unrealized deferred tax assets upon the expiration and vesting of certain equity-based compensation awards.

Noncontrolling Interests

Noncontrolling interests in net income decreased from $2.7 million for the six months ended June 30, 2013, to $1.2 million for the six months ended June 30, 2014, primarily due to the purchase of noncontrolling ownership units in Perkins.

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Liquidity and Capital Resources

The following table summarizes key balance sheet data relating to JCG’s liquidity and capital resources as of June 30, 2014, and December 31, 2013 (in millions):

	June 30,	December 31,
	2014	2013
Cash and cash equivalents:
Cash and cash equivalents held domestically	$366.7	$266.1
Cash and cash equivalents held outside the United States (1)	71.5	78.4
Total cash and cash equivalents	$438.2	$344.5

Accounts receivable	$120.1	$108.8

Investment securities:
Seeded investment products	$275.1	$314.8
Noncontrolling interests (2)	14.4	8.8
Debt securities (3)	12.0	101.5
Investments in advised mutual funds and the economic hedging of deferred compensation plans	16.8	60.4
Total investment securities	$318.3	$485.5

Long-term debt (including current portion)	$509.0	$544.6

(1)        As of June 30, 2014, and December 31, 2013, cash held outside of the United States may not be entirely available for general corporate purposes due to approximately $26 million and $24 million of capital requirements associated with foreign subsidiaries of JCG, respectively.

(2)        The noncontrolling interests balance is associated with seeded investment products.

(3)        As of June 30, 2014, a single debt security investment remained outstanding and matured on July 15, 2014.

Cash and cash equivalents consist primarily of cash on hand and short-term investments with an initial maturity of three months or less when purchased, including investments in money market funds. JCG believes that existing cash and cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, dividend payments, income tax payments, common share repurchases, and interest and principal payments on outstanding debt. JCG may use available cash for general corporate purposes and acquisitions. In addition, JCG may repurchase its outstanding debt securities in open market transactions, privately negotiated transactions, exchanges, tender offers or otherwise. Any repurchase of outstanding debt securities and common stock will depend on prevailing market conditions, JCG’s liquidity requirements, contractual and legal restrictions, and other factors.

The current portion of long-term debt was $59.9 million and $96.9 million as of June 30, 2014, and December 31, 2013, respectively. The June 30, 2014, balance represents the principal balance related to the 2014 Convertible Notes which was paid with cash on hand on July 15, 2014.

Common Stock Repurchase Program

As part of its capital and liquidity management, JCG maintains a share repurchase program to offset dilution resulting from stock-based compensation and to return capital to shareholders. Share repurchases during the three and six months ended June 30, 2014, are as follows:

	Three months ended June 30,	Six months ended June 30,
	2014	2014
Total cost	$ 25.4 million	$ 36.7 million
Shares repurchased	2,150,694	3,183,593
Average price per share	$ 11.81	$ 11.54

As of June 30, 2014, $436.0 million is available for stock repurchases under the current authorization.

Long-Term Liquidity and Capital Resources

Expected long-term commitments at June 30, 2014, include principal and interest payments related to the 6.700% Senior Notes due 2017 and the 2018 Convertible Notes, capital and operating lease payments, redeemable noncontrolling interests and Perkins senior profits interests awards. JCG expects to fund its long-term commitments over the next two years from existing cash and cash generated from operations. For commitments beyond two years, JCG anticipates using cash generated from operations, refinancing debt or accessing capital and credit markets as necessary.

Other Sources of Liquidity

At June 30, 2014, JCG had a $200 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the London Interbank Offered Rate plus a spread, which is based on JCG’s credit rating. JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG’s credit rating. The Credit Facility has a maturity date of November 23, 2018.

The Credit Facility contains financial covenants with respect to leverage and interest coverage. The financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At June 30, 2014, JCG’s financing leverage ratio was 1.99x and the interest coverage ratio was 8.31x. JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at June 30, 2014, or during the six months ended June 30, 2014.

Cash Flows

A summary of cash flow data for the six months ended June 30, 2014 and 2013, is as follows (in millions):

	Six months ended June 30,
	2014	2013
Cash flows provided by (used for):
Operating activities	$29.9	$53.7
Investing activities	167.1	(56.1)
Financing activities	(103.2)	(33.8)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.5)
Net change in cash and cash equivalents	93.7	(37.7)
Cash balance at beginning of period	344.5	387.0
Cash balance at end of period	$438.2	$349.3

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. Cash flows from operations in the first quarter of each year typically include the payment of annual bonuses for investment and non-investment personnel.

Investing Activities

Cash provided by (used for) investing activities for the six months ended June 30, 2014 and 2013, is as follows (in millions):

	Six months ended June 30,
	2014	2013
Purchase of property and equipment	$(5.1)	$(3.6)

Purchases of investments:
Seeding of investment products	(32.2)	(111.5)
Investments related to deferred compensation plans	(0.1)	(0.2)
Seed capital derivative instruments	(17.5)	(34.7)
Total purchases of investments	(49.8)	(146.4)

Sales of investments:
Seeded investment products	81.7	32.5
Investments related to deferred compensation plans	44.4	37.9
Debt securities	88.0	—
Seed capital derivative instruments	7.9	23.5
Total sales of investments	222.0	93.9
Cash provided by (used for) investing activities	$167.1	$(56.1)

During the first quarter 2013, seeding of investment products included a $73.7 million investment in a euro-denominated investment product. The euro-demoninated investment product was partially redeemed throughout the first and second quarters of 2014 and was fully redeemed in July 2014.

Financing Activities

Cash used for financing activities for the six months ended June 30, 2014, primarily represents $38.9 million for the repayment of the 2014 Senior Notes in the second quarter 2014, $36.7 million of repurchases of common stock and $28.6 million of dividends paid to shareholders.

Cash used for financing activities for the six months ended June 30, 2013, primarily represents $16.1 million for the purchase of a convertible note hedge, $13.3 million of dividends paid to shareholders and $12.6 million of repurchases of common stock, partially offset by $10.5 million of proceeds from the issuance of warrants.

Dividends

Dividends paid during the six months ended June 30, 2014, are summarized as follows:

Dividend	Date	Date
per share	declared	paid
$0.07	January 21	February 21
$0.08	April 17	May 23

On April 17, 2014, JCG’s Board of Directors approved an increase of $0.01 per share, or 14%, in the Company’s regular quarterly dividend. The approved quarterly rate of $0.08 per share represents an expected annualized dividend rate of $0.32 per share of common stock. On July 21, 2014, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share. The quarterly dividend will be paid on August 22, 2014, to shareholders of record at the close of business on August 8, 2014.

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

Item 4.     Controls and Procedures

As of June 30, 2014, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the U.S. Securities and Exchange Commission. Richard M. Weil, Chief Executive Officer, and Jennifer J. McPeek, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Ms. McPeek concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2014 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

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

During the first and second quarters of 2014, JCG repurchased 3,103,492 shares of its common stock at an average price of $11.56 per share and a total cost of $35.9 million as part of the share repurchase program. Any future repurchases of common stock will depend on prevailing market conditions, the Company’s liquidity requirements, contractual and legal restrictions, and other factors.

In addition to the share repurchase program, JCG repurchased 77,867 shares in February 2014 and 2,234 shares in April 2014 from employees as part of a share withholding program to satisfy the employees’ minimum statutory income tax liabilities attributable to the vesting of restricted stock.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (end of month)
January	—	n/a	—	$472 million
February	458,967	$10.92	381,100	$468 million
March	573,932	$11.02	573,932	$461 million
April	582,934	$11.33	580,700	$455 million
May	796,860	$11.75	796,860	$445 million
June	770,900	$12.22	770,900	$436 million
Total	3,183,593	$11.54	3,103,492

Item 6.   Exhibits

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: July 23, 2014

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