Form 10-Q
period 2014-09-30
JANUS CAPITAL GROUP INC
filed 2014-10-23
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes ☐  No  ☒

As of October 17, 2014, there were 185,995,017 shares of the Company’s common stock, $0.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	September 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$434.9	$344.5
Investment securities	341.2	485.5
Accounts receivable	116.2	108.8
Other current assets	51.4	52.0
Total current assets	943.7	990.8

Other assets:
Property and equipment, net	29.8	29.9
Intangible assets, net	1,222.7	1,230.1
Goodwill	488.2	488.2
Other non-current assets	7.6	8.3
Total assets	$2,692.0	$2,747.3

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$8.1	$4.1
Accrued compensation and benefits	113.6	122.7
Current portion of long-term debt	—	96.9
Other accrued liabilities	53.9	78.0
Total current liabilities	175.6	301.7

Other liabilities:
Long-term debt	449.8	447.7
Deferred income taxes, net	463.0	447.7
Other non-current liabilities	30.9	32.4
Total liabilities	1,119.3	1,229.5

Commitments and contingencies

Redeemable noncontrolling interests	4.8	7.3

Equity:
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 265,500,708 and 265,500,708 shares issued, respectively; 186,386,184 and 188,603,875 shares outstanding, respectively)	1.9	1.9
Retained earnings	1,523.3	1,496.0
Accumulated other comprehensive loss, net of tax	(1.1)	(1.1)
Total JCG shareholders’ equity	1,524.1	1,496.8
Noncontrolling interests	43.8	13.7
Total equity	1,567.9	1,510.5

Total liabilities and equity	$2,692.0	$2,747.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Investment management fees	$213.3	$204.0	$632.0	$605.0
Performance fees	(14.0)	(22.0)	(47.2)	(63.7)
Shareowner servicing fees and other	37.7	35.7	113.6	106.4
Total revenue	237.0	217.7	698.4	647.7

Operating expenses:
Employee compensation and benefits	82.2	73.3	240.5	222.0
Long-term incentive compensation	11.6	15.8	36.1	45.3
Marketing and advertising	4.1	4.6	13.6	14.3
Distribution	33.2	30.8	98.5	94.0
Depreciation and amortization	6.2	7.1	19.0	21.9
General, administrative and occupancy	28.1	27.1	81.5	78.1
Total operating expenses	165.4	158.7	489.2	475.6

Operating income	71.6	59.0	209.2	172.1

Interest expense	(7.6)	(9.5)	(25.9)	(31.7)
Investment gains, net	1.3	7.9	1.1	6.4
Other (expense) income, net	(1.1)	0.8	(0.1)	1.8
Loss on early extinguishment of debt	—	(0.9)	—	(13.5)
Income before taxes	64.2	57.3	184.3	135.1
Income tax provision	(23.6)	(21.7)	(75.7)	(53.0)
Net income	40.6	35.6	108.6	82.1
Noncontrolling interests	0.3	(3.0)	(0.9)	(5.7)
Net income attributable to JCG	$40.9	$32.6	$107.7	$76.4

Earnings per share attributable to JCG common shareholders:
Basic	$0.22	$0.18	$0.57	$0.41
Diluted	$0.22	$0.17	$0.57	$0.41

Other comprehensive loss, net of tax:
Net unrealized gain on available-for-sale securities	$—	$0.7	$2.3	$0.6
Reclassifications for items included in net income	(1.8)	(0.7)	(2.3)	(2.4)
Total other comprehensive loss, net of tax	(1.8)	—	—	(1.8)

Comprehensive income	38.8	35.6	108.6	80.3
Comprehensive loss (income) attributable to noncontrolling interests	0.3	(3.0)	(0.9)	(5.7)
Comprehensive income attributable to JCG	$39.1	$32.6	$107.7	$74.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended
	September 30,
	2014	2013
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$108.6	$82.1
Adjustments to net income:
Depreciation and amortization	19.0	21.9
Deferred income taxes	29.2	13.5
Amortization of stock-based compensation	11.7	18.5
Investment gains, net	(1.1)	(6.4)
Amortization of debt discounts, premiums and deferred issuance costs	7.0	7.9
Loss on early extinguishment of debt	—	13.5
Payment of deferred commissions, net	(4.5)	(3.3)
Other, net	0.2	(1.0)
Changes in working capital items:
Accounts receivable	(7.3)	2.6
Other current assets	(29.0)	(6.6)
Accounts payable and accrued compensation payable	8.0	(5.1)
Other current and non-current liabilities	(11.8)	(5.6)
Net operating activities	130.0	132.0

Investing activities:
Purchase of property and equipment	(7.5)	(5.0)
Purchases and settlements of investment securities	(159.4)	(167.8)
Proceeds from sales, settlements and maturities of investment securities	331.5	112.2
Net investing activities	164.6	(60.6)

Financing activities:
Repayment of long-term debt	(98.9)	(8.9)
Proceeds from issuance of stock warrants	—	10.5
Purchase of convertible note hedge	—	(16.1)
Debt issuance costs	—	(3.3)
Purchase of noncontrolling interests	(1.5)	(34.1)
Distributions to noncontrolling interests	(1.6)	(5.9)
Proceeds from stock option exercises and employee stock purchases	3.7	7.1
Excess tax benefit from equity-based compensation	1.0	1.6
Principal payments under capital lease obligations	(1.0)	(0.8)
Repurchase of common stock	(62.2)	(22.2)
Dividends paid to JCG shareholders	(43.6)	(26.5)
Net financing activities	(204.1)	(98.6)

Cash and cash equivalents:
Effect of foreign exchange rate changes	(0.1)	(1.6)
Net change	90.4	(28.8)
At beginning of period	344.5	387.0
At end of period	$434.9	$358.2

Supplemental cash flow information:
Cash paid for interest	$15.6	$18.4
Cash paid for income taxes, net of refunds	$74.1	$46.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

				Accumulated
				other	Nonredeemable
		Common	Retained	comprehensive	noncontrolling	Total
	Shares	stock	earnings	income (loss)	interests	equity

Balance at December 31, 2012	187.5	$1.9	$1,415.4	$0.6	$17.2	$1,435.1
Net income	—	—	76.4	—	0.8	77.2
Other comprehensive loss	—	—	—	(1.8)	—	(1.8)
Amortization of stock-based compensation	—	—	16.1	—	1.7	17.8
Issuance and forfeitures of restricted stock awards, net	3.0	—	—	—	—	—
Stock option exercises and employee stock purchases	1.3	—	7.1	—	—	7.1
Convertible senior notes issuance	—	—	14.7	—	—	14.7
Extinguishment of convertible senior notes	—	—	(2.0)	—	—	(2.0)
Convertible senior note hedge issuance	—	—	(16.1)	—	—	(16.1)
Stock warrants issuance	—	—	10.5	—	—	10.5
Changes in noncontrolling interests in consolidated investment products	—	—	—	—	21.5	21.5
Distributions to noncontrolling interests	—	—	—	—	(1.6)	(1.6)
Change in fair value of redeemable noncontrolling interests	—	—	1.7	—	—	1.7
Vesting of nonredeemable noncontrolling interests	—	—	—	—	(1.2)	(1.2)
Purchase of noncontrolling interests	—	—	—	—	(0.3)	(0.3)
Repurchase of common stock	(2.5)	—	(22.2)	—	—	(22.2)
Dividends paid to JCG shareholders	—	—	(26.5)	—	—	(26.5)
Balance at September 30, 2013	189.3	$1.9	$1,475.1	$(1.2)	$38.1	$1,513.9

Balance at December 31, 2013	188.6	$1.9	$1,496.0	$(1.1)	$13.7	$1,510.5
Net income	—	—	107.7	—	0.7	108.4
Amortization of stock-based compensation	—	—	20.1	—	1.2	21.3
Issuance and forfeitures of restricted stock awards, net	2.6	—	—	—	—	—
Stock option exercises and employee stock purchases	0.5	—	3.7	—	—	3.7
Changes in noncontrolling interests in consolidated investment products	—	—	—	—	30.0	30.0
Distributions to noncontrolling interests	—	—	—	—	(0.9)	(0.9)
Change in fair value of redeemable noncontrolling interests	—	—	1.6	—	—	1.6
Purchase of noncontrolling interests	—	—	—	—	(0.9)	(0.9)
Repurchase of common stock	(5.3)	—	(62.2)	—	—	(62.2)
Dividends paid to JCG shareholders	—	—	(43.6)	—	—	(43.6)
Balance at September 30, 2014	186.4	$1.9	$1,523.3	$(1.1)	$43.8	$1,567.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “JCG” or “the Company”) management, the accompanying interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of JCG in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All such adjustments are of a normal recurring nature. Such interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the issuance date and the Company has determined that there were no subsequent events that require disclosure other than the items set forth in Notes 7 and 12. The Company operates one business segment, its Investment Management Operations. These interim condensed consolidated financial statements should be read in conjunction with JCG’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 2 — Investment Securities

JCG’s investment securities as of September 30, 2014, and December 31, 2013, are summarized as follows (in millions):

	September 30,	December 31,
	2014	2013
Trading securities:
Seeded investment products	$315.9	$312.9
Investments in advised mutual funds	4.3	45.5
Investments related to deferred compensation plans	12.5	14.9
Total trading securities	332.7	373.3
Available-for-sale securities:
Seeded investment products	8.5	10.7
Debt securities	—	101.5
Total available-for-sale securities	8.5	112.2
Total investment securities	$341.2	$485.5

Trading Securities

Seeded investment products represented $247.2 million in 17 mutual funds advised by the Company and $68.7 million in 30 separately managed accounts at September 30, 2014. Seeded investment products represented $230.0 million in 12 mutual funds advised by the Company and $82.9 million in 28 separately managed accounts at December 31, 2013.

The Company recognized $4.7 million and $14.5 million of net investment gains related to trading securities still held as of September 30, 2014 and 2013, respectively.

Available-for-Sale Securities

Seeded investment products advised by the Company designated as available-for-sale securities represented $8.5 million held in 38 mutual funds and $10.7 million held in 34 mutual funds at September 30, 2014, and December 31, 2013, respectively.

During the three and nine months ended September 30, 2014, one debt security with a principal value of $12.0 million and nine debt securities with an aggregate principal value of $100.0 million matured, respectively.

The following is a summary of available-for-sale securities at September 30, 2014, and December 31, 2013 (in millions):

September 30, 2014
		Gross unrealized		Foreign
		investment		currency	Estimated	Carrying
	Cost	Gains	Losses	translation	fair value	value
Available-for-sale securities:
Seeded investment products	$8.2	$0.5	$(0.1)	$(0.1)	$8.5	$8.5

	December 31, 2013
		Gross unrealized		Foreign
		investment		currency	Estimated	Carrying
	Cost	Gains	Losses	translation	fair value	value
Available-for-sale securities:
Seeded investment products	$9.9	$0.9	$—	$(0.1)	$10.7	$10.7
Debt securities	101.6	—	(0.1)	—	101.5	101.5
Total available-for-sale securities	$111.5	$0.9	$(0.1)	$(0.1)	$112.2	$112.2

The Company reviewed the gross unrealized losses on available-for-sale securities and determined that the losses were not other-than-temporary. No other-than-temporary impairment charges were recognized in the nine months ended September 30, 2014 or 2013.

Realized gains and losses related to the disposition of seeded investment products classified as available-for-sale securities were recognized within investment gains, net on JCG’s Condensed Consolidated Statements of Comprehensive Income. The following is a summary of realized gains and losses upon disposition of seeded investment products classified as available-for-sale securities for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Realized gains	$2.6	$1.8	$2.8	$2.6
Realized losses	—	(0.5)	(0.1)	(1.1)
Net realized gains	$2.6	$1.3	$2.7	$1.5

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of certain seed investments. Fluctuations in equity markets, debt markets and foreign currency markets are hedged by using index swaps, index futures and foreign currency forward contracts.

JCG was party to the following derivative instruments as of September 30, 2014, and December 31, 2013:

	September 30, 2014		December 31, 2013
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Index swaps	4	$55.5	6	$184.3
Index futures	6	$89.8	6	$66.6
Foreign currency forward contracts	6	$3.2	6	$93.6

The above derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the index swaps and index futures are recognized in investment gains, net on JCG’s Condensed Consolidated Statements of Comprehensive Income while changes in the fair value of the foreign currency forward contracts are recognized in other (expense) income, net on JCG’s Condensed Consolidated Statements of Comprehensive Income.

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

The Company posted $2.1 million and $4.8 million in cash collateral with the counterparty of the index futures as of September 30, 2014, and December 31, 2013, respectively. The cash collateral is included in other current assets on JCG’s Condensed Consolidated Balance Sheets.

The following tables illustrate the effect of offsetting derivative instruments on JCG’s Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013 (in millions):

	September 30, 2014
		Gross amounts
	Gross amounts	offset	Net amounts
Assets:
Index futures	$0.9	$—	$0.9

	December 31, 2013
		Gross amounts
	Gross amounts	offset	Net amounts
Assets:
Index swaps	$0.1	$(0.1)	$—
Index futures	0.9	(0.4)	0.5
Total	$1.0	$(0.5)	$0.5

Liabilities:
Index swaps	$1.5	$(1.5)	$—
Index futures	0.4	(0.4)	—
Foreign currency forward contracts	1.5	—	1.5
Total	$3.4	$(1.9)	$1.5

JCG recognized the following net gains (losses) on hedged seed investments and net gains (losses) on associated index futures and index swaps for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Hedged seed investments classified as trading securities	$(2.1)	$15.4	$4.4	$18.6
Hedged seed investments classified as available-for-sale securities	—	0.6	3.2	0.6
Total hedged seed investments	(2.1)	16.0	7.6	19.2
Index futures	(0.8)	(13.7)	(5.2)	(20.5)
Index swaps	1.7	(0.7)	(3.1)	(2.1)
Total	$(1.2)	$1.6	$(0.7)	$(3.4)

JCG recognized the following net (losses) gains on hedged seed investments denominated in a foreign currency and net gains (losses) on associated foreign currency forward contracts for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net (losses) gains in net income related to:
Foreign currency translation	$(0.7)	$3.4	$(1.7)	$2.7
Foreign currency forward contracts	0.4	(3.7)	1.2	(2.9)
Total	$(0.3)	$(0.3)	$(0.5)	$(0.2)

Investment Gains, Net

Investment gains, net on JCG’s Condensed Consolidated Statements of Comprehensive Income included the following for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Seeded investment products	$1.0	$17.4	$8.9	$18.0
Noncontrolling interests in seeded investment products	(0.6)	2.0	(0.2)	2.1
Investments in advised mutual funds	(0.1)	2.2	(0.1)	7.0
Index swaps and index futures	0.9	(14.4)	(8.3)	(22.6)
Economic hedge for deferred compensation plans	0.1	0.7	0.8	1.9
Investment gains, net	$1.3	$7.9	$1.1	$6.4

Purchases, Sales, Settlements and Maturities

Cash flows related to investment securities for the three and nine months ended September 30, 2014 and 2013, are summarized as follows (in millions):

	Three months ended September 30,
	2014		2013
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Trading securities	$(106.0)	$27.3	$(2.1)	$2.2
Available-for-sale securities	—	76.9	(0.1)	8.1
Derivative instruments:
Seed capital economic hedge	(3.6)	5.3	(19.2)	8.0
Total cash flows	$(109.6)	$109.5	$(21.4)	$18.3

	Nine months ended September 30,
	2014		2013
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Trading securities	$(138.1)	$143.5	$(113.5)	$62.5
Available-for-sale securities	(0.2)	174.8	(0.4)	18.2
Derivative instruments:
Seed capital economic hedge	(21.1)	13.2	(53.9)	31.5
Total cash flows	$(159.4)	$331.5	$(167.8)	$112.2

During the third quarter 2014, seeding of investment products included a $100.0 million investment in the Global Unconstrained Bond strategy. The investment included $48.0 million and $52.0 million allocated to JCG’s domestic and international trusts, respectively.

Note 3 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests measured or disclosed at fair value on a recurring basis as of September 30, 2014 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$—	$275.9	$—	$275.9
Index futures	0.9	—	—	0.9
Trading securities:
Seeded investment products	159.5	156.4	—	315.9
Investments in advised mutual funds	4.3	—	—	4.3
Investments related to deferred compensation plans	12.5	—	—	12.5
Available-for-sale securities:
Seeded investment products	8.5	—	—	8.5
Total investment securities	184.8	156.4	—	341.2
Total assets	$185.7	$432.3	$—	$618.0

Liabilities:
Long-term debt	$—	$548.6	$—	$548.6

Redeemable noncontrolling interests	$—	$—	$4.8	$4.8

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

Transfers are recognized at the end of each reporting period. Transfers from Level 1 and Level 2 classifications for the nine months ended September 30, 2014 and 2013, are summarized as follows (in millions):

	September 30,
	2014	2013
Transfers from Level 1 to Level 2	$5.5	$—
Transfers from Level 2 to Level 1	$0.4	$13.4

JCG’s Level 3 recurring fair value measurements represent redeemable noncontrolling interests in INTECH Investment Management LLC (“INTECH”) as of September 30, 2014.

Redeemable noncontrolling interests in INTECH are measured at fair value on a quarterly basis or more frequently if events or circumstances indicate that a material change in the fair value of INTECH has occurred. The fair value of INTECH is determined using a relative value methodology that incorporates observable metrics from publicly traded peer companies as valuation comparables, and adjustments related to investment performance and changes in assets under management. The relative value analysis is prepared internally within JCG’s finance organization by personnel with appropriate valuation experience and credentials. In preparing the analysis, JCG benchmarks valuation metrics such as multiples of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) against current market observables and recent market transactions of a similar size and nature to ensure that the estimates are reasonable. The analysis is reviewed by senior JCG finance personnel and JCG’s Chief Financial Officer. The analysis is also reviewed by the holders of the noncontrolling interests in INTECH. If the valuation is agreed to by both JCG and the holders of noncontrolling interests, JCG utilizes the analysis to value the redeemable noncontrolling interests.

Significant inputs related to the relative value analysis include INTECH’s trailing twelve-month operating results, performance fees, investment performance and trends in assets under management. In addition, market trading comparables from a relevant publicly traded peer set are included to complete the relative valuation process. Publicly available comparables utilized for the third quarter 2014 valuation analysis ranged from approximately 8.0x to 13.0x EBITDA. Significant increases or decreases in historical INTECH operating results would result in a significantly higher or lower fair value measurement, respectively. Additionally, a significant increase or decrease in market trading comparables would result in a significantly higher or lower fair value measurement, respectively. Generally, any period-over-period change in INTECH performance or level of assets under management in isolation is accompanied by a directionally similar change in the fair value measurement.

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

The changes in fair value of JCG’s redeemable noncontrolling interests, which are classified as recurring Level 3 fair value measurements, for the three and nine months ended September 30, 2014 and 2013, are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning of period fair value	$4.6	$40.3	$7.3	$42.9
Distributions	(0.2)	(0.1)	(0.7)	(4.3)
Current earnings	0.1	0.7	0.4	2.8
Purchase of redeemable noncontrolling interests	—	(33.8)	(0.6)	(33.8)
Vesting of noncontrolling interests	—	—	—	1.2
Change in fair value	0.3	—	(1.6)	(1.7)
End of period fair value	$4.8	$7.1	$4.8	$7.1

Note 4 — Debt

Debt at September 30, 2014, and December 31, 2013, consisted of the following (in millions):

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	value	value	value	value
6.700% Senior Notes due 2017	$344.4	$384.3	$344.4	$383.7
0.750% Convertible Senior Notes due 2018	105.4	164.3	103.3	148.8
3.250% Convertible Senior Notes due 2014	—	—	58.0	61.8
6.119% Senior Notes due 2014	—	—	38.9	39.5
Total debt	449.8	548.6	544.6	633.8
Less: Current maturities	—	—	(96.9)	(101.3)
Total long-term debt	$449.8	$548.6	$447.7	$532.5

Fair Value of Debt

The fair value of debt was determined using broker quotes and any recent trading activity for each of the notes listed above, which are considered Level 2 inputs.

6.119% Senior Notes due 2014

On April 15, 2014, the 6.119% Senior Notes due 2014 matured and JCG paid the principal balance of $38.9 million with cash on hand.

3.250% Convertible Senior Notes due 2014

On July 15, 2014, the 3.250% Convertible Senior Notes due 2014 matured and JCG paid the principal balance of $60.0 million with cash on hand.

0.750% Convertible Senior Notes due 2018

The initial conversion rate of the 0.750% Convertible Senior Notes due 2018 (“2018 Convertible Notes”) was 92.06 shares of JCG common stock per $1,000 principal amount of the 2018 Convertible Notes, which is equivalent to an initial conversion price of approximately $10.86 per share of common stock. The initial conversion rate was most recently adjusted during the third quarter 2014 when JCG paid a quarterly cash dividend of $0.08 per share, which was greater than the quarterly dividend of $0.07 per share at the time of issuance. As a result of the quarterly cash dividend paid on August 22, 2014, the conversion rate changed to 92.22 shares of JCG common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to a conversion price of approximately $10.84 per share of common stock.

Holders of the 2018 Convertible Notes may convert the notes early if the last reported sale price of JCG’s common stock is greater than or equal to $14.10 per share of common stock for at least 20 trading days during a period of 30 trading days.

Convertible Note Hedge and Warrants

In connection with the 2018 Convertible Notes issuance in June 2013, JCG entered into convertible note hedge and warrant transactions which, in combination, are intended to reduce the potential for future dilution to existing shareholders by effectively increasing the initial conversion price of the 2018 Convertible Notes to JCG from $10.86 to $12.60 per share of common stock.

The initial $10.86 and $12.60 per share of common stock exercise prices of the call options and warrants, respectively, were adjusted during the third quarter 2014 when JCG paid a quarterly cash dividend of $0.08 per share. As a result of the quarterly cash dividend paid on August 22, 2014, which was greater than the quarterly dividend of $0.07 per share at the time of issuance, the exercise price of the call options changed to $10.84 per share of common stock and the exercise price of the warrants changed to $12.58 per share of common stock.

Interest Rate Adjustment Covenant

The 6.700% Senior Notes due 2017 are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company’s debt rating is decreased by Moody’s Investor Services Inc. (“Moody’s”) from Baa3 or by Standard and Poor’s Rating Service (“S&P”) from BBB-, up to a maximum increase of 200 basis points. If the interest rate has been adjusted upward as a result of either Moody’s or S&P decreasing its rating, then for each level of a subsequent rating increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. The interest rate adjustment covenant will permanently terminate if the Company’s debt ratings increase to Baa2 (or higher) by Moody’s and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. On March 18, 2014, S&P reaffirmed JCG’s credit rating of BBB-, with a negative outlook. On August 27, 2014, Moody’s reaffirmed JCG’s credit rating of Baa3, with a stable outlook.

Credit Facility

At September 30, 2014, JCG had a $200 million, unsecured, revolving credit facility (“the Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the London Interbank Offered Rate plus a spread, which is based on JCG’s credit rating. JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG’s credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At September 30, 2014, JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at September 30, 2014, or during the nine months ended September 30, 2014. The Credit Facility has a maturity date of November 23, 2018.

Capital Lease Obligations

JCG’s capital lease obligations relate to leased computer equipment. The carrying values of the capital lease obligations totaled $1.1 million and $1.8 million at September 30, 2014, and December 31, 2013, respectively, and are included in other accrued liabilities and other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets. The related lease terms extend through 2017.

Note 5 — Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2014 and 2013, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Effective tax rate	36.7%	37.8%	41.1%	39.2%

The Company’s effective tax rate decreased by 1.1% for the three months ended September 30, 2014, and increased 1.9% for the nine months ended September 30, 2014. The three-month period decrease and nine-month period increase are due largely to the reversal of unrealized deferred tax assets upon the expiration and vesting of certain equity-based compensation awards and changes in tax reserves and ownership in noncontrolling interests.

As of September 30, 2014, JCG had $5.7 million of accrued reserves for income tax contingencies. JCG accrued additional reserves for income tax contingencies in the amount of $0.2 million during the third quarter 2014, creating a net tax expense of $0.1 million. JCG also decreased its income tax contingency reserves by $0.1 million during the third quarter 2014, creating a net tax benefit of $0.1 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $1.3 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities and other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets.

Note 6 — Noncontrolling Interests

Noncontrolling interests in net income consisted of the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Nonredeemable noncontrolling interests in INTECH	$0.2	$0.3	$0.7	$0.8
Nonredeemable noncontrolling interests in consolidated seeded investment products	(0.6)	2.0	(0.2)	2.1
Redeemable noncontrolling interests in subsidiaries	0.1	0.7	0.4	2.8
Total noncontrolling interests in net income	$(0.3)	$3.0	$0.9	$5.7

Nonredeemable Noncontrolling Interests

At September 30, 2014, noncontrolling interests that are not subject to redemption rights included employee ownership interests in INTECH and third-party investors’ ownership in consolidated seeded investment products.

Nonredeemable noncontrolling interests as of September 30, 2014, and December 31, 2013, are summarized as follows (in millions):

	September 30,	December 31,
	2014	2013
Nonredeemable noncontrolling interests in consolidated seeded investment products	$38.8	$8.8
Nonredeemable noncontrolling interests in INTECH	5.0	4.9
Total nonredeemable noncontrolling interests	$43.8	$13.7

Changes in noncontrolling interests in consolidated seeded investment products were driven by changes in the market value of the underlying seeded investment products and changes in ownership of the underlying seeded investment products. Noncontrolling interests in seeded products increased in 2014 due to third-party investment in a number of the Company’s mutual funds during the third quarter of 2014.

The following table presents a rollforward of noncontrolling interests in consolidated seeded investment products (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning of period balance	$14.4	$26.1	$8.8	$12.4
Changes in market value	(0.6)	2.0	(0.2)	2.1
Changes in ownership	25.0	5.8	30.2	19.4
End of period balance	$38.8	$33.9	$38.8	$33.9

Redeemable Noncontrolling Interests

As of September 30, 2014, and December 31, 2013, redeemable noncontrolling interests are summarized as follows (in millions):

	September 30,	December 31,
	2014	2013
Redeemable noncontrolling interests in subsidiaries	$5.5	$5.9
Undistributed earnings	(0.7)	1.4
Total redeemable noncontrolling interests	$4.8	$7.3

INTECH

INTECH ownership interests held by a founding member had an estimated fair value of $5.5 million and $5.3 million as of September 30, 2014, and December 31, 2013, respectively, representing approximately 1.0% aggregate ownership of INTECH for both periods. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interests of INTECH at fair value.

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

Note 7 — Long-Term Incentive Compensation

JCG generally grants annual long-term incentive awards in February of each year. JCG granted $55.5 million in long-term incentive awards during the nine months ended September 30, 2014, which generally vest and will be recognized ratably over a four-year period. The 2014 awards consisted of $32.8 million of restricted stock (3.0 million shares at a weighted-average price of $10.95 per share) and $22.7 million of mutual fund share awards.

During the three and nine months ended September 30, 2014, JCG recognized $0.9 million and $3.3 million of long-term incentive compensation expense related to mark-to-market adjustments of mutual fund share awards and deferred compensation plans, and $2.4 million and $5.7 million during the same periods in 2013, respectively.

JCG records compensation expense associated with long-term incentive awards based on the amount of awards expected to vest at the end of the stated service period, comprising the total value of the awards less an estimate for forfeitures.

Additionally, in October 2014, INTECH granted new long-term incentive awards to retain and incentivize employees. The new awards consist of appreciation rights, profits interests and phantom interests and are designed to give recipients an equity-like stake in INTECH. Combined, the new awards represent an approximate 12% economic stake in INTECH’s pre-incentive profits and replace a portion of the prior discretionary bonus pool. The appreciation rights have a grant date fair value of $23.2 million which will be amortized on a straight-line basis over the 10-year vesting schedule.

Profits interests and phantom interests entitle holders to periodic distributions of a portion of operating income. Distributions are made during employment and, for profits interests, post-employment for up to 10 years. Phantom interests are entitled to a one-time distribution at termination of employment. Compensation expense for post-employment distributions will be based upon the present value of expected future distributions and will be recognized pro-rata over the 10-year vesting schedule for profits interests and five years for phantom interests. Estimated compensation expense for the post-employment payments associated with the profits and phantom interests for the next four quarters is approximately $2.0 million.

Note 8 — Other (Expense) Income, Net

The components of other (expense) income, net are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Dividend income	$0.4	$0.4	$1.3	$1.1
Interest income	0.2	0.1	0.5	0.4
Foreign currency (losses) gains, net	(1.7)	0.3	(1.9)	0.2
Other, net	—	—	—	0.1
Total other (expense) income, net	$(1.1)	$0.8	$(0.1)	$1.8

Note 9 — Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2014 and 2013, are as follows (in millions):

	Three months ended September 30,
	2014			2013
	Unrealized gains			Unrealized gains
	(losses) on	Foreign		(losses) on	Foreign
	available-for-sale	currency		available-for-sale	currency
	securities	losses	Total	securities	losses	Total
Beginning balance	$3.0	$(2.3)	$0.7	$1.1	$(2.3)	$(1.2)
Other comprehensive income (loss) before reclassifications	—	—	—	0.7	—	0.7
Amounts reclassified from accumulated other comprehensive income (loss) to:
Investment gains, net	(1.8)	—	(1.8)	(0.7)	—	(0.7)
Net current period other comprehensive loss	(1.8)	—	(1.8)	—	—	—
Ending balance	$1.2	$(2.3)	$(1.1)	$1.1	$(2.3)	$(1.2)

	Nine months ended September 30,
	2014			2013
	Unrealized gains			Unrealized gains
	(losses) on	Foreign		(losses) on	Foreign
	available-for-sale	currency		available-for-sale	currency
	securities	losses	Total	securities	losses	Total
Beginning balance	$1.2	$(2.3)	$(1.1)	$1.4	$(0.8)	$0.6
Other comprehensive income (loss) before reclassifications	2.3	—	2.3	0.6	—	0.6
Amounts reclassified from accumulated other comprehensive income (loss) to:
Investment gains, net	(2.3)	—	(2.3)	(0.9)	—	(0.9)
Other (expense) income, net	—	—	—	—	(1.5)	(1.5)
Net current period other comprehensive loss	—	—	—	(0.3)	(1.5)	(1.8)
Ending balance	$1.2	$(2.3)	$(1.1)	$1.1	$(2.3)	$(1.2)

Note 10 — Earnings Per Share

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2014 and 2013 (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income attributable to JCG	$40.9	$32.6	$107.7	$76.4
Less: Allocation of earnings to participating restricted stock awards	1.4	—	3.6	—
Net income attributable to JCG common shareholders	$39.5	$32.6	$104.1	$76.4
Basic earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	181.4	184.7	183.0	184.8
Basic earnings per share	$0.22	$0.18	$0.57	$0.41
Diluted earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	181.4	184.7	183.0	184.8
Incremental common shares	1.4	1.7	1.0	1.2
Weighted-average diluted common shares outstanding	182.8	186.4	184.0	186.0
Diluted earnings per share	$0.22	$0.17	$0.57	$0.41

Dividends paid per share	$0.08	$0.07	$0.23	$0.14

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

The following stock options, unvested nonparticipating restricted stock and price-vesting units are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Employee stock options	1.8	7.0	3.4	7.0
Other stock options	—	14.0	—	14.0
Unvested nonparticipating restricted stock and price-vesting units	0.1	0.2	0.1	1.0

All shares held in the JCG Employee Stock Ownership Plan are treated as outstanding for purposes of computing basic earnings per share.

Note 11 — Litigation and Other Regulatory Matters

JCG is periodically involved in various legal proceedings and other regulatory matters. At September 30, 2014, JCG had a $0.2 million litigation accrual for all pending litigation matters. Possible losses in addition to this amount cannot be currently estimated, and as such, no additional accruals have been made. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JCG’s consolidated financial condition.

Note 12 — Acquisition of VS Holdings Inc.

On October 13, 2014, the Company entered into an agreement to acquire VS Holdings Inc., the parent company of VelocityShares, LLC (“VelocityShares”). VelocityShares is a leading sponsor of unique exchange-traded products (“ETPs”), including rules-based exchange-traded funds (“ETFs”), that are institutionally-focused, and deliver sophisticated volatility management solutions. As of September 30, 2014, VelocityShares-branded products had approximately $2 billion in assets. The majority of these assets represent tactical trading products serving short-term investors and traders in the form of exchange-traded notes. More recently, VelocityShares has leveraged its expertise to launch a second business around innovative and intelligent ETFs for diversified investment portfolios, currently focused on volatility hedged equities and equal-risk weighted solutions. These ETF strategies, along with future product innovation, offer significant potential synergies between VelocityShares and JCG.

The transaction includes initial upfront cash consideration of $30.0 million with up to an additional $36.0 million in contingent cash consideration if certain revenue targets are achieved over a four-year period. The acquisition is expected to close in the fourth quarter of 2014 and is subject to certain conditions, including regulatory approval.

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

Third Quarter 2014 Summary

Average assets under management for the third quarter 2014 of $176.5 billion increased $2.1 billion, or 1.2%, over the second quarter 2014 as a result of favorable market conditions, partially offset by long-term net outflows. Third quarter 2014 operating expenses of $165.4 million increased $4.9 million, or 3.1%, from second quarter 2014 primarily due to higher compensation expenses. The Company achieved an operating margin of 30.2% and net income of $0.22 per diluted share in the third quarter 2014.

Investment Team Additions

During the third quarter 2014, the Company made three notable hires on the investment team. On July 8, 2014, the Company announced the hiring of Myron Scholes, Ph.D. and Ashwin Alankar, Ph.D., each authorities on risk, economics and finance, who both joined the investment team in the third quarter. Mr. Scholes serves as Chief Investment Strategist while Mr. Alankar serves as the head of Asset Allocation and Risk Management and also as Co-Portfolio Manager of the Janus Global Asset Allocation Funds.

On September 26, 2014, the Company announced the hiring of William Gross as Portfolio Manager. Mr. Gross will manage a recently launched Janus Global Unconstrained Bond Fund and related strategies, and will join other members of the Janus team focused on global asset allocation. Mr. Gross’s employment was effective September 29, 2014, and he began managing the Janus Global Unconstrained Bond Fund and related strategies effective October 6, 2014. Mr. Gross will be responsible for building out Janus’ global macro fixed income strategies. His concentration on such strategies will be separate and complementary to Janus’ existing credit-based fixed income platform. In conjunction with the hiring of Mr. Gross, JCG made an aggregate $100.0 million seed investment in its Global Unconstrained Bond strategy. The investment included $48.0 million and $52.0 million allocated to JCG’s domestic and internationals trusts, respectively.

Acquisition of VS Holdings Inc.

On October 13, 2014, the Company entered into an agreement to acquire VS Holdings Inc., the parent company of VelocityShares, LLC (“VelocityShares”). VelocityShares is a leading sponsor of unique exchange-traded products (“ETPs”), including rules-based exchange-traded funds (“ETFs”), that are institutionally-focused, and deliver sophisticated volatility management solutions. As of September 30, 2014, VelocityShares-branded products had approximately $2 billion in assets. The majority of these assets represent tactical trading products serving short-term investors and traders in the form of exchange-traded notes. More recently, VelocityShares has leveraged its expertise to launch a second business around innovative and intelligent ETFs for diversified investment portfolios, currently focused on volatility hedged equities and equal-risk weighted solutions. These ETF strategies, along with future product innovation, offer significant potential synergies between VelocityShares and JCG.

The transaction includes initial upfront cash consideration of $30.0 million with up to an additional $36.0 million in contingent cash consideration if certain revenue targets are achieved over a four-year period. The acquisition is expected to close in the fourth quarter of 2014 and is subject to certain conditions, including regulatory approval.

Investment Performance of Assets Under Management

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

The following table is a summary of investment performance as of September 30, 2014:

	Percentage of mutual fund assets
	outperforming majority of Morningstar peers (1)
	1-Year	3-Year	5-Year
Complex-wide mutual fund assets	62%	71%	50%
Fundamental equity mutual fund assets	55%	66%	45%
Fixed income mutual fund assets	100%	100%	78%

	Percentage of relative return strategies
	outperforming respective benchmarks (2)
	1-Year	3-Year	5-Year
Mathematical equity strategies	48%	38%	58%

	Percentage of complex-wide mutual funds
	with 4- or 5-star Overall Morningstar RatingTM
Complex-wide mutual funds		53%

(1) References Morningstar relative performance on an asset-weighted basis.

(2) References performance of relative return strategies, net of fees.

Assets Under Management

Assets Under Management and Flows

Total Company assets under management of $174.4 billion at September 30, 2014, increased $7.7 billion, or 4.6%, from September 30, 2013, as a result of net market appreciation of $20.8 billion, offset by long-term net outflows of $13.1 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets.

The following tables present the components of JCG’s assets under management for the three and nine months ended September 30, 2014 and 2013 (in billions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning of period assets	$177.7	$160.6	$173.9	$156.8
Long-term sales (1)
Fundamental equity	5.2	3.8	13.0	13.2
Fixed income	3.1	2.5	8.4	9.0
Mathematical equity	1.6	2.7	4.6	4.3
Long-term redemptions (1)
Fundamental equity	(7.3)	(8.7)	(20.4)	(24.2)
Fixed income	(2.8)	(2.5)	(6.8)	(8.6)
Mathematical equity	(1.9)	(2.0)	(5.7)	(7.2)
Long-term net flows (1)
Fundamental equity	(2.1)	(4.9)	(7.4)	(11.0)
Fixed income	0.3	—	1.6	0.4
Mathematical equity	(0.3)	0.7	(1.1)	(2.9)
Total long-term net flows	(2.1)	(4.2)	(6.9)	(13.5)
Net money market flows	—	—	—	(0.1)
Market/fund performance	(1.2)	10.3	7.4	23.5
End of period assets	$174.4	$166.7	$174.4	$166.7

(1)         Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Average assets under management:
Fundamental equity	$93.8	$92.8	$93.9	$92.6
Fixed income	31.3	27.6	30.5	27.4
Mathematical equity	50.0	43.3	48.8	42.3
Money market	1.4	1.5	1.4	1.4
Total	$176.5	$165.2	$174.6	$163.7

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Growth/Core (1)
Beginning of period assets	$61.4	$57.1	$60.8	$53.8
Sales	3.0	2.0	7.5	8.0
Redemptions	(4.2)	(5.4)	(10.6)	(13.4)
Net redemptions	(1.2)	(3.4)	(3.1)	(5.4)
Market/fund performance	—	4.9	2.5	10.2
End of period assets	$60.2	$58.6	$60.2	$58.6

Global/International
Beginning of period assets	$20.0	$16.8	$19.3	$17.9
Sales	1.5	1.1	3.7	2.5
Redemptions	(1.4)	(1.1)	(3.9)	(4.3)
Net sales (redemptions)	0.1	—	(0.2)	(1.8)
Market/fund performance	(0.5)	1.5	0.5	2.2
End of period assets	$19.6	$18.3	$19.6	$18.3

Mathematical Equity
Beginning of period assets	$49.8	$41.3	$47.6	$40.2
Sales	1.6	2.7	4.6	4.3
Redemptions	(1.9)	(2.0)	(5.7)	(7.2)
Net sales (redemptions)	(0.3)	0.7	(1.1)	(2.9)
Market/fund performance	(0.1)	2.7	2.9	7.4
End of period assets	$49.4	$44.7	$49.4	$44.7

Fixed Income (1)
Beginning of period assets	$31.4	$27.3	$28.9	$26.4
Sales	3.1	2.5	8.4	9.0
Redemptions	(2.8)	(2.5)	(6.8)	(8.6)
Net sales	0.3	—	1.6	0.4
Market/fund performance	(0.2)	0.5	1.0	1.0
End of period assets	$31.5	$27.8	$31.5	$27.8

Value
Beginning of period assets	$13.7	$16.7	$15.9	$17.0
Sales	0.7	0.7	1.8	2.7
Redemptions	(1.7)	(2.2)	(5.9)	(6.5)
Net redemptions	(1.0)	(1.5)	(4.1)	(3.8)
Market/fund performance	(0.4)	0.7	0.5	2.7
End of period assets	$12.3	$15.9	$12.3	$15.9

Money Market
Beginning of period assets	$1.4	$1.4	$1.4	$1.5
Sales	0.1	0.2	0.5	0.6
Redemptions	(0.1)	(0.2)	(0.5)	(0.7)
Net redemptions	—	—	—	(0.1)
Market/fund performance	—	—	—	—
End of period assets	$1.4	$1.4	$1.4	$1.4

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

Results of Operations

Three Months Ended September 30, 2014, Compared with Three Months Ended September 30, 2013

Revenues

Investment Management Fees

Investment management fees increased $9.3 million, or 4.6%, primarily as a result of the 6.8% increase in average assets under management driven by market appreciation. Revenue increased at a lower rate than average assets primarily due to a product mix shift toward lower yielding products and channels.

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. Negative performance fees were driven by underperformance of certain mutual funds against their respective benchmarks. Negative performance fees improved $8.0 million, or 36.4%, primarily as a result of improved investment performance and the roll-off of historical underperformance of certain mutual funds against their respective benchmarks. A summary of mutual fund and separate account assets subject to performance fees as of September 30, 2014 and 2013, is as follows (in billions):

	September 30,
	2014	2013
Mutual fund assets	$49.0	$52.2
Separate account assets	$16.7	$13.3

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits increased $8.9 million, or 12.1%, principally due to higher incentive compensation as a result of higher operating income. The company-wide incentive compensation plan is designed to link variable compensation to operating income.

Long-Term Incentive Compensation

Long-term incentive compensation decreased $4.2 million, or 26.6%, primarily due to a decrease of $3.7 million in Perkins senior profits interests awards expense, a decrease of $3.3 million from the vesting of awards granted in previous years and a decrease of $1.5 million due to lower mark-to-market adjustments for changes in fair value of mutual fund share awards and investments related to deferred compensation plans. These decreases were partially offset by an increase of $4.7 million of expense from new awards granted during 2014.

Long-term incentive awards granted during 2014 totaled $55.5 million and will generally be recognized ratably over a four-year period. The Perkins senior profits interests awards receive 5% of Perkins’ annual taxable income and have a terminal value based on Perkins revenue and relative investment performance of products managed by Perkins. Long-term incentive compensation expense for the year ended December 31, 2014, is currently expected to be approximately $53 million.

Additionally, in October 2014, INTECH granted new long-term incentive awards to retain and incentivize employees. The new awards consist of appreciation rights, profits interests and phantom interests and are designed to give recipients an equity-like stake in INTECH. Combined, the new awards represent an approximate 12% economic stake in INTECH’s pre-incentive profits and replace a portion of the prior discretionary bonus pool. The appreciation rights have a grant date fair value of $23.2 million which will be amortized on a straight-line basis over the 10-year vesting schedule.

Profits interests and phantom interests entitle holders to periodic distributions of a portion of operating income. Distributions are made during employment and, for profits interests, post-employment for up to 10 years. Phantom interests are entitled to a one-time distribution at termination of employment. Compensation expense for post-employment distributions will be based upon the present value of expected future distributions and will be recognized pro-rata over the 10-year vesting schedule for profits interests and five years for phantom interests.

Estimated compensation expense for the post-employment payments associated with the profits and phantom interests for the next four quarters is approximately $2.0 million.

General, Administrative and Occupancy

General, administrative and occupancy expense increased $1.0 million, or 3.7%, primarily due to $0.7 million in legal and travel costs related to the acquisition of VS Holdings, Inc.

Non-Operating Income and Expenses

Interest Expense

Interest expense decreased $1.9 million, or 20.0%, primarily as a result of the June 2013 exchange of $110.0 million aggregate principal amount of JCG’s existing, 3.250% Convertible Senior Notes due 2014 (“2014 Convertible Notes”) for $116.6 million aggregate principal amount of newly issued, 0.750% Convertible Senior Notes due 2018 (“2018 Convertible Notes”). The decrease was also driven by the repayment of the 6.119% Senior Notes due 2014 (“2014 Senior Notes”) that matured on April 15, 2014, and the repayment of the remainder of the 2014 Convertible Notes that matured on July 15, 2014.

Investment Gains, Net

The components of investment gains, net for the three months ended September 30, 2014 and 2013, are as follows (in millions):

	Three months ended
	September 30,
	2014	2013
Seeded investment products	$1.0	$17.4
Noncontrolling interests in seeded investment products	(0.6)	2.0
Investments in advised mutual funds	(0.1)	2.2
Index swaps and index futures	0.9	(14.4)
Economic hedge for deferred compensation plans	0.1	0.7
Investment gains, net	$1.3	$7.9

Other (Expense) Income, Net

Other (expense) income, net decreased $1.9 million primarily due to foreign currency losses on monetary assets denominated in foreign currencies due to the strengthening of the United States dollar.

Income Tax Provision

JCG’s effective tax rate was 36.7% and 37.8% for the three months ended September 30, 2014 and 2013, respectively. The effective tax rate and JCG’s income tax provision for the same periods included $0.1 million tax expense and $1.7 million tax benefit, respectively, related to the reversal of unrealized deferred tax assets upon the expiration and vesting of certain equity-based compensation awards.

Noncontrolling Interests

Noncontrolling interests in net income decreased from $3.0 million in the third quarter 2013 to $(0.3) million in the third quarter 2014 primarily due to $2.7 million of losses associated with the noncontrolling interest in consolidated investment products and a decrease of $0.6 million from the purchase of noncontrolling ownership units in Perkins on March 14, 2014.

Nine Months Ended September 30, 2014, Compared with Nine Months Ended September 30, 2013

Revenues

Investment Management Fees

Investment management fees increased $27.0 million, or 4.5%, primarily as a result of the 6.7% increase in average assets under management driven by market appreciation. Revenue increased at a lower rate than average assets primarily due to a product mix shift toward lower yielding products and channels.

Performance Fees

Negative performance fees improved $16.5 million, or 25.9%, primarily as a result of improved investment performance and the roll-off of historical underperformance of certain mutual funds against their respective benchmarks.

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits increased $18.5 million, or 8.3%, principally due to higher incentive compensation as a result of higher operating income.

Long-Term Incentive Compensation

Long-term incentive compensation decreased $9.2 million, or 20.3%, primarily due to a decrease of $10.7 million from the vesting of awards granted in previous years, a decrease of $10.3 million in Perkins senior profits interests awards expense and a decrease of $2.4 million due to lower mark-to-market adjustments for changes in fair value of mutual fund share awards and investments related to deferred compensation plans. These decreases were partially offset by an increase of $15.0 million of expense from new awards granted primarily during 2014.

Non-Operating Income and Expenses

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense decreased $5.8 million, or 18.3%, primarily as a result of the June 2013 exchange of $110.0 million aggregate principal amount of JCG’s 2014 Convertible Notes for $116.6 million aggregate principal amount of newly issued, 2018 Convertible Notes. The decrease was also driven by the repayment of the 2014 Senior Notes that matured on April 15, 2014, and the repayment of the remainder of the 2014 Convertible Notes that matured on July 15, 2014.

During the nine months ended September 30, 2013, JCG recognized a $12.6 million loss on early extinguishment of debt related to the exchange of JCG’s 2014 Convertible Notes and a $0.9 million loss on the open market repurchase of $8.0 million aggregate principal amount of the Company’s 6.70% Senior Notes due 2017 (“2017 Senior Notes”).

Investment Gains, Net

The components of investment gains, net for the nine months ended September 30, 2014 and 2013, are as follows (in millions):

	Nine months ended
	September 30,
	2014	2013
Seeded investment products	$8.9	$18.0
Noncontrolling interests in seeded investment products	(0.2)	2.1
Investments in advised mutual funds	(0.1)	7.0
Index swaps and index futures	(8.3)	(22.6)
Economic hedge for deferred compensation plans	0.8	1.9
Investment gains, net	$1.1	$6.4

Income Tax Provision

JCG’s effective tax rate was 41.1% and 39.2% for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rate and JCG’s income tax provision for the respective periods included $8.0 million and $5.7 million related to the reversal of unrealized deferred tax assets upon the expiration and vesting of certain equity-based compensation awards.

Noncontrolling Interests

Noncontrolling interests in net income decreased from $5.7 million for the nine months ended September 30, 2013, to $0.9 million for the nine months ended September 30, 2014, primarily due to a decrease of $2.5 million related to the purchase of noncontrolling ownership units in Perkins and $2.4 million of losses associated with the noncontrolling interests in consolidated investment products.

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Liquidity and Capital Resources

The following table summarizes key balance sheet data relating to JCG’s liquidity and capital resources as of September 30, 2014, and December 31, 2013 (in millions):

	September 30,	December 31,
	2014	2013
Cash and cash equivalents:
Cash and cash equivalents held domestically	$358.5	$265.7
Cash and cash equivalents held outside the United States (1)	76.4	78.8
Total cash and cash equivalents	$434.9	$344.5

Accounts receivable	$116.2	$108.8

Investment securities:
Seeded investment products	$285.6	$314.8
Noncontrolling interests (2)	38.8	8.8
Debt securities	—	101.5
Investments in advised mutual funds and the economic hedging of deferred compensation plans	16.8	60.4
Total investment securities	$341.2	$485.5

Long-term debt (including current portion)	$449.8	$544.6

(1)         As of September 30, 2014 and December 31, 2013, cash held outside of the United States may not be entirely available for general corporate purposes due to approximately $25 million and $24 million of capital requirements associated with foreign subsidiaries of JCG, respectively.

(2)         The noncontrolling interests balance is associated with seeded investment products.

Cash and cash equivalents consist primarily of cash on hand and short-term investments with an initial maturity of three months or less when purchased, including investments in money market funds. JCG believes that existing cash and cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, dividend payments, income tax payments, common share repurchases, and interest and principal payments on outstanding debt. JCG may use available cash for general corporate purposes and acquisitions. In addition, JCG may repurchase its outstanding debt securities in open market transactions, privately negotiated transactions, exchanges, tender offers or otherwise. Any repurchase of outstanding debt securities and common stock will depend on prevailing market conditions, JCG’s liquidity requirements, contractual and legal restrictions, and other factors.

The current portion of long-term debt was $96.9 million as of December 31, 2013. The December 31, 2013, balance represents $60.0 million of principal related to the 2014 Convertible Notes that was paid with cash on hand on July 15, 2014 and $38.9 million of principal related to the 2014 Senior Notes that was paid with cash on hand on April 15, 2014.

Common Stock Repurchase Program

As part of its capital and liquidity management, JCG maintains a share repurchase program to offset dilution resulting from stock-based compensation and to return capital to shareholders. Share repurchases during the three and nine months ended September 30, 2014, are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2014	2014
Total cost	$25.4 million	$61.3 million
Shares repurchased	2,094,800	5,198,292
Average price per share	$12.14	$11.78

As of September 30, 2014, $410.5 million is available for stock repurchases under the current authorization.

Dividends

Dividends paid during the nine months ended September 30, 2014, are summarized as follows:

Dividend	Date	Date
per share	declared	paid
$0.07	January 21	February 21
$0.08	April 17	May 23
$0.08	July 21	August 22

On April 17, 2014, JCG’s Board of Directors approved an increase of $0.01 per share, or 14%, in the Company’s regular quarterly dividend. The approved quarterly rate of $0.08 per share represents an expected annualized dividend rate of $0.32 per share of common stock. On October 20, 2014, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share. The quarterly dividend will be paid on November 21, 2014, to JCG shareholders of record at the close of business on November 7, 2014.

The payment of cash dividends is within the discretion of JCG’s Board of Directors and depends on many factors, including, but not limited to, JCG’s results of operations, financial condition, capital requirements, restrictions imposed by financing agreements, general business conditions and legal requirements.

Long-Term Liquidity and Capital Resources

Expected long-term commitments at September 30, 2014, include principal and interest payments related to the 2017 Senior Notes and the 2018 Convertible Notes, capital and operating lease payments, redeemable noncontrolling interests and Perkins senior profits interests awards. JCG expects to fund its long-term commitments using existing cash, cash generated from operations, refinancing debt or accessing capital and credit markets as necessary.

Other Sources of Liquidity

At September 30, 2014, JCG had a $200 million, unsecured, revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the London Interbank Offered Rate plus a spread, which is based on JCG’s credit rating. JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG’s credit rating. The Credit Facility has a maturity date of November 23, 2018.

The Credit Facility contains financial covenants with respect to leverage and interest coverage. The financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At September 30, 2014, JCG’s financing leverage ratio was 1.61x and the interest coverage ratio was 9.47x. JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at September 30, 2014, or during the nine months ended September 30, 2014.

Cash Flows

A summary of cash flow data for the nine months ended September 30, 2014 and 2013, is as follows (in millions):

	Nine months ended September 30,
	2014	2013
Cash flows provided by (used for):
Operating activities	$130.0	$132.0
Investing activities	164.6	(60.6)
Financing activities	(204.1)	(98.6)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.6)
Net change in cash and cash equivalents	90.4	(28.8)
Cash balance at beginning of period	344.5	387.0
Cash balance at end of period	$434.9	$358.2

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by (used for) investing activities for the nine months ended September 30, 2014 and 2013, is as follows (in millions):

	Nine months ended September 30,
	2014	2013
Purchase of property and equipment	$(7.5)	$(5.0)

Investment purchases and settlements:
Seeding of investment products	(138.2)	(113.7)
Investments related to deferred compensation plans	(0.1)	(0.2)
Seed capital derivative instruments	(21.1)	(53.9)
Total investment purchases and settlements	(159.4)	(167.8)

Investment sales, settlements and maturities:
Seeded investment products	173.9	42.8
Investments related to deferred compensation plans	44.4	37.9
Debt securities	100.0	—
Seed capital derivative instruments	13.2	31.5
Total investment sales, settlements and maturities	331.5	112.2
Cash provided by (used for) investing activities	$164.6	$(60.6)

During the third quarter 2014, seeding of investment products included a $100.0 million investment in the Global Unconstrained Bond strategy. The investment included $48.0 million and $52.0 million allocated to JCG’s domestic and international trusts, respectively.

During the first quarter 2013, seeding of investment products included a $73.7 million investment in a euro-denominated investment product. JCG’s investment in the euro-denominated investment product was partially redeemed throughout the first and second quarters of 2014 and was fully redeemed in July 2014.

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2014, primarily represents $62.2 million of repurchases of common stock, $60.0 million for the repayment of the 2014 Convertible Notes in the third quarter 2014, $43.6 million of dividends paid to JCG shareholders and $38.9 million for the repayment of the 2014 Senior Notes in the second quarter 2014.

Cash used for financing activities for the nine months ended September 30, 2013, primarily represents $34.1 million for the purchase of noncontrolling interests, $26.5 million of dividends paid to JCG shareholders, $22.2 million of repurchases of common stock, $16.1 million for the purchase of a convertible senior note hedge and $8.9 million related to the open market repurchase of outstanding 2017 Senior Notes partially offset by $10.5 million of proceeds from the issuance of stock warrants.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.     Controls and Procedures

As of September 30, 2014, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the U.S. Securities and Exchange Commission. Richard M. Weil, Chief Executive Officer, and Jennifer J. McPeek, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Ms. McPeek concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2014 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

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

During the nine months ended September 30, 2014, JCG repurchased 5,198,292 shares of its common stock at an average price of $11.79 per share and a total cost of $61.3 million as part of the share repurchase program. Any future repurchases of common stock will depend on prevailing market conditions, the Company’s liquidity requirements, contractual and legal restrictions, and other factors.

In addition to the share repurchase program, JCG repurchased 77,867 shares in February 2014, 2,234 shares in April 2014 and 2,052 shares in July 2014 from employees as part of a share withholding program to satisfy the employees’ minimum statutory income tax liabilities attributable to the vesting of restricted stock.

				Maximum number (or
	Total number of		Total number of shares (or	approximate dollar value) of
	shares (or	Average price	units) purchased as part of	shares (or units) that may yet
	units)	paid per share	publicly announced plans or	be purchased under the plans
Period	purchased	(or unit)	programs	or programs (end of month)
January	—	n/a	—	$472 million
February	458,967	$10.92	381,100	$468 million
March	573,932	$11.02	573,932	$461 million
April	582,934	$11.33	580,700	$455 million
May	796,860	$11.75	796,860	$445 million
June	770,900	$12.22	770,900	$436 million
July	782,652	$12.40	780,600	$426 million
August	652,000	$11.92	652,000	$419 million
September	662,200	$12.04	662,200	$411 million
Total	5,280,445	$11.78	5,198,292

Item 6.     Exhibits

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: October 23, 2014

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