Form 10-K
period 2014-12-31
JANUS CAPITAL GROUP INC
filed 2015-02-24
CIK 1065865

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2014, the aggregate market value of common equity held by non-affiliates was $2,351,890,907. As of February 20, 2015, there were 187,222,360 shares of the Company's common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated
Company's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III

JANUS CAPITAL GROUP INC.
2014 FORM 10-K ANNUAL REPORT

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") and Section 27A of the Securities Act of 1933. In addition, Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") may make other written and oral communications from time to time (including, without limitation, in the Company's 2014 Annual Report to Stockholders) that contain such statements. Forward-looking statements include statements as to industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of Company management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1A, Risk Factors, and elsewhere in this report and other documents filed or furnished by JCG from time to time with the Securities and Exchange Commission ("SEC"). JCG cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Except to the extent required under applicable securities law and stock exchange rules, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 1.    BUSINESS

JCG provides investment management, administration, distribution and related services to financial advisors, individuals and institutional clients through mutual funds, other pooled investment vehicles, separate accounts and subadvised relationships (collectively referred to as "investment products") in both domestic and international markets. Over the last several years, JCG has expanded its business to become a more diversified manager with increased investment product offerings and distribution capabilities. JCG provides investment management competencies across a range of disciplines, including fundamental U.S. and global equities (growth and value), mathematical equities, fixed income and alternatives, through its subsidiaries, Janus Capital Management LLC ("Janus"), INTECH Investment Management LLC ("INTECH") and Perkins Investment Management LLC ("Perkins"). These subsidiaries specialize in specific investment styles, and each has its own unique and independent perspective. JCG's investment products are distributed through three primary channels: retail intermediary, institutional and international. Each distribution channel focuses on specific investor groups and the unique requirements of each group. As of December 31, 2014, JCG managed $183.1 billion of assets for mutual fund shareholders, clients and institutions around the globe.

On December 1, 2014, the Company announced the closing of its acquisition of VS Holdings Inc., the parent company of VelocityShares, LLC ("VelocityShares"). VelocityShares is a sponsor of unique exchange-traded products ("ETPs"), including rules-based exchange-traded funds ("ETFs"), that are institutionally-focused and offer sophisticated volatility management solutions. VelocityShares was a sponsor to $2.3 billion in assets upon close of the acquisition.

Although we manage and distribute a wide range of investment products and services, the Company's management directs JCG's operations as one business, the investment management business, and thus operates in one business segment.

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

Subsidiaries

Janus

Janus has managed primarily growth equity portfolios since 1969 with the introduction of the Janus Fund. Janus has leveraged its research-driven investment philosophy and culture to other areas of the markets, including fundamental and global macro fixed income and diversified alternatives. Independent thinking and fundamental research are at the core of Janus' investment culture across the equity and fixed income investment teams. Janus believes its depth of research, willingness to make concentrated investments when Janus believes it has a research edge and commitment to delivering strong long-term results for its investors differentiate Janus from its competitors.

At December 31, 2014, Janus managed $84.2 billion of long-term equity assets, $34.4 billion of fixed income assets and $1.3 billion of money market assets, or 65% of total Company assets under management.

INTECH

INTECH has managed institutional portfolios since 1987, establishing one of the industry's longest continuous performance records of mathematical equity investment strategies. INTECH's unique investment process is based on a mathematical theorem that seeks to add value for clients by capitalizing on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a specified benchmark index while controlling risks and trading costs. At December 31, 2014, INTECH managed $51.0 billion, or 28% of total Company assets under management.

Perkins

Perkins has managed value-disciplined investment products since 1980, focusing on building diversified portfolios of what it believes to be high-quality, undervalued stocks with favorable reward characteristics. With its fundamental research and careful consideration for downside risk, Perkins has established a reputation as a leading value manager. Perkins offers value equity investment products across a range of U.S. asset classes and global equity. At December 31, 2014, Perkins managed $12.2 billion, or 7% of total Company assets under management.

VelocityShares

VelocityShares is a sponsor of unique ETPs that are institutionally-focused and offers sophisticated volatility management solutions. VelocityShares has recently launched a second business around innovative and intelligent ETFs for diversified investment portfolios, currently focused on volatility-hedged equities and equal-risk weighted solutions. These ETF strategies, along with future product innovation, offer significant potential synergies between VelocityShares and JCG. VelocityShares-branded products had $2.4 billion in assets as of December 31, 2014. The majority of these assets represent tactical trading products serving short-term investors and traders in the form of exchange-traded notes. VelocityShares assets are not included in JCG-wide assets under management as VelocityShares is not the named advisor or subadvisor to its branded products.

Distribution Channels

JCG distributes its products through three channels: retail intermediary, institutional and international. Each channel is discussed below.

Retail Intermediary Channel

The retail intermediary channel serves financial advisors, third-party intermediaries and retirement platforms in the U.S. In addition, this channel serves existing individual investors who invest in JCG products through a mutual fund supermarket or directly with JCG.

Significant investments have been made to grow the Company's presence in the financial advisor subchannel over the last several years, including doubling the number of external and internal field wholesalers, enhancing the Company's technology platform and recruiting highly seasoned client relationship managers. At December 31, 2014, assets in the retail intermediary channel totaled $112.6 billion, or 61% of total Company assets under management.

Institutional Channel

The institutional channel serves U.S. corporations, endowments, foundations, Taft-Hartley funds and public fund clients and focuses on distribution direct to the plan sponsor and through consultants. JCG has recently invested resources to expand the firm's institutional operations with dedicated teams for consultant relations, client strategy and service as well as external sales. Although the current asset base in this channel is weighted heavily toward INTECH's mathematical products, the Company has steadily increased its fixed income penetration, growing fixed income assets to $5.2 billion over the last several years. At December 31, 2014, assets in the institutional channel totaled $41.6 billion, or 23% of total Company assets under management.

International Channel

The international channel primarily serves professional retail and institutional investors outside of the U.S., including central and local government pension plans, corporate pension plans, multi-managers, insurance companies and private banks. International products are offered through separate accounts, subadvisory relationships and Janus Capital Funds Plc, a Dublin-domiciled mutual fund trust. During 2014, JCG continued to strategically expand its global distribution and product capabilities in the international channel. At December 31, 2014, assets in the international channel totaled $28.9 billion, or 16% of total Company assets under management. JCG operates international offices in London, Paris, Milan, Munich, Frankfurt, The Hague, Dubai, Zurich, Singapore, Hong Kong, Tokyo, Melbourne and Taipei.

COMPETITION

The investment management industry is relatively mature and saturated with competitors that provide services similar to JCG. As such, JCG encounters significant competition in all areas of its business. JCG competes with other investment managers, mutual fund advisers, brokerage and investment banking firms, insurance companies, hedge funds, venture capitalists, banks and other financial institutions, many of which are larger, have proprietary access to certain distribution channels, have a broader range of product choices and investment capabilities, and have greater capital resources. Additionally, the marketplace for investment products is rapidly changing, investors are becoming more sophisticated, the demand for and access to investment advice and information is becoming more widespread, and more investors are demanding investment vehicles that are customized to their individual requirements.

JCG believes its ability to successfully compete in the investment management industry significantly depends upon its ability to achieve consistently strong investment performance, provide exceptional client service and strategic partnerships, and develop and innovate products that will best serve its clients.

REGULATION

The investment management industry is subject to extensive federal, state and international laws and regulations intended to benefit and protect the shareholders of investment products such as those managed by JCG's subsidiaries and advisory clients of JCG's subsidiaries. The costs of complying with such laws and regulations have significantly increased and may continue to contribute significantly to the costs of doing business as a global investment adviser. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of businesses and to impose sanctions for failure to comply with laws and regulations. Possible consequences for failure to comply include, but are not limited to, voiding of investment advisory and subadvisory agreements, the suspension of individual employees (particularly investment management and sales personnel), limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, disgorgement of profits, and censures and fines. Further, failure to comply with such laws and regulations may provide the basis for civil litigation that may also result in significant costs and reputational harm to JCG.

U.S. Regulation

JCG and certain of its U.S. subsidiaries are subject to laws and regulations from a number of government agencies and regulatory bodies including, but not limited to, the SEC, the U.S. Department of Labor ("DOL"), the Financial Industry Regulatory Authority ("FINRA") and the Commodity Futures Trading Commission ("CFTC").

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

Investment Company Act of 1940

Certain of JCG's subsidiaries act as the adviser or subadviser to mutual funds, which are registered with the SEC pursuant to the Investment Company Act of 1940, as amended (the "1940 Act"). Certain of JCG's subsidiaries also serve as adviser or subadviser to investment products that are not required to be registered under the 1940 Act. As an adviser or subadviser to a registered investment company, these subsidiaries must comply with the requirements of the 1940 Act and related regulations including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the "Code").

Broker-Dealer Regulations

JCG's limited purpose broker-dealer subsidiary, Janus Distributors LLC ("JD"), is registered with the SEC under the Exchange Act and is a member of FINRA, the securities industry's domestic self-regulatory organization. JD is the general distributor and agent for the sale and distribution of shares of domestic mutual funds that are directly advised or serviced by certain of JCG's subsidiaries. The SEC imposes various requirements on JD's operations, including disclosure, recordkeeping and accounting. FINRA has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The SEC and FINRA also impose net capital requirements on registered broker-dealers.

JD is also subject to regulation under state law. The federal securities laws prohibit states from imposing substantive requirements on broker-dealers that exceed those under federal law. This does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning broker-dealers and their employees for engaging in misconduct.

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

CFTC

In 2012, the CFTC adopted regulations that required Janus to register as a Commodity Pool Operator ("CPO") and become a member of the National Futures Association ("NFA") in connection with the operation of certain of the Company's products. The regulations generally impose certain registration, reporting and disclosure requirements on CPOs and products which utilize futures, swaps and other derivatives that are subject to CFTC regulation. The CFTC or NFA may institute proceedings to enforce applicable rules and regulations, and violations may result in fines, censure or the termination of CPO registration and NFA membership.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law in July 2010. The Dodd-Frank Act established enhanced regulatory requirements for non-bank financial institutions designated as "systemically important" by the Financial Stability Oversight Council ("FSOC"). Subsequently, in April 2012, the FSOC issued a final rule and interpretive guidance related to the process by which it will designate non-bank financial companies as systemically important financial institutions ("SIFI"). Certain non-bank financial companies have since been designated as SIFIs and additional non-bank financial companies, including large asset management companies, may be designated as SIFIs in the future. If JCG were designated a SIFI, it would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, and supervisory and other requirements. These heightened regulatory requirements could adversely affect the Company's business and operations.

International Regulation

JCG increased its product offerings and international business activities over the past several years, resulting in increased exposure to international regulation. JCG's international subsidiaries are subject to the laws and regulations of non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies, including the following:

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

•
Canadian Provincial Securities Commissions

•
Financial Supervisory Service and the Financial Services Commission in Korea

•
Financial Market Supervisory Authority in Switzerland

These regulatory agencies have broad supervisory and disciplinary powers, including, among others, the power to temporarily or permanently revoke the authorization to conduct regulated business, suspend registered employees, and censure and fine both regulated businesses and their registered employees. As JCG expands its international presence, the costs and risks associated with doing business in other countries will increase.

Many of the non-U.S. securities exchanges and regulatory authorities have imposed rules (and others may impose rules) relating to capital requirements applicable to JCG's foreign subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity, and require that a minimum amount of assets be kept in relatively liquid form.

EMPLOYEES

As of December 31, 2014, JCG had 1,209 full-time employees. None of these employees are represented by a labor union.

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

JCG's Officer Code of Ethics for Chief Executive Officer and Senior Financial Officers (including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) (the "Officer Code"); Corporate Code of Business Conduct for all employees; corporate governance guidelines; and the charters of key committees of the Board of Directors (including the Audit, Compensation, and Nominating and Corporate Governance committees) are available on the Investor Relations section of JCG's website (http://ir.janus.com), and printed copies are available to any shareholder upon request by calling JCG at (888) 834-2536. Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of JCG's website.

ADDITIONAL FINANCIAL INFORMATION

See additional financial information about segments and geographical areas in Part II, Item 8, Financial Statements and Supplementary Data, Note 18 — Segment and Geographic Information, of this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

JCG faces numerous risks, uncertainties and other factors that are substantial and inherent to its business, including market, operational, legal and regulatory risks. The following are significant factors that could affect JCG's business.

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

•
Redemptions and other withdrawals.  Investors may reduce their investments in specific JCG investment products or in the markets in which JCG's investment products are concentrated in response to adverse market conditions, inconsistent investment performance, the pursuit of other investment opportunities or other factors.

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

•
Relative investment performance.  JCG's investment products are often judged on their performance as compared to benchmark indices or peer groups, or on an absolute return basis. Any period of underperformance of investment products may result in the loss of existing assets and affect JCG's ability to attract new assets. In addition, approximately 36% of the Company's assets under management at December 31, 2014, are subject to performance fees. Performance fees are based on each product's investment performance as compared to an established benchmark index over a specified period of time. If investment products subject to performance fees underperform their respective benchmark index for a defined period, JCG's revenues and thus results of operations may be adversely affected. In addition, performance fees subject JCG's revenues to increased volatility.

JCG's results are dependent on its ability to attract and retain key personnel.

The investment management business is highly dependent on the ability to attract, retain and motivate highly skilled and often highly specialized technical, executive, sales and investment management personnel. The market for qualified investment and sales professionals is extremely competitive and is increasingly characterized by the frequent movement of portfolio managers, analysts and salespersons among different firms. Any changes to management structure, shifts in corporate culture, changes to corporate governance authority, or adjustments or reductions to compensation could affect JCG's ability to retain key personnel and could result in legal claims. If JCG is unable to retain key personnel, it could adversely affect JCG's assets under management, results of operations and financial condition.

JCG is dependent upon third-party distribution channels to access clients and potential clients.

JCG's ability to market and distribute its investment products is significantly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, broker-dealers, financial advisors, banks and other distribution channels. These companies generally offer their clients various investment products in addition to, and in competition with, JCG. Further, the separate account business uses referrals from financial planners, investment advisers and other professionals. JCG cannot be certain that it will continue to have access to these third-party distribution channels or have an opportunity to offer some or all of its investment products through these channels. In addition, JCG's existing relationships with third-party distributors and access to new distributors could be adversely affected by recent consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing JCG's investment products or increased competition to access third-party distribution channels. The inability to access clients through third-party distribution channels could adversely affect JCG's business prospects, assets under management, results of operations and financial condition.

INTECH's investment process is highly dependent on key employees and proprietary software.

INTECH's investment process is based on complex and proprietary mathematical models that seek to outperform various indices by capitalizing on the volatility in stock price movements while controlling trading costs and overall risk relative to the index. The maintenance of such models for current products and the development of new products are highly dependent on certain key INTECH employees. If INTECH is unable to retain key personnel or properly transition key personnel responsibilities to others, or if the mathematical investment strategies fail to produce the intended results, INTECH may not be able to maintain its historical level of investment performance, which could adversely affect JCG's assets under management, results of operations and financial condition.

Changes in the value of seeded investment products could affect JCG's nonoperating income or earnings and could increase the volatility of its earnings.

JCG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment or "seeding" to facilitate the launch of the product. A decline in the valuation of these seeded investments could increase the volatility of JCG's earnings and result in a decline in earnings and financial condition.

JCG's international operations are subject to foreign risks, including political, regulatory, economic and currency risks.

JCG operates offices and advises clients outside of the U.S., and is thereby subject to risks inherent in doing business internationally. These risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, difficulties in collecting investment advisory fees receivable, different, and in some cases, less stringent, legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. These or other risks related to JCG's international operations could adversely affect the Company's assets under management, results of operations and financial condition.

The regulatory environment in which JCG operates has changed and may continue to change.

JCG may be adversely affected as a result of new or revised legislation or regulations, or by changes in the interpretation or enforcement of existing laws and regulations. The Company has increased its product offerings and international business activities over the past several years, resulting in increased exposure to international regulation. The costs and burdens of compliance with these and other new reporting and operational requirements and regulations have increased significantly and may continue to increase the cost of operating mutual funds and other investment products, which could adversely affect JCG's assets under management, results of operations and financial condition. (See Part I, Item 1, Business — Regulation, of this Annual Report on Form 10-K.)

Any damage to JCG's reputation could harm its business and lead to a loss of assets under management, revenues and net income.

JCG's reputation is critical to the success of its business. Any damage to the Company's reputation could impede its ability to attract and retain clients and key personnel, and could adversely affect JCG's assets under management, results of operations and financial condition.

JCG's business may be vulnerable to failures or breaches in support systems and client service functions, and may be subject to cyber-attacks.

The ability to consistently and reliably obtain securities pricing information, process client transactions and provide reports and other client service to the shareowners of funds and other investment products managed by JCG is essential to JCG's operations. Any delays, errors or inaccuracies in obtaining pricing information, processing client transactions or providing reports, and any other inadequacies in other client service functions could alienate clients, result in financial loss and potentially give rise to regulatory action and claims against JCG. Any failures of the Company's systems could adversely affect JCG's results of operations and financial condition, assets under management, and ability to maintain confidential information relating to its clients and business operations.

JCG's client service capabilities as well as JCG's ability to obtain prompt and accurate securities pricing information and to process client transactions and reports are significantly dependent on communication and information systems and services provided by third-party vendors. Also, JCG's established disaster recovery plans could suffer failures or interruptions due to various natural or man-made causes, and the backup procedures and capabilities may not be adequate to avoid extended interruptions. Furthermore, JCG places significant reliance on its automated systems, thereby increasing the related risks if such systems were to fail. A failure of third-party systems or services, disaster recovery plans or automated systems could adversely affect JCG's assets under management, results of operations and financial condition.

In addition, JCG maintains confidential information relating to its clients and business operations. Authorized persons could inadvertently or intentionally release confidential or proprietary information. Further, JCG's systems could be infiltrated by unauthorized users or damaged by computer viruses or other malicious software code as a result of cyber-attacks by computer programmers and hackers. While JCG has established business continuity plans and risk management systems designed to prevent or reduce the severity of any such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. JCG also cannot directly control any cyber security plans and systems put in place by third-party service providers. Unauthorized or inadvertent disclosure of confidential or proprietary information could be detrimental to JCG's reputation and lead to legal claims, negative publicity, regulatory action, increased costs or loss of revenue, among other things.

JCG's business is dependent on investment advisory agreements that are subject to termination, non-renewal or reductions in fees.

JCG derives revenue from investment advisory agreements with mutual funds and other investment products. With respect to investment advisory agreements with mutual funds, these agreements may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the 1940 Act), and must be approved and renewed annually by the independent members of each fund's board of directors or trustees, or its shareowners, as required by law. In addition, the board of directors or trustees of certain funds generally may terminate these investment advisory agreements upon written notice for any reason and without penalty. The termination of or failure to renew one or more of these agreements or the reduction of the fee rates applicable to such agreements could have a material adverse effect on JCG's revenues and profits, and the Company's assets under management.

JCG's financial results could be adversely affected by the financial stability of other financial institutions.

JCG routinely executes transactions with various counterparties in the financial services industry. Historical market volatility highlights the interconnection of the global markets and demonstrates how the deteriorating financial condition of one institution may materially and adversely affect the performance of other institutions. JCG may be exposed to operational, credit or other risks in the event that a counterparty with whom the Company transacts defaults on its obligations or if there are other unrelated systemic failures in the markets.

JCG's indebtedness could adversely affect its financial condition and results of operations.

JCG's indebtedness could limit its ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt servicing requirements or other purposes. Debt servicing requirements increase JCG's vulnerability to adverse economic, market and industry conditions; limit JCG's flexibility in planning for or reacting to changes in business operations or to the asset management industry overall; and place JCG at a disadvantage in relation to competitors that have lower debt levels. In addition, JCG's 6.700% Senior Notes due 2017 ("2017 Senior Notes") are subject to an increase in interest rates in the event of a credit rating downgrade by either Standard & Poor's ("S&P") Rating Service or Moody's Investors Service, Inc. ("Moody's"). Certain of JCG's indebtedness is also subject to repurchase at 101% of the principal balance if the Company experiences a change of control, and in connection therewith, the applicable notes become rated below investment grade. (See Part II, Item 8, Financial Statements and Supplementary Data, Note 7 — Debt, of this Annual Report on Form 10-K.) Any or all of the above events and factors could adversely affect JCG's assets under management, results of operations and financial condition.

JCG is involved in various legal proceedings and regulatory matters and may be involved in such proceedings in the future.

JCG and its employees are periodically involved in various legal proceedings and regulatory matters. These matters could adversely affect JCG's assets under management, results of operations and financial condition. Additionally, JCG and its employees have received and may receive in the future requests for information in connection with certain investigations or proceedings from various governmental and regulatory authorities. These investigations or proceedings may result in increased costs or reputational harm to the Company, which may lower sales and increase redemptions.

JCG operates in a highly competitive environment and its current fee structure may be reduced.

The investment management business is highly competitive and has relatively low barriers to entry. JCG's current fee structure may be subject to downward pressure due to these factors. Moreover, in recent years there has been a trend toward lower fees in the investment management industry. Fee reductions on existing or future new business as well as changes in regulations pertaining to its fee structure could adversely affect JCG's results of operations and financial condition. Additionally, JCG competes with investment management companies on the basis of investment performance, fees, diversity of products, distribution capability, reputation and the ability to develop new investment products to meet the changing needs of investors. Failure to adequately compete could adversely affect JCG's assets under management, results of operations and financial condition.

JCG has significant goodwill and intangible assets that are subject to impairment.

Goodwill and intangible assets totaled $1.8 billion at December 31, 2014. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. JCG has recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. JCG reviews the carrying value of goodwill and intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of its intangible assets may be below their carrying value. JCG evaluates the value of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should such reviews indicate impairment, a write-down of the carrying value of the intangible asset could occur, resulting in a non-cash charge that may, in turn, adversely affect JCG's assets under management, results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

JCG's headquarters are located in Denver, Colorado. JCG leases office space from non-affiliated companies for administrative, investment and client servicing operations in the following locations:

•
Denver, Glendale and Aurora, Colorado

•
Chicago, Illinois

•
Princeton, New Jersey

•
West Palm Beach, Florida

•
Newport Beach, California

•
San Francisco, California

•
Darien, Connecticut

•
Boston, Massachusetts

•
London

•
Paris

•
Milan

•
Munich

•
Frankfurt

•
The Hague

•
Dubai

•
Zurich

•
Singapore

•
Hong Kong

•
Tokyo

•
Melbourne

•
Taipei

In the opinion of management, the space and equipment owned or leased by the Company are adequate for existing operating needs.

ITEM 3.    LEGAL PROCEEDINGS

The information set forth in response to Item 103 of Regulation S-K under "Legal Proceedings" is incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, Note 15 — Commitments and Contingencies, of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

JCG Common Stock

JCG's common stock is traded on the New York Stock Exchange ("NYSE") (symbol: JNS). The following table presents the high and low sale prices as reported on the NYSE composite tape for each completed quarter in 2014 and 2013.

	2014		2013
Quarter	High	Low	High	Low
First	$12.99	$10.32	$9.83	$8.95
Second	$12.91	$10.40	$9.41	$8.09
Third	$15.89	$11.08	$9.87	$8.35
Fourth	$16.47	$13.40	$12.50	$8.56

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of JCG's common stock over the five-year period ending December 31, 2014, the last trading day of 2014, and compares it to the cumulative total return on the S&P 500 Index and the S&P Diversified Financials Index. The comparison assumes a $100 investment on December 31, 2009, in JCG's common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of JCG's common stock.

On December 31, 2014, there were approximately 2,696 holders of record of JCG's common stock.

Dividends

The payment of cash dividends is within the discretion of JCG's Board of Directors and depends on many factors, including, but not limited to, JCG's results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements. Dividends are subject to quarterly declaration by JCG's Board of Directors.

On April 17, 2014, JCG's Board of Directors approved an increase of $0.01 per share, or 14%, in the Company's regular quarterly dividend. The approved quarterly rate of $0.08 per share represents an expected annualized dividend rate of $0.32 per share of common stock.

On January 15, 2015, JCG's Board of Directors declared a regular quarterly cash dividend of $0.08 per share, which will be paid on February 27, 2015, to stockholders of record at the close of business on February 13, 2015.

The following cash dividends were declared and paid during 2014:

Record date	Payment date	Dividend per share
February 7, 2014	February 21, 2014	$0.07
May 9, 2014	May 23, 2014	$0.08
August 8, 2014	August 22, 2014	$0.08
November 7, 2014	November 21, 2014	$0.08

JCG declared and paid three $0.07 per share dividends in 2013. JCG declared and paid one $0.05 per share dividend and four $0.06 per share dividends in 2012.

Common Stock Repurchases

JCG's Board of Directors authorized five separate $500 million share repurchase programs beginning in July 2004 with the most recent authorization in July 2008. JCG did not repurchase any of its common stock from the end of 2008 through the end of 2011.

As part of its capital and liquidity management, JCG resumed stock repurchases in the first quarter 2012 with the intention to offset dilution resulting from stock-based compensation and to return capital to shareholders. During the year ended December 31, 2014, JCG repurchased 6,755,292 shares of its common stock at an average price of $12.49 per share and a total cost of $84.4 million as part of the share repurchase program. Any future repurchases of common stock will depend on prevailing market conditions, the Company's liquidity requirements, contractual and legal restrictions, and other factors.

In addition to the stock repurchase program, JCG repurchased 206,313 shares totaling $2.8 million throughout 2014 from employees as part of a share withholding program to satisfy the employees' minimum statutory income tax liabilities attributable to the vesting of restricted stock. JCG also repurchased 295,850 shares of common stock from The Dai-ichi Life Insurance Company ("Dai-ichi Life") on January 27, 2015, for a total cost of $4.6 million, in order for Dai-ichi Life to comply with the ownership limit obligations under the investment agreement between JCG and Dai-ichi Life.

The stock repurchase program is within the parameters of Rule 10b5-1 of the Exchange Act.

The following table presents total 2014 JCG common stock repurchases by month as part of the share repurchase programs:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs (end of month)
January	—	n/a	—	$472 million
February	458,967	$10.92	381,100	$468 million
March	573,932	$11.02	573,932	$461 million
April	582,934	$11.33	580,700	$455 million
May	796,860	$11.75	796,860	$445 million
June	770,900	$12.22	770,900	$436 million
July	782,652	$12.40	780,600	$426 million
August	652,000	$11.92	652,000	$419 million
September	662,200	$12.04	662,200	$411 million
October	582,100	$14.31	582,100	$402 million
November	550,900	$14.66	550,900	$394 million
December	548,160	$15.91	424,000	$387 million

Total	6,961,605	$12.54	6,755,292

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(dollars in millions, except operating data and per share data)
Income statement:
Revenues	$953.2	$873.9	$850.0	$981.9	$1,015.7
Operating expenses	663.5	634.8	635.5	670.1	734.1

Operating income	289.7	239.1	214.5	311.8	281.6
Interest expense	(33.1)	(41.1)	(45.0)	(51.0)	(63.2)
Investment gains (losses), net	(1.9)	6.5	11.1	(21.9)	24.7
Other income, net	3.0	4.5	3.2	3.8	1.9
Loss on early extinguishment of debt	—	(13.5)	(7.2)	(9.9)	—
Income tax provision	(102.3)	(73.3)	(64.7)	(79.4)	(76.4)

Net income	155.4	122.2	111.9	153.4	168.6
Noncontrolling interests	(1.0)	(7.5)	(9.6)	(10.5)	(8.7)

Net income attributable to JCG common shareholders	$154.4	$114.7	$102.3	$142.9	$159.9

Earnings per share attributable to JCG common shareholders: (1)
Basic	$0.82	$0.62	$0.56	$0.78	$0.89
Diluted	$0.81	$0.62	$0.55	$0.78	$0.88
Weighted-average diluted common shares outstanding	184.9	185.9	185.1	184.2	182.0
Dividends declared and paid per share	$0.31	$0.21	$0.29	$0.15	$0.04
Balance sheet (as of December 31):
Total assets	$2,793.2	$2,747.3	$2,660.4	$2,644.0	$2,726.8
Long-term debt (including current portion)	$450.5	$544.6	$545.1	$595.2	$799.8
Other non-current liabilities	$519.6	$480.1	$477.8	$465.5	$453.3
Redeemable noncontrolling interests	$5.4	$7.3	$42.9	$85.4	$82.8
Operating data (in billions):
Year-end assets under management (2)	$183.1	$173.9	$156.8	$148.2	$169.5
Average assets under management (2)	$175.8	$165.4	$156.3	$162.3	$160.7
Long-term net flows (2) (3)	$(4.9)	$(19.7)	$(12.0)	$(12.2)	$(10.8)
(1)
Each component of earnings per share presented has been individually rounded.

(2)
Does not include VelocityShares assets at December 31, 2014, as VelocityShares is not the named advisor or subadvisor to its branded products.

(3)
Long-term net flows represent total Company net sales and redemptions, excluding money market assets. Money market flows have been excluded due to the short-term nature of such investments.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 SUMMARY

JCG finished 2014 with assets under management of $183.1 billion, an increase of 5.3% from the end of 2013, as a result of market appreciation partially offset by long-term net outflows. Long-term net outflows improved significantly from $19.7 billion in 2013 to $4.9 billion in 2014 driven by lower net redemptions in JCG's fundamental and mathematical equity strategies and higher net sales in JCG's fixed income strategies.

Total revenue for JCG in 2014 of $953.2 million increased $79.3 million, or 9.1%, from 2013 as a result of higher assets under management and lower negative mutual fund performance fees.

The Company remains focused on operating efficiently by managing operating expenses in relation to total revenue. JCG realized operating margins of 30.4% and 27.4% for 2014 and 2013, respectively.

Net income attributable to JCG common shareholders for 2014 totaled $154.4 million, or $0.81 per diluted share, compared with $114.7 million, or $0.62 per diluted share, for 2013. The main contributor to the increase in net income attributable to JCG common shareholders was increased assets under management.

JCG made significant progress on a number of strategic priorities in 2014, including the following:

•
Continue to focus on the fundamental equity franchise — As of December 31, 2014, 66% and 81% of fundamental equity assets were in the top two Morningstar quartiles on a 1- and 3-year basis, respectively, compared to 38% and 39% a year ago.

•
Grow the fixed income franchise — In 2014, the fixed income franchise posted its sixth consecutive year of positive flows, growing at an organic growth rate of 15%. In September 2014, the Company announced the hiring of William H. Gross as portfolio manager. Mr. Gross manages the Company's global macro fixed income strategies.

•
Expand non-U.S. distribution capabilities and product offerings — Full-year 2014 net flows of $3.4 billion, a 14% organic growth rate, marked the fourth consecutive year of positive flows into non-U.S. operations and represented the strongest year of non-U.S. net flows in the firm's history. JCG's strategic alliance with Dai-ichi Life continues to assist with the Company's ongoing growth in Japan.

•
Increase U.S. institutional market presence — JCG has expanded its institutional operations with dedicated teams for consultant relations, client strategy and service as well as external sales, and JCG remains focused on increasing the number of consultant recommendations across investment strategies.

•
Develop solutions-based products — During 2014, JCG continued to develop products that are less correlated to equity beta and interest rate risk through the INTECH and Liquid Alternatives teams, which the Company believes will help meet the needs of its clients in the future. Additionally, as part of the Company's continued investment to build out asset allocation capabilities, JCG hired Myron Scholes, Ph.D., and Ashwin Alankar, Ph.D., who will lead the Company's efforts to expand JCG's asset allocation investment solutions with strong risk/reward characteristics. Lastly, JCG's acquisition of VelocityShares positions the firm to deliver rules-based and actively managed products within the rapidly growing ETF universe, enhancing the customized solutions JCG can provide to its clients and enabling the Company to work with the growing segment of financial advisors and institutions focused on these instruments.

JCG's focus for 2015 is to deliver excellence in active management across equities, fixed income and asset allocation through strengthening legacy franchises and continuing innovation.

Investment Performance of Assets Under Management

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

The following table is a summary of investment performance as of December 31, 2014:

	Percentage of mutual fund assets outperforming majority of Morningstar peers (1)
	1-Year	3-Year	5-Year
Complex-wide mutual fund assets	57%	82%	53%
Fundamental equity mutual fund assets	66%	81%	48%
Fixed income mutual fund assets	2%	85%	80%

	Percentage of relative return strategies outperforming respective benchmarks (2)
	1-Year	3-Year	5-Year
Mathematical equity strategies	15%	54%	75%

Percentage of complex-wide mutual funds with 4- or 5-star Overall Morningstar RatingTM
Complex-wide mutual funds	50%
(1)
References Morningstar relative performance on an asset-weighted basis.

(2)
References performance of relative return strategies, net of fees.

Assets Under Management

Assets Under Management and Flows

Total Company assets under management increased $9.2 billion, or 5.3%, from 2013 as a result of net market appreciation of $14.2 billion offset by long-term net outflows of $4.9 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets. Money market net outflows were $0.1 billion in 2014.

Fundamental equity net outflows were $7.6 billion in 2014 compared with $15.9 billion in 2013. The decrease in net outflows was primarily driven by a decrease in redemptions driven by improved investment performance and an increase in sales in 2014.

JCG continued to grow its fixed income franchise, with positive net inflows of $4.4 billion in 2014 compared to $0.9 billion in 2013. The year-over-year increase was driven by continued strong investment performance in 2014 and the hiring of Mr. Gross in September 2014.

Mathematical equity net outflows were $1.7 billion in 2014 compared with $4.7 billion in 2013. The decrease in net outflows was primarily driven by a decrease in redemptions and an increase in sales in 2014.

The following table presents the components of JCG's assets under management for the years ended December 31, 2014, 2013 and 2012 (in billions):

	Year ended December 31,
	2014	2013	2012
Beginning of year assets	$173.9	$156.8	$148.2
Long-term sales (1)
Fundamental equity	18.6	17.2	17.5
Fixed income	13.7	12.6	11.6
Mathematical equity	6.6	5.2	4.9
Long-term redemptions (1)
Fundamental equity	(26.2)	(33.1)	(27.9)
Fixed income	(9.3)	(11.7)	(7.6)
Mathematical equity	(8.3)	(9.9)	(10.5)

Long-term net flows (1)
Fundamental equity	(7.6)	(15.9)	(10.4)
Fixed income	4.4	0.9	4.0
Mathematical equity	(1.7)	(4.7)	(5.6)

Total long-term net flows	(4.9)	(19.7)	(12.0)
Net money market flows	(0.1)	(0.1)	—
Market/fund performance	14.2	36.9	20.6

End of year assets (2)	$183.1	$173.9	$156.8

(1)
Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

(2)
Does not include $2.4 billion of VelocityShares assets at December 31, 2014 as VelocityShares is not the named advisor or subadvisor to its branded products.

	Year ended December 31,
	2014	2013	2012
Average assets under management: (1)
Fundamental equity	$94.0	$93.0	$90.4
Fixed income	31.3	27.7	23.9
Mathematical equity	49.1	43.3	40.6
Money market	1.4	1.4	1.4

Total	$175.8	$165.4	$156.3

(1)
Does not include VelocityShares assets at December 31, 2014 as VelocityShares is not the named advisor or subadvisor to its branded products.

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

	Year ended December 31,
	2014	2013	2012
Growth/Core (1)
Beginning of year assets	$60.8	$53.8	$49.7
Sales	10.6	10.5	9.9
Redemptions	(13.7)	(19.2)	(14.8)

Net redemptions	(3.1)	(8.7)	(4.9)
Market/fund performance	6.2	15.7	9.0

End of year assets	$63.9	$60.8	$53.8

Global/International
Beginning of year assets	$19.3	$17.9	$18.4
Sales	5.5	3.3	3.6
Redemptions	(5.2)	(5.6)	(6.4)

Net sales (redemptions)	0.3	(2.3)	(2.8)
Market/fund performance	0.7	3.7	2.3

End of year assets	$20.3	$19.3	$17.9

Mathematical Equity
Beginning of year assets	$47.6	$40.2	$39.9
Sales	6.6	5.2	4.9
Redemptions	(8.3)	(9.9)	(10.5)

Net redemptions	(1.7)	(4.7)	(5.6)
Market/fund performance	5.1	12.1	5.9

End of year assets	$51.0	$47.6	$40.2

Fixed Income (1)
Beginning of year assets	$28.9	$26.4	$20.6
Sales	13.7	12.6	11.6
Redemptions	(9.3)	(11.7)	(7.6)

Net sales	4.4	0.9	4.0
Market/fund performance	1.1	1.6	1.8

End of year assets	$34.4	$28.9	$26.4

Value
Beginning of year assets	$15.9	$17.0	$18.1
Sales	2.5	3.4	4.0
Redemptions	(7.3)	(8.3)	(6.7)

Net redemptions	(4.8)	(4.9)	(2.7)
Market/fund performance	1.1	3.8	1.6

End of year assets	$12.2	$15.9	$17.0

	Year ended December 31,
	2014	2013	2012
Money Market
Beginning of year assets	$1.4	$1.5	$1.5
Sales	0.6	0.6	0.8
Redemptions	(0.7)	(0.7)	(0.8)

Net redemptions	(0.1)	(0.1)	—
Market/fund performance	—	—	—

End of year assets	$1.3	$1.4	$1.5

(1)
Growth/core and fixed income assets reflect an even split of the Janus Balanced Fund between the two categories.

VelocityShares

VelocityShares-branded products had $2.4 billion, $2.3 billion and $1.1 billion in assets as of December 31, 2014, December 1, 2014, and December 31, 2013, respectively. VelocityShares assets are not included in JCG-wide assets under management as VelocityShares is not the named advisor or subadvisor to its branded products.

Valuation

The fair value of assets under management is derived from the cash and investment securities underlying JCG's investment products. Investment security values are determined using unadjusted or adjusted quoted market prices and independent third-party price quotes in active markets. JCG uses adjusted market prices to value certain international equity securities in its domestic and non-domestic mutual funds to adjust for stale pricing that may occur between the close of certain foreign exchanges and the NYSE. Security prices are adjusted based upon historical impacts for similar post-close activity. For fixed income securities with maturities of 60 days or less, the amortized cost method is used to determine the value. Securities for which market prices are not readily available or are considered unreliable are internally valued using appropriate methodologies for each security type or by engaging third-party specialists. The fair value of the vast majority of the equity securities underlying JCG's investment products is derived from readily available and reliable market price quotations while the fair value of a majority of the fixed income securities is derived from evaluated pricing from independent third-party providers.

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

JCG performs a number of procedures to validate the pricing received from third-party providers. For actively traded equity securities, prices are received daily from both a primary and secondary vendor. For fixed income securities, prices are received daily from a primary vendor and weekly from a secondary vendor. Prices from the primary and secondary vendors are compared to identify any discrepancies. In the event of a discrepancy, a price challenge may be issued to both vendors. Securities with significant price changes require additional research, which may include a review of all news pertaining to the issue and issuer and any corporate actions. All fixed income prices are reviewed by JCG's fixed income trading desk to incorporate market activity information available to

JCG's traders. In the event the traders have received price indications from market makers for a particular issue, this information is transmitted to the pricing vendors.

All pricing vendors are subject to an annual on-site due diligence review that includes a detailed discussion about the methodologies used, particularly for evaluated prices, and any changes to the methodologies.

JCG is generally not the pricing agent for securities held within separate and subadvised accounts. However, JCG does perform a daily reconciliation between the pricing performed by the pricing agent and the pricing applied based on JCG's procedures. Any pricing discrepancies are resolved with the client designated pricing agent.

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

Results of Operations

Revenues

	Year ended December 31,
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
Revenues (in millions):
Investment management fees	$849.1	$813.0	$782.3	4.4%	3.9%
Performance fees	(48.0)	(82.2)	(75.4)	41.6%	(9.0)%
Shareowner servicing fees and other	152.1	143.1	143.1	6.3%	0.0%

Total revenues	$953.2	$873.9	$850.0	9.1%	2.8%

Investment Management Fees

Investment management fees increased $36.1 million, or 4.4%, from 2013 to 2014 primarily as a result of a 6.3% increase in average assets under management driven by market appreciation in addition to a reduction in long-term net outflows. Revenue increased at a lower rate than average assets primarily due to a product mix shift toward lower yielding products and channels.

Investment management fees increased $30.7 million, or 3.9%, from 2012 to 2013 primarily as a result of a 5.8% increase in average assets under management driven by market appreciation partially offset by long-term net outflows. Revenue increased at a lower rate than average assets primarily due to a product mix shift toward lower yielding products and channels.

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. Negative performance fees were driven by underperformance of certain mutual funds against their respective benchmarks. Negative performance fees improved $34.2 million, or 41.6%, from 2013 to 2014 primarily as a result of improved investment performance and the roll-off of historical underperformance of certain mutual funds against their respective benchmarks.

Negative performance fees increased $6.8 million, or 9.0%, from 2012 to 2013 primarily due to a decrease in positive performance fees on separate accounts. The decrease in positive performance fees on separate accounts was due to an annual $6.7 million nonrecurring fee from an existing client that switched from a performance-based fee to a fixed fee in December 2012.

A summary of mutual fund and separate account assets subject to performance fees as of December 31, 2014 and 2013, is as follows (in billions):

	December 31,
	2014	2013
Mutual fund assets	$49.0	$54.3
Separate account assets	$17.3	$14.1

Operating Expenses

	Year ended December 31,
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
Operating Expenses (in millions):
Employee compensation and benefits	$322.8	$292.7	$274.5	10.3%	6.6%
Long-term incentive compensation	51.3	63.1	66.7	(18.7)%	(5.4)%
Marketing and advertising	19.5	20.2	23.6	(3.5)%	(14.4)%
Distribution	131.0	125.7	126.8	4.2%	(0.9)%
Depreciation and amortization	25.6	28.7	38.5	(10.8)%	(25.5)%
General, administrative and occupancy	113.3	104.4	105.4	8.5%	(0.9)%

Total operating expenses	$663.5	$634.8	$635.5	4.5%	(0.1)%

Employee Compensation and Benefits

Employee compensation and benefits increased $30.1 million, or 10.3%, from 2013 to 2014 and $18.2 million, or 6.6%, from 2012 to 2013, principally due to higher incentive compensation as a result of higher operating income. Company-wide incentive compensation plans are designed to link variable compensation to operating income.

Long-Term Incentive Compensation

Long-term incentive compensation decreased $11.8 million, or 18.7%, from 2013 to 2014, primarily due to a decrease of $13.4 million from the vesting of awards granted in previous years, a decrease of $12.6 million in Perkins senior profits interests awards expense, a decrease of $4.2 million due to lower mark-to-market adjustments for changes in fair value of mutual fund share awards and investments related to deferred compensation plans and a decrease in expense of $2.3 million related to forfeiture rate estimate adjustments. The Perkins senior profits interests awards receive 5% of Perkins' annual taxable income and have a terminal value based on Perkins revenue and relative investment performance of products managed by Perkins. These decreases were partially offset by an increase of $21.2 million of expense from new awards granted during 2014 including $3.4 million of expense related to the new INTECH awards.

Long-term incentive awards granted during 2014 totaled $79.3 million and will generally be recognized ratably over a four-year period. Additionally, in October 2014, INTECH granted new long-term incentive awards to retain and incentivize employees. The new awards consist of appreciation rights, profits interests and phantom interests and are designed to give recipients an equity-like stake in INTECH. Combined, the new awards represent an approximate 12% economic stake in INTECH's pre-incentive operating profits and replace a portion of the prior discretionary bonus pool. The appreciation rights have a grant date fair value of $23.2 million which will be amortized on a straight-line basis over the 10-year vesting schedule.

INTECH profits interests and phantom interests entitle holders to periodic distributions of a portion of INTECH operating income. Distributions are made during employment and, for profits interests, post-employment for up to 10 years. Phantom interests are entitled to a one-time distribution at termination of employment. Compensation expense for post-employment and termination distributions will be based upon the present value of expected future distributions and will be recognized pro rata over the 10-year vesting schedule for profits interests and five years for phantom interests.

JCG generally grants long-term incentive awards in January of each year. The 2015 annual grant totaled $75.2 million and will generally be recognized ratably over a four-year period. The 2015 annual grant is not subject to performance-based accelerated vesting. Long-term incentive compensation expense for the year ended December 31, 2015, is currently expected to be approximately $70 million to $75 million.

Long-term incentive compensation decreased $3.6 million, or 5.4%, from 2012 to 2013, primarily due to a $5.0 million decrease related to forfeiture rate estimate adjustments and a net $4.0 million decrease from the vesting of awards in previous years partially offset by awards granted in 2013. These decreases were partially offset by a $2.4 million increase due to mark-to-market adjustments for changes in fair value of mutual fund share awards and investments related to deferred compensation plans and a $2.3 million increase in Perkins senior profits interests awards expense.

Marketing and Advertising

Marketing and advertising decreased $0.7 million, or 3.5%, from 2013 to 2014 and $3.4 million, or 14.4%, from 2012 to 2013, primarily due to lower brand positioning and advertising expenses as JCG continued to maintain focused marketing and advertising strategies in 2013 and 2014.

Depreciation and Amortization

Depreciation and amortization decreased $3.1 million, or 10.8% from 2013 to 2014 primarily due to the intangible assets associated with INTECH client relationships becoming fully amortized in the first quarter of 2014. Depreciation and amortization decreased $9.8 million, or 25.5%, from 2012 to 2013, primarily due to $7.7 million of intangible asset impairment charges in 2012 from the loss of JCG subadvised relationships. JCG recognizes an impairment charge equal to the unamortized value of the associated intangible asset when notification of termination is received. As of December 31, 2014, JCG no longer has intangible assets that are specifically identified to specific clients.

Non-Operating Income and Expenses

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense decreased $8.0 million, or 19.5%, from 2013 to 2014 primarily as a result of the June 2013 exchange of $110.0 million aggregate principal amount of JCG's existing, 3.250% Convertible Senior Notes due 2014 ("2014 Convertible Notes") for $116.6 million aggregate principal amount of newly issued, 0.750% Convertible Senior Notes due 2018 ("2018 Convertible Notes"). The decrease was also driven by the repayment of the 6.119% Senior Notes due 2014 ("2014 Senior Notes") that matured on April 15, 2014, and the repayment of the remainder of the 2014 Convertible Notes that matured on July 15, 2014.

Interest expense decreased $3.9 million, or 8.7%, from 2012 to 2013, primarily as a result of the June 2013 exchange of the 2014 Convertible Notes for the newly issued 2018 Convertible Notes and the repurchase of the Company's outstanding 2017 Senior Notes for $8.9 million in cash in August 2013. JCG recognized a loss of $12.6 million related to the exchange of notes and a loss of $0.9 million on the repurchase.

Investment Gains (Losses), Net

The components of investment gains (losses), net for the years ended December 31, 2014, 2013 and 2012, are as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Seeded investment products	$8.6	$28.9	$17.8
Noncontrolling interest in seeded investment products	(0.6)	3.4	2.0
Investments in advised mutual funds	(0.1)	8.5	8.6
Index swaps and index futures	(11.2)	(37.4)	(12.5)
Economic hedge for deferred compensation plans	1.3	3.0	1.3
Put spread option contracts	—	—	(6.1)
Other	0.1	0.1	—

Investment gains (losses), net	$(1.9)	$6.5	$11.1

Investment gains (losses), net decreased $8.4 million, or 129.2%, from 2013 to 2014, and $4.6 million, or 41.4%, from 2012 to 2013, primarily due to the mark-to-market of seeded investment products and investments in advised mutual funds partially offset by the net investment losses on the index swaps and index futures. Also affecting the 2013 vs. 2012 variance is a $6.1 million loss recognized in 2012 related to the put spread option contracts. The put spread option contracts were purchased to mitigate potential negative impacts on 2012 profitability in the event of a market downturn.

The index swaps and index futures are part of the Company's seed capital hedging strategy to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seeded investment products. JCG may modify or discontinue this hedging strategy at any time.

Income Tax Provision

JCG's effective tax rate was 39.7%, 37.5% and 36.6% for the years ended December 31, 2014, 2013 and 2012, respectively. JCG's income tax provision for the years ended December 31, 2014, 2013 and 2012, includes the following (in millions):

	December 31,
	2014	2013	2012
Reversal of income tax contingency reserves as a result of the expiration of statutes of limitations and audit settlements	$1.0	$1.3	$2.8
Tax benefit from the reversal of income tax contingency reserves	$0.6	$0.8	$1.8
Tax expense related to the expiration and vesting of certain equity-based compensation awards	$7.8	$5.0	$4.3

LIQUIDITY AND CAPITAL RESOURCES

JCG's capital structure, together with available cash balances, cash flows generated from operations, existing capacity under the Company's credit facility and further capital and credit market activities, if necessary, should provide JCG with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements.

Short-Term Liquidity and Capital Resources

The following table summarizes key balance sheet data relating to JCG's liquidity and capital resources as of December 31, 2014 and 2013 (in millions):

	December 31,
	2014	2013
Cash and cash equivalents:
Cash and cash equivalents held domestically	$392.3	$265.7
Cash and cash equivalents held outside the United States (1)	60.2	78.8

Total cash and cash equivalents	$452.5	$344.5

Accounts receivable	$130.9	$108.8
Investment securities:
Seeded investment products	$285.6	$314.8
Noncontrolling interests (2)	41.0	8.8
Debt securities (3)	—	101.5
Investments in advised mutual funds and the economic hedging of deferred compensation plans (4)	17.4	60.4

Total investment securities	$344.0	$485.5

Long-term debt (including current portion)	$450.5	$544.6
(1)
As of December 31, 2014 and 2013, cash held outside of the United States may not be entirely available for general corporate purposes due to approximately $24 million of capital requirements associated with foreign subsidiaries of JCG.

(2)
The noncontrolling interests balance is associated with seeded investment products.

(3)
The debt securities as of December 31, 2013, matured in 2014 and were intended to match the debt maturity payments due in 2014.

(4)
Represents investments in advised mutual funds and the economic hedging of deferred compensation plans.

Cash and cash equivalents consist primarily of cash on hand and short-term investments with an initial maturity of three months or less when purchased, including investments in money market funds. JCG believes that existing cash and cash generated from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, dividend payments, income tax payments, common share repurchases and interest payments on outstanding debt. JCG may use available cash for general corporate purposes and acquisitions. In addition, JCG may repurchase its outstanding debt securities in open market transactions, privately negotiated transactions, exchanges, tender offers or otherwise. Any repurchase of outstanding debt securities and common stock will depend on prevailing market conditions, JCG's liquidity requirements, contractual and legal restrictions, and other factors.

The current portion of long-term debt was $96.9 million as of December 31, 2013. The December 31, 2013, balance represents $60.0 million of principal related to the 2014 Convertible Notes that was paid with cash on hand on July 15, 2014, and $38.9 million of principal related to the 2014 Senior Notes that was paid with cash on hand on April 15, 2014. JCG's remaining debt matures in 2017 and 2018.

Common Stock Repurchase Program

As part of its capital and liquidity management, JCG maintains a share repurchase program to offset dilution resulting from stock-based compensation and to return capital to shareholders. Share repurchases as part of publicly announced programs during the years ended December 31, 2014 and 2013, were as follows:

	December 31,
	2014	2013
Total cost	$ 84.4 million	$ 31.8 million
Shares repurchased	6,755,292	3,419,001
Average price per share	$ 12.49	$ 9.30

The share repurchase program is within the parameters of Rule 10b5-1 of the Exchange Act.

As of December 31, 2014, $387.4 million is available for share repurchases under the current authorization.

Dividends

Dividends paid during the year ended December 31, 2014, are summarized as follows:

Record date	Payment date	Dividend per share
February 7, 2014	February 21, 2014	$0.07
May 9, 2014	May 23, 2014	$0.08
August 8, 2014	August 22, 2014	$0.08
November 7, 2014	November 21, 2014	$0.08

On April 17, 2014, JCG's Board of Directors approved an increase of $0.01 per share, or 14%, in the Company's regular quarterly dividend. The approved quarterly rate of $0.08 per share represents an expected annualized dividend rate of $0.32 per share of common stock. JCG currently targets return of cash to shareholders, in the form of dividends and stock repurchases, to be 70% to 80% of cash flows from operations.

The payment of cash dividends is within the discretion of JCG's Board of Directors and depends on many factors, including, but not limited to, JCG's results of operations, financial condition, capital requirements, restrictions imposed by financing agreements, general business conditions and legal requirements.

Long-Term Liquidity and Capital Resources

The following table presents contractual obligations and associated maturities at December 31, 2014 (in millions):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt	$—	$344.7	$116.6	$—
Interest payments	24.7	37.9	1.6	—
Capital leases	0.6	0.2	—	—
Operating leases	16.3	29.3	24.4	52.6

Total	$41.6	$412.1	$142.6	$52.6

The information presented above does not include commitments for capital expenditures in the normal course of business. JCG expects to fund its long-term commitments using existing cash,

cash generated from operations, refinancing debt or accessing capital and credit markets as necessary.

Operating lease obligations are presented net of estimated sublease income of $0.3 million, which is expected to be recognized over the remaining life of the related lease.

Perkins Senior Profits Interests Awards

On December 31, 2008, Perkins granted senior profits interests awards designed to retain and incentivize key employees to grow the business. These awards vested on the fifth anniversary of grant and were entitled to a total of 5% of Perkins' annual taxable income. These awards had a formula-driven terminal value based on revenue and relative investment performance of products managed by Perkins. Participants carried a put right that would require JCG to terminate the awards in exchange for the then-applicable formula price on December 31, 2014, the sixth anniversary of grant. The value of the put right at December 31, 2014, was $5.9 million. On January 27, 2015, participants exercised their right to put the senior profits interests awards to JCG. The Company settled the awards with a $5.9 million cash payment to participants on February 13, 2015.

On November 18, 2013, Perkins granted additional senior profits interests awards, which fully vest on December 31, 2018, and are entitled to a total of 10% of Perkins' annual taxable income. The entitlement to a percentage of Perkins' annual taxable income over the vesting period is tiered and starts at 2% in 2015 and increases 2% each year thereafter until reaching 10% after fully vesting on December 31, 2018. In addition, these awards have a formula-driven terminal value based on Perkins' revenue. JCG can call and terminate any or all of the awards on December 31, 2018, and each year thereafter. Holders of such interests can require JCG to purchase the interests in exchange for the then-applicable formula price on December 31, 2018. The senior profits interests awards are also subject to termination at premiums or discounts to the formula at the option of JCG or certain employees, as applicable, upon certain corporate or employment-related events affecting Perkins or certain employees. As of December 31, 2014, the formula-driven value was zero and there was no liability on JCG's Consolidated Balance Sheets associated with the Perkins senior profits interests awards granted in 2013.

INTECH Long-Term Incentive Awards

In October 2014, INTECH granted new long-term incentive awards to retain and incentivize employees. The new awards consist of appreciation rights, profits interests and phantom interests and are designed to give recipients an equity-like stake in INTECH. Combined, the new awards represent an approximate 12% economic stake in INTECH's pre-incentive profits and replace a portion of the prior discretionary bonus pool.

The appreciation rights have a grant date fair value of $23.2 million, which will be amortized on a straight-line basis over the 10-year vesting schedule and are exercisable upon termination of employment from INTECH and to the extent vested. Upon exercise, the appreciation rights are settled in INTECH equity. The fair value of the appreciation rights was estimated using the Black-Scholes option pricing model.

INTECH profits interests and phantom interests entitle holders to periodic distributions of a portion of INTECH operating income. Distributions are made during employment and, for profits interests, post-employment for up to 10 years. Phantom interests are entitled to a one-time distribution at termination of employment. Compensation expense for post-employment distributions is based upon the present value of expected future distributions and will be recognized pro rata over the 10-year vesting schedule for profits interests and five years for phantom interests. The present value of these payments was determined using a 2% discount rate, which represents the interest rate on a 20-year U.S. Treasury note. As of December 31, 2014, the total undiscounted estimated post-employment payments for profits interests and phantom interests is $38.0 million (the majority will not be paid until 10 to 20 years after the grant date). The estimated post-employment payments will be evaluated and adjusted quarterly, as necessary, with changes recorded in results of operations.

Acquisition of VelocityShares

On October 13, 2014, the Company entered into an agreement to acquire 100% of the outstanding equity of VS Holdings Inc., the parent company of VelocityShares. VelocityShares is a sponsor of ETPs, including rules-based ETFs, that provide volatility management solutions to institutional clients. As of December 31, 2014, VelocityShares-branded products had approximately $2.4 billion in assets. The majority of these assets represent tactical trading products serving short-term investors and traders in the form of exchange-traded notes. The acquisition of VelocityShares is expected to facilitate JCG's entrance into the ETP business.

On December 1, 2014, the Company announced the closing of the VelocityShares acquisition. The transaction included initial upfront cash consideration of $32.7 million with up to an additional $36.0 million in contingent cash consideration if certain revenue targets are achieved over a four-year period. At acquisition, JCG estimated that contingent consideration with a current fair value of $17.9 million will be paid over a four year period. The purchase price, including the upfront payment and the present value of the expected contingent payments, was largely allocated to intangible assets and goodwill.

INTECH Noncontrolling Interests

INTECH ownership interests held by a founding member had an estimated fair value of $5.9 million and $5.3 million as of December 31, 2014 and 2013, respectively, representing approximately 1.0% aggregate ownership of INTECH for both periods. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase his ownership interest of INTECH at fair value.

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

The noncontrolling interests were primarily held by founding members who are not involved in the management of Perkins. Perkins management continues to hold the majority of their interests in Perkins through senior profits interests awards granted in 2013 and long-term incentive compensation plans. The Perkins senior profits interests awards and long-term incentive compensation plans provide active members of Perkins management an ongoing stake in the success of Perkins.

Other Sources of Liquidity

Long-Term Incentive Stock Plans

On May 10, 2005, JCG shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan"), which allowed the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. Subsequent to the 2015 annual grant in January 2015, 3.3 million shares of stock options and less than 0.1 million shares of restricted stock are available to be granted under the 2005 Plan.

On April 29, 2010, JCG shareholders approved the 2010 Long-Term Incentive Stock Plan ("2010 Plan"), which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock. On April 26, 2012, JCG shareholders approved an amendment to the 2010 Plan to increase the number of shares available to grant by 9.0 million shares for a total of 13.4 million shares of equity-based awards available to grant under the 2010 Plan. Subsequent to the 2015 annual grant in January 2015, approximately 0.2 million shares of equity-based awards are available to be granted under the 2010 Plan. The Company intends to seek shareholder approval at the 2015 Annual Meeting of Stockholders to increase the equity-based awards available for grant.

JCG also has a 2012 Employment Inducement Award Plan ("EIA Plan") with 0.8 million shares of equity-based awards available to be granted as of December 31, 2014. The EIA Plan is not a shareholder-approved plan.

Off-Balance Sheet Arrangements

Other than certain lease agreements, JCG is not party to any off-balance sheet arrangements that may provide, or require the Company to provide, financing, liquidity, market or credit risk support that is not reflected in JCG's consolidated financial statements.

Credit Facility

At December 31, 2014, JCG had a $200 million, unsecured, revolving credit facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the London Interbank Offered Rate plus a spread, which is based on JCG's credit rating. JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG's credit rating. The Credit Facility has a maturity date of November 23, 2018.

The Credit Facility contains financial covenants with respect to leverage and interest coverage. The financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At December 31, 2014, JCG's financing leverage ratio was 1.44x and the interest coverage ratio was 11.13x. JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at December 31, 2014, or during the year ended December 31, 2014.

Cash Flows

A summary of cash flow data for the years ended December 31, 2014, 2013 and 2012, is as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Cash flows provided by (used for):
Operating activities	$218.4	$224.1	$208.9
Investing activities	128.4	(141.7)	(38.2)
Financing activities	(238.3)	(123.3)	(143.7)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(1.6)	—

Net change in cash and cash equivalents	108.0	(42.5)	27.0
Cash balance at beginning of period	344.5	387.0	360.0

Cash balance at end of period	$452.5	$344.5	$387.0

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. Cash flows from operations decreased from 2013 to 2014 due to changes in working capital items offset by an increase in net income. Cash flows from operations increased from 2012 to 2013 due to changes in working capital items and an increase in net income.

Investing Activities

Cash provided by (used for) investing activities for the years ended December 31, 2014, 2013 and 2012, is as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Acquisition of VelocityShares, net of $4.3 million cash acquired	$(28.4)	$—	$—
Purchase of property and equipment	(11.4)	(7.6)	(7.2)
Purchases and settlements of investment securities:
Seeded investment products	(144.1)	(118.6)	(70.3)
Investments related to deferred compensation plans	(0.1)	(0.2)	(39.7)
Debt securities	—	(102.7)	—
Seed capital derivative instruments	(24.4)	(70.2)	(21.0)

Total purchases and settlements of investment securities	(168.6)	(291.7)	(131.0)
Proceeds from sales, settlements and maturities of investment securities:
Seeded investment products	178.5	73.8	51.0
Investments related to deferred compensation plans	44.4	52.3	34.5
Debt securities	100.0	—	—
Seed capital derivative instruments	13.9	31.5	11.3
Other investment securities	—	—	3.2

Total proceeds from sales, settlements and maturities of investment securities	336.8	157.6	100.0

Cash provided by (used for) investing activities	$128.4	$(141.7)	$(38.2)

During 2014, seeding of investment products included a $100.0 million investment in the Global Unconstrained Bond strategy. The investment included $48.0 million and $52.0 million allocated to JCG's domestic and international trusts, respectively.

During 2013, seeding of investment products included a $73.7 million investment in a euro-denominated investment product. JCG's investment in the euro-denominated investment product was fully redeemed in 2014.

Financing Activities

Cash used for financing activities for the years ended December 31, 2014, 2013 and 2012, is as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Repayment of long-term debt	$(98.9)	$(8.9)	$(65.8)
Proceeds from issuance of stock warrants	—	10.5	—
Purchase of convertible note hedge	—	(16.1)	—
Debt issuance costs	—	(4.8)	—
Purchase of noncontrolling interests	(1.5)	(34.1)	(8.3)
Repurchase of common stock	(87.2)	(33.4)	(17.5)
Dividends paid to JCG shareholders	(58.4)	(39.8)	(54.4)
Other financing activities	7.7	3.3	2.3

Cash used for financing activities	$(238.3)	$(123.3)	$(143.7)

Exchange of Convertible Senior Notes

On June 14, 2013, JCG entered into separate privately negotiated exchange agreements pursuant to which $110.0 million aggregate principal amount of JCG's then existing, 2014 Convertible Notes was exchanged for $116.6 million aggregate principal amount of newly-issued, 2018 Convertible Notes. Immediately following the exchange, $60.0 million aggregate principal amount of 2014 Convertible Notes remained outstanding.

The 2018 Convertible Notes pay interest semiannually at a rate of 0.75% per annum on January 15 and July 15 of each year, beginning on January 15, 2014, and will be convertible, under certain circumstances, into cash, shares of JCG common stock or a combination of cash and shares of JCG common stock, at the Company's election.

The initial conversion rate of the 2018 Convertible Notes was 92.06 shares of JCG common stock per $1,000 principal amount of the 2018 Convertible Notes, which was equivalent to an initial conversion price of approximately $10.86 per share of common stock. The initial conversion rate was most recently adjusted during the fourth quarter 2014 when JCG paid a quarterly cash dividend of $0.08 per share, which was greater than the quarterly dividend of $0.07 per share at the time of issuance. As a result of the quarterly cash dividend paid on November 21, 2014, the conversion rate changed to 92.28 shares of JCG common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to a conversion price of approximately $10.84 per share of common stock.

Holders of the 2018 Convertible Notes may convert the notes early if the last reported sale price of JCG's common stock is greater than or equal to $14.09 per share of common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. As of January 1, 2015, the 2018 Convertible Notes meet the criteria for early conversion.

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

The initial $10.86 and $12.60 per share of common stock exercise prices of the call options and warrants, respectively, were adjusted during the fourth quarter 2014 when JCG paid a quarterly cash dividend of $0.08 per share. As a result of the quarterly cash dividend paid on November 21, 2014, which was greater than the quarterly dividend of $0.07 per share at the time of issuance, the exercise price of the call options changed to $10.84 per share of common stock and the exercise price of the warrants changed to $12.57 per share of common stock.

Money Market Funds Advised by JCG

JCG advises money market funds that seek to provide capital preservation and liquidity, with current income as a secondary objective. JCG attempts to limit the money market funds' exposure to losses by investing in high-quality securities with short-term durations that present minimal credit risk. Adverse events or circumstances related to individual securities or the market in which the securities trade may cause other-than-temporary declines in value. JCG continuously evaluates the securities held by the money market funds to determine if any holdings are distressed or may become distressed in the near future. In such circumstances, JCG would consider whether taking any action, including, but not limited to, a potential election by JCG to provide support to the money market funds that could result in additional impairments and financial losses for the Company, would be appropriate. Under certain situations, JCG may elect to support one or more of the money market funds to enable them to maintain a net asset value equal to $1 through a variety of means, including but not limited to, purchasing securities held by the money market funds, reimbursing for any losses incurred or providing a letter of credit. However, JCG is not contractually or legally obligated to provide support to the money market funds. As a result of JCG's closing its institutional money market operations in early 2009, JCG's money market assets have significantly declined to $1.3 billion at December 31, 2014, and have remained relatively stable.

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

For debt securities, an other-than-temporary impairment ("OTTI") is evident if JCG intends to sell the debt security or will more likely than not be required to sell the debt security before full recovery of the entire amortized cost basis is realized. However, even if JCG does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, JCG must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income, and the noncredit component is recognized through other comprehensive income (loss), net of tax on JCG's Consolidated Statements of Comprehensive Income.

For equity securities, JCG evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as JCG's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other-than-temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. There were no impairments of investment securities for the years ended December 31, 2014, 2013 and 2012.

Accounting for Goodwill and Intangible Assets

Goodwill and intangible assets constitute $1.8 billion, or 63.3%, of total assets at December 31, 2014. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. JCG separately tests goodwill and indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

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

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies and is not amortized. Goodwill is tested for impairment by comparing the fair value of the "reporting unit" associated with the goodwill to the reporting unit's recorded value. If the fair value of the reporting unit is less than its recorded value, a process similar to a purchase price allocation is undertaken to determine the amount, if any, of the goodwill impairment. All assets, including previously unrecognized intangible assets and liabilities, are allocated based on their respective fair values and any unallocated value is assigned to goodwill. Because the allocation of fair value may include intangible assets not previously recognized, the amount of the goodwill impairment charge may significantly exceed the difference between the fair value of the reporting unit and its recorded value. For purposes of testing goodwill for impairment, JCG has identified one reporting unit.

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

The October 2014 tests of goodwill and indefinite-lived intangible assets indicated that estimated fair values substantially exceeded their respective carrying values, and as such, no impairment charges were recognized. The October 2014 tests included certain underlying key assumptions regarding future overall market trends and Company operating performance. If actual future market results and Company operating performance vary significantly and unfavorably to those included in the Company's financial forecast, the Company may be subject to impairment charges related to its goodwill and indefinite-lived intangible assets.

No impairment charges were recognized as a result of the October 2013 and 2012 tests of goodwill and indefinite-lived intangible assets.

Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives of 12 years (17 years for VelocityShares intangible assets) using the straight-line method. Definite-lived intangible assets are tested only when there are indications of impairment. To complete the tests for potential impairment of definite-lived intangible assets, JCG uses a two-step process. The first step compares the fair value of the asset, based on undiscounted cash flows, to the recorded value of the asset. If the recorded value of the asset exceeds the fair value, a second step must be performed. The second step compares the fair value of the asset, based on discounted cash flows, to the carrying value of the asset.

No impairment charges were recognized during the years ended December 31, 2014 and 2013. A $7.7 million intangible asset impairment charge from the loss of JCG subadvised relationships was recognized during the year ended December 31, 2012.

Post-Employment Benefits

In October 2014, INTECH granted new long-term incentive awards to retain and incentivize employees. The new awards consist of appreciation rights, profits interests and phantom interests and are designed to give recipients an equity-like stake in INTECH. Profits interests and phantom interests entitle holders to periodic distributions of a portion of INTECH operating income. Distributions are made during employment and, for profits interests, post-employment for up to 10 years. Phantom interests are entitled to a one-time distribution at termination of employment. Compensation expense for post-employment distributions is based upon the present value of expected future distributions and will be recognized pro rata over the 10-year vesting schedule for profits interests and five years for phantom interests. The present value of these payments was determined using a 2% discount rate, which represents the interest rate on a 20-year U.S. Treasury note. As of December 31, 2014, the total undiscounted estimated post-employment payments for profits interests and phantom interests is $38.0 million (the majority will not be paid until 10 to 20 years after the grant date). The estimated post-employment payments will be evaluated and adjusted quarterly, as necessary, with changes recorded in results of operations.

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

JCG also uses the Black-Scholes option pricing model to estimate the fair value of the INTECH appreciation rights. The assumptions used in the Black-Scholes option pricing model include dividend yield, expected volatility, risk-free interest rate and expected life. The dividend yield and expected volatility were determined using historical data from publicly traded peers. The risk-free interest rate is based on the 10-year U.S. Treasury note at the time of the grant. The expected life of the appreciation rights was estimated based upon the assumption that recipients terminate upon vesting and exercise 20% of their rights each year over the following five years. See Part II, Item 8, Financial Statements and Supplementary Data, Note 11 — Long-Term Incentive Compensation, of this Annual Report on Form 10-K for more information regarding the INTECH appreciation rights.

JCG granted price-vesting units to its Chief Executive Officer on December 31, 2014, 2013, and on December 30, 2011. There are performance and service conditions associated with the vesting of the price-vesting units. See Part II, Item 8, Financial Statements and Supplementary Data, Note 11 — Long-Term Incentive Compensation, of this Annual Report on Form 10-K for more information regarding the price-vesting units.

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

Valuation Allowance

JCG has not recorded a valuation allowance on its deferred tax assets of $68.8 million as of December 31, 2014, based on management's belief that future income will more likely than not be sufficient to realize the benefit of the Company's deferred tax assets over time. In the event that actual results differ from these estimates, or if JCG's historical trend of positive income changes, JCG may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Income Tax Contingencies

At December 31, 2014, JCG had an accrued liability of $5.4 million related to tax contingencies for issues that may be raised by various taxing authorities. JCG decreased its income tax contingency reserves in 2014 by $1.0 million as a result of the expiration of statutes of limitations and audit settlements, creating a net tax benefit of $0.6 million. At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed or tax contingencies recorded in prior years may be reversed.

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

Separate account performance fees are specified in certain client contracts and are based on investment performance as compared to an established benchmark index over a specified period of time. Performance fees are recognized at the end of the contractual period if the stated performance criteria are achieved. JCG recognized separate account performance fees of $11.7 million, $5.6 million and $12.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, $17.3 billion and $14.1 billion of assets under management were subject to separate account performance fees, respectively.

The investment management fee paid by each mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment as determined by the relative investment performance of the fund compared to a specified benchmark index. The performance fee adjustment is up to a positive or negative 15 basis points, calculated using each fund's daily net average assets over the measurement period. The measurement period begins as a trailing period ranging from 12 to 18 months, and each subsequent month is added to each successive measurement period until a 36-month period is achieved. At that point, the measurement period becomes a rolling 36-month period. JCG recognized mutual fund performance fees of negative $59.7 million, negative $87.8 million and negative $87.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, $49.0 billion and $54.3 billion of assets under management were subject to mutual fund performance fees, respectively. The addition of performance fees to new funds or existing funds without such fees is subject to the approval of both a majority of the shareholders of the Funds and the Funds' Independent Board of Trustees.

Investment Securities

At December 31, 2014, JCG had investment securities classified as trading and available-for-sale on its Consolidated Balance Sheets. The following is a summary of the effect that a hypothetical 10% increase or decrease in equity prices would have on JCG's investments subject to equity price fluctuations as of December 31, 2014 (in millions):

	Fair value	Fair value assuming a 10% increase	Fair value assuming a 10% decrease
Investment securities:
Trading:
Seeded investment products	$113.6	$125.0	$102.2
Investments related to deferred compensation plans	11.4	12.5	10.3
Investments in advised mutual funds	4.4	4.8	4.0
Available-for-sale:
Seeded investment products	8.3	9.1	7.5

Total investment securities	$137.7	$151.4	$124.0

JCG has investments in fixed income securities that have exposure to interest rate risk. The following is a summary of JCG's fixed income securities and the effect that a hypothetical 100 basis point increase and decrease in interest rates would have on the fair value as of December 31, 2014 (in millions):

	Fair value	Fair value assuming a 100 basis point increase in interest rates	Fair value assuming a 100 basis point decrease in interest rates
Investment securities:
Trading:
Seeded investment products	$144.7	$143.3	$146.1
Investments related to deferred compensation plans	1.6	1.6	1.6
Available-for-sale:
Seeded investment products	60.0	59.4	60.6

Total investment securities	$206.3	$204.3	$208.3

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of certain of its seed investments. Fluctuations in equity markets, debt markets and foreign currency markets are hedged by using index swaps, futures contracts and forward contracts.

JCG was party to the following derivative instruments as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Index swaps	4	$56.8	6	$184.3
Index futures	6	$74.9	6	$66.6
Foreign currency forward contracts	7	$3.6	6	$93.6

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the index swaps and index futures contracts are recognized in investment gains (losses), net on the Consolidated Statements of Comprehensive Income while changes in the fair value of the foreign currency forward contracts are recognized in other income, net on JCG's Consolidated Statements of Comprehensive Income.

The fair value of the index swaps as of December 31, 2014 and 2013, was $0.3 million and $(1.4) million, respectively. The fair value of the index futures as of December 31, 2014 and 2013, was $(1.2) million and $0.5 million, respectively. The fair value of the foreign currency forward contracts as of December 31, 2014 and 2013, was less than $0.1 million and $(1.5) million, respectively. All values associated with index swaps, index futures and foreign currency forward contracts are included within other current assets or other accrued liabilities on JCG's Consolidated Balance Sheets.

Mutual Fund Share Awards

During 2014, 2013 and 2012, JCG granted $22.7 million, $38.1 million and $39.8 million, respectively, in compensation related awards that are indexed to certain mutual funds managed by the Company. The 2013 grant includes $16.0 million of performance-based mutual fund share awards. The performance-based mutual fund share awards vest five years after the grant date if certain performance fee criteria are achieved. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the awards were indexed, subject to tax withholding. Mark-to-market adjustments on mutual fund share awards create volatility within long-term incentive compensation expense on JCG's Consolidated Statements of Comprehensive Income. The level of volatility depends upon the amount of mutual fund share awards and the market and investment performance of products to which the awards are indexed.

Deferred Compensation

JCG maintains deferred compensation plans for certain highly compensated employees and members of its Board of Directors. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by the Company. The Company makes no contributions to the plan. To protect against market variability of the liability, the Company creates an economic hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Such investments remain assets of JCG. Changes in market value of the liability to participants are recognized as compensation in JCG's Consolidated Statements of Comprehensive Income, and changes in the market value of the economic hedge are recognized as investment gains (losses), net in JCG's Consolidated Statements of Comprehensive Income. At December 31, 2014 and 2013, investments related to deferred compensation plans totaled $13.0 million and $14.9 million, respectively.

Perkins Senior Profits Interests Awards

On December 31, 2008, and November 18, 2013, Perkins granted senior profits interests awards designed to retain and incentivize key employees to grow the business. Long-term incentive compensation expense related to the Perkins senior profits interests awards is subject to market risk volatility, both currently and in the future, due to the revenue growth and investment performance components of the terminal value calculation. Long-term incentive compensation expense (income) related to the Perkins senior profits interests awards totaled $(11.9) million, $0.7 million and $(1.6) million for the years ended December 31, 2014, 2013 and 2012, respectively. On January 27, 2015, participants exercised their right to put the December 31, 2008 senior profits interests awards to JCG. The Company settled the awards with a $5.9 million cash payment to participants on February 13, 2015.

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

Interest Rate Risk on Long-Term Debt

JCG is not exposed to material interest rate risk other than from the potential change in interest rates on the Company's debt in the event of a change in credit ratings by Moody's or S&P. JCG's 2017 Senior Notes are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company's debt rating is decreased by Moody's from Baa3 or by S&P from BBB–, up to a maximum increase of 200 basis points. If the interest rate has been adjusted upward as a result of either Moody's or S&P decreasing its rating, then for each level of a subsequent rating increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. For each 25 basis point increase, JCG's interest expense will increase by approximately $0.9 million on an annualized basis. The interest rate adjustment covenant will permanently terminate if the Company's debt ratings increase to Baa2 (or higher) by Moody's and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. On March 18, 2014, S&P reaffirmed JCG's credit rating of BBB– with a negative outlook. On August 27, 2014, Moody's reaffirmed JCG's credit rating of Baa3 with a stable outlook.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	45
Management Report on Internal Control Over Financial Reporting	47
Consolidated Balance Sheets as of December 31, 2014 and 2013	48
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012	49
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	50
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014, 2013 and 2012	51
Notes to Consolidated Financial Statements	52
Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.
Denver, CO

We have audited the accompanying consolidated balance sheets of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, CO
February 24, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.
Denver, CO

We have audited the internal control over financial reporting of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31, 2014, of the Company, and our report dated February 24, 2015, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, CO
February 24, 2015

 MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Janus Capital Group Inc. ("JCG") management is responsible for establishing and maintaining adequate internal control over JCG's financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. JCG's internal control system was designed to provide reasonable assurance to JCG's management and board of directors regarding the preparation and fair presentation of published financial statements. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

JCG management has assessed the effectiveness of JCG's internal controls over financial reporting as of December 31, 2014. In making this assessment, JCG management used the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on the assessment using those criteria, JCG management believes that as of December 31, 2014, internal control over financial reporting is effective.

JCG's independent registered public accounting firm audited the financial statements included in the Annual Report on Form 10-K and has issued an audit report on management's assessment of JCG's internal control over financial reporting. This report appears on page 46 of this Annual Report on Form 10-K.

February 24, 2015

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Share Data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$452.5	$344.5
Investment securities	344.0	485.5
Accounts receivable	130.9	108.8
Other current assets	59.8	52.0

Total current assets	987.2	990.8
Other assets:
Property and equipment, net	31.1	29.9
Intangible assets, net	1,257.4	1,230.1
Goodwill	509.7	488.2
Other non-current assets	7.8	8.3

Total assets	$2,793.2	$2,747.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8.8	$4.1
Accrued compensation and benefits	142.8	122.7
Current portion of long-term debt	—	96.9
Other accrued liabilities	78.0	78.0

Total current liabilities	229.6	301.7
Other liabilities:
Long-term debt	450.5	447.7
Deferred income taxes, net	478.4	447.7
Other non-current liabilities	41.2	32.4

Total liabilities	1,199.7	1,229.5
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interests	5.4	7.3

Equity:
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 185,153,490 and 188,603,875 shares outstanding, respectively)	1.9	1.9
Retained earnings	1,540.3	1,496.0
Accumulated other comprehensive loss, net of tax	(1.4)	(1.1)

Total JCG shareholders' equity	1,540.8	1,496.8
Noncontrolling interests	47.3	13.7

Total equity	1,588.1	1,510.5

Total liabilities, redeemable noncontrolling interests and equity	$2,793.2	$2,747.3

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions, Except per Share Data)

	Year ended December 31,
	2014	2013	2012
Revenues:
Investment management fees	$849.1	$813.0	$782.3
Performance fees	(48.0)	(82.2)	(75.4)
Shareowner servicing fees and other	152.1	143.1	143.1

Total revenue	953.2	873.9	850.0

Operating expenses:
Employee compensation and benefits	322.8	292.7	274.5
Long-term incentive compensation	51.3	63.1	66.7
Marketing and advertising	19.5	20.2	23.6
Distribution	131.0	125.7	126.8
Depreciation and amortization	25.6	28.7	38.5
General, administrative and occupancy	113.3	104.4	105.4

Total operating expenses	663.5	634.8	635.5

Operating income	289.7	239.1	214.5
Interest expense	(33.1)	(41.1)	(45.0)
Investment gains (losses), net	(1.9)	6.5	11.1
Other income, net	3.0	4.5	3.2
Loss on early extinguishment of debt	—	(13.5)	(7.2)

Income before taxes	257.7	195.5	176.6
Income tax provision	(102.3)	(73.3)	(64.7)

Net income	155.4	122.2	111.9
Noncontrolling interests	(1.0)	(7.5)	(9.6)

Net income attributable to JCG	$154.4	$114.7	$102.3

Earnings per share attributable to JCG common shareholders:
Basic	$0.82	$0.62	$0.56
Diluted	$0.81	$0.62	$0.55
Dividends paid per share	$0.31	$0.21	$0.29
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities	$1.9	$0.1	$0.6
Foreign currency gain	—	—	0.4
Reclassifications for items included in net income	(2.2)	(1.8)	0.1

Total other comprehensive income (loss), net of tax	(0.3)	(1.7)	1.1

Comprehensive income	155.1	120.5	113.0
Comprehensive income attributable to noncontrolling interests	(1.0)	(7.5)	(9.6)

Comprehensive income attributable to JCG	$154.1	$113.0	$103.4

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Year ended December 31,
	2014	2013	2012
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$155.4	$122.2	$111.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.6	28.7	38.5
Deferred income taxes	20.1	2.1	11.2
Amortization of stock-based compensation	19.8	25.0	26.1
Investment (gains) losses, net	1.9	(6.5)	(11.1)
Amortization of debt discounts, premiums and deferred issuance costs	8.1	10.9	11.3
Loss on early extinguishment of debt	—	13.5	7.2
Payment of deferred commissions, net	(7.2)	(4.4)	(5.1)
Other, net	0.5	(0.6)	0.2
Changes in working capital items:
Accounts receivable	(20.8)	(7.9)	(3.3)
Other current assets	(13.0)	21.5	13.4
Accounts payable and accrued compensation payable	38.4	23.2	13.1
Other current and non-current liabilities	(10.4)	(3.6)	(4.5)

Net operating activities	218.4	224.1	208.9

Investing activities:
Acquisition of VelocityShares, net of cash acquired of $4.3 million	(28.4)	—	—
Purchase of property and equipment	(11.4)	(7.6)	(7.2)
Purchases and settlements of investment securities	(168.6)	(291.7)	(131.0)
Proceeds from sales, settlements and maturities of investment securities	336.8	157.6	100.0

Net investing activities	128.4	(141.7)	(38.2)

Financing activities:
Repayment of long-term debt	(98.9)	(8.9)	(65.8)
Proceeds from issuance of stock warrants	—	10.5	—
Purchase of convertible note hedge	—	(16.1)	—
Debt issuance costs	—	(4.8)	—
Purchase of noncontrolling interests	(1.5)	(34.1)	(8.3)
Distributions to noncontrolling interests	(1.6)	(5.9)	(9.1)
Proceeds from stock option exercises and employee stock purchases	8.4	8.0	6.1
Proceeds from stock option issuances	—	—	4.9
Excess tax benefit from equity-based compensation	2.1	2.3	1.4
Principal payments under capital lease obligations	(1.2)	(1.1)	(1.0)
Repurchase of common stock	(87.2)	(33.4)	(17.5)
Dividends paid to JCG shareholders	(58.4)	(39.8)	(54.4)

Net financing activities	(238.3)	(123.3)	(143.7)

Cash and cash equivalents:
Effect of foreign exchange rate changes	(0.5)	(1.6)	—

Net change	108.0	(42.5)	27.0
At beginning of year	344.5	387.0	360.0

At end of year	$452.5	$344.5	$387.0

Supplemental cash flow information:
Cash paid for interest	$27.2	$31.0	$33.0
Cash paid for income taxes, net of refunds	$89.7	$51.5	$37.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in Millions)

	Shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Nonredeemable noncontrolling interests	Total equity
Balance at December 31, 2011	187.0	$1.9	$1,311.8	$(0.5)	$35.9	$1,349.1
Net income	—	—	102.3	—	2.1	104.4
Other comprehensive income	—	—	—	1.1	—	1.1
Amortization of stock-based compensation	—	—	27.9	—	4.6	32.5
Issuance and forfeitures of restricted stock awards, net	1.6	—	—	—	(5.0)	(5.0)
Stock option exercises and employee stock purchases	1.1	—	6.1	—	—	6.1
Stock option issuance	—	—	4.9	—	—	4.9
Changes in noncontrolling interests in consolidated investment products	—	—	—	—	(16.8)	(16.8)
Distributions to noncontrolling interests	—	—	—	—	(1.8)	(1.8)
Change in fair value of redeemable noncontrolling interests	—	—	34.3	—	—	34.3
Vesting of nonredeemable noncontrolling interests	—	—	—	—	(1.2)	(1.2)
Purchase of noncontrolling interests	—	—	—	—	(0.6)	(0.6)
Repurchase of common stock	(2.2)	—	(17.5)	—	—	(17.5)
Dividends paid to JCG shareholders	—	—	(54.4)	—	—	(54.4)

Balance at December 31, 2012	187.5	1.9	1,415.4	0.6	17.2	1,435.1
Net income	—	—	114.7	—	1.1	115.8
Other comprehensive loss	—	—	—	(1.7)	—	(1.7)
Amortization of stock-based compensation	—	—	22.2	—	2.1	24.3
Issuance and forfeitures of restricted stock awards, net	3.2	—	—	—	—	—
Stock option exercises and employee stock purchases	1.4	—	8.0	—	—	8.0
Convertible senior notes issuance	—	—	14.7	—	—	14.7
Extinguishment of convertible senior notes	—	—	(2.0)	—	—	(2.0)
Convertible senior note hedge issuance	—	—	(16.1)	—	—	(16.1)
Stock warrants issuance	—	—	10.5	—	—	10.5
Changes in noncontrolling interests in consolidated investment products	—	—	—	—	(3.6)	(3.6)
Distributions to noncontrolling interests	—	—	—	—	(1.6)	(1.6)
Change in fair value of redeemable noncontrolling interests	—	—	1.8	—	—	1.8
Vesting of nonredeemable noncontrolling interests	—	—	—	—	(1.2)	(1.2)
Purchase of noncontrolling interests	—	—	—	—	(0.3)	(0.3)
Repurchase of common stock	(3.5)	—	(33.4)	—	—	(33.4)
Dividends paid to JCG shareholders	—	—	(39.8)	—	—	(39.8)

Balance at December 31, 2013	188.6	1.9	1,496.0	(1.1)	13.7	1,510.5
Net income	—	—	154.4	—	1.1	155.5
Other comprehensive loss	—	—	—	(0.3)	—	(0.3)
Amortization of stock-based compensation	—	—	25.9	—	1.6	27.5
Issuance and forfeitures of restricted stock awards, net	2.7	—	—	—	—	—
Stock option exercises and employee stock purchases	0.9	—	8.4	—	—	8.4
Changes in noncontrolling interests in consolidated investment products	—	—	—	—	32.2	32.2
Distributions to noncontrolling interests	—	—	—	—	(1.0)	(1.0)
Change in fair value of redeemable noncontrolling interests	—	—	1.2	—	—	1.2
Vesting of nonredeemable noncontrolling interests	—	—	—	—	0.6	0.6
Purchase of noncontrolling interests	—	—	—	—	(0.9)	(0.9)
Repurchase of common stock	(7.0)	—	(87.2)	—	—	(87.2)
Dividends paid to JCG shareholders	—	—	(58.4)	—	—	(58.4)

Balance at December 31, 2014	185.2	$1.9	$1,540.3	$(1.4)	$47.3	$1,588.1

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

JCG's significant subsidiaries at December 31, 2014, include:

•
Janus Capital Management LLC ("Janus") (wholly-owned subsidiary) — Janus offers growth and core equity, global and international equity as well as balanced and fixed income investment products.

•
Perkins Investment Management LLC ("Perkins") (wholly-owned subsidiary) — Perkins offers value-disciplined investment products, including small, mid and large cap and global value investment products. On February 3, 2014, JCG exercised its right to purchase the remaining 0.4% noncontrolling interest in Perkins. See Note 10 — Noncontrolling Interests for further discussion.

•
INTECH Investment Management LLC ("INTECH") (96.8% owned subsidiary) — INTECH offers risk-managed investment products that are based on a mathematical theorem that seeks to add value for clients by capitalizing on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a specified benchmark index, while controlling risks and trading costs. INTECH manages and subadvises institutional and separate accounts and subadvises certain Janus mutual funds.

•
VelocityShares, LLC ("VelocityShares") (wholly-owned subsidiary) — On December 1, 2014, the Company announced the closing of its acquisition of VS Holdings Inc., the parent company of VelocityShares. VelocityShares is a sponsor of exchange-traded products ("ETPs"), including rules-based exchange-traded funds ("ETFs"), that provide volatility management solutions to institutional clients. VelocityShares is currently developing a second business around ETFs for diversified investment portfolios, focusing on volatility hedged equities and equal-risk weighted solutions.

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

Segment Information

The Company's management directs JCG's operations as one business, the investment management business, and thus operates in one business segment.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at banks in the United States and outside the United States, and short-term investments with an initial maturity of three months or less when purchased. JCG's cash equivalents consist primarily of debt securities and totaled $300.2 million and $199.0 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, approximately $24 million of cash held outside the United States was not available for general corporate purposes due to capital requirements associated with foreign subsidiaries of JCG.

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization are recorded using the straight-line method over the estimated useful life of the related assets (or the lease term, if shorter). Depreciation and amortization expense totaled $10.4 million, $11.2 million and $13.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Property and equipment is summarized as follows (in millions):

		December 31,
	Depreciation and amortization period
		2014	2013
Furniture, fixtures, computer equipment and software	3-7 years	$209.6	$199.3
Leasehold improvements	3-24 years	38.8	37.5

Property and equipment, gross		248.4	236.8
Accumulated depreciation and amortization		(217.3)	(206.9)

Property and equipment, net		$31.1	$29.9

Computer equipment includes certain leased items that have been designated as capital leases and represented $6.8 million and $6.5 million of the gross property and equipment balance at December 31, 2014 and 2013, respectively.

JCG evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. There were no impairments of long-lived assets for the years ended December 31, 2014, 2013 and 2012.

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

Capitalized software costs totaled $10.4 million and $8.3 million at December 31, 2014 and 2013, respectively, and are presented within property and equipment, net on the Consolidated Balance Sheets.

Deferred Commissions

Sales commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized over various periods, not exceeding four years, based on the estimated recoverability of the asset through distribution fee payments and contingent deferred sales charges. Contingent deferred sales charges received from early redemptions reduce the unamortized deferred commissions balance. Amortization expense for the years ended December 31, 2014, 2013 and 2012, totaled $5.6 million, $5.3 million and $5.6 million, respectively.

Deferred commissions, which are recorded as components of other current assets and other non-current assets on the Consolidated Balance Sheets, are summarized as follows as of December 31, 2014 and 2013 (in millions):

	December 31,
	2014	2013
Deferred commissions — current	$3.9	$2.2
Deferred commissions — non-current	0.2	0.3

Total	$4.1	$2.5

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

Investments in Advised Funds and Investments Related to the Economic Hedging of Deferred Compensation

JCG grants mutual fund share awards to employees that are indexed to certain funds managed by JCG. Upon vesting, participants receive the value of the mutual fund share awards adjusted for gains or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding. Historically, JCG made corresponding investments in JCG-managed funds for purposes of economically hedging the mutual fund share awards. Effective January 2013, such corresponding investments are no longer made. The value of the investments in the JCG-managed funds is a component of investment securities on JCG's Consolidated Balance Sheets.

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

Available-for-Sale Securities

Investment securities classified as available-for-sale consist of seeded investment products in which JCG holds a less than 20% interest and are carried on JCG's Consolidated Balance Sheets at fair value. Changes in fair value are reflected as a component of other comprehensive income (loss), net of tax on JCG's Consolidated Statements of Comprehensive Income until realized. Realized gains, losses and declines in fair value that are judged to be other-than-temporary are reflected as a component of investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. Accumulated gains and losses are reclassified to earnings when the securities are sold on a first-in, first-out cost basis.

Impairment Evaluation

JCG periodically evaluates the carrying value of investment securities classified as available-for-sale or held-to-maturity for potential impairment. In determining if an impairment exists, JCG considers the duration, extent and circumstances of any decline in fair value.

For debt securities, an other-than-temporary impairment ("OTTI") is evident if JCG intends to sell the debt security or will more likely than not be required to sell the debt security before full recovery of the entire amortized cost basis is realized. However, even if JCG does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, JCG must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income and the noncredit component is recognized through other comprehensive income (loss), net of tax on JCG's Consolidated Statements of Comprehensive Income.

For equity securities, JCG evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as JCG's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other-than-temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. There were no impairments of investment securities for the years ended December 31, 2014, 2013 and 2012.

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of certain of its seed investments. Fluctuations in equity markets, interest rate markets and foreign currency markets are hedged by using index swaps, futures contracts and forward contracts. These derivative instruments are not classified as hedges for accounting purposes. The Company records all derivatives as either assets or liabilities on JCG's Consolidated Balance Sheets and measures those investments at fair value. Changes in the value of the index swaps and futures contracts are recognized as a component of investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. Changes in the value of the foreign currency forward contracts are recognized as a component of other income, net on JCG's Consolidated Statements of Comprehensive Income.

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

JCG's Level 1 fair value measurements consist of seeded investment products, investments in advised funds and investments related to deferred compensation plans with quoted market prices in active markets. The fair value level of seeded investment products classified as trading securities is determined by the underlying securities of the product. The fair value level of equity-method and unconsolidated seeded investment products are valued using the respective net asset value ("NAV") of each product. All seeded investment products that use the NAV to determine their fair value are classified as Level 1 and primarily represent seeded mutual funds where JCG's ownership level is under 50%.

JCG's Level 2 fair value measurements consist mostly of debt securities within cash equivalents, seeded investment products and JCG's long-term debt. The fair value of consolidated seeded investment products where JCG's ownership level is above 50% is determined by the underlying securities of the product. The fair value of JCG's long-term debt is determined using broker quotes and recent trading activity, which are considered Level 2 inputs.

The underlying securities of mutual funds and separate accounts may be denominated in a foreign currency. In some cases, the closing price of such securities may be adjusted to capture the effects of any post-closing activity affecting the markets in which they trade. Security prices are adjusted based upon historical impacts for similar post-close activity. These adjustments result in the securities being classified as Level 2 and may also result in movements of securities between Level 1 and Level 2.

JCG's Level 3 recurring fair value measurements represent INTECH redeemable noncontrolling interests and contingent cash consideration related to the acquisition of VelocityShares.

Redeemable noncontrolling interests in INTECH are measured at fair value on a quarterly basis or more frequently if events or circumstances indicate that a material change in the fair value of INTECH has occurred. The fair value of INTECH is determined using a relative value methodology that incorporates observable metrics from publicly traded peer companies as valuation comparables, and adjustments related to investment performance and changes in assets under management. The relative value analysis is prepared internally within JCG's finance organization by personnel with appropriate valuation experience and credentials. In preparing the analysis, JCG benchmarks valuation metrics such as multiples of earnings before interest expense, taxes, depreciation and amortization ("EBITDA") against current market observables and recent market transactions of a similar size and nature to ensure that the estimates are reasonable. The analysis is reviewed by senior JCG finance personnel and JCG's Chief Financial Officer. The analysis is also reviewed by the holders of the noncontrolling interests in INTECH. If the valuation is agreed to by both JCG and the holders of noncontrolling interests, JCG uses the analysis to value the redeemable noncontrolling interests. The Company previously employed a discounted cash flow methodology for valuing the redeemable noncontrolling interests in INTECH, but adopted the current relative value methodology for the year ended December 31, 2014, as the relative value methodology represents a more objective approach to measuring the fair value of the noncontrolling interests. The change in methodology did not significantly impact JCG's financial position or results of operations.

Significant inputs related to the relative value analysis include INTECH's trailing 12-month operating results, performance fees, investment performance and trends in assets under management. In addition, market trading comparables from a relevant publicly traded peer set are included to complete the relative valuation process. Publicly available comparables used for the fourth quarter 2014 valuation analysis ranged from approximately 8.0x to 13.0x EBITDA. Significant increases or decreases in historical INTECH operating results would result in a significantly higher or lower fair value measurement, respectively. Additionally, a significant increase or decrease in market trading comparables would result in a significantly higher or lower fair value measurement, respectively. Generally, any period-over-period change in INTECH performance or level of assets under management in isolation is accompanied by a directionally similar change in the fair value measurement.

Contingent cash consideration was a component of the purchase price of the VelocityShares acquisition. The contingent consideration is payable on the first, second, third and fourth anniversaries of the acquisition, in amounts up to $10 million each for the first and second anniversaries, and $8 million each for the third and fourth anniversaries. The payments are contingent on certain VelocityShares' ETPs reaching defined net revenue targets. The fair value of the contingent cash consideration is calculated on a quarterly basis by forecasting net ETP revenue, as defined by the purchase agreement, over the contingency period, and determining whether targets are met given forecasted VelocityShares operating results. Earned contingent payments are then discounted back to the valuation date. Significant unobservable inputs used in the valuation are limited to forecasted gross revenues and certain expense items which are deducted from these revenues. Increases in forecasted net revenue would increase the fair value of the consideration, subject to payment limitations, while decreases in net revenues would decrease the fair value. Refer to Note 5 — Goodwill, Intangible Assets and Acquisitions for further discussion of the VelocityShares acquisition.

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

The accounting guidance for uncertainty in income taxes sets forth a specific method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The tax contingencies liability relates primarily to general state tax items and has been recorded in other non-current liabilities and other accrued liabilities on JCG's Consolidated Balance Sheets, as appropriate.

Taxing authorities generally charge interest and may assess penalties in the event that a tax position taken is subsequently reversed upon examination. JCG has accrued interest on its uncertain tax provisions based on the rates specified by the applicable taxing authorities and has recorded the interest as a component of the tax provision. At December 31, 2014, 2013 and 2012, $0.8 million,

$1.3 million and $2.2 million, respectively, of accrued interest is included in the liability for tax contingencies. Any potential penalties associated with a tax contingency will also be included as a component of the tax provision in the period in which the assessment of a penalty becomes likely. JCG does not believe that it is subject to any penalties related to its tax contingencies and, therefore, has not accrued a liability for tax penalties.

In the event of an overpayment of income taxes, taxing authorities generally pay interest from the date of the overpayment. JCG records interest income from taxing authorities as a component of the income tax provision.

Goodwill and Intangible Assets, Net

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies. JCG's identifiable intangible assets generally represent the cost of client relationships and mutual fund advisory contracts acquired as well as brand name and trademark. ETPs associated with the acquisition of VelocityShares are also part of JCG's identifiable intangible assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually as of October 1 or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Intangible assets subject to amortization are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests that are not subject to redemption rights are classified in permanent equity. Redeemable noncontrolling interests are classified outside of permanent equity on the Consolidated Balance Sheets and are measured at estimated fair value as of the balance sheet dates. Changes in fair value of redeemable noncontrolling interests are recognized as increases or decreases to redeemable noncontrolling interests with an offsetting charge to retained earnings. Certain of the INTECH ownership interests granted to employees become subject to redemption rights upon vesting at which time such interests are reclassified to redeemable noncontrolling interests. Earnings attributable to noncontrolling interests that are and are not subject to redemption rights are combined in JCG's Consolidated Statements of Comprehensive Income. Acquisitions of entities in which JCG holds an existing controlling interest are treated as a reduction of noncontrolling interests or redeemable noncontrolling interests in an amount equal to the purchase price. See Note 10 — Noncontrolling Interests for further discussion of noncontrolling interests.

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

Stock-Based Compensation

Stock-based compensation cost is based on the grant date fair value of awards expected to vest at the end of the stated service period and consists of the total value of the awards less an estimate for forfeitures. The grant date fair value of stock options is determined using the Black-Scholes option pricing model, and the grant date fair value of restricted stock is determined from the market price on the date of grant. The Black-Scholes model requires management to estimate certain variables, including the lives of options from grant date to exercise date, the volatility of the underlying shares and future dividend rates.

JCG estimates, at the time of grant, the amount of awards that are not expected to vest based on historical forfeiture rates and subsequently records adjustments, as appropriate.

Other Income, Net

The components of other income, net for the years ended December 31, 2014, 2013 and 2012, are as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Dividend income	$5.6	$3.8	$2.3
Interest income	0.6	0.5	0.6
Foreign currency gains (losses), net	(3.2)	0.2	(1.6)
Other, net	—	—	1.9

Total other income, net	$3.0	$4.5	$3.2

Earnings Per Share

JCG calculates basic and diluted earnings per share using the two-class method, as common shares and participating restricted stock awards are paid nonforfeitable dividends. Under the two-class method, net income attributable to JCG is adjusted for the allocation of earnings to participating restricted stock awards. In addition, the weighted-average diluted common shares outstanding are calculated using the two-class method.

Note 3 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new revenue recognition standard. The standard's core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting standard.

Note 4 — Investment Securities

JCG's investment securities as of December 31, 2014 and 2013, are summarized as follows (in millions):

	December 31, 2014	December 31, 2013
Trading securities:
Seeded investment products	$258.3	$312.9
Investments in advised mutual funds	4.4	45.5
Investments related to deferred compensation plans	13.0	14.9

Total trading securities	275.7	373.3

Available-for-sale securities:
Seeded investment products	68.3	10.7
Debt securities	—	101.5

Total available-for-sale securities	68.3	112.2

Total investment securities	$344.0	$485.5

Trading Securities

Seeded investment products classified as trading securities consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Fair value (in millions)	Number of products	Fair value (in millions)	Number of products
Mutual funds advised by the Company	$191.8	17	$230.0	12
Separately managed accounts	66.5	31	82.9	28

Total seeded investment products classified as trading securities	$258.3		$312.9

The Company recognized $4.3 million, $23.6 million and $16.8 million of net investment gains related to trading securities still held as of December 31, 2014, 2013 and 2012, respectively.

Available-for-Sale Securities

Seeded investment products classified as available-for-sale securities consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Fair value (in millions)	Number of products	Fair value (in millions)	Number of products
Mutual funds advised by the Company	$68.3	40	$10.7	34

During the year ended December 31, 2014, nine debt securities with an aggregate principal value of $100.0 million matured.

The following is a summary of available-for-sale securities at December 31, 2014 and 2013 (in millions):

	December 31, 2014
		Gross unrealized investment
				Foreign currency translation	Estimated fair value	Carrying value
	Cost	Gains	Losses
Available-for-sale securities:
Seeded investment products	$68.6	$0.4	$(0.6)	$(0.1)	$68.3	$68.3

	December 31, 2013
		Gross unrealized investment
				Foreign currency translation	Estimated fair value	Carrying value
	Cost	Gains	Losses
Available-for-sale securities:
Seeded investment products	$9.9	$0.9	$—	$(0.1)	$10.7	$10.7
Debt securities	101.6	—	(0.1)	—	101.5	101.5

Total available-for-sale securities	$111.5	$0.9	$(0.1)	$(0.1)	$112.2	$112.2

The Company reviewed the gross unrealized losses on available-for-sale securities and determined that the losses were not other-than-temporary. No OTTI charges were recognized for the years ended December 31, 2014 or 2013.

Realized gains and losses related to the disposition of seeded investment products classified as available-for-sale securities were recognized within investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. The following is a summary of realized gains and losses upon disposition of seeded investment products classified as available-for-sale securities for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year ended December 31,
	2014	2013	2012
Realized gains	$2.8	$2.6	$0.6
Realized losses	(0.1)	(2.1)	(0.7)

Net realized gains (losses)	$2.7	$0.5	$(0.1)

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of certain seed investments. Fluctuations in equity markets, debt markets and foreign currency markets are hedged by using index swaps, index futures and foreign currency forward contracts.

JCG was party to the following derivative instruments as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Index swaps	4	$56.8	6	$184.3
Index futures	6	$74.9	6	$66.6
Foreign currency forward contracts	7	$3.6	6	$93.6

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the index swaps and index futures are recognized in investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income while changes in the fair value of the foreign currency forward contracts are recognized in other income, net on JCG's Consolidated Statements of Comprehensive Income.

Index swaps are subject to a master netting arrangement. The values of the individual index swap contracts, including any associated cash collateral, are combined and are included on a net basis in other current assets or other accrued liabilities on JCG's Consolidated Balance Sheets. Index futures are also subject to a master netting arrangement and are presented in the same manner as the index swaps. Foreign currency forward contracts are not subject to a master netting arrangement, and as such, fair values of individual contracts are not netted and are included separately within either other current assets or other accrued liabilities on JCG's Consolidated Balance Sheets.

The Company posted $1.7 million and $4.8 million in cash collateral with the counterparty of the index futures as of December 31, 2014 and 2013, respectively. The cash collateral is included in other current assets on JCG's Consolidated Balance Sheets.

The following tables illustrate the effect of offsetting derivative instruments on JCG's Consolidated Balance Sheets as of December 31, 2014 and 2013 (in millions):

	December 31, 2014
	Gross amounts	Gross amounts offset by derivative instruments	Gross amounts offset by cash collateral	Net amounts
Assets:
Index swaps	$0.3	$—	$—	$0.3
Liabilities:
Index futures	$1.2	$—	$(1.2)	$—

	December 31, 2013
	Gross amounts	Gross amounts offset by derivative instruments	Gross amounts offset by cash collateral	Net amounts
Assets:
Index swaps	$0.1	$(0.1)	$—	$—
Index futures	0.9	(0.4)	—	0.5

Total	$1.0	$(0.5)	$—	$0.5

Liabilities:
Index swaps	$1.5	$(1.5)	$—	$—
Index futures	0.4	(0.4)	—	—
Foreign currency forward contracts	1.5	—	—	1.5

Total	$3.4	$(1.9)	$—	$1.5

JCG recognized the following net gains on hedged seed investments and net losses on associated index futures and index swaps for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year ended December 31,
	2014	2013	2012
Hedged seed investments classified as trading securities (1)	$7.3	$31.8	$11.5
Hedged seed investments classified as available-for-sale securities (1)	2.9	1.6	—

Total hedged seed investments	10.2	33.4	11.5
Index futures	(8.2)	(20.7)	(12.5)
Index swaps	(3.0)	(16.7)	—

Total	$(1.0)	$(4.0)	$(1.0)

(1)
Includes entire net gain associated with hedged equity and fixed income seed investment products. Hedging activity is limited to the systematic market risk associated with equity products and the interest rate risk associated with fixed income products.

JCG recognized the following net gains (losses) on hedged seed investments denominated in a foreign currency and net gains (losses) on associated foreign currency forward contracts for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year ended December 31,
	2014	2013	2012
Net gains (losses) in net income related to:
Foreign currency translation	$(1.9)	$4.3	$0.1
Foreign currency forward contracts	1.3	(4.3)	—

Total	$(0.6)	$—	$0.1

Derivative Instruments in Consolidated Seeded Investment Products

Certain of the Company's consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within investment securities on JCG's Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income.

JCG's consolidated seeded investment products were party to the following derivative instruments as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Swaps	117	$65.8	32	$17.8
Futures	32	$41.5	23	$10.4
Foreign currency forward contracts	37	$2.4	32	$7.4
Options	29	$0.5	5	$—

The following tables illustrate the effect of offsetting derivative instruments within consolidated seeded investment products on JCG's Consolidated Balance Sheets as of December 31, 2014 and 2013 (in millions):

	December 31, 2014
	Gross amounts	Gross amounts offset by derivative instruments	Net amounts
Assets:
Swaps	$1.4	$(0.4)	$1.0
Futures	0.6	(0.4)	0.2
Options	0.2	—	0.2

Total	$2.2	$(0.8)	$1.4

Liabilities:
Swaps	$0.4	$(0.4)	$—
Futures	0.4	(0.4)	—

Total	$0.8	$(0.8)	$—

	December 31, 2013
	Gross amounts	Gross amounts offset by derivative instruments	Net amounts
Assets:
Swaps	$1.2	$(1.2)	$—
Futures	0.1	(0.1)	—

Total	$1.3	$(1.3)	$—

Liabilities:
Swaps	$1.3	$(1.2)	$0.1
Futures	0.1	(0.1)	—

Total	$1.4	$(1.3)	$0.1

Investment Gains (Losses), Net

Investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income included the following for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year ended December 31,
	2014	2013	2012
Seeded investment products	$8.6	$28.9	$17.8
Noncontrolling interests in seeded investment products	(0.6)	3.4	2.0
Investments in advised mutual funds	(0.1)	8.5	8.6
Index swaps and index futures	(11.2)	(37.4)	(12.5)
Economic hedge for deferred compensation plans	1.3	3.0	1.3
Put spread option contracts	—	—	(6.1)
Other	0.1	0.1	—

Investment gains (losses), net	$(1.9)	$6.5	$11.1

Purchases, Sales, Settlements and Maturities

Cash flows related to investment securities for the years ended December 31, 2014, 2013 and 2012, are summarized as follows (in millions):

	Year ended December 31,
	2014		2013		2012
	Purchases and settlements	Sales, settlements and maturities	Purchases and settlements	Sales, settlements and maturities	Purchases and settlements	Sales, settlements and maturities
Trading securities	$(143.5)	$148.0	$(118.0)	$79.1	$(108.9)	$80.7
Available-for-sale securities	(0.7)	174.9	(103.5)	47.0	(1.1)	8.0
Derivative instruments:
Seed capital economic hedge	(24.4)	13.9	(70.2)	31.5	(21.0)	11.3

Total cash flows	$(168.6)	$336.8	$(291.7)	$157.6	$(131.0)	$100.0

Seeding of investment products in 2014 included a $100.0 million investment in the Global Unconstrained Bond strategy. The investment included $48.0 million and $52.0 million allocated to JCG's domestic and international trusts, respectively.

Note 5 — Goodwill, Intangible Assets and Acquisitions

JCG's goodwill and intangible assets are summarized below (in millions):

	December 31, 2013	Acquisition	Amortization	December 31, 2014
Indefinite-lived intangible assets:
Advisory contracts	$918.6	$3.3	$—	$921.9
Brand name and trademark	270.6	—	—	270.6
Definite-lived intangible assets:
Client relationships	150.2	33.6	—	183.8
Accumulated amortization	(109.3)	—	(9.6)	(118.9)

Net intangible assets	$1,230.1	$36.9	$(9.6)	$1,257.4

Goodwill	$488.2	$21.5	$—	$509.7

The majority of goodwill and intangible assets were generated from the purchase of the noncontrolling interest of Janus and acquisitions of interests in INTECH, Perkins and VelocityShares. Intangible assets acquired as a result of these transactions include brand name and trademark, advisory contracts and client relationships.

Indefinite-lived intangible assets represent brand name, trademark and advisory contracts.

Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives of 12 years (17 years for VelocityShares intangible assets) using the straight-line method. JCG recognizes an impairment charge equal to the unamortized value of the associated subadvised relationship when notification of termination is received. There were no intangible asset impairment charges recognized during the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, the Company recognized $7.7 million of intangible asset impairment charges in amortization expense from the loss of JCG subadvised relationships.

Amortization expense was $9.6 million, $12.2 million and $19.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Expected future amortization expense is summarized below (in millions):

Year ended December 31,	Amount
2015	$9.9
2016	9.6
2017	9.6
2018	6.9
2019	4.7
Thereafter	24.2

Total	$64.9

Impairment Testing

The October 2014 tests of goodwill and indefinite-lived intangible assets indicated that estimated fair values substantially exceeded their respective carrying values, and as such, no impairment charges were recognized. The October 2014 tests included certain underlying key assumptions regarding future overall market trends and Company operating performance. If actual future market results and Company operating performance vary significantly and unfavorably to those included in the Company's financial forecast, the Company may be subject to impairment charges related to its goodwill and indefinite-lived intangible assets.

No impairment charges were recognized as a result of the October 2013 and 2012 tests of goodwill and indefinite-lived intangible assets.

Acquisition of VelocityShares

On October 13, 2014, the Company entered into an agreement to acquire 100% of the outstanding equity of VS Holdings Inc., the parent company of VelocityShares. VelocityShares is a sponsor of ETPs, including rules-based ETFs, that provide volatility management solutions to institutional clients. As of December 31, 2014, VelocityShares-branded products had approximately $2.4 billion in assets. The majority of these assets represent tactical trading products serving short-term investors and traders in the form of exchange-traded notes. The acquisition of VelocityShares is expected to facilitate JCG's entrance into the ETP business.

On December 1, 2014, JCG announced the closing of the VelocityShares acquisition. The transaction included initial upfront cash consideration of $32.7 million with up to an additional $36.0 million in contingent cash consideration if certain revenue targets are achieved over a four-year period. At acquisition, JCG estimated that contingent consideration with a current fair value of $17.9 million will be paid over a four year period. The total purchase price, including the upfront payment and the present value of the expected contingent payments, was allocated as follows:

Intangible assets	$36.9
Goodwill	21.5
Cash acquired	4.3
Deferred tax liability	(11.0)
Other liabilities, net	(1.1)

Total allocation	$50.6

Note 6 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests measured or disclosed at fair value on a recurring basis as of December 31, 2014 (in millions):

	Fair value measurements using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents	$7.7	$292.5	$—	$300.2
Index swaps	—	0.3	—	0.3
Trading securities:
Seeded investment products	136.6	121.7	—	258.3
Investments in advised mutual funds	4.4	—	—	4.4
Investments related to deferred compensation plans	13.0	—	—	13.0
Available-for-sale securities:
Seeded investment products	68.3	—	—	68.3

Total investment securities	222.3	121.7	—	344.0

Total assets	$230.0	$414.5	$—	$644.5

Liabilities:
Long-term debt	$—	$558.0	$—	$558.0
VelocityShares contingent consideration	—	—	17.9	17.9
Index futures	1.2	—	—	1.2

Total liabilities	$1.2	$558.0	$17.9	$577.1

Redeemable noncontrolling interests	$—	$—	$5.4	$5.4

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

Transfers are recognized at the end of each reporting period. Transfers from Level 1 and Level 2 classifications for the years ended December 31, 2014 and 2013, are summarized as follows (in millions):

	Year ended December 31,
	2014	2013
Transfers from Level 1 to Level 2	$4.9	$—
Transfers from Level 2 to Level 1	$1.2	$12.7

JCG's Level 3 recurring fair value measurements as of December 31, 2014, represent INTECH redeemable noncontrolling interests and contingent cash consideration related to the acquisition of

VelocityShares. The changes in fair value of JCG's Level 3 items, for the years ended December 31, 2014 and 2013, are as follows (in millions):

	Year ended December 31,
	2014		2013
	Redeemable noncontrolling interests	VelocityShares contingent consideration	Redeemable noncontrolling interests
Beginning of year fair value	$7.3	$—	$42.9
Distributions	(0.6)	—	(4.2)
Current earnings	0.5	—	3.0
Purchase of redeemable noncontrolling interests	(0.6)	—	(33.8)
Vesting of noncontrolling interests	—	—	1.2
Issuance	—	17.9	—
Change in fair value	(1.2)	—	(1.8)

End of year fair value	$5.4	$17.9	$7.3

Note 7 — Debt

Debt at December 31, 2014 and 2013, consisted of the following (in millions):

	December 31, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
6.700% Senior Notes due 2017	$344.5	$380.8	$344.4	$383.7
0.750% Convertible Senior Notes due 2018	106.0	177.2	103.3	148.8
3.250% Convertible Senior Notes due 2014	—	—	58.0	61.8
6.119% Senior Notes due 2014	—	—	38.9	39.5

Total debt	450.5	558.0	544.6	633.8

Less: Current maturities	—	—	(96.9)	(101.3)

Total long-term debt	$450.5	$558.0	$447.7	$532.5

Fair Value of Debt

The fair value of debt was determined using broker quotes and any recent trading activity for each of the notes listed above, which are considered Level 2 inputs.

6.700% Senior Notes due 2017

The 6.700% Senior Notes due 2017 ("2017 Senior Notes") include an unamortized discount at December 31, 2014, of $0.2 million, which will be amortized over the remaining term of the notes. Interest expense related to the 2017 Senior Notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $23.5 million for the year ended December 31, 2014. Interest on the 2017 Senior Notes is paid semiannually in June and December. The 2017 Senior Notes mature on June 15, 2017.

0.750% Convertible Senior Notes due 2018

The 0.750% Convertible Senior Notes due 2018 ("2018 Convertible Notes") include an unamortized discount at December 31, 2014, of $10.6 million, which will be amortized over the remaining term of the notes. Interest expense related to the 2018 Convertible Notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $4.2 million for the year ended December 31, 2014. Interest on the 2018 Convertible Notes is paid semiannually in January and July. The 2018 Convertible Notes mature on July 15, 2018.

The initial conversion rate of the 2018 Convertible Notes was 92.06 shares of JCG common stock per $1,000 principal amount of the 2018 Convertible Notes, which was equivalent to an initial conversion price of approximately $10.86 per share of common stock. The initial conversion rate was most recently adjusted during the fourth quarter 2014 when JCG paid a quarterly cash dividend of $0.08 per share, which was greater than the quarterly dividend of $0.07 per share at the time of issuance. As a result of the quarterly cash dividend paid on November 21, 2014, the conversion rate changed to 92.28 shares of JCG common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to a conversion price of approximately $10.84 per share of common stock.

Holders of the 2018 Convertible Notes may convert the notes early if the last reported sale price of JCG's common stock is greater than or equal to $14.09 per share of common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. As of January 1, 2015, the 2018 Convertible Notes meet the criteria for early conversion.

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

The initial $10.86 and $12.60 per share of common stock exercise prices of the call options and warrants, respectively, were adjusted during the fourth quarter 2014 when JCG paid a quarterly cash dividend of $0.08 per share. As a result of the quarterly cash dividend paid on November 21, 2014, which was greater than the quarterly dividend of $0.07 per share at the time of issuance, the exercise price of the call options changed to $10.84 per share of common stock, and the exercise price of the warrants changed to $12.57 per share of common stock.

3.250% Convertible Senior Notes due 2014

On July 15, 2014, the 3.250% Convertible Senior Notes due 2014 ("2014 Convertible Notes") matured and JCG paid the principal balance of $60.0 million with cash on hand.

6.119% Senior Notes due 2014

On April 15, 2014, the 6.119% Senior Notes due 2014 ("2014 Senior Notes") matured and JCG paid the principal balance of $38.9 million with cash on hand.

Loss on Early Extinguishment of Debt

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

During the first quarter 2012, JCG completed a debt tender in which $59.4 million aggregate principal amount of the Company's outstanding 2014 Senior Notes and 2017 Senior Notes was repurchased with cash on hand. JCG recognized a $7.2 million loss on early extinguishment of debt related to the repurchase of these notes.

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

Interest Rate Adjustment Covenant

The 2017 Senior Notes are subject to an interest rate adjustment covenant that provides that the interest rate payable will increase by 25 basis points for each level that the Company's debt rating is decreased by Moody's from Baa3 or by S&P from BBB–, up to a maximum increase of 200 basis points. If the interest rate has been adjusted upward as a result of either Moody's or S&P decreasing its rating, then for each level of a subsequent rating increase, the interest payable will be decreased by 25 basis points, but in no event to a rate less than the interest rate payable on the date of issuance of the respective notes. The interest rate adjustment covenant will permanently terminate if the Company's debt ratings increase to Baa2 (or higher) by Moody's and BBB (or higher) by S&P, with a stable or positive outlook regardless of any subsequent decrease in the ratings by either or both rating agencies. On March 18, 2014, S&P reaffirmed JCG's credit rating of BBB– with a negative outlook. On August 27, 2014, Moody's reaffirmed JCG's credit rating of Baa3 with a stable outlook.

Credit Facility

At December 31, 2014, JCG had a $200 million, unsecured, revolving credit facility ("the Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the London Interbank Offered Rate plus a spread, which is based on JCG's credit rating. JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG's credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At December 31, 2014, JCG's financing leverage ratio was 1.44x and the interest coverage ratio was 11.13x. JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at December 31, 2014, or during the year ended December 31, 2014. The Credit Facility has a maturity date of November 23, 2018.

For the year ended December 31, 2013, JCG incurred $1.9 million of issuance costs related to the Credit Facility, which are being amortized to interest expense over the remaining term of the Credit Facility.

Aggregate Maturities of Indebtedness

The aggregate amounts of debt maturing or callable in the next five years are as follows (in millions):

Year ended December 31,	Amount
2015	$—
2016	—
2017	344.7
2018	116.6
2019	—
Thereafter	—

Total	$461.3

Note 8 — Income Taxes

JCG's components of income before taxes for the years ended December 31, 2014, 2013 and 2012, are as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Domestic	$245.3	$180.8	$163.7
International	12.4	14.7	12.9

Total	$257.7	$195.5	$176.6

JCG's provision for income taxes for the years ended December 31, 2014, 2013 and 2012, is summarized as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$72.7	$61.1	$46.9
State and local	7.0	6.4	3.8
International	2.5	3.7	2.8

Total current	82.2	71.2	53.5

Deferred:
Federal	18.4	2.1	10.4
State and local	1.9	—	0.8
International	(0.2)	—	—

Total deferred	20.1	2.1	11.2

Total income tax provision	$102.3	$73.3	$64.7

JCG's deferred income tax assets (liabilities) as of December 31, 2014 and 2013, are summarized as follows (in millions):

	December 31,
	2014	2013
Deferred income tax assets:
Compensation and benefits	$50.0	$60.8
Accrued liabilities	2.7	3.1
Investments	2.6	1.2
Tax attributes	8.2	4.0
Other	5.3	5.5

Total deferred income tax assets	68.8	74.6

Deferred income tax liabilities:
Intangible assets	(502.9)	(476.7)
Debt discounts and issuance costs	—	(0.7)
Prepaid expenses	(6.4)	(5.2)
Other	(5.0)	(6.5)

Total deferred income tax liabilities	(514.3)	(489.1)

Net deferred income tax liabilities	$(445.5)	$(414.5)

The current deferred income tax amounts at December 31, 2014 and 2013, are included within other current assets on JCG's Consolidated Balance Sheets. Deferred tax assets and liabilities are reflected on JCG's Consolidated Balance Sheets as follows (in millions):

	December 31,
	2014	2013
Current deferred income tax asset	$32.9	$33.2
Non-current deferred income tax liability	(478.4)	(447.7)

Net deferred income tax liabilities	$(445.5)	$(414.5)

JCG's effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2014, 2013 and 2012, as follows:

	Year ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State and local tax rate, net of federal benefit	2.3	2.3	2.3
Noncontrolling interests	(0.1)	(1.4)	(2.0)
Tax adjustments	(0.5)	(0.8)	(1.0)
Equity-based compensation	3.0	2.5	2.4
Other	—	(0.1)	(0.1)

Total effective income tax rate	39.7%	37.5%	36.6%

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

A reconciliation of the beginning and ending liability for the years ended December 31, 2014, 2013 and 2012, is as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Beginning of year	$5.6	$5.9	$7.4
Additions for tax positions of current year	0.8	1.0	0.9
Additions for tax positions of prior years	—	—	0.4
Reduction due to statute expirations	(1.0)	(0.9)	(1.5)
Reduction due to settlement of audits	—	(0.4)	(1.3)

End of year	$5.4	$5.6	$5.9

A deferred tax asset of $1.9 million is associated with the tax contingencies liability at December 31, 2014. If the tax contingencies liability and related deferred tax asset are reversed in future periods, the income tax provision would be favorably affected by $3.5 million. As of December 31, 2014, JCG had $5.4 million of accrued reserves for income tax contingencies. JCG decreased its income tax contingency reserves in 2014 by $1.0 million as a result of the expiration of statutes of limitations and audit settlements, creating a net tax benefit of $0.6 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $1.3 million in the next 12 months primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities on JCG's Consolidated Balance Sheets.

Tax returns filed in previous years are subject to audit by various federal, state and international taxing authorities, and as a result of such audits, additional tax assessments may be proposed. As of December 31, 2014, tax years from 2009 and forward remain subject to audit.

Taxing authorities generally charge interest and may assess penalties in the event that a tax position taken is subsequently reversed upon examination. JCG has accrued interest on its uncertain tax provisions based on the rates specified by the applicable taxing authorities and has recorded the interest as a component of the tax provision. At December 31, 2014, 2013 and 2012, $0.8 million, $1.3 million and $2.2 million, respectively, of accrued interest is included in the liability for tax contingencies. Any potential penalties associated with a tax contingency will also be included as a component of the tax provision in the period in which the assessment of a penalty becomes likely. JCG does not believe that it is subject to any penalties related to its tax contingencies and, therefore, has not accrued a liability for tax penalties.

In the event of an overpayment of income taxes, taxing authorities generally pay interest from the date of the overpayment. JCG records interest income from taxing authorities as a component of the income tax provision.

Note 9 — Other Balance Sheet Captions

Other current assets at December 31, 2014 and 2013, are composed of the following (in millions):

	December 31,
	2014	2013
Deferred commissions	$3.9	$2.2
Prepaid insurance	3.0	3.0
Prepaid information technology maintenance	3.3	3.2
Deferred income taxes	32.9	33.2
Stock repurchase program funding	5.5	5.6
Other current assets	11.2	4.8

Total other current assets	$59.8	$52.0

Other accrued liabilities at December 31, 2014 and 2013, are composed of the following (in millions):

	December 31,
	2014	2013
Accrued marketing and distribution	$15.2	$14.6
Income tax contingencies	1.6	2.5
Deferred compensation liability	27.5	31.6
Interest payable	1.4	2.9
Income tax payable	10.1	16.7
VelocityShares contingent consideration	8.6	—
Other accrued liabilities	13.6	9.7

Total other accrued liabilities	$78.0	$78.0

Note 10 — Noncontrolling Interests

Noncontrolling interests in net income for the years ended December 31, 2014, 2013 and 2012, consisted of the following (in millions):

	Year ended December 31,
	2014	2013	2012
Nonredeemable noncontrolling interests in subsidiaries	$1.1	$1.1	$2.1
Nonredeemable noncontrolling interests in consolidated seeded investment products	(0.6)	3.4	2.0
Redeemable noncontrolling interests in subsidiaries	0.5	3.0	5.5

Total noncontrolling interests in net income	$1.0	$7.5	$9.6

Nonredeemable Noncontrolling Interests

At December 31, 2014, noncontrolling interests that are not subject to redemption rights included employee ownership interests in INTECH and third-party investors' ownership in consolidated seeded investment products.

Nonredeemable noncontrolling interests as of December 31, 2014 and 2013, are summarized as follows (in millions):

	December 31,
	2014	2013
Nonredeemable noncontrolling interests in consolidated seeded investment products	$41.1	$8.8
Nonredeemable noncontrolling interests in INTECH	6.2	4.9

Total nonredeemable noncontrolling interests	$47.3	$13.7

Changes in noncontrolling interests in consolidated seeded investment products were driven by changes in the market value and changes in ownership of the underlying seeded investment products. Noncontrolling interests in seeded products increased in 2014 due to third-party investment in a number of the Company's mutual funds during 2014.

The following table presents a rollforward of noncontrolling interests in consolidated seeded investment products for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year ended December 31,
	2014	2013	2012
Beginning of year balance	$8.8	$12.4	$29.2
Changes in market value	(0.6)	3.4	2.0
Changes in ownership	32.9	(7.0)	(18.8)

End of year balance	$41.1	$8.8	$12.4

Redeemable Noncontrolling Interests

As of December 31, 2014 and 2013, redeemable noncontrolling interests are summarized as follows (in millions):

	December 31,
	2014	2013
Redeemable noncontrolling interests in subsidiaries	$5.9	$5.9
Undistributed earnings	(0.5)	1.4

Total redeemable noncontrolling interests	$5.4	$7.3

INTECH

INTECH ownership interests held by a founding member had an estimated fair value of $5.9 million and $5.3 million as of December 31, 2014 and 2013, respectively, representing approximately 1.0% aggregate ownership of INTECH for both periods. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interests of INTECH at fair value.

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

Note 11 — Long-Term Incentive Compensation

The components of JCG's long-term incentive compensation expense for the years ended December 31, 2014, 2013 and 2012, are summarized as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Stock options	$0.4	$3.1	$6.6
Restricted stock awards	26.2	20.5	19.6
Price-vesting units	0.6	0.4	0.6
Mutual fund share awards	32.4	38.3	41.3
Perkins senior profits interests	(11.9)	0.7	(1.6)
INTECH profits interests	3.4	—	—
Employee stock purchase plan	0.2	0.1	0.2

Total long-term incentive compensation	$51.3	$63.1	$66.7

Compensation cost associated with restricted stock includes $1.7 million, $2.4 million and $(1.4) million of amortization of INTECH interests granted to certain key employees of INTECH for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2012, compensation cost associated with restricted stock included $3.6 million of amortization of INTECH interests and a $5.0 million benefit related to a restricted stock forfeiture as a result of the departure of a former INTECH executive. Compensation cost classified within restricted stock also included $1.2 million of amortization of Perkins ownership interests granted to a Perkins employee for the year ended December 31, 2012. There was no amortization of Perkins ownership interests during the years ended December 31, 2014 and 2013.

Historical long-term incentive awards have been granted with ratable vesting schedules between three and 10 years. The awards granted in 2014, 2013 and 2012 were generally granted with a four-year ratable vesting schedule and are generally not subject to accelerated vesting. INTECH also granted $3.1 million of ownership interests to its employees in 2012, which generally vest and will be recognized over a four-year period.

At December 31, 2014, unrecognized and unearned compensation, net of estimated forfeitures and excluding mark-to-market adjustments on mutual fund share awards, and the weighted-average number of years over which the compensation cost will be recognized are summarized as follows (in millions):

	Unrecognized compensation	Weighted- average years
Stock options	$0.3	1.5
Restricted stock awards	69.5	3.6
Profit interests	76.4	9.1
Mutual fund share awards	45.9	2.6

Total	$192.1	5.5

Unrecognized INTECH interests included in restricted stock awards in the table above totaled $2.7 million and will be recognized over a weighted-average period of 3.4 years.

JCG generally grants annual long-term incentive awards in January of each year. The 2015 annual grant, not included in the table above, totaled $75.2 million and will generally be recognized ratably over a four-year period. The 2015 annual grant is not subject to performance-based accelerated vesting.

Stock Options

Stock options were granted to employees in 2013 and 2012. There were no stock options granted to employees in 2014 or in the 2015 annual grant.

The fair value of stock options granted to JCG employees in 2013 and 2012 was estimated on the date of each grant using the Black-Scholes option pricing model with the following assumptions:

	2013	2012
Weighted-average fair value of options granted	$ 4.40	$ 3.96
Assumptions:
Dividend yield	2.47%	2.33%
Expected volatility	64%	66%
Risk-free interest rate	0.84%	0.71%
Expected life	5 years	5 years

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

The table below summarizes JCG's outstanding options, exercisable options and options vested or expected to vest for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at January 1	8,985,562	$14.91	12,773,178	$14.56	15,000,904	$14.44
Granted	—	—	45,455	9.77	151,515	8.57
Exercised	(808,583)	9.18	(1,341,502)	5.32	(953,590)	5.35
Forfeited	(7,179)	10.60	(57,218)	11.78	(158,003)	7.15
Expired	(3,528,237)	17.65	(2,434,351)	18.33	(1,267,648)	20.26

Outstanding at December 31	4,641,563	$13.84	8,985,562	$14.91	12,773,178	$14.56

Exercisable (1)	3,295,557	$8.89	3,215,356	$7.80	2,139,710	$5.32

Vested or expected to vest	4,641,563	$13.84	8,984,974	$14.91	12,754,883	$14.56

(1)
The number of exercisable options represents instruments for which all vesting criteria have been satisfied and whose exercise price was below the closing price of the Company's common stock as of the end of the period. Options outstanding for which all vesting criteria have been satisified but whose exercise price was above the closing price of the Company's common stock were 1.2 million, 5.2 million, and 8.4 million as of December 31, 2014, 2013 and 2012, respectively.

The following table summarizes the intrinsic value of exercised, outstanding and exercisable options at December 31, 2014, 2013 and 2012 (in millions):

	December 31,
	2014	2013	2012
Exercised	$3.3	$5.1	$3.3
Outstanding	$20.1	$15.5	$10.6
Exercisable	$23.9	$14.7	$6.8

The following table summarizes the information about stock options that were outstanding at December 31, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of options outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$5 to $10	1,755,519	1.45	$5.72	1,645,669	1.25	$5.50
$10 to $20	1,659,569	1.78	12.30	1,649,888	1.78	12.27
$20 to $28	1,226,475	0.09	27.54	—	—	—

$5 to $28	4,641,563	1.21	13.84	3,295,557	1.52	8.89

Restricted Stock Awards

The table below summarizes unvested restricted stock awards for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Unvested at January 1	5,838,290	$9.71	4,656,396	$9.55	4,700,134	$9.90
Granted	4,361,560	12.45	3,614,397	9.61	1,853,405	8.45
Vested	(1,884,731)	10.08	(2,100,456)	9.07	(1,672,966)	9.33
Forfeited	(514,465)	10.20	(332,047)	10.51	(224,177)	10.46

Unvested at December 31	7,800,654	$11.11	5,838,290	$9.71	4,656,396	$9.55

The total fair value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012, was $21.6 million, $20.0 million and $13.2 million, respectively.

Price-Vesting Units

JCG granted 249,100 price-vesting units to its Chief Executive Officer on December 30, 2011, totaling $1.2 million. These price-vesting units comprise two tranches of $0.6 million each. The first tranche is subject to a stock price hurdle representing a 27% premium over the $6.31 closing price of the Company's common stock on the date of grant, and the second tranche is subject to a stock price hurdle representing a 58% premium over the same closing price. Both tranches vest ratably over a four-year service period. To achieve each price hurdle, the Company's common stock must close at or above the prescribed price for 20 consecutive trading days at any time during the service period of the award. The units only vest if both the price hurdle and the service conditions are met. The stock price hurdle associated with the first tranche was achieved in 2012 and 29,400 units vested in 2012, 2013 and 2014. The stock price hurdle associated with the second tranche was achieved in December 2013 and 65,750 units vested in 2013 and 32,875 units vested in 2014. The price-vesting units award is required to be amortized using the graded-vesting method due to the underlying market conditions as represented by the stock price hurdles. In addition, the expense will be recognized irrespective of achieving the price hurdles provided service conditions are satisfied.

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

JCG granted 76,682 price-vesting units to its Chief Executive Officer on December 31, 2014, totaling $2.2 million. These price-vesting units may or may not vest, in whole or in part, three years after the date of grant, depending on JCG's three-year operating profit margin performance during the vesting period. If JCG's three-year operating margin performance is less than or equal to 24%, none of the shares will vest. Alternatively, if JCG's three-year operating margin performance equals 28%, 100% of the shares will vest. If JCG's three-year operating margin performance is greater than or equal to 32%, 200% of the shares will vest. All intermediate amounts between 24%, 28% and 32% will be interpolated on a straight-line basis.

Mutual Fund Share Awards

During 2014, 2013 and 2012, JCG granted employees $22.7 million, $38.1 million and $39.8 million, respectively, in awards that are indexed to certain mutual funds managed by the Company. The 2013 grant includes $16.0 million of performance-based mutual fund share awards. The performance-based mutual fund share awards vest five years after the grant date if certain performance fee criteria are achieved. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding.

At December 31, 2014, the cost basis of unvested awards totaled $71.0 million.

Perkins Senior Profits Interests Awards

On December 31, 2008, Perkins granted senior profits interests awards designed to retain and incentivize key employees to grow the business. These awards vested on the fifth anniversary of grant and were entitled to a total of 5% of Perkins' annual taxable income. These awards had a formula-driven terminal value based on revenue and relative investment performance of products managed by Perkins. Participants carried a put right that would require JCG to terminate the awards in exchange for the then-applicable formula price on December 31, 2014, the sixth anniversary of grant. The value of the put right at December 31, 2014 was $5.9 million. On January 27, 2015, participants exercised their right to put the senior profits interests awards to JCG. The Company settled the awards with a $5.9 million cash payment to participants on February 13, 2015.

On November 18, 2013, Perkins granted additional senior profits interests awards which fully vest on December 31, 2018 and are entitled to a total of 10% of Perkins' annual taxable income. The entitlement to a percentage of Perkins' annual taxable income over the vesting period is tiered and starts at 2% in 2015 and increases 2% each year thereafter until reaching 10% after fully vesting on December 31, 2018. In addition, these awards have a formula-driven terminal value based on Perkins' revenue. JCG can call and terminate any or all of the awards on December 31, 2018, and each year thereafter. Holders of such interests can require JCG to purchase the interests in exchange for the then-applicable formula price on December 31, 2018. The senior profits interests are also subject to termination at premiums or discounts to the formula at the option of JCG or certain employees, as applicable, upon certain corporate or employment-related events affecting Perkins or certain employees. As of December 31, 2014, the formula driven value was zero and there was no liability on JCG's Consolidated Balance Sheets associated with the Perkins senior profits interests awards granted in 2013.

INTECH Long-Term Incentive Awards

In October 2014, INTECH granted new long-term incentive awards to retain and incentivize employees. The new awards consist of appreciation rights, profits interests and phantom interests and are designed to give recipients an equity-like stake in INTECH. Combined, the new awards represent an approximate 12% economic stake in INTECH's pre-incentive profits and replace a portion of the prior discretionary bonus pool.

The appreciation rights have a grant date fair value of $23.2 million, which will be amortized on a straight-line basis over the 10-year vesting schedule, and are exercisable upon termination of employment from INTECH and to the extent vested. Upon exercise, the appreciation rights are settled in INTECH equity. The fair value of the appreciation rights was estimated using the Black-Scholes option pricing model with the following assumptions:

Assumptions:
Dividend yield	1.98%
Expected volatility	34%
Risk-free interest rate	2.53%
Expected life	12 years

The dividend yield and expected volatility were determined using historical data from publicly traded peers. The risk-free interest rate is based on the 10-year U.S. Treasury note at the time of the grant. The expected life of the appreciation rights was estimated based upon the assumption that recipients terminate upon vesting and exercise 20% of their rights each year over the following five years.

INTECH profits interests and phantom interests entitle holders to periodic distributions of a portion of INTECH operating income. Distributions are made during employment and, for profits interests, post-employment for up to 10 years. Phantom interests are entitled to a one-time distribution at termination of employment. Compensation expense for post-employment distributions is based upon the present value of expected future distributions and will be recognized pro rata over the 10-year vesting schedule for profits interests and five years for phantom interests. The present value of these payments was determined using a 2% discount rate, which represents the interest rate on a 20-year U.S. Treasury note. As of December 31, 2014, the total undiscounted estimated post-employment payments for profits interests and phantom interests is $38.0 million (the majority will not be paid until 10 to 20 years after the grant date). The estimated post-employment payments will be evaluated and adjusted quarterly, as necessary, with changes recorded in results of operations.

Long-Term Incentive Stock Plans

On May 10, 2005, JCG shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan"), which allowed the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. Subsequent to the 2015 annual grant in January, 3.3 million shares of stock options and less than 0.1 million shares of restricted stock are available to be granted under the 2005 Plan. On April 29, 2010, JCG shareholders approved the 2010 Long-Term Incentive Stock Plan ("2010 Plan"), which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock. On April 26, 2012, JCG shareholders approved an amendment to the 2010 Plan to increase the number of shares available to grant by 9.0 million shares for a total of 13.4 million shares of equity-based awards available to grant under the 2010 Plan. Subsequent to the 2015 annual grant in January, approximately 0.2 million shares of equity-based awards are available to be granted under the 2010 Plan.

JCG also has a 2012 Employment Inducement Award Plan ("EIA Plan") with 0.8 million shares of equity-based awards available to be granted as of December 31, 2014. The EIA Plan is not a shareholder-approved plan.

Note 12 — Employee Benefit Plans

Substantially all full-time employees of JCG are eligible to participate in a company-sponsored 401(k), Employee Stock Ownership Plan ("ESOP") and profit-sharing plan (collectively, the "401(k) Plan"). During the year ended December 31, 2014, JCG matched a maximum of 4% of employee eligible compensation in the 401(k) Plan. During the years ended December 31, 2013 and 2012, JCG matched a maximum of 3% of employee eligible compensation in the 401(k) Plan. Eligible employees with Janus before January 1, 2014 vest immediately in company-matched 401(k) contributions while employees who started employment after January 1, 2014 vest ratably over five years. Contributions to the ESOP and the profit-sharing components of the 401(k) Plan are made at the discretion of the Board of Directors' Compensation Committee. There were no contributions made to the ESOP and profit-sharing plans for 2014, 2013 or 2012. Participants vest ratably in the ESOP and profit-sharing contributions over a five-year period. Expenses related to the 401(k) Plan, and equivalent plans internationally, were $6.3 million, $4.7 million and $4.1 million in 2014, 2013 and 2012, respectively.

The Company also maintains deferred compensation plans for certain highly compensated employees and members of its Board of Directors. At December 31, 2014 and 2013, the fair value of investments related to deferred compensation plans totaled $13.0 million and $14.9 million, respectively. See Note 2 — Summary of Significant Accounting Policies for a further discussion of the Company's deferred compensation plans.

Note 13 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2014 and 2013, are as follows (in millions):

	Year ended December 31,
	2014			2013
	Available-for-sale securities	Foreign currency	Total	Available-for-sale securities	Foreign currency	Total
Beginning balance	$1.2	$(2.3)	$(1.1)	$1.4	$(0.8)	$0.6
Other comprehensive income before reclassifications	1.9	—	1.9	0.1	—	0.1
Amounts reclassified from accumulated other comprehensive loss to:
Investment gains (losses), net	(2.2)	—	(2.2)	(0.3)	—	(0.3)
Other income, net	—	—	—	—	(1.5)	(1.5)

Total other comprehensive income (loss), net of tax	(0.3)	—	(0.3)	(0.2)	(1.5)	(1.7)

Ending balance	$0.9	$(2.3)	$(1.4)	$1.2	$(2.3)	$(1.1)

The components of other comprehensive income (loss), net of tax for the years ended December 31, 2014, 2013 and 2012, are as follows (in millions):

Year ended December 31, 2014	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$3.0	$(1.1)	$1.9
Reclassification for items included in net income	(3.5)	1.3	(2.2)

Total other comprehensive loss	$(0.5)	$0.2	$(0.3)

Year ended December 31, 2013	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$0.2	$(0.1)	$0.1
Reclassification for items included in net income	(2.9)	1.1	(1.8)

Total other comprehensive loss	$(2.7)	$1.0	$(1.7)

Year ended December 31, 2012	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$1.0	$(0.4)	$0.6
Reclassification for items included in net income	0.1	—	0.1
Foreign currency gain	0.7	(0.3)	0.4

Total other comprehensive income	$1.8	$(0.7)	$1.1

Note 14 — Earnings Per Share

The following is a summary of the earnings per share calculation for the years ended December 31, 2014, 2013 and 2012 (in millions, except per share data):

	Year ended December 31,
	2014	2013	2012
Net income attributable to JCG	$154.4	$114.7	$102.3
Less: Allocation of earnings to participating restricted stock awards	5.1	—	—

Net income attributable to JCG common shareholders	$149.3	$114.7	$102.3

Basic earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	182.2	184.6	183.7

Basic earnings per share	$0.82	$0.62	$0.56

Diluted earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	182.2	184.6	183.7
Incremental common shares	2.7	1.3	1.4

Weighted-average diluted common shares outstanding	184.9	185.9	185.1

Diluted earnings per share	$0.81	$0.62	$0.55

Incremental common shares include the dilutive effect of stock options, unvested nonparticipating restricted stock awards, the 2018 Convertible Notes, warrants and price-vesting units using the two-class method of calculating earnings per share.

The following stock options, unvested nonparticipating restricted stock and price-vesting units are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Year ended December 31,
	2014	2013	2012
Employee stock options	1.5	7.0	9.5
Other stock options	—	—	14.0
Unvested nonparticipating restricted stock and price-vesting units	0.4	1.2	1.6

All shares held in the JCG ESOP are treated as outstanding for purposes of computing basic earnings per share.

Note 15 — Commitments and Contingencies

Operating and Capital Leases

JCG rents office space and equipment under the terms of various operating lease agreements. As of December 31, 2014, future minimum rental commitments under non-cancelable operating and capital leases are as follows (in millions):

Year ended December 31,	Amount
2015	$16.9
2016	15.2
2017	14.3
2018	13.2
2019	11.2
Thereafter	52.6

Total	$123.4

Rent expense was $17.0 million, $16.5 million and $15.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

JCG's capital lease obligations represent leased computer equipment. The carrying value of the obligations at December 31, 2014 and 2013, totaled $0.8 million and $1.9 million, respectively, and is included in other accrued liabilities and other non-current liabilities on JCG's Consolidated Balance Sheets. The related lease terms extend through 2017.

Litigation and Other Regulatory Matters

JCG is periodically involved in various legal proceedings and other regulatory matters. At December 31, 2014, JCG had a $0.4 million litigation accrual for all pending litigation matters. Possible losses in addition to this amount cannot be currently estimated, and as such, no additional accruals have been made. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JCG's consolidated financial condition.

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

Note 16 — Related Party Transactions

JCG earns fees from the various registered investment companies for which it acts as investment adviser. Accounts receivable include amounts due from these investment companies. The table below presents this related party activity for the years ended and as of December 31, 2014, 2013 and 2012 (in millions):

	Year ended December 31,
	2014	2013	2012
Investment management, performance and shareowner servicing fees	$762.1	$696.9	$670.7
12b-1 plan fees earned (1)	$5.0	$6.3	$6.5

	As of December 31,
	2014	2013	2012
Accounts receivable from registered investment companies	$76.9	$59.3	$54.3
(1)
The annual marketing or distribution fee on a mutual fund.

The Dai-ichi Life Insurance Company ("Dai-ichi Life") is a significant shareholder of the Company. Investment management fees earned from Dai-ichi Life and its affiliates for the years ended December 31, 2014, 2013 and 2012, were $14.7 million, $8.9 million and $3.7 million, respectively.

Note 17 — Shareholder Rights Plan

JCG does not currently have a Shareholder Rights Plan ("Rights Plan") in place as JCG's Board of Directors let the previous Rights Plan expire by its terms in June 2010. The Board of Directors reserves the right to implement a new Rights Plan at any time.

Note 18 — Segment and Geographic Information

Although we manage and distribute a wide range of investment products and services, the Company's management directs JCG's operations as one business, the investment management business, and thus operates in one business segment.

The following summary provides information concerning JCG's principal geographic areas for the years ended and as of December 31, 2014, 2013 and 2012 (in millions):

	Year ended December 31,
Revenues	2014	2013	2012
United States	$827.7	$768.6	$751.7
International	125.5	105.3	98.3

Total	$953.2	$873.9	$850.0

	As of December 31,
Long-lived assets	2014	2013	2012
United States	$1,736.5	$1,710.8	$1,725.7
International	4.6	4.8	4.8

Total	$1,741.1	$1,715.6	$1,730.5

International revenues and assets are attributed to countries based on the location in which revenues are earned, primarily the United Kingdom.

Note 19 — Selected Quarterly Financial Data (Unaudited)

	2014
(in millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$230.2	$231.2	$237.0	$254.8	$953.2
Operating income	66.9	70.7	71.6	80.5	289.7
Net income	31.1	36.9	40.6	46.8	155.4
Noncontrolling interests	(0.6)	(0.6)	0.3	(0.1)	(1.0)
Net income attributable to JCG	30.5	36.3	40.9	46.7	154.4
Basic earnings per share attributable to JCG common shareholders	$0.16	$0.19	$0.22	$0.25	$0.82
Diluted earnings per share attributable to JCG common shareholders	$0.16	$0.19	$0.22	$0.24	$0.81

	2013
(in millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$214.2	$215.8	$217.7	$226.2	$873.9
Operating income	54.7	58.4	59.0	67.0	239.1
Net income	29.7	16.8	35.6	40.1	122.2
Noncontrolling interests	(1.7)	(1.0)	(3.0)	(1.8)	(7.5)
Net income attributable to JCG	28.0	15.8	32.6	38.3	114.7
Basic earnings per share attributable to JCG common shareholders	$0.15	$0.09	$0.18	$0.21	$0.62
Diluted earnings per share attributable to JCG common shareholders	$0.15	$0.08	$0.17	$0.21	$0.62

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Controls and Procedures

As of December 31, 2014, JCG's management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the U.S. Securities and Exchange Commission. Richard M. Weil, Chief Executive Officer, and Jennifer J. McPeek, Executive Vice President and Chief Financial Officer, reviewed and participated in management's evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Ms. McPeek concluded that as of the date of their evaluation, JCG's disclosure controls and procedures were effective.

There has been no change in JCG's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2014 that has materially affected, or is reasonably likely to materially affect, JCG's internal controls over financial reporting.

JCG's Management Report on Internal Control over Financial Reporting and Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm, which contains its attestation on JCG's internal control over financial reporting, are incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Items 10, 11, 12, 13 and 14

The Company's Proxy Statement for its 2015 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   List of Documents Filed as Part of This Report

(1)
Financial Statements

The financial statements and related notes, together with the report of Deloitte & Touche LLP dated February 24, 2015, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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
4.5.2
Second Supplemental Indenture to the 2001 Indenture, dated July 21, 2009, between Janus Capital Group Inc. and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated July 23, 2009 (File No. 001-15253)
4.5.3
Officers' Certificate pursuant to the 2001 Indenture (as per Exhibit 4.5.1 above) is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated November 6, 2001 (File No. 001-15253)
4.5.4
Third Supplemental Indenture to the 2001 Indenture, dated June 19, 2013, between Janus Capital Group Inc. and The Bank of New York Mellon Trust Company N.A., is hereby incorporated by reference from Exhibit 4.5.4 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)
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
4.10	0.75% Convertible Senior Notes due 2018, is hereby incorporated by reference from Exhibit 4.10.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)
4.10.1
Officers' Certificate pursuant to the Indenture establishing the terms of the 2018 Notes (as per Exhibit 4.10 above) is hereby incorporated by reference from Exhibit 4.10.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)
(10) Material Contracts
10.1
Representative Director Indemnification Agreement is hereby incorporated by reference from Exhibit 10.1 to JCG's Registration Statement on Form 10 declared effective on June 15, 2000 (File No. 001-15253)
10.2
$200 million Five-Year Unsecured Revolving Credit Facility Agreement, dated as of November 25, 2013, among Janus Capital Group Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association as syndication agent, is hereby incorporated by reference from Exhibit 10.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)

10.3	Amended and Restated Limited Liability Company Agreement of Janus Capital Management LLC, dated as of March 13, 2002, is hereby incorporated by reference to JCG's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.4
Janus Capital Group Inc. Amended and Restated 2004 Employment Inducement Award Plan, effective as of January 22, 2008, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)*
10.5
Janus Capital Group Inc. 2012 Employment Inducement Award Plan, effective as of January 24, 2012, and amended and restated effective November 28, 2014 is hereby incorporated by reference from Exhibit 4.1 to JCG's Form S-8 filed on December 1, 2014 (File No. 333-200662)*
10.6
Janus Capital Group Inc. Second Amended and Restated Mutual Fund Share Investment Plan, effective July 22, 2013, is hereby incorporated by reference from Exhibit 10.9.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)
10.7
Janus Capital Group Inc. Management Incentive Compensation Plan, effective January 1, 2013, is hereby incorporated by reference from Appendix A to JCG's 2013 Proxy Statement on Schedule 14A (File No. 001-15253)*
10.8	Janus Capital Group Inc. 401(k) and Employee Stock Ownership Plan ("Janus 401(k) Plan"), as amended and restated effective January 1, 2014, is attached to this Form 10-K as Exhibit 10.8
10.9	Amendment No. 1 to Janus 401(k) Plan, effective January 1, 2014, is attached to this Form 10-K as Exhibit 10.9
10.10
Janus Capital Group Inc. Amended and Restated Income Deferral Program, effective as of January 22, 2008, is hereby incorporated by reference from Exhibit 10.1 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)*
10.11
Amendment No. 1 to the Janus Capital Group Inc. Amended and Restated Income Deferral Program, effective July 19, 2010, is hereby incorporated by reference from Exhibit 10.4 to JCG's 10-Q for the quarterly period ended June 30, 2010 (File No. 001-15253)*
10.12
Janus Capital Group Inc. Amended and Restated Directors' Deferred Fee Plan, effective as of October 20, 2008, is hereby incorporated by reference from Exhibit 10.3 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)*
10.12.1
Amendment to Amended and Restated Directors' Deferred Fee Plan, effective as of December 19, 2013, is hereby incorporated by reference from Exhibit 10.15.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)*
10.13.1
Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted to executive officers in 2009, is hereby incorporated by reference from Exhibit 10.17.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*

10.13.2	Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted to executive officers in 2010, is hereby incorporated by reference from Exhibit 10.17.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15253)*
10.13.3
Form of Long-Term Incentive Acceptance Form for Restricted Stock and Mutual Fund Units, effective for awards granted to executive officers in 2011, is hereby incorporated by reference from Exhibit 10.7.5 to JCG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-15253)*
10.13.4
Form of Long-Term Incentive Acceptance Form for Stock Options, Restricted Stock and Mutual Fund Units, effective for awards granted to executive officers in 2012, is hereby incorporated by reference from Exhibit 10.16.4 to JCG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-15253)*
10.13.5
Form of Long-Term Incentive Acceptance Form for Restricted Stock, Stock Options and Mutual Fund Units, effective for awards granted to executive officers in 2013, is hereby incorporated by reference from Exhibit 10.16.5 to JCG's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15253)*
10.13.6
Form of Performance Share Unit Award, effective for awards granted to the Company's Chief Executive Officer in 2013, is hereby incorporated by reference from Exhibit 10.16.7 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)*
10.13.7	Form of Performance Share Unit Award, effective for awards granted to the Company's Chief Executive Officer in 2014, is attached to this Form 10-K as Exhibit 10.13.7*
10.14
Amended and Restated Janus Capital Group Inc. 2005 Long-Term Incentive Stock Plan, effective January 22, 2008, is hereby incorporated by reference from Exhibit 10.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-15253)*
10.15.
Janus Capital Group Inc. Amended and Restated 2010 Long-Term Incentive Stock Plan, effective July 22, 2013, is hereby incorporated by reference from Exhibit 10.18.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)*
10.16
Change in Control Agreement by and between Janus Capital Group Inc. and Richard M. Weil, dated February 1, 2010, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 8-K, dated February 4, 2010 (File No. 001-15253)*
10.17
Summary of Janus Capital Group Inc. Outside Director Compensation Program effective May 1, 2013, is hereby incorporated by reference from Exhibit 10.27 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)*
10.18
Offer letter for Richard M. Weil dated January 6, 2010, is hereby incorporated by reference from Exhibit 10.30 to JCG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15253)*
10.19	Janus Capital Variable Compensation Program, dated January 1, 2013, is attached to this Form 10-K as Exhibit 10.19*

10.20	Investment and Strategic Cooperation Agreement by and between Janus Capital Group Inc. and The Dai-Ichi Life Insurance Company, Limited, dated August 10, 2012, is hereby incorporated by reference from Exhibit 10.1 to JCG's Current Report on Form 8-K, dated August 10, 2012 (File No. 001-15253)
10.20.1
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

(c)   Exhibits

JANUS CAPITAL GROUP INC.
2014 FORM 10-K ANNUAL REPORT
INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
10.8	Janus Capital Group Inc. 401(k) and Employee Stock Ownership Plan ("Janus 401(k) Plan"), as amended and restated effective January 1, 2014	10
10.9	Amendment No. 1 to Janus 401(k) Plan, effective January 1, 2014	10
10.13.7	Form of Performance Share Unit Award, effective for awards granted to the Company's Chief Executive Officer in 2014, is attached to this Form 10-K as Exhibit 10.13.7*	10
10.19	Janus Capital Variable Compensation Program, dated January 1, 2013, is attached to this Form 10-K as Exhibit 10.19*	10
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K	12
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K	21
23.1	The Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	23
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31
31.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant	31
32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
101.INS	XBRL Insurance Document	101
101.SCH	XBRL Taxonomy Extension Schema Document	101
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Capital Group Inc.
By:	/s/ RICHARD M. WEIL Richard M. Weil Chief Executive Officer

February 24, 2015

The officers and directors of Janus Capital Group Inc., whose signatures appear below, hereby constitute and appoint David W. Grawemeyer or Jennifer J. McPeek, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2014, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2015.

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