Form 10-Q
period 2015-06-30
JANUS CAPITAL GROUP INC
filed 2015-07-23
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 17, 2015, there were 186,624,340 shares of the Company’s common stock, $0.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	June 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$299.2	$452.5
Investment securities	355.1	344.0
Accounts receivable	135.8	130.9
Other current assets	81.7	59.8
Total current assets	871.8	987.2

Other assets:
Property and equipment, net	34.4	31.1
Intangible assets, net	1,252.3	1,257.4
Goodwill	509.7	509.7
Other non-current assets	93.8	7.8
Total assets	$2,762.0	$2,793.2

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$9.4	$8.8
Accrued compensation and benefits	84.9	142.8
Current portion of long-term debt	107.5	—
Other accrued liabilities	54.7	78.0
Total current liabilities	256.5	229.6

Other liabilities:
Long-term debt	344.5	450.5
Deferred income taxes, net	489.8	478.4
Other non-current liabilities	45.8	41.2
Total liabilities	1,136.6	1,199.7

Commitments and contingencies

Redeemable noncontrolling interests	28.6	5.4

Equity:
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 186,857,313 and 185,153,490 shares outstanding, respectively)	1.9	1.9
Retained earnings	1,591.3	1,540.3
Accumulated other comprehensive loss, net of tax	(2.1)	(1.4)
Total JCG shareholders’ equity	1,591.1	1,540.8
Noncontrolling interests	5.7	47.3
Total equity	1,596.8	1,588.1
Total liabilities, redeemable noncontrolling interests and equity	$2,762.0	$2,793.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Investment management fees	$233.7	$210.5	$456.3	$418.7
Performance fees	(4.4)	(17.3)	(6.7)	(33.2)
Shareowner servicing fees and other	42.6	38.0	85.0	75.9
Total revenue	271.9	231.2	534.6	461.4

Operating expenses:
Employee compensation and benefits	91.2	77.8	182.6	158.3
Long-term incentive compensation	19.7	12.5	39.9	24.5
Marketing and advertising	5.5	4.5	11.2	9.5
Distribution	34.7	32.5	68.9	65.3
Depreciation and amortization	7.6	6.2	15.0	12.8
General, administrative and occupancy	31.1	27.0	58.9	53.4
Total operating expenses	189.8	160.5	376.5	323.8

Operating income	82.1	70.7	158.1	137.6

Interest expense	(7.2)	(8.9)	(14.5)	(18.3)
Investment gains (losses), net	(3.1)	0.9	1.3	(0.2)
Other income (expense), net	(2.2)	0.4	(2.3)	1.0
Income before taxes	69.6	63.1	142.6	120.1
Income tax provision	(24.7)	(26.2)	(51.5)	(52.1)
Net income	44.9	36.9	91.1	68.0
Noncontrolling interests	(0.2)	(0.6)	(1.8)	(1.2)
Net income attributable to JCG	$44.7	$36.3	$89.3	$66.8

Earnings per share attributable to JCG common shareholders:
Basic	$0.24	$0.19	$0.48	$0.35
Diluted	$0.23	$0.19	$0.46	$0.35

Dividends paid per share	$0.09	$0.08	$0.17	$0.15

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale securities	$(1.0)	$1.1	$(0.7)	$2.3
Reclassifications for items included in net income	—	(0.3)	—	(0.5)
Total other comprehensive income (loss), net of tax	(1.0)	0.8	(0.7)	1.8

Comprehensive income	43.9	37.7	90.4	69.8
Comprehensive income attributable to noncontrolling interests	(0.2)	(0.6)	(1.8)	(1.2)
Comprehensive income attributable to JCG	$43.7	$37.1	$88.6	$68.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended
	June 30,
	2015	2014
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$91.1	$68.0
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	15.0	12.8
Deferred income taxes	31.9	32.6
Amortization of stock-based compensation	26.0	7.8
Investment (gains) losses, net	(1.3)	0.2
Amortization of debt discounts, premiums and deferred issuance costs	2.1	5.8
Payment of deferred commissions, net	(6.6)	(2.9)
Other, net	3.9	0.1
Changes in working capital items:
Accounts receivable	(3.2)	(11.2)
Other current assets	(54.4)	(34.5)
Accounts payable and accrued compensation payable	(61.6)	(26.1)
Other current and non-current liabilities	(14.5)	(22.7)
Net operating activities	28.4	29.9

Investing activities:
Purchase of property and equipment	(4.6)	(5.1)
Purchases and settlements of investment securities	(61.9)	(49.8)
Proceeds from sales, settlements and maturities of investment securities	30.4	222.0
Escrow of cash for acquisition	(88.7)	—
Net investing activities	(124.8)	167.1

Financing activities:
Repayment of long-term debt	—	(38.9)
Purchase of noncontrolling interests	(0.1)	(1.0)
Distributions to noncontrolling interests	(1.5)	(1.3)
Proceeds from stock option exercises and employee stock purchases	7.8	3.0
Excess tax benefit from equity-based compensation	7.6	0.9
Principal payments under capital lease obligations	(0.4)	(0.6)
Repurchase of common stock	(34.7)	(36.7)
Dividends paid to JCG shareholders	(31.8)	(28.6)
Net financing activities	(53.1)	(103.2)

Cash and cash equivalents:
Effect of foreign exchange rate changes	(3.8)	(0.1)
Net change	(153.3)	93.7
At beginning of period	452.5	344.5
At end of period	$299.2	$438.2

Supplemental cash flow information:
Cash paid for interest	$12.0	$14.2
Cash paid for income taxes, net of refunds	$67.5	$55.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

				Accumulated
				other	Nonredeemable
		Common	Retained	comprehensive	noncontrolling	Total
	Shares	stock	earnings	income (loss)	interests	equity

Balance at December 31, 2013	188.6	$1.9	$1,496.0	$(1.1)	$13.7	$1,510.5
Net income	—	—	66.8	—	0.5	67.3
Other comprehensive income	—	—	—	1.8	—	1.8
Amortization of stock-based compensation	—	—	13.2	—	0.8	14.0
Issuance and forfeitures of restricted stock awards, net	2.6	—	—	—	—	—
Stock option exercises and employee stock purchases	0.5	—	3.0	—	—	3.0
Changes in noncontrolling interests in consolidated investment products	—	—	—	—	5.6	5.6
Distributions to noncontrolling interests	—	—	—	—	(0.8)	(0.8)
Change in fair value of redeemable noncontrolling interests	—	—	1.9	—	—	1.9
Purchase of noncontrolling interests	—	—	—	—	(0.4)	(0.4)
Repurchase of common stock	(3.2)	—	(36.7)	—	—	(36.7)
Dividends paid to JCG shareholders	—	—	(28.6)	—	—	(28.6)
Balance at June 30, 2014	188.5	$1.9	$1,515.6	$0.7	$19.4	$1,537.6

Balance at December 31, 2014	185.2	$1.9	$1,540.3	$(1.4)	$47.3	$1,588.1
Net income	—	—	89.3	—	0.6	89.9
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Amortization of stock-based compensation	—	—	18.1	—	0.5	18.6
Amortization of INTECH appreciation rights	—	—	—	—	(0.6)	(0.6)
Issuance and forfeitures of restricted stock awards, net	2.8	—	—	—	—	—
Stock option exercises and employee stock purchases	0.9	—	7.8	—	—	7.8
Tax impact of stock-based compensation	—	—	2.5	—	—	2.5
Changes in noncontrolling interests in consolidated investment products	—	—	—	—	(41.1)	(41.1)
Distributions to noncontrolling interests	—	—	—	—	(0.9)	(0.9)
Change in fair value of redeemable noncontrolling interests	—	—	(0.2)	—	—	(0.2)
Purchase of noncontrolling interests	—	—	—	—	(0.1)	(0.1)
Repurchase of common stock	(2.0)	—	(34.7)	—	—	(34.7)
Dividends paid to JCG shareholders	—	—	(31.8)	—	—	(31.8)
Balance at June 30, 2015	186.9	$1.9	$1,591.3	$(2.1)	$5.7	$1,596.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of Janus Capital Group Inc. (collectively, “JCG” or “the Company”) management, the accompanying interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of JCG in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All such adjustments are of a normal recurring nature. Such interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the issuance date, and the Company has determined that there were no subsequent events that require disclosure other than the acquisition discussed below. These interim condensed consolidated financial statements should be read in conjunction with JCG’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying interim condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the consolidated financial statements that are presented in JCG’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new revenue recognition standard. The standard’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. On July 9, 2015, the FASB reaffirmed its April 2015 proposal to defer the effective date of the new revenue standard by one year. The revenue standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company is evaluating the effect of adopting this new accounting standard.

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

In April 2015, the FASB issued an amendment to its debt standard requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts and premiums. The standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. At June 30, 2015, the Company had approximately $2.3 million of debt issuance costs in other current and other non-current assets on its Condensed Consolidated Balance Sheets that meet the criteria of this amendment.

Note 2 — Acquisition of Kapstream

On July 1, 2015, JCG announced and closed the acquisition of a 51% interest in Kapstream Capital Pty Limited (“Kapstream”), a global unconstrained fixed income asset manager. The acquisition serves to further expand JCG’s fixed income capabilities and build-out its global unconstrained fixed income team.

The transaction included initial upfront cash consideration of $84.8 million and contingent consideration of $9.6 million, with the contingent consideration payable at 18 and 36 months after acquisition if certain performance targets are achieved. JCG has an option to purchase the remaining 49% interest from Kapstream management on the third and fourth anniversaries of the acquisition. The Company also acquired certain distribution rights for additional cash consideration of $3.9 million. The Company incurred $2.1 million in bank advisory fees and other deal costs during the second quarter 2015 related to the acquisition. The deal costs are included in general, administrative and occupancy on JCG’s Condensed Consolidated Statements of Comprehensive Income. JCG will complete an allocation of the purchase price to the acquired assets during the third quarter 2015.

In conjunction with the acquisition, the Company purchased Australian dollars during the second quarter 2015 in anticipation of the transaction which closed on July 1, 2015. As of June 30, 2015, the foreign currency was held in escrow and included in other non-current assets on the Company’s Condensed Consolidated Balance Sheets. During the second quarter there was a mark-to-market loss of $3.4 million on currency translation on those funds. The loss is included in other income (expense), net on JCG’s Condensed Consolidated Statements of Comprehensive Income.

Note 3 — Investment Securities

JCG’s investment securities as of June 30, 2015, and December 31, 2014, are summarized as follows (in millions):

	June 30,	December 31,
	2015	2014
Trading securities:
Seeded investment products	$256.0	$258.3
Investments in advised mutual funds	4.5	4.4
Investments related to deferred compensation plans	12.4	13.0
Total trading securities	272.9	275.7
Available-for-sale securities:
Seeded investment products	82.2	68.3
Total investment securities	$355.1	$344.0

Trading Securities

Seeded investment products classified as trading securities consisted of the following as of June 30, 2015, and December 31, 2014:

	June 30, 2015		December 31, 2014
	Fair value (in millions)	Number of products	Fair value (in millions)	Number of products
Mutual funds advised by the Company	$155.8	17	$191.8	17
Separately managed accounts	100.2	32	66.5	31
Total seeded investment products classified as trading securities	$256.0		$258.3

Gains and (losses) recognized on trading securities still held as of June 30, 2015 and 2014, are summarized as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Gains (losses) on trading securities still held at period end	$(8.8)	$7.9	$(3.1)	$8.8

Available-for-Sale Securities

Seeded investment products classified as available-for-sale securities consisted of the following as of June 30, 2015, and December 31, 2014:

	June 30, 2015		December 31, 2014
	Fair value (in millions)	Number of products	Fair value (in millions)	Number of products
Mutual funds advised by the Company	$82.2	42	$68.3	40

The following is a summary of available-for-sale securities as of June 30, 2015, and December 31, 2014 (in millions):

		Gross unrealized investment		Foreign currency	Estimated	Carrying
	Cost	Gains	Losses	translation	fair value	value
June 30, 2015
Seeded investment products	$84.4	$0.5	$(2.3)	$(0.4)	$82.2	$82.2
December 31, 2014
Seeded investment products	$68.6	$0.4	$(0.6)	$(0.1)	$68.3	$68.3

The Company reviewed the gross unrealized losses on available-for-sale securities and determined that the losses were not other-than-temporary. The Company considered the duration, extent and circumstances of any decline in fair value as well as JCG’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recognized in the six months ended June 30, 2015 or 2014.

Realized gains and losses related to the disposition of seeded investment products classified as available-for-sale securities were recognized within investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income. The following is a summary of realized gains and losses upon disposition of seeded investment products classified as available-for-sale securities for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Realized gains	$—	$0.2	$—	$0.2
Realized losses	—	—	—	(0.1)
Net realized gains	$—	$0.2	$—	$0.1

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of certain seed investments. Fluctuations in equity markets, debt markets, commodity markets and foreign currency markets are hedged by using index swaps, index futures, commodity futures and foreign currency forward contracts.

JCG was party to the following derivative instruments as of June 30, 2015, and December 31, 2014:

	June 30, 2015		December 31, 2014
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Index swaps	6	$67.9	4	$56.8
Futures	33	$90.1	6	$74.9
Foreign currency forward contracts	4	$2.8	7	$3.6

The above derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the index swaps and futures are recognized in investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income while changes in the fair value of the foreign currency forward contracts are recognized in other income (expense), net on JCG’s Condensed Consolidated Statements of Comprehensive Income.

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

The Company posted $1.5 million and $1.7 million in cash collateral with the counterparty of the futures as of June 30, 2015, and December 31, 2014, respectively. The cash collateral is included in other current assets on JCG’s Condensed Consolidated Balance Sheets.

The following tables illustrate the effect of offsetting derivative instruments on JCG’s Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014 (in millions):

	June 30, 2015
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Futures	$0.8	$(0.1)	$—	$0.7

Liabilities:
Futures	$0.1	$(0.1)	$—	$—

	December 31, 2014
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Index swaps	$0.3	$—	$—	$0.3

Liabilities:
Index futures	$1.2	$—	$(1.2)	$—

JCG recognized the following net gains (losses) on hedged seed investments and net gains (losses) on associated futures and index swaps for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Gains (losses) on hedged seed investments classified as trading securities(1)	$(2.8)	$6.0	$1.7	$6.5
Gains (losses) on hedged seed investments classified as available-for-sale securities(1)	(0.5)	1.5	(0.4)	3.2
Total gains (losses) on hedged seed investments	(3.3)	7.5	1.3	9.7
Gains (losses) on futures	2.2	(2.8)	0.6	(4.4)
Losses on index swaps	(0.3)	(5.0)	(1.7)	(4.8)
Total	$(1.4)	$(0.3)	$0.2	$0.5

(1)         Includes net gains (losses) associated with hedged equity and fixed income seed investment products. Hedging activity is limited to the systematic market risk associated with equity products and the interest rate risk associated with fixed income products.

JCG recognized the following net gains (losses) on hedged seed investments denominated in a foreign currency and net gains on associated foreign currency forward contracts for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Foreign currency translation gains (losses)	$0.1	$(0.4)	$(0.4)	$(1.0)
Foreign currency forward contract gains	—	0.1	0.2	0.8
Total	$0.1	$(0.3)	$(0.2)	$(0.2)

Derivative Instruments in Consolidated Seeded Investment Products

Certain of the Company’s consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within investment securities on JCG’s Condensed Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income. The consolidated seeded investment products posted $3.6 million and $1.8 million in cash collateral with the counterparty of the derivative instruments as of June 30, 2015, and December 31, 2014, respectively.

JCG’s consolidated seeded investment products were party to the following derivative instruments as of June 30, 2015, and December 31, 2014:

	June 30, 2015		December 31, 2014
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Swaps	136	$54.7	117	$65.8
Futures	78	$37.8	32	$41.5
Foreign currency forward contracts	45	$11.4	37	$2.4
Options	81	$0.4	29	$0.5

The following table illustrates the effect of offsetting derivative instruments within consolidated seeded investment products on JCG’s Condensed Consolidated Balance Sheets as of June 30, 2015 (in millions):

	June 30, 2015
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Swaps	$2.1	$(0.1)	$—	$2.0
Futures	0.2	(0.2)	—	—
Options	0.1	(0.1)	—	—
Total	$2.4	$(0.4)	$—	$2.0

Liabilities:
Swaps	$0.1	$(0.1)	$—	$—
Futures	0.2	(0.2)	—	—
Options	0.1	(0.1)	—	—
Total	$0.4	$(0.4)	$—	$—

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

Investment Gains (Losses), Net

Investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income included the following for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Seeded investment products	$(4.8)	$7.7	$1.1	$7.9
Noncontrolling interests in seeded investment products	(0.1)	0.2	1.0	0.4
Investments in advised mutual funds	—	0.3	0.1	—
Index swaps and futures	1.9	(7.8)	(1.1)	(9.2)
Economic hedge for deferred compensation plans	(0.1)	0.5	0.2	0.7
Investment gains (losses), net	$(3.1)	$0.9	$1.3	$(0.2)

Purchases, Sales, Settlements and Maturities

Cash flows related to investment securities for the three and six months ended June 30, 2015 and 2014, are summarized as follows (in millions):

	Three months ended June 30,
	2015		2014
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Trading securities	$(35.6)	$23.8	$(18.0)	$19.8
Available-for-sale securities	(10.5)	—	(0.1)	80.7
Derivative instruments:
Seed capital economic hedge	(1.4)	3.3	(8.6)	1.2
Total cash flows	$(47.5)	$27.1	$(26.7)	$101.7

	Six months ended June 30,
	2015		2014
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Trading securities	$(46.0)	$25.9	$(32.1)	$116.2
Available-for-sale securities	(10.8)	—	(0.2)	97.9
Derivative instruments:
Seed capital economic hedge	(5.1)	4.5	(17.5)	7.9
Total cash flows	$(61.9)	$30.4	$(49.8)	$222.0

Note 4 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests measured or disclosed at fair value on a recurring basis as of June 30, 2015 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$69.6	$134.8	$—	$204.4
Futures	0.8	—	—	0.8
Trading securities:
Seeded investment products	177.0	79.0	—	256.0
Investments in advised mutual funds	4.5	—	—	4.5
Investments related to deferred compensation plans	12.4	—	—	12.4
Available-for-sale securities:
Seeded investment products	82.2	—	—	82.2
Total investment securities	276.1	79.0	—	355.1
Total assets	$346.5	$213.8	$—	$560.3

Liabilities:
Futures	$0.1	$—	$—	$0.1
Current portion of long-term debt(1)	—	188.3	—	188.3
Long-term debt(1)	—	376.9	—	376.9
VelocityShares contingent consideration	—	—	18.5	18.5
Total liabilities	$0.1	$565.2	$18.5	$583.8

Redeemable noncontrolling interests:
Consolidated seeded investment products	$9.6	$11.8	$—	$21.4
INTECH	—	—	7.2	7.2
Total redeemable noncontrolling interests	$9.6	$11.8	$7.2	$28.6

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

Level 1 Fair Value Measurements

JCG’s Level 1 fair value measurements consist mostly of seeded investment products, investments in advised mutual funds, investments in money market funds and investments related to deferred compensation plans with quoted market prices in active markets. The fair value level of seeded investment products classified as trading securities is determined by the underlying securities of the product. The fair value level of equity-method and unconsolidated seeded investment products is determined using the respective net asset value (“NAV”) of each product. All seeded investment products that use the NAV to determine their fair value are classified as Level 1 and primarily represent seeded mutual funds where JCG’s ownership level is under 50%.

Level 2 Fair Value Measurements

JCG’s Level 2 fair value measurements consist mostly of cash equivalents, seeded investment products and JCG’s long-term debt. Cash equivalents are short-term, highly liquid investments with an initial maturity of three months or less when purchased and consist primarily of commercial paper and certificates of deposits. The fair value of consolidated seeded investment products where JCG’s ownership level is above 50% is determined by the underlying securities of the product. The fair value of JCG’s long-term debt is determined using broker quotes and recent trading activity, which are considered Level 2 inputs.

Level 3 Fair Value Measurements

JCG’s Level 3 recurring fair value measurements largely represent redeemable noncontrolling interests in INTECH Investment Management LLC (“INTECH”) and contingent cash consideration related to the acquisition of VS Holdings Inc., the parent company of VelocityShares, LLC (“VelocityShares”).

INTECH

Redeemable noncontrolling interests in INTECH are measured at fair value on a quarterly basis or more frequently if events or circumstances indicate that a material change in the fair value of INTECH has occurred. The fair value of INTECH is determined using a valuation methodology that incorporates observable metrics from publicly traded peer companies as valuation comparables, and adjustments related to investment performance and changes in assets under management. The valuation analysis is prepared internally within JCG’s finance organization by personnel with appropriate valuation experience and credentials. In preparing the analysis, JCG benchmarks valuation metrics such as multiples of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) against current market observables and recent market transactions of a similar size and nature to ensure that the estimates are reasonable. The analysis is reviewed by senior JCG finance personnel and JCG’s Chief Financial Officer. The analysis is also reviewed by the holders of the noncontrolling interests in INTECH. If the valuation is agreed to by both JCG and the holders of noncontrolling interests, JCG uses the analysis to value the redeemable noncontrolling interests.

Significant inputs related to the valuation analysis include INTECH’s trailing 12-month operating results, performance fees, investment performance and trends in assets under management. In addition, market trading comparables from a relevant publicly traded peer set are included to complete the valuation process. Publicly available comparables used for the second quarter 2015 valuation analysis ranged from approximately 8.0x to 14.0x EBITDA. Significant increases or decreases in historical INTECH operating results would result in a significantly higher or lower fair value measurement, respectively. Additionally, a significant increase or decrease in market trading comparables would result in a significantly higher or lower fair value measurement, respectively. Generally, any period-over-period change in INTECH performance or level of assets under management in isolation is accompanied by a directionally similar change in the fair value measurement.

VelocityShares

Contingent cash consideration was a component of the purchase price of VelocityShares. The contingent consideration is payable on the first, second, third and fourth anniversaries of the acquisition, in amounts up to $10 million each for the first and second anniversaries, and $8 million each for the third and fourth anniversaries. The payments are contingent on certain VelocityShares’ exchange-traded products reaching defined net revenue targets. The fair value of the contingent cash consideration is calculated on a quarterly basis by forecasting net exchange-traded product revenue, as defined by the purchase agreement, over the contingency period, and determining whether targets are met given forecasted VelocityShares operating results. Forecasted contingent payments are then discounted back to the valuation date. Significant unobservable inputs used in the valuation are limited to forecasted gross revenues and certain expense items, which are deducted from these revenues. Increases in forecasted net revenue would increase the fair value of the consideration, subject to payment limitations, while decreases in net revenues would decrease the fair value.

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

The changes in fair value of JCG’s Level 3 items, for the three and six months ended June 30, 2015 and 2014, are as follows (in millions):

	Three months ended June 30,
	2015			2014
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Seeded investment products	Redeemable noncontrolling interests in subsidiaries
Beginning of period fair value	$5.3	$18.1	$0.2	$4.8
Distributions	(0.4)	—	—	(0.4)
Current earnings	0.1	—	—	0.2
Amortization of INTECH appreciation rights	1.9	—	—	—
Change in fair value	0.3	0.4	(0.2)	—
End of period fair value	$7.2	$18.5	$—	$4.6

	Six months ended June 30,
	2015		2014
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Redeemable noncontrolling interests in subsidiaries
Beginning of period fair value	$5.4	$17.9	$7.3
Distributions	(0.6)	—	(0.5)
Current earnings	0.3	—	0.3
Purchase of redeemable noncontrolling interests	—	—	(0.6)
Amortization of INTECH appreciation rights	1.9	—	—
Change in fair value	0.2	0.6	(1.9)
End of period fair value	$7.2	$18.5	$4.6

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

Additionally, the deconsolidation of a seeded investment product can cause investment securities held by the product to be removed from Level 2. Upon deconsolidation, the entire seeded investment product is valued using the NAV rather than valued using its underlying securities. Generally, seeded investment products that use the NAV to determine their fair value are classified as Level 1. During the first quarter 2015, the Global Unconstrained Bond Fund in the Company’s international trust was deconsolidated and its $44.3 million of Level 2 assets were reclassified to Level 1.

Transfers are recognized at the end of each reporting period. Transfers from Level 1 and Level 2 classifications for the six months ended June 30, 2015 and 2014, are summarized as follows (in millions):

	June 30,
	2015	2014
Transfers from Level 1 to Level 2	$—	$—
Transfers from Level 2 to Level 1	$47.2	$—

Note 5 — Debt

Debt at June 30, 2015, and December 31, 2014, consisted of the following (in millions):

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	value	value	value	value
6.700% Senior Notes due 2017	$344.5	$376.9	$344.5	$380.8
0.750% Convertible Senior Notes due 2018	107.5	188.3	106.0	177.2
Total	452.0	565.2	450.5	558.0
Less: Current portion	107.5	188.3	—	—
Total long-term debt	$344.5	$376.9	$450.5	$558.0

Fair Value of Debt

The fair value of debt was determined using broker quotes and any recent trading activity for each of the notes listed above, which are considered Level 2 inputs.

0.750% Convertible Senior Notes due 2018

The initial conversion rate of the 0.750% Convertible Senior Notes due 2018 (“2018 Convertible Notes”) was 92.06 shares of JCG common stock per $1,000 principal amount of the 2018 Convertible Notes, which is equivalent to an initial conversion price of approximately $10.86 per share of common stock. The initial conversion rate was most recently adjusted during the second quarter 2015 when JCG paid a quarterly cash dividend of $0.09 per share, which was greater than the quarterly dividend of $0.07 per share at the time of issuance. As a result of the quarterly cash dividend paid on May 22, 2015, the conversion rate changed to 92.44 shares of JCG common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to a conversion price of approximately $10.82 per share of common stock.

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JCG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. As of June 30, 2015, the 2018 Convertible Notes met the criteria for early conversion and are convertible during the third quarter 2015. The 2018 Convertible Notes conversion criteria are reassessed on a quarterly basis. Fluctuations in the price of JCG’s common stock may cause reclassification of the 2018 Convertible Notes between long-term debt and current portion of long-term debt on JCG’s Condensed Consolidated Balance Sheets on a quarter-to-quarter basis.

Convertible Note Hedge and Warrants

In connection with the 2018 Convertible Notes issuance in June 2013, JCG entered into convertible note hedge and warrant transactions, which, in combination, are intended to reduce the potential for future dilution to existing shareholders by effectively increasing the initial conversion price of the 2018 Convertible Notes to JCG from $10.86 to $12.60 per share of common stock.

The initial $10.86 and $12.60 per share of common stock exercise prices of the call options and warrants, respectively, were adjusted during the second quarter 2015 when JCG paid a quarterly cash dividend of $0.09 per share. As a result of the quarterly cash dividend paid on May 22, 2015, which was greater than the quarterly dividend of $0.07 per share at the time of issuance, the exercise price of the call options changed to $10.82 per share of common stock, and the exercise price of the warrants changed to $12.55 per share of common stock.

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

Credit Facility

At June 30, 2015, JCG had a $200 million, unsecured, revolving credit facility (“Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is based on JCG’s credit rating. JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG’s credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At June 30, 2015, JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at June 30, 2015, or during the six months ended June 30, 2015. The Credit Facility has a maturity date of November 23, 2018.

Note 6 — Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2015 and 2014, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Effective tax rate	35.5%	41.6%	36.1%	43.4%

As of June 30, 2015, JCG had $5.5 million of accrued reserves for income tax contingencies. JCG accrued additional reserves for income tax contingencies in the amount of $0.2 million and removed reserves of $0.3 million during the second quarter 2015, creating a net tax benefit of $0.1 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $0.6 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities and other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets.

Note 7 — Noncontrolling Interests

Noncontrolling interests in net income for the three and six months ended June 30, 2015 and 2014, consisted of the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Redeemable noncontrolling interests in:
Consolidated seeded investment products	$(0.1)	$—	$1.0	$—
INTECH	0.1	0.2	0.3	0.3
Nonredeemable noncontrolling interests in:
Consolidated seeded investment products	—	0.2	—	0.4
INTECH	0.2	0.2	0.5	0.5
Total noncontrolling interests in net income	$0.2	$0.6	$1.8	$1.2

Redeemable Noncontrolling Interests

As of June 30, 2015, and December 31, 2014, redeemable noncontrolling interests are summarized as follows (in millions):

	June 30,	December 31,
	2015	2014
Consolidated seeded investment products	$21.4	$—
INTECH appreciation rights	1.9	—
INTECH founding member ownership interests	6.1	5.9
INTECH undistributed earnings	(0.8)	(0.5)
Total redeemable noncontrolling interests	$28.6	$5.4

Consolidated Seeded Investment Products

Redeemable noncontrolling interests in consolidated seeded investment products may fluctuate from period to period, and are impacted by changes in JCG’s relative ownership percentage of seeded products, changes in the amount of third-party investment in seeded products and volatility in the market value of the seeded products’ underlying securities. Third-party redemption of investments in consolidated seeded products is redeemed from the respective product’s net assets and cannot be redeemed from the assets of other seeded products or from the assets of JCG.

The following table presents a rollforward of noncontrolling interests in consolidated seeded investment products for the three and six months ended June 30, 2015, and 2014 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning of period balance	$17.8	$11.2	$41.1	$8.8
Changes in market value	(0.1)	0.2	1.0	0.4
Changes in ownership	3.7	3.0	(20.7)	5.2
End of period balance	$21.4	$14.4	$21.4	$14.4

Changes in ownership during the six months ended June 30, 2015, represent the deconsolidation of the Global Unconstrained Bond Fund within JCG’s international trust. Third-party investment during the period brought JCG’s ownership below 50%.

INTECH

INTECH ownership interests held by a founding member had an estimated fair value of $6.1 million and $5.9 million as of June 30, 2015, and December 31, 2014, respectively, representing approximately a 1.0% aggregate ownership of INTECH for both periods. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interests of INTECH at fair value.

INTECH appreciation rights were granted in October 2014 to retain and incentivize employees. The appreciation rights had a grant date fair value of $23.2 million, which is being amortized on a straight-line basis over the 10-year vesting schedule, and are exercisable upon termination of employment from INTECH to the extent vested. Upon exercise, the appreciation rights are settled in INTECH equity.

Nonredeemable Noncontrolling Interests

At June 30, 2015, noncontrolling interests not subject to redemption rights included employee ownership interests in INTECH.

Nonredeemable noncontrolling interests as of June 30, 2015, and December 31, 2014, are summarized as follows (in millions):

	June 30,	December 31,
	2015	2014
Nonredeemable noncontrolling interests in:
Consolidated seeded investment products	$—	$41.1
INTECH	5.7	6.2
Total nonredeemable noncontrolling interests	$5.7	$47.3

Note 8 — Long-Term Incentive Compensation

JCG generally grants annual long-term incentive awards during the first quarter of each year. JCG granted $1.9 million and $77.3 million in long-term incentive awards during the three and six months ended June 30, 2015, respectively, which generally vest and will be recognized ratably over a four-year period. The 2015 awards consisted of $52.2 million of restricted stock (2.9 million shares at a weighted-average price of $17.81 per share), $23.1 million of mutual fund share awards and $2.0 million of INTECH long-term incentive awards.

During the three and six months ended June 30, 2015, JCG recognized $0.6 million and $1.7 million of long-term incentive compensation expense related to mark-to-market adjustments of mutual fund share awards and deferred compensation plans, and $1.9 million and $2.4 million during the same periods in 2014, respectively. Compensation expense associated with the INTECH appreciation rights, profit interests and phantom interests granted in October 2014 was $3.4 million and $7.3 million for the three and six months ended June 30, 2015, respectively.

Note 9 — Other Income (Expense), Net

The components of other income (expense), net for the three and six months ended June 30, 2015 and 2014, are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Dividend income	$0.7	$0.5	$1.3	$0.9
Interest income	0.2	0.1	0.3	0.3
Foreign currency losses, net	(3.1)	(0.2)	(4.1)	(0.2)
Other, net	—	—	0.2	—
Total other income (expense), net	$(2.2)	$0.4	$(2.3)	$1.0

Note 10 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2015 and 2014, are as follows (in millions):

	Three months ended June 30,
	2015			2014
	Available-for-sale	Foreign		Available-for-sale	Foreign
	securities	currency	Total	securities	currency	Total
Beginning balance	$1.2	$(2.3)	$(1.1)	$2.2	$(2.3)	$(0.1)
Other comprehensive income (loss) before reclassifications	(1.0)	—	(1.0)	1.1	—	1.1
Amounts reclassified from accumulated other comprehensive loss to:
Investment gains (losses), net	—	—	—	(0.3)	—	(0.3)
Net current period other comprehensive income (loss)	(1.0)	—	(1.0)	0.8	—	0.8
Ending balance	$0.2	$(2.3)	$(2.1)	$3.0	$(2.3)	$0.7

	Six months ended June 30,
	2015			2014
	Available-for-sale	Foreign		Available-for-sale	Foreign
	securities	currency	Total	securities	currency	Total
Beginning balance	$0.9	$(2.3)	$(1.4)	$1.2	$(2.3)	$(1.1)
Other comprehensive income (loss) before reclassifications	(0.7)	—	(0.7)	2.3	—	2.3
Amounts reclassified from accumulated other comprehensive loss to:
Investment gains (losses), net	—	—	—	(0.5)	—	(0.5)
Net current period other comprehensive income (loss)	(0.7)	—	(0.7)	1.8	—	1.8
Ending balance	$0.2	$(2.3)	$(2.1)	$3.0	$(2.3)	$0.7

Note 11 — Earnings Per Share

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2015 and 2014 (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to JCG	$44.7	$36.3	$89.3	$66.8
Less: Allocation of earnings to participating restricted stock awards	1.6	1.2	3.2	2.2
Net income attributable to JCG common shareholders	$43.1	$35.1	$86.1	$64.6
Basic earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	180.8	183.4	180.5	183.9
Basic earnings per share	$0.24	$0.19	$0.48	$0.35
Diluted earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	180.8	183.4	180.5	183.9
Incremental common shares	8.6	1.1	8.3	0.9
Weighted-average diluted common shares outstanding	189.4	184.5	188.8	184.8
Diluted earnings per share	$0.23	$0.19	$0.46	$0.35

Incremental common shares include the dilutive effect of stock options, unvested nonparticipating restricted stock awards, the 2018 Convertible Notes, warrants and price-vesting units, using the two-class method of calculating earnings per share.

The following stock options, unvested nonparticipating restricted stock and price-vesting units are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Employee stock options	—	3.4	—	3.4
Unvested nonparticipating restricted stock and price-vesting units	—	0.1	—	0.1

All shares held in the JCG Employee Stock Ownership Plan are treated as outstanding for purposes of computing basic earnings per share.

Note 12 — Litigation and Other Regulatory Matters

JCG is periodically involved in various legal proceedings and other regulatory matters. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JCG’s consolidated financial statements.

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

Overview

JCG provides investment management, administration, distribution and related services to financial advisors, individuals and institutional clients through mutual funds, other pooled investment vehicles, separate accounts and subadvised relationships (collectively referred to as “investment products”) in both domestic and international markets. JCG has continued to expand its business to become a more diversified manager with increased investment product offerings and distribution capabilities. JCG provides investment management competencies across a range of disciplines, including fundamental U.S. and global equities (growth and value), mathematical equities, fixed income and alternatives through its subsidiaries, Janus Capital Management LLC

(“Janus”), INTECH and Perkins Investment Management LLC (“Perkins”). These subsidiaries specialize in specific investment styles, and each has its own unique and independent perspective. JCG’s investment products are distributed through three primary channels: retail intermediary, institutional and international. Each distribution channel focuses on specific investor groups and the unique requirements of each group. As of June 30, 2015, JCG managed $189.5 billion of assets for mutual fund shareholders, clients and institutions around the globe.

VelocityShares

VelocityShares, a wholly-owned subsidiary of JCG, is a sponsor of unique exchange-traded products, including rules-based exchange-traded funds. These products are institutionally focused and offer sophisticated volatility management solutions. VelocityShares was a sponsor of $3.0 billion of assets at June 30, 2015.

Kapstream

On July 1, 2015, JCG announced and closed the acquisition of a 51% interest in Kapstream, a global unconstrained fixed income asset manager. The acquisition serves to further expand JCG’s fixed income capabilities and build-out its global unconstrained fixed income team. As of June 30, 2015, Kapstream managed $7.0 billion in assets.

The transaction included initial upfront cash consideration of $84.8 million and contingent consideration of $9.6 million, with the contingent consideration payable at 18 and 36 months after acquisition if certain performance targets are achieved. JCG has an option to purchase the remaining 49% interest from Kapstream management on the third and fourth anniversaries of the acquisition. The Company also acquired certain distribution rights for additional cash consideration of $3.9 million. The Company incurred $2.1 million in bank advisory fees and other deal costs during the second quarter 2015 related to the acquisition. The deal costs are included in general, administrative and occupancy on JCG’s Condensed Consolidated Statements of Comprehensive Income. JCG will complete an allocation of the purchase price to the acquired assets during the third quarter 2015.

In conjunction with the acquisition, the Company purchased Australian dollars during the second quarter 2015 in anticipation of the transaction which closed on July 1, 2015. As of June 30, 2015, the foreign currency was held in escrow and included in other non-current assets on the Company’s Condensed Consolidated Balance Sheets. During the second quarter there was a mark-to-market loss of $3.4 million on currency translation on those funds. The loss is included in other income (expense), net on JCG’s Condensed Consolidated Statements of Comprehensive Income.

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

Second Quarter 2015 Summary

JCG finished second quarter 2015 with assets under management of $189.5 billion, a decrease of 0.1% from the first quarter 2015, as a result of market depreciation partially offset by long-term net inflows. Long-term net inflows decreased from $1.1 billion in the first quarter 2015 to $0.2 billion in the second quarter 2015 driven by lower net sales from JCG’s growth and core equity strategies, global and international strategies, and fixed income strategies, and higher net redemptions in JCG’s value strategies. These decreases were partially offset by lower net redemptions in JCG’s mathematical equity strategies.

Total revenue for JCG in the second quarter 2015 of $271.9 million increased $9.2 million, or 3.5%, from the first quarter 2015 as a result of higher average assets under management partially offset by lower separate account performance fees.

JCG remains focused on operating efficiently by managing operating expenses in relation to total revenue. JCG’s operating margin increased from 28.9% in the first quarter 2015 to 30.2% in the second quarter 2015.

Net income attributable to JCG common shareholders for the second quarter 2015 totaled $44.7 million, or $0.23 per diluted share, compared with $44.6 million, or $0.23 per diluted share, for the first quarter 2015.

Investment Performance of Assets Under Management

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

The following table is a summary of investment performance as of June 30, 2015:

	Percentage of mutual fund assets
	outperforming majority of Morningstar peers (1)
	1-Year	3-Year	5-Year
Complex-wide mutual fund assets	58%	75%	55%
Fundamental equity mutual fund assets	68%	71%	50%
Fixed income mutual fund assets	6%	100%	83%

	Percentage of relative return strategies
	outperforming respective benchmarks (2)
	1-Year	3-Year	5-Year
Mathematical equity strategies	55%	43%	58%

Percentage of complex-wide mutual funds
with 4- or 5-star Overall Morningstar RatingTM
Complex-wide mutual funds	50%

(1) References Morningstar relative performance on an asset-weighted basis.

(2) References performance of relative return strategies, net of fees.

Assets Under Management

Assets Under Management and Flows

Total Company assets under management of $189.5 billion at June 30, 2015, increased $11.8 billion, or 6.6%, from June 30, 2014, primarily as a result of net market appreciation of $10.8 billion and long-term net inflows of $1.2 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets.

The following tables present the components of JCG’s assets under management for the three and six months ended June 30, 2015 and 2014 (in billions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning of period assets	$189.7	$174.1	$183.1	$173.9
Long-term sales(1)
Fundamental equity	6.7	3.2	14.1	7.8
Fixed income	2.7	2.5	6.2	5.3
Mathematical equity	2.2	1.4	3.6	3.0
Long-term redemptions(1)
Fundamental equity	(6.8)	(6.2)	(12.6)	(13.1)
Fixed income	(2.4)	(2.2)	(5.1)	(4.0)
Mathematical equity	(2.2)	(2.0)	(4.9)	(3.8)
Long-term net flows(1)
Fundamental equity	(0.1)	(3.0)	1.5	(5.3)
Fixed income	0.3	0.3	1.1	1.3
Mathematical equity	—	(0.6)	(1.3)	(0.8)
Total long-term net flows	0.2	(3.3)	1.3	(4.8)
Net money market flows	—	—	(0.1)	—
Market/fund performance	(0.4)	6.9	5.2	8.6
End of period assets(2)	$189.5	$177.7	$189.5	$177.7

(1)      Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

(2)      Does not include $3.0 billion of VelocityShares assets at June 30, 2015, as VelocityShares is not the named advisor or subadvisor to its branded products.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Average assets under management:(1)
Fundamental equity	$103.5	$93.2	$101.1	$94.0
Fixed income	36.1	30.8	35.6	30.1
Mathematical equity	52.1	49.0	51.5	48.2
Money market	1.3	1.4	1.3	1.4
Total	$193.0	$174.4	$189.5	$173.7

(1)      Does not include VelocityShares assets at June 30, 2015, as VelocityShares is not the named advisor or subadvisor to its branded products.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Growth/Core (1)
Beginning of period assets	$67.3	$60.2	$63.9	$60.8
Sales	3.6	1.9	7.5	4.5
Redemptions	(3.5)	(3.2)	(6.5)	(6.4)
Net sales (redemptions)	0.1	(1.3)	1.0	(1.9)
Market/fund performance	(0.3)	2.5	2.2	2.5
End of period assets	$67.1	$61.4	$67.1	$61.4

Global/International
Beginning of period assets	$22.8	$19.4	$20.3	$19.3
Sales	2.6	0.8	5.3	2.2
Redemptions	(1.7)	(1.2)	(3.1)	(2.5)
Net sales (redemptions)	0.9	(0.4)	2.2	(0.3)
Market/fund performance	0.6	1.0	1.8	1.0
End of period assets	$24.3	$20.0	$24.3	$20.0

Mathematical Equity
Beginning of period assets	$51.1	$48.2	$51.0	$47.6
Sales	2.2	1.4	3.6	3.0
Redemptions	(2.2)	(2.0)	(4.9)	(3.8)
Net redemptions	—	(0.6)	(1.3)	(0.8)
Market/fund performance	(0.3)	2.2	1.1	3.0
End of period assets	$50.8	$49.8	$50.8	$49.8

Fixed Income (1)
Beginning of period assets	$35.7	$30.5	$34.4	$28.9
Sales	2.7	2.5	6.2	5.3
Redemptions	(2.4)	(2.2)	(5.1)	(4.0)
Net sales	0.3	0.3	1.1	1.3
Market/fund performance	(0.3)	0.6	0.2	1.2
End of period assets	$35.7	$31.4	$35.7	$31.4

Value
Beginning of period assets	$11.6	$14.4	$12.2	$15.9
Sales	0.5	0.5	1.3	1.1
Redemptions	(1.6)	(1.8)	(3.0)	(4.2)
Net redemptions	(1.1)	(1.3)	(1.7)	(3.1)
Market/fund performance	(0.1)	0.6	(0.1)	0.9
End of period assets	$10.4	$13.7	$10.4	$13.7

Money Market
Beginning of period assets	$1.2	$1.4	$1.3	$1.4
Sales	0.2	0.2	0.3	0.4
Redemptions	(0.2)	(0.2)	(0.4)	(0.4)
Net redemptions	—	—	(0.1)	—
Market/fund performance	—	—	—	—
End of period assets	$1.2	$1.4	$1.2	$1.4

(1) Growth/core and fixed income assets reflect an even split of the Janus Balanced Fund between the two categories.

VelocityShares

VelocityShares was a sponsor of $3.0 billion and $2.4 billion in assets as of June 30, 2015, and December 31, 2014, respectively. VelocityShares assets are not included in JCG-wide assets under management as VelocityShares is not the named advisor or subadvisor to its branded products.

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

JCG is generally not the pricing agent for securities held within separate and subadvised accounts. However, JCG does perform a daily reconciliation between the pricing performed by the pricing agent and the pricing applied based on JCG’s procedures. Any pricing discrepancies are resolved with the client-designated pricing agent.

Results of Operations

Revenues

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2015	2014	change	2015	2014	change
Revenues (in millions):
Investment management fees	$233.7	$210.5	11.0%	$456.3	$418.7	9.0%
Performance fees	(4.4)	(17.3)	74.6%	(6.7)	(33.2)	79.8%
Shareowner servicing fees and other	42.6	38.0	12.1%	85.0	75.9	12.0%
Total revenues	$271.9	$231.2	17.6%	$534.6	$461.4	15.9%

Investment Management Fees

For the three and six months ended June 30, 2015, investment management fees increased $23.2 million and $37.6 million, respectively, over the prior periods in 2014, primarily as a result of respective 10.7% and 9.1% increases in average assets under management driven by market appreciation.

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. Performance fee revenue consisted of the following for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Mutual fund performance fees	$(6.6)	$(17.9)	$(15.3)	$(35.8)
Separate account performance fees	2.2	0.6	8.6	2.6
Total performance fees	$(4.4)	$(17.3)	$(6.7)	$(33.2)

Negative mutual fund performance fees were driven by underperformance of certain mutual funds against their respective benchmarks. Fees improved by $11.3 million and $20.5 million during the three and six months ended June 30, 2015, respectively, compared to the comparable periods in 2014, primarily due to improved investment performance and the roll-off of historical underperformance of certain mutual funds against their respective benchmarks.

Separate account performance fees relate largely to assets managed by INTECH. Separate account performance fees are recognized on a quarterly or annual basis. The fourth quarter has the largest concentration of annual fees followed by the first quarter, and recognition of the annual fees can cause meaningful fluctuations on a quarterly basis.

A summary of mutual fund and separate account assets subject to performance fees as of June 30, 2015 and 2014, is as follows (in billions):

	June 30,
	2015	2014
Mutual fund assets	$46.8	$51.7
Separate account assets	$17.4	$15.9

Shareowner Servicing Fees and Other

Shareowner servicing fees and other increased $4.6 million and $9.1 million for the three and six months ended June 30, 2015, respectively, compared to prior periods. The increases were primarily due to VelocityShares revenue of $3.5 million and $7.2 million recognized in 2015 for the respective periods.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2015	2014	change	2015	2014	change
Operating expenses (in millions):
Employee compensation and benefits	$91.2	$77.8	17.2%	$182.6	$158.3	15.4%
Long-term incentive compensation	19.7	12.5	57.6%	39.9	24.5	62.9%
Marketing and advertising	5.5	4.5	22.2%	11.2	9.5	17.9%
Distribution	34.7	32.5	6.8%	68.9	65.3	5.5%
Depreciation and amortization	7.6	6.2	22.6%	15.0	12.8	17.2%
General, administrative and occupancy	31.1	27.0	15.2%	58.9	53.4	10.3%
Total operating expenses	$189.8	$160.5	18.3%	$376.5	$323.8	16.3%

Employee Compensation and Benefits

During the three and six months ended June 30, 2015, employee compensation and benefits increased $13.4 million and $24.3 million, respectively, compared to prior periods in 2014. The increases were principally due to higher incentive compensation as a result of higher operating income. The company-wide incentive compensation plan is designed to link variable compensation to operating income.

Long-Term Incentive Compensation

Long-term incentive compensation increased $7.2 million and $15.4 million during the three and six months ended June 30, 2015, compared to the prior periods in 2014, respectively. The increases were primarily due to an increase in senior profits interests (“SPI”) awards expense and an increase from new awards granted during 2015, partially offset by a decrease from the vesting of awards granted in previous years.

SPI awards expense for 2015 comprised $3.2 million and $7.3 million for the three and six months ended June 30, 2015, respectively, for INTECH awards that were granted in the fourth quarter 2014. SPI awards expense comprised a benefit of $3.9 million and $6.4 million for the comparable periods in 2014 associated with the decline in value of Perkins SPI awards.

JCG generally grants annual long-term incentive awards during the first quarter of each year. JCG granted $1.9 million and $77.3 million in long-term incentive awards during the three and six months ended June 30, 2015, respectively. New awards contributed $5.1 million and $10.0 million to higher long-term incentive compensation expense for the three and six months ended June 30, 2015, compared to the prior periods in 2014. Vesting of awards granted in prior years contributed $3.2 million and $6.1 million in higher expense for the 2014 periods.

Long-term incentive compensation expense for the year ended December 31, 2015, is currently expected to be approximately $75 million to $80 million.

Non-Operating Income and Expenses

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2015	2014	change	2015	2014	change
Non-operating income and expenses (in millions):
Interest expense	$(7.2)	$(8.9)	(19.1)%	$(14.5)	$(18.3)	(20.8)%
Investment gains (losses), net	(3.1)	0.9	n/m	1.3	(0.2)	n/m
Other income (expense), net	(2.2)	0.4	n/m	(2.3)	1.0	n/m
Income tax provision	(24.7)	(26.2)	(5.7)%	(51.5)	(52.1)	(1.2)%
Noncontrolling interests	(0.2)	(0.6)	(66.7)%	(1.8)	(1.2)	50.0%

n/m — Not meaningful

Interest Expense

During the three and six months ended June 30, 2015, interest expense decreased $1.7 million and $3.8 million, respectively, compared to prior periods in 2014. The decreases were primarily due to the repayment of $98.9 million of debt during 2014, including the 6.119% Senior Notes due 2014 that matured on April 15, 2014, and the 3.250% Convertible Senior Notes due 2014 that matured on July 15, 2014.

Investment Gains (Losses), Net

The components of investment gains (losses), net for the three and six months ended June 30, 2015 and 2014, are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Seeded investment products	$(4.8)	$7.7	$1.1	$7.9
Noncontrolling interests in seeded investment products	(0.1)	0.2	1.0	0.4
Investments in advised mutual funds	—	0.3	0.1	—
Index swaps and futures	1.9	(7.8)	(1.1)	(9.2)
Economic hedge for deferred compensation plans	(0.1)	0.5	0.2	0.7
Investment gains (losses), net	$(3.1)	$0.9	$1.3	$(0.2)

Income Tax Provision

The Company’s effective tax rates for the three and six months ended June 30, 2015 and 2014, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Effective tax rate	35.5%	41.6%	36.1%	43.4%

The decrease in effective tax rates compared to prior periods was due largely to the expiration and vesting of certain equity-based compensation awards. The tax impact of equity-based compensation for the three and six months ended June 30, 2015, is part of the Condensed Consolidated Statement of Changes in Equity, while the impact for the same periods in 2014 affected the income tax provision on the Company’s Condensed Consolidated Statements of Comprehensive Income.

A state tax refund receivable resulted in a benefit to the effective tax rate of 5.1% and 2.5% for the three and six months ended June 30, 2015, compared to the same periods in 2014. State statutory changes in the second quarter 2015 resulted in an increase to the effective tax rate of 2.8% and 1.4% for the three and six months ended June 30, 2015, compared with the same periods in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Liquidity and Capital Resources

The following table summarizes key balance sheet data relating to JCG’s liquidity and capital resources as of June 30, 2015, and December 31, 2014 (in millions):

	June 30,	December 31,
	2015	2014
Cash and cash equivalents:
Cash and cash equivalents held domestically	$235.8	$392.3
Cash and cash equivalents held outside the United States (1)	63.4	60.2
Total cash and cash equivalents	$299.2	$452.5

Accounts receivable	$135.8	$130.9

Investment securities:
Seeded investment products	$316.8	$285.5
Noncontrolling interests (2)	21.4	41.1
Investments in advised mutual funds and the economic hedging of deferred compensation plans	16.9	17.4
Total investment securities	$355.1	$344.0

Long-term debt (including current portion)	$452.0	$450.5

(1)         As of June 30, 2015, and December 31, 2014, cash held outside of the United States may not be entirely available for general corporate purposes due to approximately $30 million and $24 million of capital requirements associated with foreign subsidiaries of JCG, respectively.

(2)         The noncontrolling interests balance is associated with seeded investment products.

Cash and cash equivalents consist primarily of cash on hand and short-term investments with an initial maturity of three months or less when purchased, including investments in money market funds. Cash and cash equivalents at June 30, 2015 decreased $153.3 million from December 31, 2014 primarily due to the escrow of cash in the second quarter 2015 for the acquisition of a majority interest in Kapstream and payment of seasonal incentive compensation in the first quarter 2015. The escrow of cash is included in other non-current assets on JCG’s Condensed Consolidated Balance Sheets. JCG believes that existing cash and cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, dividend payments, income tax payments, common share repurchases and interest payments on outstanding debt. JCG may use available cash for general corporate purposes and acquisitions. In addition, JCG may repurchase its outstanding debt securities in open market transactions, privately negotiated transactions, exchanges, tender offers or otherwise. Any repurchase of outstanding debt securities and common stock will depend on prevailing market conditions, JCG’s liquidity requirements, contractual and legal restrictions, and other factors.

Common Stock Repurchases

Common stock repurchases during the three and six months ended June 30, 2015 and 2014, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total cost (in millions)	$11.2	$25.4	$34.7	$36.7
Shares repurchased	628,992	2,150,694	2,015,739	3,183,593
Average price per share	$17.85	$11.81	$17.22	$11.54

Dividends

Dividends paid during the six months ended June 30, 2015, are summarized as follows:

Dividend	Date	Date
per share	declared	paid
$0.08	January 15	February 27
$0.09	April 16	May 22

On April 16, 2015, JCG’s Board of Directors approved an increase of $0.01 per share, or 13%, in the Company’s regular quarterly dividend. The approved quarterly rate of $0.09 per share represents an expected annualized dividend rate of $0.36 per share of common stock.

On July 16, 2015, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.09 per share. The quarterly dividend will be paid on August 21, 2015, to shareholders of record at the close of business on August 7, 2015.

The payment of cash dividends is within the discretion of JCG’s Board of Directors and depends on many factors, including, but not limited to, JCG’s results of operations, financial condition, capital requirements, restrictions imposed by financing agreements, general business conditions and legal requirements.

Long-Term Liquidity and Capital Resources

Expected long-term commitments at June 30, 2015, include principal and interest payments related to the 2017 Senior Notes and the 2018 Convertible Notes, capital and operating lease payments, redeemable noncontrolling interests, Perkins and INTECH SPI awards, INTECH appreciation rights and phantom interests, and contingent consideration related to the acquisition of VelocityShares and Kapstream. JCG expects to fund its long-term commitments using existing cash and cash generated from operations, refinancing debt or accessing capital and credit markets as necessary.

Other Sources of Liquidity

At June 30, 2015, JCG had a $200 million, unsecured, revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at LIBOR plus a spread, which is based on JCG’s credit rating. JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG’s credit rating. The Credit Facility has a maturity date of November 23, 2018.

The Credit Facility contains financial covenants with respect to leverage and interest coverage. The financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At June 30, 2015, JCG’s financing leverage ratio was 1.16x and the interest coverage ratio was 14.92x. JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at June 30, 2015, or during the six months ended June 30, 2015.

Cash Flows

A summary of cash flow data for the six months ended June 30, 2015 and 2014, is as follows (in millions):

	Six months ended June 30,
	2015	2014
Cash flows provided by (used for):
Operating activities	$28.4	$29.9
Investing activities	(124.8)	167.1
Financing activities	(53.1)	(103.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(3.8)	(0.1)
Net change in cash and cash equivalents	(153.3)	93.7
Cash balance at beginning of period	452.5	344.5
Cash balance at end of period	$299.2	$438.2

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by (used for) investing activities for the six months ended June 30, 2015 and 2014, is as follows (in millions):

	Six months ended June 30,
	2015	2014
Purchase of property and equipment	$(4.6)	$(5.1)

Escrow of cash for purchase of majority interest in Kapstream	(88.7)	—

Purchases and settlements of investment securities:
Seeding of investment products	(56.5)	(32.2)
Investments related to deferred compensation plans	(0.3)	(0.1)
Seed capital derivative instruments	(5.1)	(17.5)
Total purchases and settlements of investment securities	(61.9)	(49.8)

Proceeds from sales, settlements and maturities of investment securities:
Seeded investment products	24.8	81.7
Investments related to deferred compensation plans	1.1	44.4
Debt securities	—	88.0
Seed capital derivative instruments	4.5	7.9
Total proceeds from sales, settlements and maturities of investment securities	30.4	222.0
Cash provided by (used for) investing activities	$(124.8)	$167.1

Financing Activities

Cash used for financing activities for the six months ended June 30, 2015 and 2014, is as follows (in millions):

	Six months ended
	June 30,
	2015	2014
Repurchase of common stock	$(34.7)	$(36.7)
Dividends paid to JCG shareholders	(31.8)	(28.6)
Proceeds from stock option exercises and employee stock purchases	7.8	3.0
Excess tax benefit from equity-based compensation	7.6	0.9
Repayment of long-term debt	—	(38.9)
Other financing activities	(2.0)	(2.9)
Cash used for financing activities	$(53.1)	$(103.2)

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.     Controls and Procedures

As of June 30, 2015, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Company to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the U.S. SEC. Richard M. Weil, Chief Executive Officer, and Jennifer J. McPeek, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Ms. McPeek concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2015 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

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

During the six months ended June 30, 2015, JCG repurchased 914,104 shares of its common stock at an average price of $17.52 per share and a total cost of $16.0 million as part of the share repurchase program. The share repurchase program is within the parameters of Rule 10b5-1 of the Exchange Act. Any future repurchases of common stock will depend on prevailing market conditions, the Company’s liquidity requirements, contractual and legal restrictions, and other factors.

JCG also repurchased 295,850 shares of common stock from The Dai-ichi Life Insurance Company (“Dai-ichi Life”) on January 27, 2015, for a total cost of $4.6 million in order for Dai-ichi Life to comply with the ownership limit obligations under the investment agreement between JCG and Dai-ichi Life.

In addition to the share repurchase program, JCG repurchased 1,525 shares in January 2015, 791,172 shares in February 2015 and 13,088 shares in April 2015 from employees as part of a share withholding program to satisfy the employees’ minimum statutory income tax liabilities attributable to the vesting of restricted stock.

The following table presents monthly 2015 JCG common stock repurchases:

				Approximate dollar value of
	Total number		Total number of shares	shares that may yet
	of shares	Average price	purchased as part of	be purchased under the
Period	purchased	paid per share	publicly announced plans	plans (end of month)
January	595,575	$16.29	594,050	$378 million
February	791,172	17.41	—	$378 million
March	—	n/a	—	$378 million
April	40,653	17.85	27,565	$377 million
May	280,905	17.81	280,905	$372 million
June	307,434	17.89	307,434	$367 million
Total	2,015,739	$17.22	1,209,954

Items 3, 4 and 5.

Not applicable

Item 6.     Exhibits

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: July 23, 2015

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