Form 10-Q
period 2015-09-30
JANUS CAPITAL GROUP INC
filed 2015-10-22
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☒                     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐                     No ☒

As of October 16, 2015, there were 184,745,085 shares of the Company’s common stock, $0.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	September 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$292.4	$452.5
Investment securities	357.3	344.0
Accounts receivable	134.5	130.9
Other current assets	84.3	59.8
Total current assets	868.5	987.2

Other assets:
Property and equipment, net	35.5	31.1
Intangible assets, net	1,354.6	1,257.4
Goodwill	592.4	509.7
Other non-current assets	6.7	7.8
Total assets	$2,857.7	$2,793.2

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$6.3	$8.8
Accrued compensation and benefits	114.1	142.8
Current portion of long-term debt	108.2	—
Other accrued liabilities	63.1	78.0
Total current liabilities	291.7	229.6

Other liabilities:
Long-term debt	297.1	450.5
Deferred income taxes, net	523.7	478.4
Other non-current liabilities	55.3	41.2
Total liabilities	1,167.8	1,199.7

Commitments and contingencies

Redeemable noncontrolling interests	36.3	5.4

Equity:
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 185,160,785 and 185,153,490 shares outstanding, respectively)	1.9	1.9
Retained earnings	1,578.2	1,540.3
Accumulated other comprehensive loss, net of tax	(11.5)	(1.4)
Total JCG shareholders’ equity	1,568.6	1,540.8
Noncontrolling interests	85.0	47.3
Total equity	1,653.6	1,588.1
Total liabilities, redeemable noncontrolling interests and equity	$2,857.7	$2,793.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Investment management fees	$231.0	$213.3	$687.3	$632.0
Performance fees	(1.2)	(14.0)	(7.9)	(47.2)
Shareowner servicing fees and other	44.0	37.7	129.0	113.6
Total revenue	273.8	237.0	808.4	698.4

Operating expenses:
Employee compensation and benefits	85.9	82.2	268.5	240.5
Long-term incentive compensation	17.6	11.6	57.5	36.1
Marketing and advertising	4.9	4.1	16.1	13.6
Distribution	36.8	33.2	105.7	98.5
Depreciation and amortization	9.0	6.2	24.0	19.0
General, administrative and occupancy	36.2	28.1	95.1	81.5
Total operating expenses	190.4	165.4	566.9	489.2

Operating income	83.4	71.6	241.5	209.2

Interest expense	(8.0)	(7.6)	(22.5)	(25.9)
Investment gains (losses), net	(7.2)	1.3	(5.9)	1.1
Loss on extinguishment of debt	(36.3)	—	(36.3)	—
Other income (expense), net	1.2	(1.1)	(1.1)	(0.1)
Income before taxes	33.1	64.2	175.7	184.3
Income tax provision	(13.2)	(23.6)	(64.7)	(75.7)
Net income	19.9	40.6	111.0	108.6
Noncontrolling interests	—	0.3	(1.8)	(0.9)
Net income attributable to JCG	$19.9	$40.9	$109.2	$107.7

Earnings per share attributable to JCG common shareholders:
Basic	$0.11	$0.22	$0.58	$0.57
Diluted	$0.10	$0.22	$0.56	$0.57

Dividends paid per share	$0.09	$0.08	$0.26	$0.23

Other comprehensive loss, net of tax:
Net unrealized gain (loss) on available-for-sale securities	$(1.9)	$—	$(2.6)	$2.3
Foreign currency translation adjustments	(7.5)	—	(7.5)	—
Reclassifications for items included in net income	—	(1.8)	—	(2.3)
Total other comprehensive loss, net of tax	(9.4)	(1.8)	(10.1)	—

Comprehensive income	10.5	38.8	100.9	108.6
Comprehensive income attributable to noncontrolling interests	—	0.3	(1.8)	(0.9)
Comprehensive income attributable to JCG	$10.5	$39.1	$99.1	$107.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended
	September 30,
	2015	2014
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$111.0	$108.6
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	24.0	19.0
Deferred income taxes	30.6	29.2
Amortization of stock-based compensation	39.3	11.7
Investment (gains) losses, net	5.9	(1.1)
Amortization of debt discounts, premiums and deferred issuance costs	3.2	7.0
Payment of deferred commissions, net	(9.0)	(4.5)
Loss on extinguishment of debt	36.3	—
Other, net	4.8	0.2
Changes in working capital items:
Accounts receivable	3.5	(7.3)
Other current assets	(51.0)	(29.0)
Accounts payable and accrued compensation payable	(43.0)	8.0
Other current and non-current liabilities	(5.2)	(11.8)
Net operating activities	150.4	130.0

Investing activities:
Purchase of property and equipment	(7.7)	(7.5)
Purchases and settlements of investment securities	(77.2)	(159.4)
Proceeds from sales, settlements and maturities of investment securities	42.4	331.5
Acquisition of Kapstream, net of cash acquired of $7.3 million	(81.4)	—
Net investing activities	(123.9)	164.6

Financing activities:
Repayment of long-term debt	(380.3)	(98.9)
Proceeds from the issuance of debt	297.1	—
Debt issuance costs	(2.6)	—
Purchase of noncontrolling interests	(0.4)	(1.5)
Distributions to noncontrolling interests	(1.7)	(1.6)
Proceeds from stock option exercises and employee stock purchases	8.2	3.7
Excess tax benefit from equity-based compensation	7.7	1.0
Principal payments under capital lease obligations	(0.6)	(1.0)
Repurchase of common stock	(60.7)	(62.2)
Dividends paid to JCG shareholders	(48.6)	(43.6)
Net financing activities	(181.9)	(204.1)

Cash and cash equivalents:
Effect of foreign exchange rate changes	(4.7)	(0.1)
Net change	(160.1)	90.4
At beginning of period	452.5	344.5
At end of period	$292.4	$434.9

Supplemental cash flow information:
Cash paid for interest	$17.2	$15.6
Cash paid for income taxes, net of refunds	$77.5	$74.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

				Accumulated
				other	Nonredeemable
		Common	Retained	comprehensive	noncontrolling	Total
	Shares	stock	earnings	loss	interests	equity

Balance at December 31, 2013	188.6	$1.9	$1,496.0	$(1.1)	$13.7	$1,510.5
Net income	—	—	107.7	—	0.7	108.4
Amortization of stock-based compensation	—	—	20.1	—	1.2	21.3
Issuance and forfeitures of restricted stock awards, net	2.6	—	—	—	—	—
Stock option exercises and employee stock purchases	0.5	—	3.7	—	—	3.7
Changes in noncontrolling interests in consolidated investment products	—	—	—	—	30.0	30.0
Distributions to noncontrolling interests	—	—	—	—	(0.9)	(0.9)
Change in fair value of redeemable noncontrolling interests	—	—	1.6	—	—	1.6
Purchase of noncontrolling interests	—	—	—	—	(0.9)	(0.9)
Repurchase of common stock	(5.3)	—	(62.2)	—	—	(62.2)
Dividends paid to JCG shareholders	—	—	(43.6)	—	—	(43.6)
Balance at September 30, 2014	186.4	$1.9	$1,523.3	$(1.1)	$43.8	$1,567.9

Balance at December 31, 2014	185.2	$1.9	$1,540.3	$(1.4)	$47.3	$1,588.1
Net income	—	—	109.2	—	1.6	110.8
Other comprehensive loss	—	—	—	(10.1)	(7.3)	(17.4)
Amortization of stock-based compensation	—	—	26.9	—	0.8	27.7
Amortization of INTECH appreciation rights	—	—	—	—	(0.6)	(0.6)
Issuance and forfeitures of restricted stock awards, net	2.7	—	—	—	—	—
Stock option exercises and employee stock purchases	1.0	—	8.2	—	—	8.2
Tax impact of stock-based compensation	—	—	2.6	—	—	2.6
Noncontrolling interest from the acquisition of Kapstream	—	—	—	—	85.7	85.7
Changes in noncontrolling interests in consolidated investment products	—	—	—	—	(41.1)	(41.1)
Distributions to noncontrolling interests	—	—	—	—	(1.0)	(1.0)
Change in fair value of redeemable noncontrolling interests	—	—	0.3	—	—	0.3
Purchase of noncontrolling interests	—	—	—	—	(0.4)	(0.4)
Repurchase of common stock	(3.7)	—	(60.7)	—	—	(60.7)
Dividends paid to JCG shareholders	—	—	(48.6)	—	—	(48.6)
Balance at September 30, 2015	185.2	$1.9	$1,578.2	$(11.5)	$85.0	$1,653.6

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new revenue recognition standard. The standard’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. In August 2015, the FASB deferred the effective date of the new revenue standard by one year. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company is evaluating the effect of adopting this new accounting standard.

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

In April 2015, the FASB issued an amendment to its debt standard requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts and premiums. The standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. At September 30, 2015, the Company had approximately $4.1 million of debt issuance costs in other current and other non-current assets on its Condensed Consolidated Balance Sheets that meet the criteria of this amendment.

Note 2 — Acquisition of Kapstream

On July 1, 2015, JCG announced and closed the acquisition of a controlling 51% voting interest in Kapstream Capital Pty Limited (“Kapstream”), a global macro fixed income asset manager located in Australia. The acquisition serves to further expand JCG’s fixed income capabilities and build out its global macro fixed income team. JCG has an option to purchase the remaining 49% interest from Kapstream management on the third and fourth anniversaries of the acquisition.

The transaction included an initial upfront cash consideration of $84.1 million and contingent consideration with a present value of $6.0 million, with the contingent consideration payable at 18 and 36 months after acquisition if certain Kapstream assets under management reach defined targets. At September 30, 2015, the contingent consideration had a fair value of $5.6 million.

The Company also acquired certain distribution rights for an additional cash consideration of $3.9 million. The Company incurred $2.1 million in investment bank advisory fees and other deal costs during the second quarter 2015 related to the acquisition. The deal costs are included in general, administrative and occupancy on JCG’s Condensed Consolidated Statements of Comprehensive Income.

JCG completed a preliminary allocation of the July 1, 2015 purchase price to the acquired assets during the third quarter 2015. The total purchase price was allocated as follows (in millions):

Assets:
Cash and cash equivalents	$7.3
Investment securities	4.4
Accounts receivable	4.6
Intangible assets	114.7
Goodwill	90.1
Other current assets	3.1
Other non-current assets, net	0.1
Liabilities:
Contingent consideration	(6.0)
Deferred income taxes	(34.4)
Other accrued liabilities	(10.2)
Noncontrolling interests	(85.7)
Net assets acquired	$88.0

Goodwill represents the excess of cost over the fair value of the identifiable net assets acquired and is largely attributable to the existing workforce of Kapstream. The acquisition will expand JCG’s fixed income capabilities and reinforce the Company’s efforts to build a global macro fixed income team. The goodwill recognized as a result of the acquisition is not deductible for tax purposes.

The intangible assets include investment management agreements, client relationships and trade name. The client relationships have an estimated useful life of 10 years and are being amortized over the 10-year period. The investment management agreements and trade name have an indefinite life and as such, are not being amortized.

Noncontrolling interests were recognized on the Condensed Consolidated Balance Sheets for the 49% interest in Kapstream held by Kapstream management. The fair value of the noncontrolling interests as of the acquisition date of July 1, 2015, was $85.7 million.

Kapstream’s functional currency is the Australian dollar. Assets and liabilities of Kapstream are translated into U.S. dollars at current exchange rates as of the end of each accounting period. Related revenue and expenses are translated at average exchange rates during the accounting period. Net translation gains and losses are excluded from income and recorded in other comprehensive loss on the Company’s Condensed Consolidated Statements of Comprehensive Income. JCG recognized a foreign currency translation loss of $7.5 million for the three months ended September 30, 2015, related to the translation of Kapstream financial statements.

Note 3 — Investment Securities

JCG’s investment securities as of September 30, 2015, and December 31, 2014, are summarized as follows (in millions):

	September 30,	December 31,
	2015	2014
Trading securities:
Seeded investment products	$267.3	$258.3
Investments in advised mutual funds	4.0	4.4
Investments related to deferred compensation plans	15.8	13.0
Total trading securities	287.1	275.7
Available-for-sale securities:
Seeded investment products	70.2	68.3
Total investment securities	$357.3	$344.0

Trading Securities

Seeded investment products classified as trading securities consisted of the following as of September 30, 2015, and December 31, 2014:

	September 30, 2015		December 31, 2014
	Fair value (in millions)	Number of products	Fair value (in millions)	Number of products
Mutual funds advised by the Company	$167.1	17	$191.8	17
Separately managed accounts	100.2	34	66.5	31
Total seeded investment products classified as trading securities	$267.3		$258.3

Gains and (losses) recognized on trading securities still held as of September 30, 2015 and 2014, are summarized as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Gains (losses) on trading securities still held at period end	$(12.0)	$(4.1)	$(15.1)	$4.7

Available-for-Sale Securities

Seeded investment products classified as available-for-sale securities consisted of the following as of September 30, 2015, and December 31, 2014:

	September 30, 2015		December 31, 2014
	Fair value (in millions)	Number of products	Fair value (in millions)	Number of products
Mutual funds advised by the Company	$70.2	41	$68.3	40

The following is a summary of available-for-sale securities as of September 30, 2015, and December 31, 2014 (in millions):

		Gross unrealized investment		Foreign currency	Estimated	Carrying
	Cost	Gains	Losses	translation	fair value	value
September 30, 2015:
Seeded investment products	$74.7	$0.3	$(4.4)	$(0.4)	$70.2	$70.2
December 31, 2014:
Seeded investment products	$68.6	$0.4	$(0.6)	$(0.1)	$68.3	$68.3

The Company reviewed the gross unrealized losses on available-for-sale securities and determined that the losses were not other-than-temporary. The Company considered the duration, extent and circumstances of any decline in fair value as well as JCG’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recognized in the nine months ended September 30, 2015 or 2014.

Realized gains and losses related to the disposition of seeded investment products classified as available-for-sale securities were recognized within investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income. The following is a summary of realized gains and losses upon disposition of seeded investment products classified as available-for-sale securities for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Realized gains	$—	$2.6	$—	$2.8
Realized losses	—	—	—	(0.1)
Net realized gains	$—	$2.6	$—	$2.7

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of certain seeded investments. Fluctuations in equity markets, debt markets, commodity markets and foreign currency markets are hedged by using index swaps, index and commodity futures, credit default swaps and foreign currency forward contracts. The use of credit default swaps to hedge credit exposure associated with certain seeded investments was implemented during the third quarter 2015.

JCG reassessed its hedging strategy related to foreign currency exposure on certain seeded investments during the third quarter 2015. As such, JCG exited the foreign currency forward positions and was not party to any foreign currency derivatives as of September 30, 2015.

JCG was party to the following derivative instruments as of September 30, 2015, and December 31, 2014:

	September 30, 2015		December 31, 2014
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Index swaps	6	$49.5	4	$56.8
Futures	33	$76.9	6	$74.9
Credit default swaps	2	$62.0	—	$—
Foreign currency forward contracts	—	$—	7	$3.6

The above derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the index swaps, index and commodity futures, and credit default swaps are recognized in investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income while changes in the fair value of the foreign currency forward contracts are recognized in other income (expense), net on JCG’s Condensed Consolidated Statements of Comprehensive Income.

Index swaps are subject to a master netting arrangement. The values of the individual index swap contracts, including any associated cash collateral, are combined and are included on a net basis in other current assets on JCG’s Condensed Consolidated Balance Sheets. Futures and credit default swaps are also subject to a master netting arrangement and are presented in the same manner as the index swaps. Foreign currency forward contracts are not subject to a master netting arrangement, and as such, fair values of individual contracts are not netted and are included separately within either other current assets or other accrued liabilities on JCG’s Condensed Consolidated Balance Sheets.

The Company posted $2.5 million and $1.7 million in cash collateral with the counterparty of the futures and credit default swaps as of September 30, 2015, and December 31, 2014, respectively. The cash collateral is included in other current assets on JCG’s Condensed Consolidated Balance Sheets.

The following tables illustrate the effect of offsetting derivative instruments on JCG’s Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014 (in millions):

	September 30, 2015
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Futures	$0.4	$(0.2)	$—	$0.2
Index swaps	0.1	—	—	0.1
Total	$0.5	$(0.2)	$—	$0.3

Liabilities:
Futures	$0.2	$(0.2)	$—	$—
Credit default swaps	0.2	—	(0.2)	—
Total	$0.4	$(0.2)	$(0.2)	$—

	December 31, 2014
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Index swaps	$0.3	$—	$—	$0.3

Liabilities:
Index futures	$1.2	$—	$(1.2)	$—

JCG recognized the following net gains (losses) on hedged seeded investments and net gains (losses) on associated futures, credit default swaps and index swaps for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Gains (losses) on hedged seeded investments classified as trading securities(1)	$(6.2)	$(2.1)	$(4.5)	$4.4
Gains (losses) on hedged seeded investments classified as available-for-sale securities(1)	(1.5)	—	(1.9)	3.2
Total gains (losses) on hedged seeded investments	(7.7)	(2.1)	(6.4)	7.6
Gains (losses) on futures	(0.5)	(0.8)	0.1	(5.2)
Gains on credit default swaps	0.3	—	0.3	—
Gains (losses) on index swaps	6.9	1.7	5.2	(3.1)
Total	$(1.0)	$(1.2)	$(0.8)	$(0.7)

(1)         Includes net gains (losses) associated with hedged equity and fixed income seeded investment products. Hedging activity is limited to the systematic market risk associated with equity products and the interest rate risk associated with fixed income products. In September 2015, JCG started hedging credit risk associated with fixed income seeded investment products.

JCG recognized the following net losses on hedged seeded investments denominated in a foreign currency and net gains on associated foreign currency forward contracts for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Foreign currency translation losses	$—	$(0.7)	$(0.4)	$(1.7)
Foreign currency forward contract gains	—	0.4	0.2	1.2
Total	$—	$(0.3)	$(0.2)	$(0.5)

Derivative Instruments in Consolidated Seeded Investment Products

Certain of the Company’s consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within investment securities on JCG’s Condensed Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income. The consolidated seeded investment products posted $5.2 million and $1.8 million in cash collateral with the counterparty of the derivative instruments as of September 30, 2015, and December 31, 2014, respectively.

JCG’s consolidated seeded investment products were party to the following derivative instruments as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Swaps	99	$41.1	117	$65.8
Futures	81	$24.8	32	$41.5
Foreign currency forward contracts	36	$10.8	37	$2.4
Options	20	$0.4	29	$0.5

The following table illustrates the effect of offsetting derivative instruments within consolidated seeded investment products on JCG’s Condensed Consolidated Balance Sheets as of September 30, 2015 (in millions):

	September 30, 2015
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Swaps	$1.6	$—	$—	$1.6
Futures	0.2	(0.2)	—	—
Total	$1.8	$(0.2)	$—	$1.6

Liabilities:
Futures	$0.3	$(0.2)	$—	$0.1
Options	0.1	—	—	0.1
Total	$0.4	$(0.2)	$—	$0.2

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

Investment Gains (Losses), Net

Investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income included the following for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Seeded investment products	$(11.5)	$1.0	$(10.4)	$8.9
Noncontrolling interests in seeded investment products	(1.2)	(0.6)	(0.2)	(0.2)
Investments in advised mutual funds	(0.5)	(0.1)	(0.4)	(0.1)
Index swaps, credit default swaps and futures	6.7	0.9	5.6	(8.3)
Economic hedge for deferred compensation plans	(0.7)	0.1	(0.5)	0.8
Investment gains (losses), net	$(7.2)	$1.3	$(5.9)	$1.1

Purchases, Sales, Settlements and Maturities

Cash flows related to investment securities for the three and nine months ended September 30, 2015 and 2014, are summarized as follows (in millions):

	Three months ended September 30,
	2015		2014
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Trading securities	$(13.1)	$4.3	$(106.0)	$27.3
Available-for-sale securities	(0.3)	—	—	76.9
Derivative instruments:
Seed capital economic hedge	(1.9)	7.7	(3.6)	5.3
Total cash flows	$(15.3)	$12.0	$(109.6)	$109.5

	Nine months ended September 30,
	2015		2014
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Trading securities	$(59.1)	$30.2	$(138.1)	$143.5
Available-for-sale securities	(11.1)	—	(0.2)	174.8
Derivative instruments:
Seed capital economic hedge	(7.0)	12.2	(21.1)	13.2
Total cash flows	$(77.2)	$42.4	$(159.4)	$331.5

Note 4 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of September 30, 2015 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$46.3	$120.9	$—	$167.2
Futures	0.4	—	—	0.4
Index swaps	0.1	—	—	0.1
Trading securities:
Seeded investment products	172.5	94.8	—	267.3
Investments in advised mutual funds	4.0	—	—	4.0
Investments related to deferred compensation plans	15.8	—	—	15.8
Available-for-sale securities:
Seeded investment products	70.2	—	—	70.2
Total investment securities	262.5	94.8	—	357.3
Total assets	$309.3	$215.7	$—	$525.0

Liabilities:
Futures	$0.2	$—	$—	$0.2
Credit default swaps	0.2	—	—	0.2
Current portion of long-term debt(1)	—	154.5	—	154.5
Long-term debt(1)	—	306.6	—	306.6
Kapstream contingent consideration	—	—	5.6	5.6
VelocityShares contingent consideration	—	—	21.8	21.8
Total liabilities	$0.4	$461.1	$27.4	$488.9

Redeemable noncontrolling interests:
Consolidated seeded investment products	$5.8	$23.0	$—	$28.8
INTECH	—	—	7.5	7.5
Total redeemable noncontrolling interests	$5.8	$23.0	$7.5	$36.3

(1)         Carried at amortized cost and disclosed at fair value.

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of December 31, 2014 (in millions):

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

Level 1 Fair Value Measurements

JCG’s Level 1 fair value measurements consist mostly of seeded investment products, investments in advised mutual funds, cash equivalents and investments related to deferred compensation plans with quoted market prices in active markets. The fair value level of seeded investment products classified as trading securities is determined by the underlying securities of the product. The fair value level of equity-method and unconsolidated seeded investment products is determined using the respective net asset value (“NAV”) of each product. All seeded investment products that use the NAV to determine their fair value are classified as Level 1 and primarily represent seeded mutual funds where JCG’s ownership level is under 50%.

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

Level 3 Fair Value Measurements

JCG’s Level 3 recurring fair value measurements largely represent redeemable noncontrolling interests in INTECH Investment Management LLC (“INTECH”) and contingent consideration related to the acquisition of VS Holdings Inc., the parent company of VelocityShares, LLC (“VelocityShares”) and Kapstream.

INTECH

Redeemable noncontrolling interests in INTECH are measured at fair value on a quarterly basis or more frequently if events or circumstances indicate that a material change in the fair value of INTECH has occurred. The fair value of INTECH is determined using a valuation methodology that incorporates observable metrics from publicly traded peer companies as valuation comparables and adjustments related to investment performance and changes in assets under management. The valuation analysis is prepared internally within JCG’s finance organization by personnel with appropriate valuation experience and credentials. In preparing the analysis, JCG benchmarks valuation metrics such as multiples of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) against current market observables and recent market transactions of a similar size and nature to ensure that the estimates are reasonable. The analysis is reviewed by senior JCG finance personnel and JCG’s Chief Financial Officer. The analysis is also reviewed by the holders of the noncontrolling interests in INTECH. If the valuation is agreed to by both JCG and the holders of noncontrolling interests, JCG uses the analysis to value the redeemable noncontrolling interests.

Significant inputs related to the valuation analysis include INTECH’s trailing 12-month operating results, performance fees, investment performance and trends in assets under management. In addition, market trading comparables from a relevant publicly traded peer set are included to complete the valuation process. Publicly available comparables used for the third quarter 2015 valuation analysis ranged from approximately 7.0x to 14.0x EBITDA. Significant increases or decreases in historical INTECH operating results would result in a significantly higher or lower fair value measurement, respectively. Additionally, a significant increase or decrease in market trading comparables would result in a significantly higher or lower fair value measurement, respectively. Generally, any period-over-period change in INTECH performance or level of assets under management in isolation is accompanied by a directionally similar change in the fair value measurement.

VelocityShares

Contingent consideration was a component of the purchase price of VelocityShares. The contingent consideration is payable on the first, second, third and fourth anniversaries of the acquisition, in amounts up to $10.0 million each for the first and second anniversaries, and $8.0 million each for the third and fourth anniversaries. The total maximum payment over the entire contingent consideration period is $36.0 million. The payments are contingent on certain VelocityShares’ exchange-traded products reaching defined net revenue targets. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting net exchange-traded product revenue, as defined by the purchase agreement, over the contingency period, and determining whether targets are met given forecasted VelocityShares operating results. Forecasted contingent payments are then discounted back to the valuation date. Significant unobservable inputs used in the valuation are limited to forecasted gross revenues and certain expense items, which are deducted from these revenues. Increases in forecasted net revenue would increase the fair value of the consideration, subject to payment limitations, while decreases in net revenues would decrease the fair value. The contingent consideration was most recently valued during the third quarter 2015 and resulted in a $3.3 million increase to the liability and expense, including the monthly accretion of the liability to the future value of the consideration.

Kapstream

Contingent consideration was a component of the purchase price of Kapstream. The contingent consideration is payable in Australian dollars at 18 months and 36 months after the acquisition date if certain Kapstream assets under management reach defined targets. The total maximum payment over the entire contingent consideration period is $8.8 million as of September 30, 2015. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting certain Kapstream assets under management over the contingency period and determining whether the forecasted amounts meet the defined targets. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream assets under management.

The changes in fair value of JCG’s Level 3 items for the three and nine months ended September 30, 2015 and 2014, are as follows (in millions):

	Three months ended September 30,
	2015			2014
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Kapstream contingent consideration	Redeemable noncontrolling interests in subsidiaries
Beginning of period fair value	$7.2	$18.5	$—	$4.6
Distributions	(0.1)	—	—	(0.2)
Current earnings	0.1	—	—	0.1
Amortization of INTECH appreciation rights	0.8	—	—	—
Issuance	—	—	6.0	—
Foreign currency translation	—	—	(0.5)	—
Change in fair value	(0.5)	3.3	0.1	0.3
End of period fair value	$7.5	$21.8	$5.6	$4.8

	Nine months ended September 30,
	2015			2014
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Kapstream contingent consideration	Redeemable noncontrolling interests in subsidiaries
Beginning of period fair value	$5.4	$17.9	$—	$7.3
Distributions	(0.7)	—	—	(0.7)
Current earnings	0.4	—	—	0.4
Purchase of redeemable noncontrolling interests	—	—	—	(0.6)
Amortization of INTECH appreciation rights	2.7	—	—	—
Issuance	—	—	6.0	—
Foreign currency translation	—	—	(0.5)	—
Change in fair value	(0.3)	3.9	0.1	(1.6)
End of period fair value	$7.5	$21.8	$5.6	$4.8

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

Additionally, the deconsolidation of a seeded investment product can cause changes to its fair value level classification. Upon deconsolidation, the entire seeded investment product is valued using the NAV rather than valued using its underlying securities. Generally, seeded investment products that use the NAV to determine their fair value are classified as Level 1. During the first quarter 2015, the Global Unconstrained Bond Fund in the Company’s international trust was deconsolidated and its $44.3 million of Level 2 assets were reclassified to Level 1.

Transfers are recognized at the end of each reporting period. Transfers from Level 1 and Level 2 classifications for the nine months ended September 30, 2015 and 2014, are summarized as follows (in millions):

	September 30,
	2015	2014
Transfers from Level 1 to Level 2	$1.7	$5.5
Transfers from Level 2 to Level 1	$44.3	$0.4

Note 5 — Debt

Debt at September 30, 2015, and December 31, 2014, consisted of the following (in millions):

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$297.1	$306.6	$—	$—
0.750% Convertible Senior Notes due 2018	108.2	154.5	106.0	177.2
6.700% Senior Notes due 2017	—	—	344.5	380.8
Total	405.3	461.1	450.5	558.0
Less: Current portion	108.2	154.5	—	—
Total long-term debt	$297.1	$306.6	$450.5	$558.0

Fair Value of Debt

The fair value of debt was determined using broker quotes and any recent trading activity for each of the notes listed above, which are considered Level 2 inputs.

4.875% Senior Notes due 2025

In July 2015, JCG issued $300.0 million of 4.875% Senior Notes due 2025 (“2025 Senior Notes”) which pay interest at 4.875% semiannually on February 1 and August 1 of each year and mature on August 1, 2025. JCG incurred $2.6 million of debt issuance costs associated with the issuance of the notes that were recorded in other non-current assets on JCG’s Condensed Consolidated Balance Sheets and will be amortized to interest expense over the 10-year term of the notes. The 2025 Senior Notes include an unamortized discount at September 30, 2015, of $2.9 million, which will also be amortized over the 10-year term of the notes. The proceeds from the 2025

Senior Notes and cash on hand were used to redeem the 6.700% Senior Notes due 2017 (“2017 Senior Notes”).

0.750% Convertible Senior Notes due 2018

The initial conversion rate of the 0.750% Convertible Senior Notes due 2018 (“2018 Convertible Notes”) was 92.06 shares of JCG common stock per $1,000 principal amount of the 2018 Convertible Notes, which is equivalent to an initial conversion price of approximately $10.86 per share of common stock. The initial conversion rate was most recently adjusted during the third quarter 2015 when JCG paid a quarterly cash dividend of $0.09 per share, which was greater than the quarterly dividend of $0.07 per share at the time of issuance. As a result of the quarterly cash dividend paid on August 21, 2015, the conversion rate changed to 92.55 shares of JCG common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to a conversion price of approximately $10.80 per share of common stock.

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JCG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. As of September 30, 2015, the 2018 Convertible Notes met the criteria for early conversion and are convertible during the fourth quarter 2015. The 2018 Convertible Notes conversion criteria are reassessed on a quarterly basis. Fluctuations in the price of JCG’s common stock may cause reclassification of the 2018 Convertible Notes between long-term debt and current portion of long-term debt on JCG’s Condensed Consolidated Balance Sheets on a quarter-to-quarter basis.

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

The initial $10.86 and $12.60 per share of common stock exercise prices of the call options and warrants, respectively, were adjusted during the third quarter 2015 when JCG paid a quarterly cash dividend of $0.09 per share. As a result of the quarterly cash dividend paid on August 21, 2015, which was greater than the quarterly dividend of $0.07 per share at the time of issuance, the exercise price of the call options changed to $10.80 per share of common stock, and the exercise price of the warrants changed to $12.53 per share of common stock.

6.700% Senior Notes due 2017

In August 2015, JCG redeemed all of the outstanding 2017 Senior Notes using the proceeds from the 2025 Senior Notes and cash on hand. The redemption included payment of the entire principal balance and the present value of the future interest payments of the 2017 Senior Notes. JCG recognized a loss on early extinguishment of debt of $36.3 million during the three months ended September 30, 2015.

Credit Facility

At September 30, 2015, JCG had a $200 million, unsecured, revolving credit facility (“Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is based on JCG’s long-term unsecured debt credit rating (“credit rating”). JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG’s credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At September 30, 2015, JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at September 30, 2015, or during the nine months ended September 30, 2015. The Credit Facility has a maturity date of November 23, 2018.

Note 6 — Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2015 and 2014, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Effective tax rate	40.0%	36.7%	36.9%	41.1%

As of September 30, 2015, JCG had $5.7 million of accrued reserves for income tax contingencies. JCG accrued additional reserves for income tax contingencies in the amount of $0.2 million during the third quarter 2015, creating a net tax benefit of $0.1 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $1.4 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities and other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets.

Note 7 — Noncontrolling Interests

Noncontrolling interests in net income for the three and nine months ended September 30, 2015 and 2014, consisted of the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Redeemable noncontrolling interests in:
Consolidated seeded investment products	$(1.2)	$—	$(0.2)	$—
INTECH	0.1	0.1	0.4	0.4
Nonredeemable noncontrolling interests in:
Consolidated seeded investment products	—	(0.6)	—	(0.2)
Kapstream	0.8	—	0.8	—
INTECH	0.3	0.2	0.8	0.7
Total noncontrolling interests in net income	$—	$(0.3)	$1.8	$0.9

Redeemable Noncontrolling Interests

As of September 30, 2015, and December 31, 2014, redeemable noncontrolling interests are summarized as follows (in millions):

	September 30,	December 31,
	2015	2014
Consolidated seeded investment products	$28.8	$—
INTECH:
Appreciation rights	2.7	—
Founding member ownership interests	5.6	5.9
Undistributed earnings	(0.8)	(0.5)
Total redeemable noncontrolling interests	$36.3	$5.4

Consolidated Seeded Investment Products

Redeemable noncontrolling interests in consolidated seeded investment products may fluctuate from period to period and are impacted by changes in JCG’s relative ownership percentage of seeded products, changes in the amount of third-party investment in seeded products and volatility in the market value of the seeded products’ underlying securities. Third-party redemption of investments are redeemed from the respective product’s net assets and cannot be redeemed from the assets of other seeded products or from the assets of JCG.

The following table presents a rollforward of noncontrolling interests in consolidated seeded investment products for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning of period balance	$21.4	$14.4	$41.1	$8.8
Changes in market value	(1.2)	(0.6)	(0.2)	(0.2)
Changes in ownership	8.6	25.0	(12.1)	30.2
End of period balance	$28.8	$38.8	$28.8	$38.8

Changes in ownership during the nine months ended September 30, 2015, represent the deconsolidation of the Global Unconstrained Bond Fund within JCG’s international trust. Third-party investment during the second quarter 2015 brought JCG’s ownership below 50%.

INTECH

INTECH ownership interests held by a founding member had an estimated fair value of $5.6 million and $5.9 million as of September 30, 2015, and December 31, 2014, respectively, representing approximately a 1.0% aggregate ownership of INTECH for both periods. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interests of INTECH at fair value.

INTECH appreciation rights were granted in October 2014 to retain and incentivize employees. The appreciation rights had a grant date fair value of $23.2 million, which is being amortized on a straight-line basis over the 10-year vesting period, and are exercisable upon termination of employment from INTECH to the extent vested. Upon exercise, the appreciation rights are settled in INTECH equity.

Nonredeemable Noncontrolling Interests

At September 30, 2015, noncontrolling interests not subject to redemption rights included Kapstream ownership interests and employee ownership interests in INTECH.

Nonredeemable noncontrolling interests as of September 30, 2015, and December 31, 2014, are summarized as follows (in millions):

	September 30,	December 31,
	2015	2014
Nonredeemable noncontrolling interests in:
Consolidated seeded investment products	$—	$41.1
Kapstream	79.1	—
INTECH	5.9	6.2
Total nonredeemable noncontrolling interests	$85.0	$47.3

On July 1, 2015, JCG announced and closed the acquisition of a 51% interest in Kapstream. The nonredeemable noncontrolling interests balance for Kapstream represents the 49% interest owned by Kapstream management.

Note 8 — Long-Term Incentive Compensation

JCG generally grants annual long-term incentive awards during the first quarter of each year. JCG granted $0.2 million and $77.5 million in long-term incentive awards during the three and nine months ended September 30, 2015, respectively, which generally vest and will be recognized ratably over a four-year period. The 2015 awards consisted of $52.3 million of restricted stock (2.9 million shares at a weighted-average price of $17.80 per share), $23.2 million of mutual fund share awards and $2.0 million of INTECH long-term incentive awards.

During the three and nine months ended September 30, 2015, JCG recognized a benefit of $0.7 million and expense of $1.0 million related to mark-to-market adjustments of mutual fund share awards and deferred compensation plans, and $0.9 million and $3.3 million of expense during the same periods in 2014, respectively. The mark-to-market adjustments impact the long-term incentive compensation line on the Condensed Consolidated Statements of Comprehensive Income. Compensation expense associated with the INTECH appreciation rights, profit interests and phantom interests granted in October 2014 was $4.0 million and $11.3 million for the three and nine months ended September 30, 2015, respectively.

Note 9 — Other Income (Expense), Net

The components of other income (expense), net for the three and nine months ended September 30, 2015 and 2014, are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Dividend income	$2.0	$0.4	$3.3	$1.3
Interest income	0.2	0.2	0.5	0.5
Foreign currency losses, net	(1.0)	(1.7)	(5.1)	(1.9)
Other, net	—	—	0.2	—
Total other income (expense), net	$1.2	$(1.1)	$(1.1)	$(0.1)

Note 10 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2015 and 2014, are as follows (in millions):

	Three months ended September 30,
	2015			2014
	Available-for-sale	Foreign		Available-for-sale	Foreign
	securities	currency	Total	securities	currency	Total
Beginning balance	$0.2	$(2.3)	$(2.1)	$3.0	$(2.3)	$0.7
Other comprehensive loss before reclassifications	(1.9)	(7.5)	(9.4)	—	—	—
Amounts reclassified from accumulated other comprehensive loss to:
Investment gains (losses), net	—	—	—	(1.8)	—	(1.8)
Net current period other comprehensive loss	(1.9)	(7.5)	(9.4)	(1.8)	—	(1.8)
Ending balance	$(1.7)	$(9.8)	$(11.5)	$1.2	$(2.3)	$(1.1)

	Nine months ended September 30,
	2015			2014
	Available-for-sale	Foreign		Available-for-sale	Foreign
	securities	currency	Total	securities	currency	Total
Beginning balance	$0.9	$(2.3)	$(1.4)	$1.2	$(2.3)	$(1.1)
Other comprehensive income (loss) before reclassifications	(2.6)	(7.5)	(10.1)	2.3	—	2.3
Amounts reclassified from accumulated other comprehensive loss to:
Investment gains (losses), net	—	—	—	(2.3)	—	(2.3)
Net current period other comprehensive loss	(2.6)	(7.5)	(10.1)	—	—	—
Ending balance	$(1.7)	$(9.8)	$(11.5)	$1.2	$(2.3)	$(1.1)

Note 11 — Earnings Per Share

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2015 and 2014 (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to JCG	$19.9	$40.9	$109.2	$107.7
Less: Allocation of earnings to participating restricted stock awards	0.7	1.4	3.9	3.6
Net income attributable to JCG common shareholders	$19.2	$39.5	$105.3	$104.1
Basic earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	179.9	181.4	180.3	183.0
Basic earnings per share	$0.11	$0.22	$0.58	$0.57
Diluted earnings per share attributable to JCG common shareholders:
Weighted-average common shares outstanding	179.9	181.4	180.3	183.0
Incremental common shares	6.5	1.4	7.7	1.0
Weighted-average diluted common shares outstanding	186.4	182.8	188.0	184.0
Diluted earnings per share	$0.10	$0.22	$0.56	$0.57

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

The following stock options, unvested nonparticipating restricted stock and price-vesting units are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Employee stock options	—	1.8	—	3.4
Unvested nonparticipating restricted stock and price-vesting units	—	0.1	—	0.1

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

Overview

JCG provides investment management, administration, distribution and related services to financial advisors, individuals and institutional clients through mutual funds, other pooled investment vehicles, separate accounts and subadvised relationships (collectively referred to as “investment products”) in both domestic and international markets. JCG has continued to expand its business to become a more diversified manager with increased investment product offerings and distribution capabilities. JCG provides investment management competencies across a range of disciplines, including fundamental U.S. and global equities (growth and value), mathematical equities, fixed income, alternatives and exchange traded products through its subsidiaries, Janus Capital

Management LLC (“Janus”), INTECH, Perkins Investment Management LLC (“Perkins”), Kapstream and VelocityShares. These subsidiaries specialize in specific investment styles, and each has its own unique and independent perspective. JCG’s investment products are distributed through three primary global channels: self-directed, intermediary and institutional. Each distribution channel focuses on specific investor groups and the unique requirements of each group. As of September 30, 2015, JCG managed $181.5 billion of assets for mutual fund shareholders, clients and institutions around the globe.

Kapstream

On July 1, 2015, JCG announced and closed the acquisition of a 51% interest in Kapstream, a global macro fixed income asset manager. The acquisition serves to further expand JCG’s fixed income capabilities and build out its global macro fixed income team. As of September 30, 2015, Kapstream managed $6.8 billion in assets.

The transaction included an initial upfront cash consideration of $84.8 million and contingent consideration of $6.0 million, with the contingent consideration payable at 18 and 36 months after acquisition if certain Kapstream assets under management reach defined targets. JCG has an option to purchase the remaining 49% interest from Kapstream management on the third and fourth anniversaries of the acquisition. The Company also acquired certain distribution rights for an additional cash consideration of $3.9 million. The Company incurred $2.1 million in investment bank advisory fees and other deal costs during the second quarter 2015 related to the acquisition. The deal costs are included in general, administrative and occupancy on JCG’s Condensed Consolidated Statements of Comprehensive Income. JCG completed a preliminary allocation of the purchase price to the acquired assets during the third quarter 2015. Refer to Note 2 of the Condensed Consolidated Financial Statements for details.

Debt

In July 2015, JCG issued $300.0 million of 2025 Senior Notes, which pay interest at 4.875% semiannually on February 1 and August 1 of each year and mature on August 1, 2025. The proceeds from the 2025 Senior Notes and cash on hand were used to redeem the Company’s outstanding 2017 Senior Notes in August 2015. JCG recognized a loss on early extinguishment of debt of $36.3 million in the third quarter 2015 as a result of the redemption.

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

Third Quarter 2015 Summary

JCG finished the third quarter 2015 with assets under management of $181.5 billion, a decrease of 4.2% from the second quarter 2015, as a result of market depreciation and long-term net outflows, partially offset by assets acquired in the Kapstream transaction. Long-term net outflows were $3.3 billion in the third quarter 2015 compared to long-term net inflows of $0.2 billion in the second quarter 2015, driven largely by higher net redemptions in JCG’s growth and core equity, mathematical equity and value equity strategies.

Total revenue for JCG in the third quarter 2015 of $273.8 million increased $1.9 million, or 0.7%, from the second quarter 2015 due to the recognition of Kapstream management fees and lower negative performance fees. These increases were partially offset by lower average assets under management resulting in lower revenue.

The Company recognized a $36.3 million loss on extinguishment of debt during the third quarter 2015 on the redemption of its 2017 Senior Notes.

Net income attributable to JCG common shareholders for the third quarter 2015 totaled $19.9 million, or $0.10 per diluted share, compared with $44.7 million, or $0.23 per diluted share, for the second quarter 2015. The decrease is largely due to the $36.3 million third quarter loss on extinguishment of the 2017 Senior Notes.

Investment Performance of Assets Under Management

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

The following table is a summary of investment performance as of September 30, 2015:

	Percentage of mutual fund assets
	outperforming majority of Morningstar peers (1)
	1-Year	3-Year	5-Year
Complex-wide mutual fund assets	70%	79%	63%
Fundamental equity mutual fund assets	69%	75%	56%
Fixed income mutual fund assets	75%	100%	100%

	Percentage of relative return strategies
	outperforming respective benchmarks (2)
	1-Year	3-Year	5-Year
Mathematical equity strategies	80%	53%	75%

Percentage of complex-wide mutual funds
with 4- or 5-star Overall Morningstar RatingTM
Complex-wide mutual funds	56%

(1) References Morningstar relative performance on an asset-weighted basis.

(2) References performance of relative return strategies, net of fees.

Assets Under Management and Exchange-Traded Products

Assets Under Management and Flows

Total Company assets under management of $181.5 billion at September 30, 2015, increased $7.1 billion, or 4.1%, from September 30, 2014, primarily as a result of the acquisition of Kapstream.

The following tables present the components of JCG’s assets under management for the three and nine months ended September 30, 2015 and 2014 (in billions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning of period assets	$189.5	$177.7	$183.1	$173.9
Long-term sales(1)
Fundamental equity	6.0	5.2	20.1	13.0
Fixed income	4.2	3.1	10.4	8.4
Mathematical equity	1.5	1.6	5.1	4.6
Long-term redemptions(1)
Fundamental equity	(7.5)	(7.3)	(20.1)	(20.4)
Fixed income	(4.4)	(2.8)	(9.5)	(6.8)
Mathematical equity	(3.1)	(1.9)	(8.0)	(5.7)
Long-term net flows(1)
Fundamental equity	(1.5)	(2.1)	—	(7.4)
Fixed income	(0.2)	0.3	0.9	1.6
Mathematical equity	(1.6)	(0.3)	(2.9)	(1.1)
Total long-term net flows	(3.3)	(2.1)	(2.0)	(6.9)
Net money market flows	0.1	—	—	—
Acquisition	7.1	—	7.1	—
Market/fund performance	(11.9)	(1.2)	(6.7)	7.4
End of period assets(2)	$181.5	$174.4	$181.5	$174.4

(1)      Excludes money market flows as sales and redemptions of money market flows are presented net on a separate line due to the short-term nature of the investments.

(2)      Excludes VelocityShares assets as VelocityShares is not the named advisor or subadvisor to its branded products.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Average assets under management:(1)
Fundamental equity	$98.8	$93.8	$99.7	$93.9
Fixed income	42.3	31.3	37.8	30.5
Mathematical equity	49.7	50.0	50.5	48.8
Money market	1.3	1.4	1.3	1.4
Total	$192.1	$176.5	$189.3	$174.6

(1) Excludes VelocityShares assets as VelocityShares is not the named advisor or subadvisor to its branded products.

Assets and Flows by Investment Discipline

JCG, through its subsidiaries, offers investment products based on a diversified set of investment disciplines. Janus offers growth and core equity, global and international equity as well as balanced, fixed income and retail money market investment products. INTECH offers mathematical-based investment products, and Perkins offers value-disciplined investment products. Kapstream offers global macro fixed income products, and VelocityShares offers exchange-traded products. Assets and flows by investment discipline are as follows (in billions):

	Growth / Core (1)	Global / International	Mathematical Equity	Fixed Income (1)	Value	Total Company (Excluding Money Market and ETPs)	Exchange- Traded Products (“ETPs”) (2)	Money Market	Total Company
June 30, 2015	$67.1	$24.3	$50.8	$35.7	$10.4	$188.3	$3.0	$1.2	$192.5
Sales	3.1	2.7	1.5	4.2	0.2	11.7	0.9	0.3	12.9
Redemptions	(4.0)	(2.3)	(3.1)	(4.4)	(1.2)	(15.0)	(1.3)	(0.2)	(16.5)
Net sales (redemptions)	(0.9)	0.4	(1.6)	(0.2)	(1.0)	(3.3)	(0.4)	0.1	(3.6)
Market/Fund performance	(4.6)	(3.0)	(2.6)	(1.0)	(0.7)	(11.9)	0.9	—	(11.0)
Acquisitions (3)	—	—	—	7.1	—	7.1	—	—	7.1
September 30, 2015	$61.6	$21.7	$46.6	$41.6	$8.7	$180.2	$3.5	$1.3	$185.0

June 30, 2014	$61.4	$20.0	$49.8	$31.4	$13.7	$176.3	$—	$1.4	$177.7
Sales	3.0	1.5	1.6	3.1	0.7	9.9	—	0.1	10.0
Redemptions	(4.2)	(1.4)	(1.9)	(2.8)	(1.7)	(12.0)	—	(0.1)	(12.1)
Net sales (redemptions)	(1.2)	0.1	(0.3)	0.3	(1.0)	(2.1)	—	—	(2.1)
Market/Fund performance	—	(0.5)	(0.1)	(0.2)	(0.4)	(1.2)	—	—	(1.2)
September 30, 2014	$60.2	$19.6	$49.4	$31.5	$12.3	$173.0	$—	$1.4	$174.4

December 31, 2014	$63.9	$20.3	$51.0	$34.4	$12.2	$181.8	$2.4	$1.3	$185.5
Sales	10.6	8.0	5.1	10.4	1.5	35.6	2.5	0.6	38.7
Redemptions	(10.5)	(5.4)	(8.0)	(9.5)	(4.2)	(37.6)	(2.6)	(0.6)	(40.8)
Net sales (redemptions)	0.1	2.6	(2.9)	0.9	(2.7)	(2.0)	(0.1)	—	(2.1)
Market/Fund performance	(2.4)	(1.2)	(1.5)	(0.8)	(0.8)	(6.7)	1.2	—	(5.5)
Acquisitions (3)	—	—	—	7.1	—	7.1	—	—	7.1
September 30, 2015	$61.6	$21.7	$46.6	$41.6	$8.7	$180.2	$3.5	$1.3	$185.0

December 31, 2013	$60.8	$19.3	$47.6	$28.9	$15.9	$172.5	$—	$1.4	$173.9
Sales	7.5	3.7	4.6	8.4	1.8	26.0	—	0.5	26.5
Redemptions	(10.6)	(3.9)	(5.7)	(6.8)	(5.9)	(32.9)	—	(0.5)	(33.4)
Net sales (redemptions)	(3.1)	(0.2)	(1.1)	1.6	(4.1)	(6.9)	—	—	(6.9)
Market/Fund performance	2.5	0.5	2.9	1.0	0.5	7.4	—	—	7.4
September 30, 2014	$60.2	$19.6	$49.4	$31.5	$12.3	$173.0	$—	$1.4	$174.4

Notes:

(1)        Growth / Core and Fixed Income assets and flows reflect an even split of the Janus Balanced fund between the two categories.

(2)        VelocityShares was acquired in the fourth quarter 2014; prior to that JCG did not have exchange-traded products.

(3)        Kapstream was acquired on July 1, 2015.

Valuation of Assets Under Management

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

Results of Operations

Kapstream

The acquisition of Kapstream had the following impact on the Company’s results of operations for the three months ended September 30, 2015 (in millions):

Three months ended
September 30,
2015
Revenue	$4.9
Operating expenses:
Employee compensation and benefits	1.0
Long-term incentive compensation	0.2
Distribution	0.4
Depreciation and amortization	0.6
General, administrative and occupancy	0.6
Total operating expenses	2.8

Operating income	2.1

Other income (expense), net	0.1
Income tax provision	(0.6)
Noncontrolling interests	(0.8)
Net income attributable to JCG	$0.8

Revenues

	Three months ended			Nine months ended
	September 30,			September 30,
			Percentage			Percentage
	2015	2014	change	2015	2014	change
Revenues (in millions):
Investment management fees	$231.0	$213.3	8.3%	$687.3	$632.0	8.8%
Performance fees	(1.2)	(14.0)	91.4%	(7.9)	(47.2)	83.3%
Shareowner servicing fees and other	44.0	37.7	16.7%	129.0	113.6	13.6%
Total revenues	$273.8	$237.0	15.5%	$808.4	$698.4	15.8%

Investment Management Fees

For the three and nine months ended September 30, 2015, investment management fees increased $17.7 million and $55.3 million, respectively, over the prior periods in 2014, primarily as a result of respective 8.8% and 8.4% increases in average assets under management driven by market appreciation. Also contributing to the increases was the recognition of $4.9 million in Kapstream advisory fees in the third quarter 2015.

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. Performance fee revenue consisted of the following for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Mutual fund performance fees	$(3.9)	$(14.4)	$(19.2)	$(50.2)
Separate account performance fees	2.7	0.4	11.3	3.0
Total performance fees	$(1.2)	$(14.0)	$(7.9)	$(47.2)

Negative mutual fund performance fees were driven by underperformance of certain mutual funds against their respective benchmarks. Fees improved by $10.5 million and $31.0 million during the three and nine months ended September 30, 2015, respectively, compared to the comparable periods in 2014, primarily due to improved investment performance and the roll-off of historical underperformance by certain mutual funds against their respective benchmarks.

Separate account performance fees relate largely to assets managed by INTECH. Separate account performance fees are recognized on a quarterly or annual basis. The performance fees recognized annually can cause meaningful fluctuations to revenue on a quarterly basis. There were no annual fees recognized in the third quarter 2015.

A summary of mutual fund and separate account assets subject to performance fees as of September 30, 2015 and 2014, is as follows (in billions):

	September 30,
	2015	2014
Mutual fund assets	$41.6	$49.0
Separate account assets	$17.5	$16.7

Shareowner Servicing Fees and Other

Shareowner servicing fees and other increased $6.3 million and $15.4 million for the three and nine months ended September 30, 2015, respectively, compared to prior periods. The increases were primarily due to VelocityShares revenue of $4.3 million and $11.5 million recognized in 2015 for the three- and nine-month periods, respectively.

Operating Expenses

	Three months ended			Nine months ended
	September 30,			September 30,
			Percentage			Percentage
	2015	2014	change	2015	2014	change
Operating expenses (in millions):
Employee compensation and benefits	$85.9	$82.2	4.5%	$268.5	$240.5	11.6%
Long-term incentive compensation	17.6	11.6	51.7%	57.5	36.1	59.3%
Marketing and advertising	4.9	4.1	19.5%	16.1	13.6	18.4%
Distribution	36.8	33.2	10.8%	105.7	98.5	7.3%
Depreciation and amortization	9.0	6.2	45.2%	24.0	19.0	26.3%
General, administrative and occupancy	36.2	28.1	28.8%	95.1	81.5	16.7%
Total operating expenses	$190.4	$165.4	15.1%	$566.9	$489.2	15.9%

Employee Compensation and Benefits

During the three and nine months ended September 30, 2015, employee compensation and benefits increased $3.7 million and $28.0 million, respectively, compared to prior periods in 2014. The increases were principally due to higher base salaries for the three-month period. For the nine-month period, higher base salaries, higher commissions on increased sales and higher incentive compensation as a result of higher operating income drove the increase. The company-wide incentive compensation plan is designed to link variable compensation to operating income.

Long-Term Incentive Compensation

Long-term incentive compensation increased $6.0 million and $21.4 million during the three and nine months ended September 30, 2015, respectively, compared to the prior periods in 2014. The increases were primarily due to an increase in senior profits interests (“SPI”) awards expense and an increase from new awards granted during 2015, partially offset by decreases from the vesting of awards granted in previous years.

SPI awards expense was $4.3 million and $11.7 million for the three and nine months ended September 30, 2015, respectively, primarily for INTECH awards that were granted in the fourth quarter 2014. SPI awards expense included a benefit of $9.7 million and $3.3 million for the three and nine months ended September 30, 2014, respectively, associated with the decline in value of Perkins SPI awards.

JCG generally grants annual long-term incentive awards during the first quarter of each year. JCG granted $0.2 million and $77.5 million in long-term incentive awards during the three and nine months ended September 30, 2015, respectively. New awards contributed $3.5 million and $14.4 million to higher long-term incentive compensation expense for the three and nine months ended September 30, 2015, compared to the prior periods in 2014. Vesting of awards granted in prior years contributed $3.4 million and $9.5 million in higher expense for the 2014 periods.

Long-term incentive compensation expense for the year ended December 31, 2015, is currently expected to be approximately $75 million to $78 million.

Depreciation and Amortization

Depreciation and amortization increased $2.8 million and $5.0 million for the three and nine months ended September 30, 2015, respectively, compared to prior periods in 2014. The increases were largely due to the amortization of intangible assets related to the Kapstream acquisition and higher depreciable assets related to property and equipment.

General, Administrative and Occupancy

General, administrative and occupancy increased $8.1 million and $13.6 million, respectively, compared to prior periods in 2014. During the third quarter 2015, the Company recognized a $2.8 million loss on the reimbursement to a certain Janus mutual fund for an operational error. Also recognized in the third quarter 2015 were $3.3 million in VelocityShares contingent consideration fair value adjustments, including the monthly accretion of the liability to the future value of the contingent consideration. Kapstream deal costs of $2.1 million were recognized in the nine-month period ending September 30, 2015, and contribute to the increase in expense when compared to the comparable period in 2014.

Non-Operating Income and Expenses

	Three months ended			Nine months ended
	September 30,			September 30,
			Percentage			Percentage
	2015	2014	change	2015	2014	change
Non-operating income and expenses (in millions):
Interest expense	$(8.0)	$(7.6)	5.3%	$(22.5)	$(25.9)	(13.1)%
Investment gains (losses), net	(7.2)	1.3	n/m	(5.9)	1.1	n/m
Loss on extinguishment of debt	(36.3)	—	n/m	(36.3)	—	n/m
Other income (expense), net	1.2	(1.1)	n/m	(1.1)	(0.1)	n/m
Income tax provision	(13.2)	(23.6)	(44.1)%	(64.7)	(75.7)	(14.5)%
Noncontrolling interests	—	0.3	(100.0)%	(1.8)	(0.9)	100.0%

n/m — Not meaningful

Interest Expense

During the three and nine months ended September 30, 2015, interest expense increased $0.4 million and decreased $3.4 million, respectively, compared to prior periods in 2014. The increase in interest expense for the three-month period was primarily due to interest incurred during August 2015 when both the 2017 Senior Notes and 2025 Senior Notes were outstanding. The decrease in interest expense for the nine-month period was primarily due to the repayment of debt during 2014, including the 6.119% Senior Notes that matured in April 2014, and the 3.250% Convertible Senior Notes that matured in July 2014.

Investment Gains (Losses), Net

The components of investment gains (losses), net for the three and nine months ended September 30, 2015 and 2014, are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Seeded investment products	$(11.5)	$1.0	$(10.4)	$8.9
Noncontrolling interests in seeded investment products	(1.2)	(0.6)	(0.2)	(0.2)
Investments in advised mutual funds	(0.5)	(0.1)	(0.4)	(0.1)
Index swaps, credit default swaps and futures	6.7	0.9	5.6	(8.3)
Economic hedge for deferred compensation plans	(0.7)	0.1	(0.5)	0.8
Investment gains (losses), net	$(7.2)	$1.3	$(5.9)	$1.1

Other Income (Expense), Net

The components of other income (expense), net for the three and nine months ended September 30, 2015 and 2014, are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Dividend income	$2.0	$0.4	$3.3	$1.3
Interest income	0.2	0.2	0.5	0.5
Foreign currency losses, net	(1.0)	(1.7)	(5.1)	(1.9)
Other, net	—	—	0.2	—
Total other income (expense), net	$1.2	$(1.1)	$(1.1)	$(0.1)

Dividend income relates to dividends received from certain seeded investment products. Foreign currency losses, net, of $5.1 million for the nine months ended September 30, 2015, relate largely to Australian dollars that were held in advance of the Kapstream acquisition and were subject to mark-to-market adjustments during the period.

Income Tax Provision

The Company’s effective tax rates for the three and nine months ended September 30, 2015 and 2014, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Effective tax rate	40.0%	36.7%	36.9%	41.1%

The change in effective tax rates for the nine month periods was due largely to the expiration and vesting of certain equity-based compensation awards resulting in a decrease to the effective tax rate of 4.3% for the nine months ended September 30, 2015, compared to the same period in 2014. The tax impact of equity-based compensation in 2015 is part of the Condensed Consolidated Balance Sheets, while the impact for the same periods in 2014 affected the income tax provision on the Company’s Condensed Consolidated Statements of Comprehensive Income.

A fair value adjustment related to the VelocityShares contingent consideration in the third quarter 2015 resulted in an increase to the effective tax rate of 3.7% and 0.8% for the three and nine months ended September 30, 2015, compared to the same periods in 2014. A state tax refund receivable resulted in a benefit to the effective tax rate of 2.0% for the nine months ended September 30, 2015, compared to the same period in 2014. State statutory changes in the second quarter 2015 resulted in an increase to the effective tax rate of 1.1% for the nine months ended September 30, 2015, compared with the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Liquidity and Capital Resources

The following table summarizes key balance sheet data relating to JCG’s liquidity and capital resources as of September 30, 2015, and December 31, 2014 (in millions):

	September 30,	December 31,
	2015	2014
Cash and cash equivalents:
Cash and cash equivalents held domestically	$217.9	$392.3
Cash and cash equivalents held outside the United States (1)	74.5	60.2
Total cash and cash equivalents	$292.4	$452.5

Accounts receivable	$134.5	$130.9

Investment securities:
Seeded investment products	$308.7	$285.5
Noncontrolling interests (2)	28.8	41.1
Investments in advised mutual funds and the economic hedging of deferred compensation plans	19.8	17.4
Total investment securities	$357.3	$344.0

Long-term debt (including current portion)	$405.3	$450.5

(1)         As of September 30, 2015, and December 31, 2014, cash held outside of the United States may not be entirely available for general corporate purposes due to approximately $29 million and $24 million of capital requirements associated with foreign subsidiaries of JCG, respectively.

(2)         The noncontrolling interests balance is associated with seeded investment products.

Cash and cash equivalents consist primarily of cash on hand and short-term investments with an initial maturity of three months or less when purchased, including investments in money market funds. Cash and cash equivalents at September 30, 2015, decreased $160.1 million from December 31, 2014, primarily due to the acquisition of a majority interest in Kapstream and payment of seasonal incentive compensation in the first quarter 2015. Also contributing to the decrease was the redemption of the Company’s 2017 Senior Notes; existing cash and proceeds from the issuance of the 2025 Senior Notes were used to redeem the 2017 Senior Notes.

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

Common Stock Repurchases

Common stock repurchases during the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Total cost (in millions)	$26.0	$25.4	$60.7	$61.3
Shares repurchased	1,699,517	2,094,800	3,715,256	5,198,292
Average price per share	$15.30	$12.14	$16.34	$11.78

Dividends

Dividends paid during the nine months ended September 30, 2015, are summarized as follows:

Dividend	Date	Date
per share	declared	paid
$0.08	January 15	February 27
$0.09	April 16	May 22
$0.09	July 16	August 21

On April 16, 2015, JCG’s Board of Directors approved an increase of $0.01 per share, or 13%, in the Company’s regular quarterly dividend. The approved quarterly rate of $0.09 per share represents an expected annualized dividend rate of $0.36 per share of common stock.

On October 15, 2015, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.09 per share. The quarterly dividend will be paid on November 20, 2015, to shareholders of record at the close of business on November 6, 2015.

The payment of cash dividends is within the discretion of JCG’s Board of Directors and depends on many factors, including, but not limited to, JCG’s results of operations, financial condition, capital requirements, restrictions imposed by financing agreements, general business conditions and legal requirements.

Long-Term Liquidity and Capital Resources

Expected long-term commitments at September 30, 2015, include principal and interest payments related to the 2018 Convertible Notes and the 2025 Senior Notes, capital and operating lease payments, redeemable noncontrolling interests, Perkins and INTECH SPI awards, INTECH appreciation rights and phantom interests, and contingent consideration related to the acquisition of VelocityShares and Kapstream. JCG expects to fund its long-term commitments using existing cash and cash generated from operations, refinancing debt or accessing capital and credit markets as necessary.

Other Sources of Liquidity

At September 30, 2015, JCG had a $200 million, unsecured, revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at LIBOR plus a spread, which is based on JCG’s credit rating. JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG’s credit rating. The Credit Facility has a maturity date of November 23, 2018. On July 28, 2015, JCG’s credit rating was upgraded to BBB by Standard & Poor’s. The improvement in JCG’s credit rating will generate commitment fee savings of approximately $0.5 million over the remaining life of the Credit Facility.

The Credit Facility contains financial covenants with respect to leverage and interest coverage. The financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At September 30, 2015, JCG’s financing leverage ratio was 0.99x and the interest coverage ratio was 15.45x. JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at September 30, 2015, or during the nine months ended September 30, 2015.

Cash Flows

A summary of cash flow data for the nine months ended September 30, 2015 and 2014, is as follows (in millions):

	Nine months ended September 30,
	2015	2014
Cash flows provided by (used for):
Operating activities	$150.4	$130.0
Investing activities	(123.9)	164.6
Financing activities	(181.9)	(204.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(4.7)	(0.1)
Net change in cash and cash equivalents	(160.1)	90.4
Cash balance at beginning of period	452.5	344.5
Cash balance at end of period	$292.4	$434.9

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by (used for) investing activities for the nine months ended September 30, 2015 and 2014, is as follows (in millions):

	Nine months ended September 30,
	2015	2014
Purchase of property and equipment	$(7.7)	$(7.5)

Acquisition of Kapstream, net of cash acquired of $7.3 million	(81.4)	—

Purchases and settlements of investment securities:
Seeding of investment products	(69.8)	(138.2)
Investments related to deferred compensation plans	(0.4)	(0.1)
Seed capital derivative instruments	(7.0)	(21.1)
Total purchases and settlements of investment securities	(77.2)	(159.4)

Proceeds from sales, settlements and maturities of investment securities:
Seeded investment products	29.1	173.9
Investments related to deferred compensation plans	1.1	44.4
Debt securities	—	100.0
Seed capital derivative instruments	12.2	13.2
Total proceeds from sales, settlements and maturities of investment securities	42.4	331.5
Cash provided by (used for) investing activities	$(123.9)	$164.6

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2015 and 2014, is as follows (in millions):

	Nine months ended
	September 30,
	2015	2014
Repayment of long-term debt	$(380.3)	$(98.9)
Proceeds from the issuance of debt	297.1	—
Repurchase of common stock	(60.7)	(62.2)
Dividends paid to JCG shareholders	(48.6)	(43.6)
Proceeds from stock option exercises and employee stock purchases	8.2	3.7
Excess tax benefit from equity-based compensation	7.7	1.0
Other financing activities	(5.3)	(4.1)
Cash used for financing activities	$(181.9)	$(204.1)

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.     Controls and Procedures

As of September 30, 2015, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Company to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the U.S. SEC. Richard M. Weil, Chief Executive Officer, and Jennifer J. McPeek, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Ms. McPeek concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2015 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

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

During the nine months ended September 30, 2015, JCG repurchased 2,559,252 shares of its common stock at an average price of $16.06 per share and a total cost of $41.1 million as part of the share repurchase program. The share repurchase program is conducted within the parameters of Rule 10b5-1 under the Exchange Act. Any future repurchases of common stock will depend on prevailing market conditions, the Company’s liquidity requirements, contractual and legal restrictions, and other factors.

JCG also repurchased 295,850 shares of common stock from The Dai-ichi Life Insurance Company (“Dai-ichi Life”) on January 27, 2015, for a total cost of $4.6 million in order for Dai-ichi Life to comply with the ownership limit obligations under the investment agreement between JCG and Dai-ichi Life.

In addition to the share repurchase program, JCG repurchased 1,525 shares in January 2015; 791,172 shares in February 2015;13,088 shares in April 2015; and 54,369 shares in July 2015 from employees as part of a share withholding program to satisfy the employees’ minimum statutory income tax liabilities attributable to the vesting of restricted stock.

The following table presents monthly 2015 JCG common stock repurchases:

				Approximate dollar value of
	Total number		Total number of shares	shares that may yet
	of shares	Average price	purchased as part of	be purchased under the
Period	purchased	paid per share	publicly announced plans	plans (end of month)
January	595,575	$16.29	594,050	$378 million
February	791,172	17.41	—	$378 million
March	—	n/a	—	$378 million
April	40,653	17.85	27,565	$377 million
May	280,905	17.81	280,905	$372 million
June	307,434	17.89	307,434	$367 million
July	382,791	16.80	328,422	$361 million
August	585,492	15.49	585,492	$352 million
September	731,234	14.37	731,234	$342 million
Total	3,715,256	$16.34	2,855,102

n/a — Not applicable

Items 3, 4 and 5.

Not applicable.

Item 6.     Exhibits

1.1

Underwriting Agreement, dated July 28, 2015, among JCG and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein is hereby incorporated by reference from Exhibit 1.1 to JCG’s Current Report on Form 8-K, dated July 31, 2015 (File No. 001-15253)

4.1

Officers’ Certificate of JCG, dated July 31, 2015 (excluding exhibits thereto), establishing the terms of the 4.875% Notes due 2025 is hereby incorporated by reference from Exhibit 4.1 to JCG’s Current Report on Form 8-K, dated July 31, 2015 (File No. 001-15253)

4.2	Form of Global Note for the 4.875% Notes due 2025 is hereby incorporated by reference from Exhibit 4.2 to JCG’s Current Report on Form 8-K, dated July 31, 2015 (File No. 001-15253)

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: October 22, 2015

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