Form 10-K
period 2015-12-31
JANUS CAPITAL GROUP INC
filed 2016-02-24
CIK 1065865

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2015, the aggregate market value of common equity held by non-affiliates was $3,198,997,199. As of February 19, 2016, there were 185,897,108 shares of the Company's common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated
Company's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders	Part III

JANUS CAPITAL GROUP INC.
2015 FORM 10-K ANNUAL REPORT

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") and Section 27A of the Securities Act of 1933. In addition, Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") may make other written and oral communications from time to time (including, without limitation, in the Company's 2015 Annual Report to Stockholders) that contain such statements. Forward-looking statements include statements as to industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of Company management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1A, Risk Factors, and elsewhere in this report and other documents filed or furnished by JCG from time to time with the Securities and Exchange Commission ("SEC"). JCG cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Except to the extent required under applicable securities law and stock exchange rules, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 1.    BUSINESS

JCG provides investment management, administration, distribution and related services to financial advisors, individuals and institutional clients through mutual funds, separate accounts, other pooled investment vehicles, exchange-traded products ("ETPs") and subadvised relationships (collectively referred to as "investment products") in both domestic and international markets. Over the last several years, JCG has expanded its business to become a more diversified manager with increased investment product offerings and distribution capabilities. JCG provides investment management competencies across a range of disciplines, including fundamental U.S. and global equities (growth and value), mathematical equities, fixed income and alternatives, through its subsidiaries, Janus Capital Management LLC ("Janus"), INTECH Investment Management LLC ("INTECH") and Perkins Investment Management LLC ("Perkins"). These subsidiaries specialize in specific investment styles, and each has its own unique and independent perspective. JCG's investment products are distributed through three primary channels: intermediary, institutional and self-directed. Each distribution channel focuses on specific investor groups and the unique requirements of each group. As of December 31, 2015, JCG's complex wide assets totaled $192.3 billion for mutual fund shareholders, clients and institutions around the globe.

JCG's complex-wide assets include all assets under management and ETPs. ETPs are not included in assets under management as the Company is not the named advisor or subadvisor to ETPs. Assets under management primarily consist of domestic and international equity and fixed income securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG's operating results.

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

Although JCG manages and distributes a wide range of investment products and services, the Company's management directs JCG's operations as one business, the investment management business, and thus operates in one business segment.

Subsidiaries

Janus

Janus has managed primarily growth equity portfolios since 1969 with the introduction of the Janus Fund. Janus has leveraged its research-driven investment philosophy and culture to other areas of the markets, including fundamental fixed income, global macro fixed income, diversified alternatives and ETPs. Independent thinking and fundamental research are at the core of Janus' investment culture across its investment product teams. Janus believes its depth of research, willingness to make concentrated investments when Janus believes it has a research edge and commitment to delivering strong long-term results for its investors differentiate Janus from its competitors.

At December 31, 2015, Janus managed $87.4 billion of long-term equity assets, $37.2 billion of fixed income assets and $1.3 billion of money market assets, or approximately 67% of total Company assets under management.

INTECH

INTECH has managed institutional portfolios since 1987, establishing one of the industry's longest continuous performance records of mathematical equity investment strategies. INTECH's unique investment process is based on a mathematical theorem that seeks to add value for clients by capitalizing on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a specified benchmark index while controlling risks and trading costs. At December 31, 2015, INTECH managed $47.6 billion, or approximately 25% of total Company assets under management.

Perkins

Perkins has managed value-disciplined investment products since 1980, focusing on building diversified portfolios of what it believes to be high-quality, undervalued stocks with favorable reward characteristics. With its fundamental research and careful consideration for downside risk, Perkins has established a reputation as a leading value manager. Perkins offers value equity investment products across a range of U.S. asset classes and global equity. At December 31, 2015, Perkins managed $8.4 billion, or approximately 4% of total Company assets under management.

Acquisitions

Kapstream

On July 1, 2015, JCG announced and closed the acquisition of a controlling 51% voting interest in Kapstream Capital Pty Limited ("Kapstream"), a global macro fixed income asset manager located in Australia. The acquisition serves to further expand JCG's fixed income capabilities and build out its global macro fixed income team. Kapstream is part of the Company's global macro fixed income team and remains a separate, autonomous and distinct capability from the fundamental fixed income team. At December 31, 2015, Kapstream managed $7.2 billion, or approximately 4% of total Company assets under management.

VelocityShares

On December 1, 2014, JCG announced the closing of its acquisition of VS Holdings, Inc. ("VelocityShares"). VelocityShares is a sponsor of unique ETPs that are institutionally focused and offers sophisticated volatility management solutions. VelocityShares has recently launched a second business around innovative and intelligent exchange-traded funds ("ETFs") for diversified investment portfolios, currently focused on volatility-hedged equities and equal-risk weighted solutions. These ETF strategies, along with future product innovation, offer significant potential synergies between VelocityShares and JCG. VelocityShares-branded products had $3.2 billion in assets as of December 31, 2015. The majority of these assets represent tactical trading products serving short-term investors and traders in the form of exchange-traded notes ("ETNs"). ETNs are not included in assets under management.

Distribution Channels

JCG distributes its products through three channels: intermediary, institutional and self-directed. Each channel is discussed below.

Intermediary Channel

The intermediary channel serves U.S. financial advisors, variable insurance trusts, retirement platforms and ETFs. International mutual funds are also part of the intermediary channel and are offered through Janus Capital Funds Plc, a Dublin-domiciled mutual fund trust. Significant investments have been made to grow the Company's presence in the financial advisor subchannel, including increasing the number of external and internal wholesalers, enhancing the Company's technology platform and recruiting highly seasoned client relationship managers. At December 31, 2015, assets in the intermediary channel totaled $70.8 billion, or 37% of total complex-wide assets.

Institutional Channel

The institutional channel serves U.S. corporations, endowments, foundations, Taft-Hartley funds, public fund clients and non-U.S. separate accounts, and focuses on distribution direct to the plan sponsor and through consultants. Although the current asset base in this channel is weighted heavily toward INTECH's mathematical products, the Company has steadily increased its fixed income penetration, growing fixed income assets to $13.8 billion (including international institutional fixed income assets), an increase of approximately 85% compared to December 31, 2014. At December 31, 2015, assets in the institutional channel totaled $66.5 billion, or 34% of total complex-wide assets.

Self-Directed Channel

This channel serves existing individual investors who invest in JCG products through a mutual fund supermarket or directly with JCG. ETNs associated with VelocityShares are also part of the self-directed channel. At December 31, 2015, assets in the self-directed channel totaled $55.0 billion, or 29% of total complex-wide assets.

COMPETITION

The investment management industry is relatively mature and saturated with competitors that provide services similar to JCG. As such, JCG encounters significant competition in all areas of its business. JCG competes with other investment managers, mutual fund advisers, brokerage and investment banking firms, insurance companies, hedge funds, venture capitalists, banks and other financial institutions, many of which are larger, have proprietary access to certain distribution channels, have a broader range of product choices and investment capabilities, and have greater capital resources. Additionally, the marketplace for investment products is rapidly changing, investors are becoming more sophisticated, the demand for and access to investment advice and information is becoming more widespread, passive investment strategies are becoming more prevalent, and more investors are demanding investment vehicles that are customized to their individual requirements.

JCG believes its ability to successfully compete in the investment management industry significantly depends upon its ability to achieve consistently strong investment performance, provide exceptional client service and strategic partnerships, and develop and innovate products that will best serve its clients.

REGULATION

The investment management industry is subject to extensive federal, state and international laws and regulations intended to benefit and protect the shareholders of investment products such as those managed by JCG's subsidiaries and advisory clients of JCG's subsidiaries. The costs of complying with such laws and regulations have significantly increased and may continue to contribute significantly to the costs of doing business as a global investment adviser. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of businesses and to impose sanctions for failure to comply with laws and regulations. Possible consequences for failure to comply include, but are not limited to, voiding of investment advisory and subadvisory agreements, the suspension of individual employees (particularly investment management and sales personnel), limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, disgorgement of profits, and imposition of censures and fines. Further, failure to comply with such laws and regulations may provide the basis for civil litigation that may also result in significant costs and reputational harm to JCG.

U.S. Regulation

JCG and certain of its U.S. subsidiaries are subject to laws and regulations from a number of government agencies and regulatory bodies, including, but not limited to, the SEC, the U.S. Department of Labor ("DOL"), the Financial Industry Regulatory Authority ("FINRA") and the Commodity Futures Trading Commission ("CFTC").

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

Investment Company Act of 1940

Certain of JCG's subsidiaries act as the adviser or subadviser to mutual funds, which are registered with the SEC pursuant to the Investment Company Act of 1940, as amended (the "1940 Act"). Certain of JCG's subsidiaries also serve as adviser or subadviser to investment products that are not required to be registered under the 1940 Act. As an adviser or subadviser to a registered investment company, these subsidiaries must comply with the requirements of the 1940 Act and related regulations, including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the "Code").

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

ERISA

Certain JCG subsidiaries are also subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and related regulations to the extent they are considered "fiduciaries" under ERISA with respect to some of their clients. ERISA-related provisions of the Code and regulations issued by the DOL impose duties on persons who are fiduciaries under ERISA and prohibit some transactions involving the assets of each ERISA plan that is a client of a JCG subsidiary as well as some transactions by the fiduciaries (and several other related parties) to such plans.

CFTC

The CFTC has regulations that require Janus to register as a Commodity Pool Operator ("CPO") and become a member of the National Futures Association ("NFA") in connection with the operation of certain of the Company's products. The regulations generally impose certain registration, reporting and disclosure requirements on CPOs and products that utilize futures, swaps and other derivatives that are subject to CFTC regulation. The CFTC or NFA may institute proceedings to enforce applicable rules and regulations, and violations may result in fines, censure or the termination of CPO registration and NFA membership.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law in July 2010. The Dodd-Frank Act established enhanced regulatory requirements for non-bank financial institutions designated as "systemically important" by the Financial Stability Oversight Council ("FSOC"). Subsequently, in April 2012, the FSOC issued a final rule and interpretive guidance related to the process by which it will designate non-bank financial companies as systemically important financial institutions ("SIFI"). Certain non-bank financial companies have since been designated as SIFIs and additional non-bank financial companies, including large asset management companies, may be designated as SIFIs in the future. If JCG were designated a SIFI, it would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, and supervisory and other requirements. These heightened regulatory requirements could adversely affect the Company's business and operations. JCG is not a designated SIFI.

International Regulation

JCG increased its product offerings and international business activities over the past several years, resulting in increased exposure to international regulation. JCG's international subsidiaries are subject to the laws and regulations of non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies, including the following:

•
Australian Securities and Investments Commission

•
Authorité des Marchés Financiers of France

•
Canadian Provincial Securities Commissions

•
Central Bank of Ireland

•
Commissione Nazionale per le Societa e la Borsa of Italy

•
Dubai Financial Services Authority

•
Federal Financial Supervisory Authority of Germany

•
Financial Conduct Authority in the United Kingdom

•
Financial Market Supervisory Authority of Switzerland

•
Financial Services Agency of Japan

•
Financial Supervisory Commission of Taiwan

•
Financial Supervisory Service and the Financial Services Commission of Korea

•
Monetary Authority of Singapore

•
Netherlands Authority for the Financial Markets

•
Securities and Futures Commission of Hong Kong

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

EMPLOYEES

As of December 31, 2015, JCG had 1,272 full-time employees. None of these employees are represented by a labor union.

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

ADDITIONAL FINANCIAL INFORMATION

See additional financial information about geographical areas in Part II, Item 8, Financial Statements and Supplementary Data, Note 19 — Geographic Information, of this Annual Report on Form 10-K.

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

•
Redemptions and other withdrawals.  Investors may reduce their investments in specific JCG investment products or in the markets in which JCG's investment products are concentrated in response to adverse market conditions, inconsistent investment performance, the pursuit of other investment opportunities (including passive investment strategies) or other factors.

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

•
Relative investment performance.  JCG's investment products are often judged on their performance as compared to benchmark indices or peer groups, or on an absolute return basis. Any period of underperformance of investment products may result in the loss of existing assets and affect JCG's ability to attract new assets. In addition, approximately 34% of the Company's assets under management at December 31, 2015, are subject to performance fees. Performance fees are based on each product's investment performance as compared to an established benchmark index over a specified period of time. If investment products subject to performance fees underperform their respective benchmark index for a defined period, JCG's revenues and thus results of operations may be adversely affected. In addition, performance fees subject JCG's revenues to increased volatility.

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

JCG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment or "seeding" to facilitate the launch of the product. JCG may also provide substantial supplemental capital to an existing investment product in order to accelerate the growth of a strategy and attract outside investment in the product. A decline in the valuation of these seeded investments could increase the volatility of JCG's earnings and result in a decline in earnings and financial condition.

JCG's international operations are subject to foreign risks, including political, regulatory, economic and currency risks.

JCG operates offices and advises clients outside of the U.S., and is thereby subject to risks inherent in doing business internationally. These risks may include changes in applicable laws and regulatory requirements; difficulties in staffing and managing foreign operations; difficulties in collecting investment management fees receivable; different, and in some cases less stringent, legal, regulatory and accounting regimes; political instability; fluctuations in currency exchange rates; expatriation controls; expropriation risks; and potential adverse tax consequences. These or other risks related to JCG's international operations could adversely affect the Company's assets under management, results of operations and financial condition.

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

JCG's business may be vulnerable to failures or breaches in support systems and client service functions, and may be subject to cyberattacks.

The ability to consistently and reliably obtain securities pricing information, process client transactions and provide reports and other client services to the shareholders of funds and other investment products managed by JCG is essential to JCG's operations. Any delays, errors or inaccuracies in obtaining pricing information, processing client transactions or providing reports, and any other inadequacies in other client service functions could discourage clients, result in financial loss and potentially give rise to regulatory action and claims against JCG. Any failures of the Company's systems could adversely affect JCG's results of operations and financial condition, assets under management, and ability to maintain confidential information relating to its clients and business operations.

JCG's client service capabilities as well as JCG's ability to obtain prompt and accurate securities pricing information and to process client transactions and reports are significantly dependent on communication and information systems and services provided by third-party vendors. Also, JCG's established disaster recovery plans could suffer failures or interruptions due to various natural or man-made causes, and backup procedures and capabilities may not be adequate to avoid extended interruptions. Furthermore, JCG places significant reliance on its automated systems, thereby increasing the related risks if such systems were to fail. A failure of third-party systems or services, disaster recovery plans or automated systems could adversely affect JCG's assets under management, results of operations and financial condition.

JCG maintains confidential information relating to its clients and business operations. Authorized persons could inadvertently or intentionally release confidential or proprietary information. JCG's systems could be infiltrated by unauthorized users or damaged by computer viruses or other malicious software code as a result of cyberattacks by computer programmers or hackers. While JCG has established business continuity plans and risk management systems designed to prevent or reduce the severity of any such improprieties or cyberattacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. JCG also cannot directly control any cybersecurity plans and systems put in place by third-party service providers. Unauthorized or inadvertent disclosure of confidential or proprietary information or cyberattacks could be detrimental to JCG's reputation and lead to legal claims, negative publicity, regulatory action, increased costs or loss of revenue, among other things, all of which could adversely affect JCG's assets under management, results of operations and financial condition.

JCG's business is dependent on investment management agreements that are subject to termination, non-renewal or reductions in fees.

JCG derives revenue from investment management agreements with mutual funds and other investment products. With respect to investment management agreements with mutual funds, these agreements may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the 1940 Act), and must be approved and renewed annually by the independent members of each fund's board of directors or trustees or its shareowners, as required by law. In addition, the board of directors or trustees of certain funds generally may terminate these investment management agreements upon written notice for any reason and without penalty. The termination of or failure to renew one or more of these agreements or the reduction of the fee rates applicable to such agreements could have a material adverse effect on JCG's assets under management, results of operations and financial condition.

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

JCG is periodically involved in various legal proceedings and regulatory matters and may be involved in such proceedings in the future.

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

Acquisitions expose JCG to risks inherent in acquiring a company.

JCG has and may acquire or invest in businesses that the Company believes will add value to its business and generate positive net returns. These acquisitions and investments may not be effective, and could result in decreased earnings and harm to the Company's competitive position in the investment management industry.

Any strategic transaction can involve a number of risks, such as additional demands on JCG's existing employees and unanticipated problems regarding integration of products, technologies and new employees. As a result, the Company may not be able to realize all of the benefits that it hoped to achieve from such transactions. In addition, entering new jurisdictions or managing new products involves numerous risks such as adhering to new regulations, foreign currency exposure and the integration of new products into JCG's existing operations. JCG may be required to spend additional time or money on integration which could decrease its earnings and prevent the Company from focusing on the development and expansion of its existing business and services.

JCG has significant goodwill and intangible assets that are subject to impairment.

Goodwill and intangible assets totaled $2.0 billion at December 31, 2015. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. JCG has recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. JCG reviews the carrying value of goodwill and intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of its intangible assets may be below their carrying value. JCG evaluates the value of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur, resulting in a charge that may, in turn, adversely affect JCG's assets under management, results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

JCG's headquarters are located in Denver, Colorado. JCG leases office space from non-affiliated companies for administrative, investment and client servicing operations in the following locations:

Domestic properties

•
Boston, Massachusetts

•
Chicago, Illinois

•
Darien, Connecticut

•
Denver, Glendale and Aurora, Colorado

•
Newport Beach, California

•
Princeton, New Jersey

•
San Francisco, California

•
West Palm Beach, Florida

International properties

•
Dubai

•
Frankfurt

•
Hong Kong

•
London

•
Melbourne

•
Milan

•
Paris

•
Singapore

•
Sydney

•
Taipei

•
The Hague

•
Tokyo

•
Zurich

In the opinion of management, the space and equipment owned or leased by the Company are adequate for existing operating needs.

ITEM 3.    LEGAL PROCEEDINGS

The information set forth in response to Item 103 of Regulation S-K under "Legal Proceedings" is incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, Note 16 — Commitments and Contingencies, of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

JCG Common Stock

JCG's common stock is traded on the New York Stock Exchange ("NYSE") (symbol: JNS). The following table presents the high and low sale prices as reported on the NYSE composite tape for each completed quarter in 2015 and 2014.

	2015		2014
Quarter	High	Low	High	Low
First	$18.59	$15.56	$12.99	$10.32
Second	$18.75	$16.66	$12.91	$10.40
Third	$17.29	$13.29	$15.89	$11.08
Fourth	$16.01	$13.37	$16.47	$13.40

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of JCG's common stock over the five-year period ending December 31, 2015, the last trading day of 2015, and compares it to the cumulative total return on the Standard and Poor's ("S&P") 500 Index and the S&P Diversified Financials Index. The comparison assumes a $100 investment on December 31, 2010, in JCG's common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of JCG's common stock.

On December 31, 2015, there were approximately 2,187 holders of record of JCG's common stock.

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

On April 16, 2015, JCG's Board of Directors approved an increase of $0.01 per share, or 13%, in the Company's regular quarterly dividend. The approved quarterly rate of $0.09 per share represents an expected annualized dividend rate of $0.36 per share of common stock.

On January 19, 2016, JCG's Board of Directors declared a regular quarterly cash dividend of $0.09 per share, which will be paid on February 25, 2016, to stockholders of record at the close of business on February 12, 2016.

The following cash dividends were declared and paid during 2015:

Dividend per share	Date declared	Date paid
$ 0.08	January 15	February 27
$ 0.09	April 16	May 22
$ 0.09	July 16	August 21
$ 0.09	October 15	November 20

JCG declared and paid three $0.08 per share dividends and one $0.07 per share dividend in 2014. JCG declared and paid three $0.07 per share dividends in 2013.

Common Stock Repurchases

JCG's Board of Directors authorized a $500 million share repurchase program in July 2008. During the year ended December 31, 2015, JCG repurchased 4,500,938 shares of its common stock at an average price of $15.58 per share and a total cost of $70.2 million as part of the share repurchase program. The share repurchase program is conducted within the parameters of Rule 10b5-1 under the Exchange Act. Any future repurchases of common stock will depend on prevailing market conditions, the Company's liquidity requirements, contractual and legal restrictions, and other factors.

JCG also repurchased 295,850 shares of common stock from The Dai-ichi Life Insurance Company ("Dai-ichi Life") on January 27, 2015, for a total cost of $4.6 million in order for Dai-ichi Life to comply with the ownership limit obligations under the investment agreement between JCG and Dai-ichi Life. At December 31, 2015, Dai-ichi Life owned approximately 20% of the outstanding common shares of the Company.

In addition to the share repurchase program, during the year ended December 31, 2015, JCG withheld 1,002,805 shares from employees as part of a share withholding program to satisfy the employees' minimum statutory income tax liabilities attributable to the vesting of restricted stock. The shares withheld had a value of $17.0 million and were deposited into treasury shares.

The following table presents total 2015 JCG common stock repurchases by month as part of the share repurchase programs:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs (end of month)
January	595,575	$16.29	594,050	$378 million
February	791,172	17.41	—	$378 million
March	—	—	—	$378 million
April	40,653	17.85	27,565	$377 million
May	280,905	17.81	280,905	$372 million
June	307,434	17.89	307,434	$367 million
July	382,791	16.80	328,422	$361 million
August	585,492	15.49	585,492	$352 million
September	731,234	14.37	731,234	$342 million
October	745,775	14.80	744,045	$331 million
November	636,728	15.71	636,728	$321 million
December	701,834	14.28	560,913	$313 million

Total	5,799,593	$15.82	4,796,788

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data below was derived from the Company's audited consolidated financial statements and should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(dollars in millions, except per share data and operating data)
Income statement:
Revenues	$1,076.2	$953.2	$873.9	$850.0	$981.9
Operating expenses	753.9	663.5	634.8	635.5	670.1

Operating income	322.3	289.7	239.1	214.5	311.8
Interest expense	(27.7)	(33.1)	(41.1)	(45.0)	(51.0)
Investment gains (losses), net	(8.2)	(1.9)	6.5	11.1	(21.9)
Other income, net	3.2	3.0	4.5	3.2	3.8
Loss on early extinguishment of debt	(36.3)	—	(13.5)	(7.2)	(9.9)
Income tax provision	(94.0)	(102.3)	(73.3)	(64.7)	(79.4)

Net income	159.3	155.4	122.2	111.9	153.4
Noncontrolling interests	(3.5)	(1.0)	(7.5)	(9.6)	(10.5)

Net income attributable to JCG	$155.8	$154.4	$114.7	$102.3	$142.9

Earnings per share attributable to JCG common shareholders: (1)
Diluted	$0.80	$0.81	$0.62	$0.55	$0.78
Weighted-average diluted common shares outstanding	186.8	184.9	185.9	185.1	184.2
Dividends declared and paid per share	$0.35	$0.31	$0.21	$0.29	$0.15
Balance sheet (as of December 31):
Total assets	$2,871.5	$2,793.2	$2,747.3	$2,660.4	$2,644.0
Long-term debt (including current portion)	$406.1	$450.5	$544.6	$545.1	$595.2
Other non-current liabilities	$545.1	$519.6	$480.1	$477.8	$465.5
Redeemable noncontrolling interests	$21.8	$5.4	$7.3	$42.9	$85.4
Cash flow:
Cash flows provided by operating activities	$274.4	$218.4	$224.1	$208.9	$224.6
Operating data (in billions):
Ending assets under management (2)	$189.1	$183.1	$173.9	$156.8	$148.2
Average assets under management (2)	$190.6	$175.8	$165.4	$156.3	$162.3
Long-term net flows (2) (3)	$(2.6)	$(4.9)	$(19.7)	$(12.0)	$(12.2)
(1)
Each component of earnings per share presented has been individually rounded.

(2)
Does not include VelocityShares assets at December 31, 2015 and 2014, as VelocityShares is not the named advisor or subadvisor to its branded products.

(3)
Long-term net flows represent total Company net sales and redemptions, excluding money market and VelocityShares assets. Money market flows have been excluded due to the short-term nature of such investments while VelocityShares assets are excluded as VelocityShares is not the named advisor or subadvisor to its branded products.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2015 SUMMARY

JCG finished 2015 with assets under management of $189.1 billion, an increase of 3.3% from the end of 2014, as a result of the acquisition of Kapstream and market appreciation partially offset by long-term net outflows. The acquisition of Kapstream contributed $7.1 billion to assets under management. Long-term net outflows improved from $4.9 billion in 2014 to $2.6 billion in 2015 driven by higher sales in JCG's fundamental equity strategies partially offset by higher net redemptions in mathematical equity strategies and lower net sales in JCG's fixed income strategies.

Total revenue for JCG in 2015 of $1,076.2 million increased $123.0 million from 2014, primarily as a result of higher average assets under management and lower negative mutual fund performance fees.

The Company remains focused on operating efficiently by managing operating expenses in relation to total revenue. JCG realized operating margins of 29.9% and 30.4% for 2015 and 2014, respectively.

Net income attributable to JCG common shareholders for 2015 totaled $155.8 million, or $0.80 per diluted share, compared with $154.4 million, or $0.81 per diluted share, for 2014. Net income attributable to JCG common shareholders in 2015 was impacted by a $36.3 million loss on the redemption of its 6.700% Senior Notes due 2017 ("2017 Senior Notes").

JCG continued to execute on its strategy of Intelligent Diversification in 2015. A summary of accomplishments include the following:

•
Focus on performance in the fundamental equity franchise — As of December 31, 2015, 84%, 70% and 62% of fundamental equity mutual fund assets were in the top two Morningstar quartiles on a 1-, 3- and 5-year basis, respectively, compared to 66%, 81% and 48% a year ago.

•
Focus on performance and grow the fixed income franchise — In 2015, JCG acquired a controlling 51% voting interest in Kapstream, a global macro fixed income asset manager located in Australia. The acquisition serves to further expand JCG's fixed income capabilities and build out its global macro fixed income team.

Performance in the fundamental fixed income franchise has improved in 2015. As of December 31, 2015, 82%, 100% and 82% of fixed income mutual fund assets were in the top two Morningstar quartiles on a 1-, 3-, and 5-year basis, respectively, compared to 2%, 85% and 80% a year ago.

•
Expand non-U.S. distribution capabilities and product offerings — The non-U.S. business had full-year 2015 net flows of $6.6 billion, a 20% organic growth rate, representing the strongest year of non-U.S. net flows in the firm's history. JCG's strategic alliance with Dai-ichi Life continues to assist with the Company's ongoing growth in Japan.

•
Develop solutions-based products — During 2015, JCG launched the Adaptive Global Allocation strategy which aims to provide investors total returns by dynamically allocating assets across a portfolio of global equity and fixed income investments.

JCG's acquisition of VelocityShares in 2014 positions the firm to deliver rules-based and actively managed products within the rapidly growing ETF universe, enhancing the customized solutions JCG can provide to its clients and enabling the Company to work with the growing segment of financial advisors and institutions focused on these instruments. The Company filed an initial registration statement with the SEC for the Janus Small Cap Growth Alpha and Janus Small-Mid Cap Growth Alpha ETFs with an anticipated launch date in the first quarter of 2016.

•
Strengthen the Consolidated Balance Sheets — In July 2015, JCG issued $300.0 million of 4.875% Senior Notes due 2025 ("2025 Senior Notes"). Using the proceeds of the 2025 Senior Notes and cash on hand, JCG fully redeemed the outstanding 2017 Senior Notes. The redemption of the 2017 Senior Notes and issuance of the 2025 Senior Notes strengthened the Company's balance sheet by reducing the carrying amount of debt on the Consolidated Balance Sheets by $44.4 million in 2015 and extending the maturity of the notes to 2025.

Investment Performance of Assets Under Management

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

The following table is a summary of investment performance as of December 31, 2015:

	Percentage of mutual fund assets outperforming majority of Morningstar peers (1)
	1-Year	3-Year	5-Year
Complex-wide mutual fund assets	84%	74%	65%
Fundamental equity mutual fund assets	84%	70%	62%
Fixed income mutual fund assets	82%	100%	82%

	Percentage of relative return strategies outperforming respective benchmarks (2)
	1-Year	3-Year	5-Year
Mathematical equity strategies	74%	53%	67%

Percentage of complex-wide mutual funds with 4- or 5-star Overall Morningstar RatingTM
Complex-wide mutual funds	55%
(1)
References Morningstar relative performance on an asset-weighted, total return basis.

(2)
References performance of relative return strategies, net of fees.

Assets Under Management and ETPs

Total Company assets under management increased $6.0 billion, or 3.3%, from 2014 as a result of market appreciation of $1.5 billion and the July 1, 2015, acquisition of Kapstream, which contributed $7.1 billion in fixed income assets. These items were partially offset by long-term net outflows of $2.6 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets. Money market net sales and redemptions were nil in 2015.

Fundamental equity net outflows were $1.5 billion in 2015 compared with $7.6 billion in 2014. The decrease in net outflows was primarily driven by improved investment performance and an increase in sales while redemptions remained relatively flat in 2015.

Positive net flows for fixed income continued in 2015 with net inflows of $3.3 billion compared to $4.4 billion in 2014. The year-over-year change in net inflows was driven by increased redemptions partially offset by increased sales.

Mathematical equity net outflows were $4.4 billion in 2015 compared with $1.7 billion in 2014. The increase in net outflows was primarily driven by an increase in redemptions and flat sales in 2015.

ETP assets contributed $3.2 billion to complex-wide assets, an increase of $0.8 billion from 2014 due to net sales of $3.3 billion partially offset by market depreciation of $2.5 billion.

In December 2015, JCG announced that Gibson Smith, the Company's Fundamental Fixed Income Chief Investment Officer will leave JCG on March 31, 2016. While JCG's other fixed income investment, research, trading and risk management teams remain intact, the Company believes that Mr. Smith's departure could have an impact on assets under management, results of operations and financial condition.

Market volatility in January 2016 has led to a decline in JCG's assets under management from December 31, 2015, which will negatively impact the Company's results of operations and financial condition.

The following table presents the components of JCG's assets under management for the years ended December 31, 2015, 2014 and 2013 (in billions):

	Year ended December 31,
	2015	2014	2013
Beginning of year assets	$183.1	$173.9	$156.8
Long-term sales (1)
Fundamental equity	24.9	18.6	17.2
Fixed income	16.2	13.7	12.6
Mathematical equity	6.6	6.6	5.2
Long-term redemptions (1)
Fundamental equity	(26.4)	(26.2)	(33.1)
Fixed income	(12.9)	(9.3)	(11.7)
Mathematical equity	(11.0)	(8.3)	(9.9)

Long-term net flows (1)
Fundamental equity	(1.5)	(7.6)	(15.9)
Fixed income	3.3	4.4	0.9
Mathematical equity	(4.4)	(1.7)	(4.7)

Total long-term net flows	(2.6)	(4.9)	(19.7)
Net money market flows	—	(0.1)	(0.1)
Acquisition	7.1	—	—
Market/fund performance	1.5	14.2	36.9

End of year assets (2)	$189.1	$183.1	$173.9

(1)
Excludes money market flows. Sales and redemptions of money market funds are presented net on a separate line due to the short-term nature of the investments.

(2)
Excludes VelocityShares assets of $3.2 billion and $2.4 billion as of December 31, 2015 and 2014, respectively, as VelocityShares is not the named advisor or subadvisor to its branded products.

	Year ended December 31,
	2015	2014	2013
Average assets under management: (1)
Fundamental equity	$99.5	$94.0	$93.0
Fixed income	39.5	31.3	27.7
Mathematical equity	50.3	49.1	43.3
Money market	1.3	1.4	1.4

Total	$190.6	$175.8	$165.4

(1)
Does not include VelocityShares assets at December 31, 2015 and 2014, as VelocityShares is not the named advisor or subadvisor to its branded products.

Assets and Flows by Investment Discipline

JCG, through its subsidiaries, offers investment products based on a diversified set of investment disciplines. Janus offers growth and core equity, global and international equity as well as balanced, fixed income, ETPs and retail money market investment products. INTECH offers mathematical-based investment products, and Perkins offers value-disciplined investment products. Assets and flows by investment discipline are as follows (in billions):

	Growth / Core (1)	Global / International	Mathematical Equity	Fixed Income (1)	Value	Total Company (Excluding Money Market and ETPs)	ETPs (2)	Money Market	Total Company
December 31, 2015	$64.9	$22.5	$47.6	$44.4	$8.4	$187.8	$3.2	$1.3	$192.3
Sales	13.8	9.3	6.6	16.2	1.8	47.7	12.6	0.7	61.0
Redemptions	(14.2)	(7.0)	(11.0)	(12.9)	(5.2)	(50.3)	(9.3)	(0.7)	(60.3)

Net sales (redemptions)	(0.4)	2.3	(4.4)	3.3	(3.4)	(2.6)	3.3	—	0.7
Market/fund performance	1.4	(0.1)	1.0	(0.4)	(0.4)	1.5	(2.5)	—	(1.0)
Acquisitions (3)	—	—	—	7.1	—	7.1	—	—	7.1

December 31, 2014	$63.9	$20.3	$51.0	$34.4	$12.2	$181.8	$2.4	$1.3	$185.5

Sales	10.6	5.5	6.6	13.7	2.5	38.9	1.1	0.6	40.6
Redemptions	(13.7)	(5.2)	(8.3)	(9.3)	(7.3)	(43.8)	(0.4)	(0.7)	(44.9)

Net sales (redemptions)	(3.1)	0.3	(1.7)	4.4	(4.8)	(4.9)	0.7	(0.1)	(4.3)
Market/fund performance	6.2	0.7	5.1	1.1	1.1	14.2	(0.6)	—	13.6
Acquisitions (2)	—	—	—	—	—	—	2.3	—	2.3

December 31, 2013	$60.8	$19.3	$47.6	$28.9	$15.9	$172.5	$—	$1.4	$173.9

Sales	10.5	3.3	5.2	12.6	3.4	35.0	—	0.6	35.6
Redemptions	(19.2)	(5.6)	(9.9)	(11.7)	(8.3)	(54.7)	—	(0.7)	(55.4)

Net sales (redemptions)	(8.7)	(2.3)	(4.7)	0.9	(4.9)	(19.7)	—	(0.1)	(19.8)
Market/fund performance	15.7	3.7	12.1	1.6	3.8	36.9	—	—	36.9

December 31, 2012	$53.8	$17.9	$40.2	$26.4	$17.0	$155.3	$—	$1.5	$156.8

Notes:

(1)
Growth/Core and Fixed Income disciplines reflect an even split of the Janus Balanced fund between the two categories.

(2)
VelocityShares was acquired in the fourth quarter 2014; prior to that JCG did not offer ETPs.

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

Revenues

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements. Certain mutual funds and separate accounts are also subject to performance fees, which vary based on a product's relative performance as compared to an established benchmark index over a specified period of time and the level of assets subject to such fees. Assets under management primarily consist of domestic and international equity and debt securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG's operating results. The following graph depicts the direct relationship between average assets under management and revenues:

Results of Operations

Revenues

	Year ended December 31,
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
Revenues (in millions):
Investment management fees	$913.7	$849.1	$813.0	7.6%	4.4%
Performance fees	(9.8)	(48.0)	(82.2)	79.6%	41.6%
Shareowner servicing fees and other	172.3	152.1	143.1	13.3%	6.3%

Total revenues	$1,076.2	$953.2	$873.9	12.9%	9.1%

Investment Management Fees

Investment management fees increased $64.6 million from 2014 to 2015 primarily due to an 8.4% increase in average assets under management driven by market appreciation, the addition of $7.1 billion in assets under management related to the Kapstream acquisition, and a reduction in long-term net outflows.

Investment management fees increased $36.1 million from 2013 to 2014 primarily as a result of a 6.3% increase in average assets under management driven by market appreciation in addition to a reduction in long-term net outflows. Revenue increased at a lower rate than average assets primarily due to a product mix shift toward lower yielding products and channels.

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. Performance fee revenue consisted of the following for the years ended December 31, 2015, 2014 and 2013 (in millions):

	December 31,
	2015	2014	2013
Mutual fund performance fees	$(28.8)	$(59.7)	$(87.8)
Separate account performance fees	19.0	11.7	5.6

Total performance fees	$(9.8)	$(48.0)	$(82.2)

Negative mutual fund performance fees are driven by underperformance of certain mutual funds against their respective benchmarks. Fees improved by $30.9 million from 2014 to 2015, and by $28.1 million from 2013 to 2014, primarily as a result of improved investment performance and the roll-off of historical underperformance of certain mutual funds against their respective benchmarks.

Separate account performance fees relate largely to assets managed by INTECH. Separate account performance fees are recognized on a quarterly or annual basis and fluctuate based on changes in individual account performance relative to the respective benchmarks, account terms and assets under management.

Refer to Item 7A — Quantitative and Qualitative Disclosures about Market Risk, for a detailed discussion regarding the calculation of performance fees.

A summary of mutual fund and separate account assets subject to performance fees as of December 31, 2015 and 2014, is as follows (in billions):

	December 31,
	2015	2014
Mutual fund assets	$42.0	$49.0
Separate account assets	$21.5	$17.3

Shareowner Servicing Fees and Other

Shareowner servicing fees and other largely comprises transfer agent fees and revenue on VelocityShares-branded products. Shareowner servicing fees and other increased $20.2 million from 2014 to 2015 due to a full year of VelocityShares revenue included in 2015 and an increase in transfer agent fees due to an increase in average assets under management in 2015.

Operating Expenses

	Year ended December 31,
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
Operating Expenses (in millions):
Employee compensation and benefits	$352.5	$322.8	$292.7	9.2%	10.3%
Long-term incentive compensation	76.8	51.3	63.1	49.7%	(18.7)%
Marketing and advertising	22.0	19.5	20.2	12.8%	(3.5)%
Distribution	141.0	131.0	125.7	7.6%	4.2%
Depreciation and amortization	33.0	25.6	28.7	28.9%	(10.8)%
General, administrative and occupancy	128.6	113.3	104.4	13.5%	8.5%

Total operating expenses	$753.9	$663.5	$634.8	13.6%	4.5%

Employee Compensation and Benefits

Employee compensation and benefits increased $29.7 million from 2014 to 2015 principally due to higher base salaries, higher commissions on increased sales and higher incentive compensation as a result of higher operating income. The company-wide incentive compensation plan is designed to link variable compensation to operating income. Higher incentive compensation on higher operating income contributed to the $30.1 million increase from 2013 to 2014.

JCG is expecting net headcount additions of 15 to 20 employees in 2016, predominately in distribution roles. The expected net increase in headcount will contribute to an increase in employee compensation and benefits in 2016.

Long-Term Incentive Compensation

Long-term incentive compensation increased $25.5 million from 2014 to 2015 primarily due to $20.5 million of expense from new awards granted during 2015. Also contributing to the variance were increases of $12.2 million in senior profits interests awards expense for INTECH and $12.0 million for the reduction of Perkins senior profits interests expense in 2014. These increases were partially offset by decreases of $16.2 million from the vesting of awards granted in previous years and a decrease of $2.4 million due to mark-to-market adjustments for changes in fair value of mutual fund share awards and investments related to deferred compensation plans.

JCG generally grants long-term incentive awards in January or February of each year. The 2016 annual grant totaled $66.2 million and will generally be recognized ratably over a four-year period. Long-term incentive compensation expense for the year ended December 31, 2016, is currently expected to be approximately $70 million to $75 million.

Long-term incentive compensation decreased $11.8 million from 2013 to 2014, primarily due to a decrease of $13.4 million from the vesting of awards granted in previous years, a decrease of $12.6 million in Perkins senior profits interests awards expense, a decrease of $4.2 million due to mark-to-market adjustments for changes in fair value of mutual fund share awards and investments related to deferred compensation plans and a decrease in expense of $2.3 million related to forfeiture rate estimate adjustments. These decreases were partially offset by an increase of $21.2 million of expense from new awards granted during 2014 including $3.4 million of expense related to the INTECH awards granted in October 2014.

Refer to Item 7 — Liquidity and Capital Resources, of this Annual Report on Form 10-K for a detailed discussion of the INTECH long-term incentive awards.

Distribution

Distribution represents fees paid to financial intermediaries for distribution of JCG's investment products. Distribution increased $10.0 million from 2014 to 2015 primarily due to an increase in average assets under management. Distribution fees are calculated based on a contractual percentage of the market value of assets under management distributed through third-party intermediaries.

Depreciation and Amortization

Depreciation and amortization increased $7.4 million from 2014 to 2015 primarily due to increased amortization of deferred commissions driven by higher mutual fund sales on certain share classes, the amortization of intangibles related to the Kapstream acquisition and higher depreciable assets related to property and equipment purchases. Depreciation and amortization decreased $3.1 million from 2013 to 2014 primarily due to the intangible assets associated with INTECH client relationships becoming fully amortized in the first quarter of 2014.

General, Administrative and Occupancy

General, administrative and occupancy increased $15.3 million from 2014 to 2015. JCG recognized $5.2 million and $1.2 million in VelocityShares and Kapstream contingent consideration fair value adjustments, respectively, in 2015, including the monthly accretion of the liability to the future value of the contingent consideration. The Company also recognized $2.1 million in investment bank advisory fees and other deal costs related to the Kapstream acquisition and $2.8 million related to a third quarter 2015 operational error.

Non-Operating Income and Expenses

	Year ended December 31,
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
Non-operating income and expenses (in millions):
Interest expense	$(27.7)	$(33.1)	$(41.1)	(16.3)%	(19.5)%
Investment gains (losses), net	(8.2)	(1.9)	6.5	331.6%	(129.2)%
Loss on early extinguishment of debt	(36.3)	—	(13.5)	n/m	n/m
Other income, net	3.2	3.0	4.5	6.7%	(33.3)%
Income tax provision	(94.0)	(102.3)	(73.3)	(8.1)%	39.6%
Noncontrolling interests	(3.5)	(1.0)	(7.5)	250.0%	(86.7)%

n/m — Not meaningful

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense decreased $5.4 million from 2014 to 2015 primarily due to interest expense savings realized in conjunction with the Company's third quarter 2015 debt restructuring. In July 2015, JCG issued $300.0 million of 2025 Senior Notes. The proceeds from the 2025 Senior Notes and cash on hand were used to redeem the Company's outstanding 2017 Senior Notes in August 2015. JCG recognized a loss on early extinguishment of debt of $36.3 million in the third quarter 2015 as a result of the redemption. The decrease was also driven by the repayment of debt during 2014, including the 6.119% Senior Notes that matured in April 2014 ("2014 Senior Notes"), and the remainder of the 3.250% Convertible Senior Notes that matured in July 2014 ("2014 Convertible Notes").

Interest expense decreased $8.0 million from 2013 to 2014 primarily as a result of the June 2013 exchange of $110.0 million aggregate principal amount of JCG's existing 2014 Convertible Notes for $116.6 million aggregate principal amount of newly issued, 0.750% Convertible Senior Notes due 2018 ("2018 Convertible Notes"). The decrease was also driven by the repayment of the 2014 Senior Notes that matured on April 15, 2014, and the repayment of the remainder of the 2014 Convertible Notes that matured on July 15, 2014.

Investment Gains (Losses), Net

The components of investment gains (losses), net for the years ended December 31, 2015, 2014 and 2013, are as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Seeded investment products	$(11.1)	$8.6	$28.9
Noncontrolling interest in seeded investment products	0.4	(0.6)	3.4
Investments in advised mutual funds	(0.2)	(0.1)	8.5
Index swaps, credit default swaps and futures	2.6	(11.2)	(37.4)
Economic hedge for deferred compensation plans	0.1	1.3	3.0
Other	—	0.1	0.1

Investment gains (losses), net	$(8.2)	$(1.9)	$6.5

Investment gains (losses), net decreased $6.3 million from 2014 to 2015, and $8.4 million from 2013 to 2014, primarily due to the mark-to-market of seeded investment products partially offset by the net investment gains (losses) on the index swaps, credit default swaps and futures.

The index swaps, credit default swaps and futures are part of the Company's seed capital hedging strategy to mitigate a portion of the earnings volatility created by the mark-to-market accounting of seeded investment products. JCG may modify or discontinue this hedging strategy at any time.

Other Income, Net

The components of other income, net for the years ended December 31, 2015, 2014 and 2013, are as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Dividend income	$8.1	$5.6	$3.8
Interest income	0.7	0.6	0.5
Foreign currency gains (losses), net	(5.8)	(3.2)	0.2
Other, net	0.2	—	—

Total other income, net	$3.2	$3.0	$4.5

Dividend income relates to dividends received from certain seeded investment products. Foreign currency losses of $5.8 million for the year ended December 31, 2015, relate largely to foreign currency losses on Australian dollars that were held in advance of the Kapstream acquisition and were subject to mark-to-market adjustments during the second quarter 2015.

Income Tax Provision

JCG's effective tax rate was 37.1%, 39.7% and 37.5% for the years ended December 31, 2015, 2014 and 2013, respectively. JCG's income tax provision for the years ended December 31, 2015, 2014 and 2013, includes the following (in millions):

	Year ended December 31,
	2015	2014	2013
Reversal of income tax contingency reserves as a result of the expiration of statutes of limitations and audit settlements	$0.9	$1.0	$1.3
Tax benefit from the reversal of income tax contingency reserves	$0.5	$0.6	$0.8
Tax expense related to the expiration and vesting of certain equity-based compensation awards	$—	$7.8	$5.0

As of January 1, 2016, the Company's statutory tax rate changed from 37.25% to 37.40% as a result of changes to certain state tax rates.

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

Short-Term Liquidity and Capital Resources

The following table summarizes key balance sheet data relating to JCG's liquidity and capital resources as of December 31, 2015 and 2014 (in millions):

	December 31,
	2015	2014
Cash and cash equivalents:
Cash and cash equivalents held domestically	$283.5	$392.3
Cash and cash equivalents held outside the U.S. (1)	79.7	60.2
Cash and cash equivalents held by consolidated seeded investment products (2)	1.2	—

Total cash and cash equivalents	$364.4	$452.5

Accounts receivable	$137.8	$130.9
Investment securities:
Seeded investment products (3)	$306.6	$326.6
Investments in advised mutual funds and the economic hedging of deferred compensation plans	20.5	17.4

Total investment securities	$327.1	$344.0

Long-term debt (including current portion)	$406.1	$450.5
(1)
As of December 31, 2015 and 2014, cash held outside of the U.S. may not be entirely available for general corporate purposes due to approximately $28 million and

  $24 million of capital requirements associated with foreign subsidiaries of JCG, respectively.

(2)
Cash and cash equivalents held by consolidated seeded investment products are not available for general corporate purposes.

(3)
Includes noncontrolling interests in consolidated seeded investment products of $13.8 million and $41.0 million, respectively.

Cash and cash equivalents consist primarily of cash on hand and short-term investments with an initial maturity of three months or less when purchased, including investments in money market funds. JCG believes that existing cash and cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, dividend payments, income tax payments, common share repurchases and interest payments on outstanding debt. JCG may use available cash for general corporate purposes, investments and acquisitions. In addition, JCG may repurchase its outstanding debt securities in open market transactions, privately negotiated transactions, exchanges, tender offers or otherwise. Any repurchase of outstanding debt securities and common stock will depend on prevailing market conditions, JCG's liquidity requirements, contractual and legal restrictions, and other factors.

Common Stock Repurchases

As part of its capital and liquidity management, JCG maintains a share repurchase program to offset dilution resulting from stock-based compensation and to return capital to shareholders. Share repurchases as part of publicly announced programs during the years ended December 31, 2015 and 2014, were as follows:

	Year ended December 31,
	2015	2014
Total cost (in millions)	$ 74.8	$ 84.4
Shares repurchased	4,796,788	6,755,292
Average price per share	$ 15.59	$ 12.49

The share repurchase program is conducted within the parameters of Rule 10b5-1 under the Exchange Act.

As of December 31, 2015, approximately $313 million is available for share repurchases under the current authorization.

Dividends

Dividends paid during the year ended December 31, 2015, are summarized as follows:

Dividend per share	Date declared	Dividends paid (in millions)	Date paid
$0.08	January 15	$15.0	February 27
$0.09	April 16	$16.8	May 22
$0.09	July 16	$16.8	August 21
$0.09	October 15	$16.6	November 20

On April 16, 2015, JCG's Board of Directors approved an increase of $0.01 per share, or 13%, in the Company's regular quarterly dividend. The approved quarterly rate of $0.09 per share represents an expected annualized dividend rate of $0.36 per share of common stock.

On January 19, 2016, JCG's Board of Directors declared a regular quarterly cash dividend of $0.09 per share, which will be paid on February 25, 2016, to stockholders of record at the close of business on February 12, 2016.

The payment of cash dividends is within the discretion of JCG's Board of Directors and depends on many factors, including, but not limited to, JCG's results of operations, financial condition, capital requirements, restrictions imposed by financing agreements, general business conditions and legal requirements.

Long-Term Liquidity and Capital Resources

The following table presents contractual obligations and associated maturities at December 31, 2015 (in millions):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt	$—	$158.6	$—	$300.0
Interest payments	16.2	32.2	29.2	73.1
Capital leases	1.5	2.5	1.6	—
Operating leases	17.2	31.0	22.3	42.6

Total	$34.9	$224.3	$53.1	$415.7

Debt maturing in 1 to 3 years represents the fair value of the 2018 Convertible Notes as of December 31, 2015. The information presented above does not include commitments for capital expenditures in the normal course of business. JCG expects to fund its long-term commitments using existing cash, cash generated from operations, refinancing debt or accessing capital and credit markets as necessary.

2018 Convertible Notes

The 2018 Convertible Notes will mature on July 15, 2018, unless earlier converted or repurchased. Holders of the 2018 Convertible Notes may convert the notes early if the last reported sale price of JCG's common stock is greater than or equal to $14.09 per share of common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. As of January 1, 2016, the 2018 Convertible Notes meet the criteria for early conversion. See Part II, Item 8 Financial Statements and Supplementary Data, Note 8 — Debt, of this Annual Report on Form 10-K for a further discussion of the 2018 Convertible Notes and the associated convertible note hedge and warrants.

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

On November 18, 2013, Perkins granted additional senior profits interests awards, which fully vest on December 31, 2018, and are entitled to a total of 10% of Perkins' annual taxable income. The entitlement to a percentage of Perkins' annual taxable income over the vesting period is tiered and starts at 2% in 2015 and increases 2% each year thereafter until reaching 10% after fully vesting on December 31, 2018. In addition, these awards have a formula-driven terminal value based on Perkins' revenue. JCG can call and terminate any or all of the awards on December 31, 2018, and each year thereafter. Holders of such interests can require JCG to purchase the interests in exchange for the then-applicable formula price on December 31, 2018. The senior profits interests awards are also subject to termination at premiums or discounts to the formula at the option of JCG or certain employees, as applicable, upon certain corporate or employment-related events affecting Perkins or certain employees. As of December 31, 2015, the formula-driven value was nil and there was no liability on JCG's Consolidated Balance Sheets associated with the Perkins senior profits interests awards granted in 2013.

INTECH Long-Term Incentive Awards

In October 2014, INTECH granted long-term incentive awards to retain and incentivize employees. The awards consist of appreciation rights, profits interests and phantom interests and were designed to give recipients an equity-like stake in INTECH. The profits interests and phantom interests awards entitles recipients to 9.1% of INTECH's pre-incentive profits and replaced a portion of the prior discretionary bonus pool. In July 2015 and October 2015, additional phantom interests were granted to certain employees. As of December 31, 2015, total profits interests and phantom interests awarded entitles recipients to 9.2% of INTECH's pre-incentive profits.

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

INTECH profits interests and phantom interests entitle holders to periodic distributions of a portion of INTECH operating income. Distributions are made during employment and, for profits interests, post-employment for up to 10 years. Phantom interests are entitled to a one-time distribution at termination of employment. Compensation expense for post-employment distributions is based upon the present value of expected future distributions and is being recognized pro rata over the 10-year vesting schedule for profits interests and five years for phantom interests. The present value of these payments was determined using a 2% discount rate, which represented the interest rate on a 20-year U.S. Treasury note. As of December 31, 2015, the total undiscounted estimated post-employment payments for profits interests and phantom interests is $54.1 million (the majority will not be paid until 10 to 20 years after the grant date). The estimated post-employment payments will be evaluated and adjusted quarterly, as necessary, with changes recorded in results of operations.

Contingent Consideration

Contingent consideration was a component of the purchase price of both Kapstream and VelocityShares.

The Kapstream contingent consideration is payable in Australian dollars at 18 months and 36 months after the acquisition date if certain Kapstream assets under management reach defined targets. The total maximum payment over the entire contingent consideration period is $9.1 million as of December 31, 2015. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting certain Kapstream assets under management over the contingency period and determining whether the forecasted amounts meet the defined targets. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream assets under management.

The VelocityShares contingent consideration is payable on the first, second, third and fourth anniversaries of the acquisition, in amounts up to $10.0 million each for the first and second anniversaries, and $8.0 million each for the third and fourth anniversaries. The total maximum payment over the entire contingent consideration period is $36.0 million. In November 2015, VelocityShares reached the defined net revenue target and the Company paid the first contingent consideration amount of $10.0 million, which represents the maximum amount for the first anniversary. As of December 31, 2015, the Company expects to pay an additional $17.6 million in total contingent consideration.

INTECH Noncontrolling Interests

INTECH ownership interests held by a founding member had an estimated fair value of $5.2 million and $5.9 million as of December 31, 2015 and 2014, respectively, representing approximately 1.0% aggregate ownership of INTECH for both periods. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase his ownership interest of INTECH at fair value.

Other Sources of Liquidity

Long-Term Incentive Stock Plans

On May 10, 2005, JCG shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan"), which allowed the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. Subsequent to the annual grant in January 2016, 3.3 million shares of stock options and less than 0.1 million shares of restricted stock are available to be granted under the 2005 Plan.

On April 29, 2010, JCG shareholders approved the 2010 Long-Term Incentive Stock Plan ("2010 Plan"), which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock. On April 26, 2012, JCG shareholders approved an amendment to the 2010 Plan to increase the number of shares available to grant by 9.0 million shares for a total of 13.4 million shares of equity-based awards available to grant under the 2010 Plan. On April 24, 2015, JCG shareholders approved an amendment to the 2010 Plan to increase the number of shares available to grant by 11.0 million shares for a total of 24.4 million shares of equity-based awards available to grant under the 2010 Plan. Subsequent to the annual grant in January 2016, approximately 7.8 million shares of equity-based awards are available to be granted under the 2010 Plan.

JCG also has an Employment Inducement Award Plan ("EIA Plan") with 0.8 million shares of equity-based awards available to be granted as of December 31, 2015. The EIA Plan is not a shareholder-approved plan.

Off-Balance Sheet Arrangements

Other than certain lease agreements, JCG is not party to any off-balance sheet arrangements that may provide, or require the Company to provide, financing, liquidity, market or credit risk support that is not reflected in JCG's consolidated financial statements. Refer to the preceding contractual obligation table for future obligations associated with operating leases.

Credit Facility

At December 31, 2015, JCG had a $200 million, unsecured, revolving credit facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the London Interbank Offered Rate ("LIBOR") plus a spread, which is based on JCG's credit rating. JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG's credit rating. The Credit Facility has a maturity date of November 23, 2018.

The Credit Facility contains financial covenants with respect to leverage and interest coverage. The financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At December 31, 2015, JCG's financing leverage ratio was 0.98x and the interest coverage ratio was 16.86x. JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at December 31, 2015, or during the year ended December 31, 2015.

Cash Flows

A summary of cash flow data for the years ended December 31, 2015, 2014 and 2013, is as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Cash flows provided by (used for):
Operating activities	$274.4	$218.4	$224.1
Investing activities	(150.7)	67.5	(235.3)
Financing activities	(207.2)	(177.4)	(29.7)
Effect of exchange rate changes on cash and cash equivalents	(4.6)	(0.5)	(1.6)

Net change in cash and cash equivalents	(88.1)	108.0	(42.5)
Cash balance at beginning of period	452.5	344.5	387.0

Cash balance at end of period	$364.4	$452.5	$344.5

Certain prior period amounts have been revised to conform to current period presentation. Cash flows related to consolidated seeded investment products are now presented on a gross basis, within the "Purchases of securities by consolidated seeded investment products, net of sales" and "Third-party investments in consolidated seeded investment products, net of redemptions" captions on JCG's Consolidated Statements of Cash Flows. See Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 — Summary of Significant Accounting Policies for further information.

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. Over the 2013 to 2015 time period, changes in other current assets, accounts payable and accrued compensation payable have had the biggest impact on operating cash flows.

Investing Activities

Cash provided by (used for) investing activities for the years ended December 31, 2015, 2014 and 2013, is as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Acquisition of Kapstream, net of cash acquired of $7.3 million	$(81.4)	$—	$—
Acquisition of VelocityShares, net of cash acquired of $4.3 million	—	(28.4)	—
Purchase of property and equipment	(13.7)	(11.4)	(7.6)
Purchases and settlements of investment securities:
Seeded investment products	(77.6)	(144.1)	(118.6)
Investments related to deferred compensation plans	(0.5)	(0.1)	(0.2)
Debt securities	—	—	(102.7)
Seed capital derivative instruments	(12.9)	(24.4)	(70.2)

Total purchases and settlements of investment securities	(91.0)	(168.6)	(291.7)
Proceeds from sales, settlements and maturities of investment securities:
Seeded investment products	52.4	178.5	73.8
Investments related to deferred compensation plans	1.1	44.4	52.3
Debt securities	—	100.0	—
Seed capital derivative instruments	14.1	13.9	31.5

Total proceeds from sales, settlements and maturities of investment securities	67.6	336.8	157.6
Purchase of securities by consolidated seeded investment products, net of sales	(32.2)	(60.9)	(93.6)

Cash provided by (used for) investing activities	$(150.7)	$67.5	$(235.3)

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

Financing Activities

Cash used for financing activities for the years ended December 31, 2015, 2014 and 2013, is as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Repayment of long-term debt	$(380.3)	$(98.9)	$(8.9)
Proceeds from the issuance of debt	297.1	—	—
Proceeds from the issuance of stock warrants	—	—	10.5
Purchase of convertible note hedge	—	—	(16.1)
Contingent consideration	(8.6)	—	—
Third-party investments in consolidated seeded investment products, net of redemptions	32.2	60.9	93.6
Proceeds from stock option exercises and employee stock purchases	11.0	8.4	8.0
Purchase of noncontrolling interests	(0.4)	(1.5)	(34.1)
Repurchase of common stock	(91.8)	(87.2)	(33.4)
Dividends paid to JCG shareholders	(65.2)	(58.4)	(39.8)
Other financing activities	(1.2)	(0.7)	(9.5)

Cash used for financing activities	$(207.2)	$(177.4)	$(29.7)

In July 2015, JCG issued $300.0 million of 2025 Senior Notes, which pay interest at 4.875% semiannually on February 1 and August 1 of each year and mature on August 1, 2025. JCG incurred $2.6 million of debt issuance costs associated with the issuance of the notes that were recorded in other non-current assets on JCG's Consolidated Balance Sheets and will be amortized to interest expense over the 10-year term of the notes. The 2025 Senior Notes include an unamortized discount of $2.8 million at December 31, 2015, which will also be amortized over the 10-year term of the notes. The proceeds from the 2025 Senior Notes and cash on hand were used to fully redeem the 2017 Senior Notes.

Money Market Funds Advised by JCG

JCG advises money market funds that seek to provide capital preservation and liquidity, with current income as a secondary objective. JCG attempts to limit the money market funds' exposure to losses by investing in high-quality securities with short-term durations that present minimal credit risk. Adverse events or circumstances related to individual securities or the market in which the securities trade may cause other-than-temporary declines in value. JCG continuously evaluates the securities held by the money market funds to determine if any holdings are distressed or may become distressed in the near future. In such circumstances, JCG would consider whether taking any action, including, but not limited to, a potential election by JCG to provide support to the money market funds that could result in additional impairments and financial losses for the Company, would be appropriate. Under certain situations, JCG may elect to support one or more of the money market funds to enable them to maintain a net asset value equal to $1 through a variety of means, including but not limited to, purchasing securities held by the money market funds, reimbursing for any losses incurred or providing a letter of credit. However, JCG is not contractually or legally obligated to provide support, and has not provided support, to the money market funds. JCG's money market assets of $1.3 billion at December 31, 2015, have remained relatively stable over the past few years.

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

JCG continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, information from third-party professionals, as appropriate, and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. JCG's critical accounting policies and estimates include investment securities, goodwill and intangible assets, post-employment benefits, equity compensation and income taxes.

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

For equity securities, JCG evaluates the securities in an unrealized loss position in the available-for-sale portfolio for other-than-temporary impairment on the basis of the duration of the decline in value of the security and severity of that decline as well as JCG's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other-than-temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. There were no other-than-temporary impairments of investment securities for the years ended December 31, 2015, 2014 and 2013.

Accounting for Goodwill and Intangible Assets

Goodwill and intangible assets constitute $2.0 billion, or approximately 68%, of total assets at December 31, 2015. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. JCG separately tests goodwill and indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

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

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies and is not amortized. Goodwill is tested for impairment by comparing the fair value of the reporting unit associated with the goodwill to the reporting unit's recorded value. If the fair value of the reporting unit is less than its recorded value, a process similar to a purchase price allocation is undertaken to determine the amount, if any, of the goodwill impairment. All assets, including previously unrecognized intangible assets and liabilities, are allocated based on their respective fair values and any unallocated value is assigned to goodwill. Because the allocation of fair value may include intangible assets not previously recognized, the amount of the goodwill impairment charge may significantly exceed the difference between the fair value of the reporting unit and its recorded value. For purposes of testing goodwill for impairment, JCG's single operating segment, its investment management business, also represents its single reporting unit.

Indefinite-lived intangible assets primarily represent brand name and trademark and investment management agreements. The assignment of indefinite lives to brand name and trademark and investment management agreements is based on the assumption that they are expected to generate cash flows over an indefinite period. Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the assets to their recorded values.

To complete the tests for potential impairment of goodwill and indefinite-lived intangible assets, JCG uses a discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. In projecting future earnings, JCG considers equity and fixed income market performance, performance compared to peers, significant changes in the underlying business and products, material and ongoing industry or economic trends, and other factors that may influence future earnings. Changes in the assumptions underlying the discounted cash flow analyses could materially affect JCG's impairment conclusion. Due to the significance of the goodwill and identified indefinite-lived intangible assets to JCG's Consolidated Balance Sheets, any impairment charge could have a material adverse effect on the Company's consolidated financial condition and results of operations.

The October 2015, 2014 and 2013 tests of goodwill and indefinite-lived intangible assets indicated that estimated fair values substantially exceeded their respective carrying values, and as such, no impairment charges were recognized. The impairment tests included certain underlying key assumptions regarding future overall market trends and Company operating performance. If actual future market results and Company operating performance vary significantly and unfavorably to those included in the Company's financial forecast, the Company may be subject to impairment charges related to its goodwill and indefinite-lived intangible assets.

Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives using the straight-line method. The estimated lives of client relationships vary and range from 10 years to 17 years. Definite-lived intangible assets are tested only when there are indications of impairment. To complete the tests for potential impairment of definite-lived intangible assets, JCG uses a two-step process. The first step compares the fair value of the asset, based on undiscounted cash flows, to the recorded value of the asset. If the recorded value of the asset exceeds the fair value, a second step must be performed. The second step compares the fair value of the asset, based on discounted cash flows, to the carrying value of the asset. No impairment charges were recognized during the years ended December 31, 2015, 2014 and 2013.

Post-Employment Benefits

In October 2014, INTECH granted long-term incentive awards to retain and incentivize employees. The awards consisted of appreciation rights, profits interests and phantom interests and were designed to give recipients an equity-like stake in INTECH. Profits interests and phantom interests entitle holders to periodic distributions of a portion of INTECH operating income. Distributions are made during employment and, for profits interests, post-employment for up to 10 years. Phantom interests are entitled to a one-time distribution at termination of employment. Compensation expense for post-employment distributions is based upon the present value of expected future distributions and is recognized pro rata over the 10-year vesting schedule for profits interests and five years for phantom interests. The present value of these payments was determined using a 2% discount rate, which represents the interest rate on a 20-year U.S. Treasury note. As of December 31, 2015, the total undiscounted estimated post-employment payments for profits interests and phantom interests is $54.1 million (the majority will not be paid until 10 to 20 years after the grant date). The estimated post-employment payments are evaluated and adjusted quarterly, as necessary, with changes recorded in results of operations.

Equity Compensation

JCG uses the Black-Scholes option pricing model to estimate the fair value of the INTECH appreciation rights. The assumptions used in the Black-Scholes option pricing model include dividend yield, expected volatility, risk-free interest rate and expected life. The dividend yield and expected volatility were determined using historical data from publicly traded peers. The risk-free interest rate is based on the 10-year U.S. Treasury note at the time of the grant. The expected life of the appreciation rights was estimated based upon the assumption that recipients terminate upon vesting and exercise 20% of their rights each year over the following five years. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12 — Long-Term Incentive Compensation, of this Annual Report on Form 10-K for more information regarding the INTECH appreciation rights.

JCG granted price-vesting units to its Chief Executive Officer on December 31, 2015, 2014 and 2013. There are performance and service conditions associated with the vesting of the price-vesting units. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12 — Long-Term Incentive Compensation, of this Annual Report on Form 10-K for more information regarding the price-vesting units.

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

Valuation Allowance

JCG has not recorded a valuation allowance on its deferred tax assets of $60.3 million as of December 31, 2015, based on management's belief that future income will more likely than not be sufficient to realize the benefit of the Company's deferred tax assets over time. In the event that actual results differ from these estimates, or if JCG's historical trend of positive income changes,

JCG may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Income Tax Contingencies

At December 31, 2015, JCG had an accrued liability of $5.4 million related to tax contingencies for issues that may be raised by various taxing authorities. JCG decreased its income tax contingency reserves in 2015 by $0.9 million as a result of the expiration of statutes of limitations and audit settlements, creating a net tax benefit of $0.5 million. At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed or tax contingencies recorded in prior years may be reversed.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, Note 3 — Recent Accounting Pronouncements, of this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information, together with information included in other parts of this Management's Discussion and Analysis of Financial Condition and Results of Operations, describes the key aspects of certain financial instruments that have market risk to JCG.

Investment Management Fees

Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on JCG's operating results. In addition, fluctuations in interest rates may affect the value of assets under management in fixed income investment products. Although fluctuations in the financial markets have a direct effect on JCG's operating results, assets under management may overperform or underperform the financial markets. As such, quantifying the impact of the correlation between assets under management and JCG's operating results may be misleading. However, the graph in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Revenues, presents the historical relationship between revenues and average assets under management.

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. As a result, JCG's revenues are subject to volatility beyond market-based fluctuations discussed in the investment management fees section above.

Separate account performance fees are specified in certain client contracts and are based on investment performance as compared to an established benchmark index over a specified period of time. Performance fees are recognized at the end of the contractual period if the stated performance criteria are achieved. JCG recognized separate account performance fees of $19.0 million, $11.7 million and $5.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, $21.5 billion and $17.3 billion of assets under management were subject to separate account performance fees, respectively.

The investment management fee paid by each mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment as determined by the relative investment performance of the fund compared to a specified benchmark index. The performance fee adjustment is up to a positive or negative 15 basis points, calculated using each fund's daily net average assets over the measurement period. The measurement period begins as a trailing period ranging from 12 to 18 months, and each subsequent month is added to each successive measurement period until a 36-month period is achieved. At that point, the measurement period becomes a rolling 36-month period. JCG recognized mutual fund performance fees of negative $28.8 million, negative $59.7 million and negative $87.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, $42.0 billion and $49.0 billion of assets under management were subject to mutual fund performance fees, respectively. The addition of performance fees to all funds without such fees is subject to the approval of both a majority of the shareholders of the Funds and the Funds' Independent Board of Trustees.

Investment Securities

At December 31, 2015, JCG was exposed to equity market price risk as a result of investment securities on its Consolidated Balance Sheets that invest primarily in equity securities. The following is a summary of the effect that a hypothetical 10% increase or decrease in equity prices would have on JCG's investment securities subject to equity price fluctuations as of December 31, 2015 (in millions):

	Fair value	Fair value assuming a 10% increase	Fair value assuming a 10% decrease
Investment securities:
Trading:
Seeded investment products	$104.2	$114.6	$93.8
Investments related to deferred compensation plans	11.1	12.2	10.0
Investments in advised mutual funds	4.2	4.6	3.8
Available-for-sale:
Seeded investment products	11.4	12.5	10.3

Total investment securities	$130.9	$143.9	$117.9

At December 31, 2015, JCG was exposed to interest rate risk and credit spread risk as a result of investment securities on its Consolidated Balance Sheets that invest primarily in debt securities. The following is a summary of JCG's fixed income securities and the effect that a hypothetical 100 basis point increase and decrease in interest rates would have on the fair value as of December 31, 2015 (in millions):

	Fair value	Fair value assuming a 100 basis point increase in interest rates	Fair value assuming a 100 basis point decrease in interest rates
Investment securities:
Trading:
Seeded investment products	$131.4	$125.4	$138.2
Investments related to deferred compensation plans	5.2	5.0	5.5
Available-for-sale:
Seeded investment products	59.6	58.1	61.1

Total investment securities	$196.2	$188.5	$204.8

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of certain of its seed investments. Fluctuations in equity markets, debt markets, commodity markets and foreign currency markets are hedged by using index swaps, credit default swaps, futures contracts and forward contracts.

JCG was party to the following derivative instruments as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Number of contracts	Notional value (in millions)	Fair value (in millions)	Number of contracts	Notional value (in millions)	Fair value (in millions)
Index swaps	6	$34.4	$(0.1)	4	$56.8	$0.3
Futures	38	$91.7	$0.2	6	$74.9	$(1.2)
Credit default swaps	2	$66.5	$(0.5)	—	$—	$—
Foreign currency forward contracts	—	$—	$—	7	$3.6	$—

JCG reassessed its hedging strategy related to foreign currency exposure on certain seeded investments during the third quarter 2015 and consequently exited its foreign currency forward positions. JCG was not party to any foreign currency derivatives as of December 31, 2015.

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the index swaps, index and commodity futures, and credit default swaps are recognized in investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income while changes in the fair value of the foreign currency forward contracts are recognized in other income, net on JCG's Consolidated Statements of Comprehensive Income.

Mutual Fund Share Awards

During 2015, 2014 and 2013, JCG granted $23.2 million, $22.7 million and $38.1 million, respectively, in compensation-related awards that are indexed to certain mutual funds managed by the Company. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the awards were indexed, subject to tax withholding. Mark-to-market adjustments on mutual fund share awards create volatility within long-term incentive compensation expense on JCG's Consolidated Statements of Comprehensive Income. The level of volatility depends upon the amount of mutual fund share awards and the market and investment performance of products to which the awards are indexed.

Deferred Compensation

JCG maintains deferred compensation plans for certain highly compensated employees and members of its Board of Directors. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by the Company. The Company makes no contributions to the plan. To protect against market variability of the liability, the Company creates an economic hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Such investments remain assets of JCG. Changes in market value of the liability to participants are recognized as compensation in JCG's Consolidated Statements of Comprehensive Income, and changes in the market value of the economic hedge are recognized as investment gains (losses), net in JCG's Consolidated Statements of Comprehensive Income. At December 31, 2015 and 2014, investments related to deferred compensation plans totaled $16.3 million and $13.0 million, respectively.

Foreign Currency Exchange Sensitivity

JCG has international subsidiaries that conduct business in foreign countries. With respect to these operations, matters arise as to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The exposure to foreign currency fluctuations is not material as the majority of the revenue earned and associated expenses incurred by international subsidiaries are denominated in U.S. dollars. However, the acquisition of Kapstream in July 2015, added additional foreign currency exchange exposure as its revenue and expenses are translated from Australian dollars to U.S. dollars. The exposure to foreign currency fluctuations may increase in the future as JCG continues to grow its international business and launch new products denominated in currencies other than the U.S. dollar.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	45
Management Report on Internal Control Over Financial Reporting	47
Consolidated Balance Sheets as of December 31, 2015 and 2014	48
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013	49
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	50
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2015, 2014 and 2013	51
Notes to Consolidated Financial Statements	52
Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.
Denver, CO

We have audited the accompanying consolidated balance sheets of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, CO
February 24, 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Janus Capital Group Inc.
Denver, CO

We have audited the internal control over financial reporting of Janus Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31, 2015, of the Company, and our report dated February 24, 2016, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, CO
February 24, 2016

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

JCG management has assessed the effectiveness of JCG's internal controls over financial reporting as of December 31, 2015. In making this assessment, JCG management used the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on the assessment using those criteria, JCG management believes that as of December 31, 2015, internal control over financial reporting is effective.

JCG's independent registered public accounting firm audited the financial statements included in the Annual Report on Form 10-K and has issued an audit report on management's assessment of JCG's internal control over financial reporting. This report appears on page 46 of this Annual Report on Form 10-K.

February 24, 2016

JANUS CAPITAL GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Share Data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$364.4	$452.5
Investment securities	327.1	344.0
Accounts receivable	137.8	130.9
Other current assets	41.4	59.8

Total current assets	870.7	987.2
Other assets:
Property and equipment, net	38.7	31.1
Intangible assets, net	1,352.5	1,257.4
Goodwill	602.8	509.7
Other non-current assets	6.8	7.8

Total assets	$2,871.5	$2,793.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6.9	$8.8
Accrued compensation and benefits	145.3	142.8
Current portion of long-term debt	108.9	—
Other accrued liabilities	74.2	78.0

Total current liabilities	335.3	229.6
Other liabilities:
Long-term debt	297.2	450.5
Deferred income taxes, net	498.9	478.4
Other non-current liabilities	46.2	41.2

Total liabilities	1,177.6	1,199.7
Commitments and contingencies (See Note 16)
Redeemable noncontrolling interests	21.8	5.4

Equity:
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 183,660,673 and 185,153,490 shares outstanding, respectively)	1.8	1.9
Retained earnings	1,589.8	1,540.3
Accumulated other comprehensive loss, net of tax	(8.9)	(1.4)

Total JCG shareholders' equity	1,582.7	1,540.8
Noncontrolling interests	89.4	47.3

Total equity	1,672.1	1,588.1

Total liabilities, redeemable noncontrolling interests and equity	$2,871.5	$2,793.2

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions, Except per Share Data)

	Year ended December 31,
	2015	2014	2013
Revenues:
Investment management fees	$913.7	$849.1	$813.0
Performance fees	(9.8)	(48.0)	(82.2)
Shareowner servicing fees and other	172.3	152.1	143.1

Total revenue	1,076.2	953.2	873.9

Operating expenses:
Employee compensation and benefits	352.5	322.8	292.7
Long-term incentive compensation	76.8	51.3	63.1
Marketing and advertising	22.0	19.5	20.2
Distribution	141.0	131.0	125.7
Depreciation and amortization	33.0	25.6	28.7
General, administrative and occupancy	128.6	113.3	104.4

Total operating expenses	753.9	663.5	634.8

Operating income	322.3	289.7	239.1
Interest expense	(27.7)	(33.1)	(41.1)
Investment gains (losses), net	(8.2)	(1.9)	6.5
Other income, net	3.2	3.0	4.5
Loss on early extinguishment of debt	(36.3)	—	(13.5)

Income before taxes	253.3	257.7	195.5
Income tax provision	(94.0)	(102.3)	(73.3)

Net income	159.3	155.4	122.2
Noncontrolling interests	(3.5)	(1.0)	(7.5)

Net income attributable to JCG	$155.8	$154.4	$114.7

Earnings per share attributable to JCG common shareholders:
Basic	$0.84	$0.82	$0.62
Diluted	$0.80	$0.81	$0.62
Other comprehensive loss, net of tax:
Net unrealized gain (loss) on available-for-sale securities	$(2.2)	$1.9	$0.1
Foreign currency loss	(4.3)	—	—
Reclassifications for items included in net income	(1.0)	(2.2)	(1.8)

Total other comprehensive loss, net of tax	(7.5)	(0.3)	(1.7)

Comprehensive income	151.8	155.1	120.5
Comprehensive income attributable to noncontrolling interests	(3.5)	(1.0)	(7.5)

Comprehensive income attributable to JCG	$148.3	$154.1	$113.0

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Year ended December 31,
	2015	2014	2013
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$159.3	$155.4	$122.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.0	25.6	28.7
Deferred income taxes	23.9	20.1	2.1
Amortization of stock-based compensation	52.2	19.8	25.0
Investment (gains) losses, net	8.2	1.9	(6.5)
Amortization of debt discounts, premiums and deferred issuance costs	4.3	8.1	10.9
Loss on extinguishment of debt	36.3	—	13.5
Payment of deferred commissions, net	(11.4)	(7.2)	(4.4)
Other, net	5.2	0.5	(0.6)
Changes in working capital items:
Accounts receivable	(2.5)	(20.8)	(7.9)
Other current assets	(25.4)	(13.0)	21.5
Accounts payable and accrued compensation payable	(13.1)	38.4	23.2
Other current and non-current liabilities	4.4	(10.4)	(3.6)

Net operating activities	274.4	218.4	224.1

Investing activities:
Acquisitions, net of cash acquired of $7.3 million, $4.3 million and nil, respectively	(81.4)	(28.4)	—
Purchase of property and equipment	(13.7)	(11.4)	(7.6)
Purchases and settlements of investment securities	(91.0)	(168.6)	(291.7)
Proceeds from sales, settlements and maturities of investment securities	67.6	336.8	157.6
Purchases of securities by consolidated seeded investment products, net of sales (See Note 2)	(32.2)	(60.9)	(93.6)

Net investing activities	(150.7)	67.5	(235.3)

Financing activities:
Repayment of long-term debt	(380.3)	(98.9)	(8.9)
Proceeds from issuance of debt	297.1	—	—
Proceeds from issuance of stock warrants	—	—	10.5
Purchase of convertible note hedge	—	—	(16.1)
Debt issuance costs	(2.6)	—	(4.8)
Purchase of noncontrolling interests	(0.4)	(1.5)	(34.1)
Distributions to noncontrolling interests	(6.7)	(1.6)	(5.9)
Contingent consideration	(8.6)	—	—
Third-party investments in consolidated seeded investment products, net of redemptions (See Note 2)	32.2	60.9	93.6
Proceeds from stock option exercises and employee stock purchases	11.0	8.4	8.0
Excess tax benefit from equity-based compensation	9.1	2.1	2.3
Principal payments under capital lease obligations	(1.0)	(1.2)	(1.1)
Repurchase of common stock	(91.8)	(87.2)	(33.4)
Dividends paid to JCG shareholders	(65.2)	(58.4)	(39.8)

Net financing activities	(207.2)	(177.4)	(29.7)

Cash and cash equivalents:
Effect of foreign exchange rate changes	(4.6)	(0.5)	(1.6)

Net change	(88.1)	108.0	(42.5)
At beginning of year	452.5	344.5	387.0

At end of year	$364.4	$452.5	$344.5

Supplemental cash flow information:
Cash paid for interest	$17.2	$27.2	$31.0
Cash paid for income taxes, net of refunds	$90.4	$89.7	$51.5

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in Millions)

	Shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Nonredeemable noncontrolling interests	Total equity
Balance at December 31, 2012	187.5	$1.9	$1,415.4	$0.6	$17.2	$1,435.1
Net income	—	—	114.7	—	1.1	115.8
Other comprehensive loss	—	—	—	(1.7)	—	(1.7)
Amortization of stock-based compensation	—	—	22.2	—	2.1	24.3
Issuance and forfeitures of restricted stock awards, net	3.2	—	—	—	—	—
Stock option exercises and employee stock purchases	1.4	—	8.0	—	—	8.0
Convertible senior notes issuance	—	—	14.7	—	—	14.7
Extinguishment of convertible senior notes	—	—	(2.0)	—	—	(2.0)
Convertible senior note hedge issuance	—	—	(16.1)	—	—	(16.1)
Stock warrants issuance	—	—	10.5	—	—	10.5
Changes in noncontrolling interests in consolidated investment products	—	—	—	—	(3.6)	(3.6)
Distributions to noncontrolling interests	—	—	—	—	(1.6)	(1.6)
Change in fair value of redeemable noncontrolling interests	—	—	1.8	—	—	1.8
Vesting of nonredeemable noncontrolling interests	—	—	—	—	(1.2)	(1.2)
Purchase of noncontrolling interests	—	—	—	—	(0.3)	(0.3)
Repurchase of common stock	(3.5)	—	(33.4)	—	—	(33.4)
Dividends paid to JCG shareholders	—	—	(39.8)	—	—	(39.8)

Balance at December 31, 2013	188.6	1.9	1,496.0	(1.1)	13.7	1,510.5
Net income	—	—	154.4	—	1.1	155.5
Other comprehensive loss	—	—	—	(0.3)	—	(0.3)
Amortization of stock-based compensation	—	—	25.9	—	1.6	27.5
Issuance and forfeitures of restricted stock awards, net	2.7	—	—	—	—	—
Stock option exercises and employee stock purchases	0.9	—	8.4	—	—	8.4
Changes in noncontrolling interests in consolidated investment products	—	—	—	—	32.2	32.2
Distributions to noncontrolling interests	—	—	—	—	(1.0)	(1.0)
Change in fair value of redeemable noncontrolling interests	—	—	1.2	—	—	1.2
Vesting of nonredeemable noncontrolling interests	—	—	—	—	0.6	0.6
Purchase of noncontrolling interests	—	—	—	—	(0.9)	(0.9)
Repurchase of common stock	(7.0)	—	(87.2)	—	—	(87.2)
Dividends paid to JCG shareholders	—	—	(58.4)	—	—	(58.4)

Balance at December 31, 2014	185.2	1.9	1,540.3	(1.4)	47.3	1,588.1
Net income	—	—	155.8	—	2.4	158.2
Other comprehensive loss	—	—	—	(7.5)	(4.1)	(11.6)
Amortization of stock-based compensation	—	—	35.0	—	1.2	36.2
Issuance and forfeitures of restricted stock awards, net	2.9	—	—	—	(0.6)	(0.6)
Stock option exercises and employee stock purchases	1.4	—	11.0	—	—	11.0
Tax impact of stock-based compensation	—	—	3.9	—	—	3.9
Noncontrolling interest from the acquisition of Kapstream	—	—	—	—	85.7	85.7
Changes in noncontrolling interests in consolidated investment products	—	—	—	—	(41.1)	(41.1)
Distributions to noncontrolling interests	—	—	—	—	(1.0)	(1.0)
Change in fair value of redeemable noncontrolling interests	—	—	0.7	—	—	0.7
Purchase of noncontrolling interests	—	—	—	—	(0.4)	(0.4)
Repurchase of common stock	(5.8)	(0.1)	(91.7)	—	—	(91.8)
Dividends paid to JCG shareholders	—	—	(65.2)	—	—	(65.2)

Balance at December 31, 2015	183.7	$1.8	$1,589.8	$(8.9)	$89.4	$1,672.1

The accompanying notes are an integral part of these consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business

Janus Capital Group Inc. and its subsidiaries (collectively, "JCG" or the "Company") derive revenue from providing investment management, administration, distribution and related services to financial advisors, individuals and institutional investors through mutual funds, separate accounts, other pooled investment vehicles, subadvised relationships, and exchange-traded products ("ETPs") (collectively referred to as "investment products") in both domestic and international markets. Revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements. Certain investment products are also subject to performance fees, which vary based on a product's relative performance as compared to a benchmark index and the level of assets subject to such fees. JCG's complex-wide assets include all assets under management and ETPs. ETPs are not included in assets under management as the Company is not the named advisor or subadvisor to its branded products. Assets under management primarily consist of domestic and international equity and fixed income securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG's operating results. A significant portion of JCG's revenue is derived from contracts to manage mutual funds, which are subject to annual review and approval by each fund's Board of Trustees or its shareholders, or both.

JCG's significant subsidiaries at December 31, 2015, include:

•
Janus Capital Management LLC ("Janus") (wholly-owned subsidiary) — Janus offers growth and core equity, global and international equity as well as ETPs, balanced and fixed income investment products.

•
INTECH Investment Management LLC ("INTECH") (97.0% owned subsidiary) — INTECH offers risk-managed investment products that are based on a mathematical theorem that seeks to add value for clients by capitalizing on the volatility in stock price movements. INTECH's goal is to achieve long-term returns that outperform a specified benchmark index, while controlling risks and trading costs. INTECH manages and subadvises institutional and separate accounts and subadvises certain Janus mutual funds.

•
Perkins Investment Management LLC ("Perkins") (wholly-owned subsidiary) — Perkins offers value-disciplined investment products, including small, mid and large cap and global value investment products.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The financial statements include all majority-owned subsidiaries and intercompany accounts and transactions have been eliminated in consolidation. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date.

Certain prior period amounts have been revised to conform to current period presentation. Third-party sales and redemptions of consolidated seeded investment products securities were incorrectly netted against the associated purchases and sales of investment securities within investing activities on JCG's Consolidated Statements of Cash Flows. Sales and redemptions of consolidated seeded investment products should be presented as a financing activity and the offsetting purchase and sales of investment securities within the consolidated seeded investment products should be presented as an investing activity. Cash flows related to consolidated seeded investment products are now presented on a gross basis, within the "Purchases of securities by consolidated seeded investment products, net of sales" and "Third-party investments in consolidated seeded investment products, net of redemptions" captions on JCG's Consolidated Statements of Cash Flows. Net investing activities were previously reported as $128.4 million and ($141.7) million for the years ended December 31, 2014 and 2013, respectively, and were adjusted by ($60.9) million and ($93.6) million for the respective years. Net financing activities were previously reported as ($238.3) million and ($123.3) million for the years ended December 31, 2014 and 2013, respectively, and were adjusted by $60.9 million and $93.6 million for the respective years. The corrections had no impact on the net change in cash and cash equivalents for the years ended December 31, 2014 or 2013.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. JCG's significant estimates relate to investment securities, goodwill and intangible assets, post-employment benefits, equity compensation and income taxes.

Segment Information

The Company's management directs JCG's operations as one business, the investment management business, and thus operates in one business segment. JCG's Chief Executive Officer reviews the Company's financial performance at an aggregate level. All of the products and services provided by the Company relate to investment management and are subject to similar regulatory frameworks. Further, JCG's investment management, sales, distribution and administrative teams are generally not aligned with specific product lines or distribution channels.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at banks in the U.S. and outside the U.S., and short-term investments with an initial maturity of three months or less when purchased. JCG's cash equivalents consist primarily of debt securities and totaled $246.9 million and $300.2 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, approximately $28 million and $24 million, respectively, of cash held outside the U.S. was not available for general corporate purposes due to capital requirements associated with foreign subsidiaries of JCG. In addition, $1.2 million and nil of cash associated with consolidated seeded investment products at December 31, 2015 and 2014, respectively, was not available for general corporate purposes.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful life of the related assets (or the lease term, if shorter). Depreciation expense totaled $11.5 million, $10.4 million and $11.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Property and equipment is summarized as follows (in millions):

		December 31,
	Depreciation period
		2015	2014
Furniture, fixtures, computer equipment and software	3-7 years	$228.0	$209.6
Leasehold improvements	3-24 years	39.5	38.8

Property and equipment, gross		267.5	248.4
Accumulated depreciation		(228.8)	(217.3)

Property and equipment, net		$38.7	$31.1

Computer equipment includes certain leased items that have been designated as capital leases and represented $12.0 million and $6.8 million of the gross property and equipment balance on the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively.

Purchased software is recorded at cost and depreciated over its estimated useful life. Internal and external costs incurred in connection with developing or obtaining software for internal use are expensed as incurred during the preliminary project stage, as are training and maintenance costs. Internal and external costs incurred for internal use software during the application development stage are capitalized until such time that the software is substantially complete and ready for its intended use. Application development stage costs are depreciated on a straight-line basis over the estimated useful life of the software.

Capitalized software costs totaled $13.0 million and $10.4 million at December 31, 2015 and 2014, respectively, and are presented within property and equipment, net on the Consolidated Balance Sheets.

JCG evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. There were no impairments of long-lived assets for the years ended December 31, 2015, 2014 and 2013.

Deferred Commissions

Sales commissions paid to financial intermediaries on sales of certain mutual fund shares are deferred and amortized over various periods, not exceeding four years, based on the estimated recoverability of the asset through distribution fee payments and contingent deferred sales charges. Contingent deferred sales charges received from early redemptions reduce the unamortized deferred commissions balance. Amortization expense for the years ended December 31, 2015, 2014 and 2013, totaled $10.2 million, $5.6 million and $5.3 million, respectively.

Deferred commissions, which are recorded as components of other current assets and other non-current assets on the Consolidated Balance Sheets, are summarized as follows as of December 31, 2015 and 2014 (in millions):

	December 31,
	2015	2014
Deferred commissions — current	$4.8	$3.9
Deferred commissions — non-current	0.5	0.2

Total	$5.3	$4.1

Investment Securities

JCG classifies investment securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried on JCG's Consolidated Balance Sheets at fair value and consist primarily of investments related to seeded investment products, investments in advised mutual funds and investments related to the economic hedging of deferred compensation.

Seeded Investment Products

JCG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment or "seeding". The primary purpose of seeded investment products is to generate an investment performance track record in a product to attract third-party investors. JCG's initial investment in a new product represents 100% ownership in that product. Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities. JCG consolidates such investment products as long as it holds a controlling interest in the investment product, defined as greater than 50% ownership. Noncontrolling interests in seeded investment products represent third-party ownership interests and are part of investment securities on JCG's Consolidated Balance Sheets. These assets are not available for general corporate purposes and may be redeemed by the third parties at any time.

JCG's unconsolidated seeded investments products that fall within the 20% to 50% ownership range are classified as equity method and are carried on JCG's Consolidated Balance Sheets at fair value due to the nature of the underlying investments. The change in fair value of the unconsolidated seeded investment products is recorded in investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income.

JCG may redeem invested seed capital for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the given investment strategy. The length of time JCG holds a majority interest in a product varies based on a number of factors, including, but not limited to, market demand, market conditions and investment performance.

The Company has determined that its seeded investment products do not represent variable interest entities. Seed investments are made largely in mutual funds, but may also be made in commingled pools and separate accounts. JCG has determined mutual funds to be voting interest entities rather than variable interest entities. Commingled pools are established as limited liability companies or partnerships, and as such, the Company applies partnership accounting rules. These rules dictate that a managing member or general partner would not consolidate an entity if the members or limited partners carry substantive kick-out rights. All of the Company's commingled pools carry substantive kick-out rights. Seed investments in separate accounts strategies are generally 100% owned by JCG and are accounted for as trading securities.

Available-for-Sale Securities

Investment securities classified as available-for-sale consist of unconsolidated seeded investment products in which JCG holds a less than 20% interest and are carried on JCG's Consolidated Balance Sheets at fair value. Changes in fair value are reflected as a component of other comprehensive loss, net of tax on JCG's Consolidated Statements of Comprehensive Income until realized. Accumulated gains and losses are reclassified to earnings when the securities are sold on a first-in, first-out cost basis.

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

For equity securities, JCG evaluates the securities in an unrealized loss position in the available-for-sale portfolio for other-than-temporary impairment ("OTTI") on the basis of the duration of the decline in value of the security and severity of that decline as well as JCG's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other-than-temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. There were no OTTI of investment securities for the years ended December 31, 2015, 2014 and 2013.

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of certain of its seed investments. Fluctuations in equity markets, debt markets and commodity markets are hedged by using index swaps, index and commodity futures ("futures"), and credit default swaps. These derivative instruments are not classified as hedges for accounting purposes. The Company records all derivatives as either assets or liabilities on JCG's Consolidated Balance Sheets and measures those investments at fair value. Changes in the value of the index swaps, futures and credit default swaps are recognized as a component of investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income.

The Company's consolidated seeded investment products may also be party to derivative instruments from time to time. These derivative instruments are disclosed separately from the Company's derivative instruments related to its economic hedge program. Refer to Note 5 — Investment Securities.

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

Level 1 Fair Value Measurements

JCG's Level 1 fair value measurements consist primarily of seeded investment products, investments in advised mutual funds, cash equivalents and investments related to deferred compensation plans with quoted market prices in active markets. The fair value level of consolidated seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated seeded investment products and available-for-sale seeded investment products are valued using the respective net asset value ("NAV") of each product. All seeded investment products that use the NAV to determine their fair value are classified as Level 1 and primarily represent seeded mutual funds where JCG's ownership level is under 50%.

Level 2 Fair Value Measurements

JCG's Level 2 fair value measurements consist mostly of cash equivalents, consolidated seeded investment products and JCG's long-term debt. Cash equivalents are short-term, highly liquid investments with an initial maturity of three months or less when purchased and consist primarily of commercial paper, certificates of deposits and other debt investments. The fair value of consolidated seeded investment products where JCG's ownership level is above 50% is determined by the underlying securities of the product. The fair value of JCG's long-term debt is determined using broker quotes and recent trading activity, which are considered Level 2 inputs.

Level 3 Fair Value Measurements

JCG's Level 3 recurring fair value measurements largely represent redeemable noncontrolling interests in INTECH and contingent cash consideration related to the acquisitions of VelocityShares and Kapstream.

Redeemable noncontrolling interests in INTECH are measured at fair value on a quarterly basis or more frequently if events or circumstances indicate that a material change in the fair value of INTECH has occurred. The fair value of INTECH is determined using a market approach valuation methodology that incorporates observable metrics from publicly traded peer companies as valuation comparables, and adjustments related to investment performance and changes in assets under management.

Refer to Note 4 — Acquisitions for a detailed discussion of VelocityShares and Kapstream contingent consideration.

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. JCG measures the fair value of the reporting unit and intangible assets using a discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements have been classified as Level 3.

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

The accounting guidance for uncertainty in income taxes sets forth a specific method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The tax contingencies liability relates primarily to general state tax items and has been recorded in other accrued liabilities and other non-current liabilities on JCG's Consolidated Balance Sheets, as appropriate.

Taxing authorities generally charge interest and may assess penalties in the event that a tax position taken is subsequently reversed upon examination. JCG has accrued interest on its uncertain tax provisions based on the rates specified by the applicable taxing authorities and has recorded the interest as a component of the tax provision. Accrued interest of $0.8 million, $0.8 million and $1.3 million was included in the liability for tax contingencies at December 31, 2015, 2014 and 2013, respectively. Any potential penalties associated with a tax contingency will also be included as a component of the tax provision in the period in which the assessment of a penalty becomes likely. JCG does not believe that it is subject to any penalties related to its tax contingencies and, therefore, has not accrued a liability for tax penalties.

In the event of an overpayment of income taxes, taxing authorities generally pay interest from the date of the overpayment. JCG records interest income from taxing authorities as a component of the income tax provision.

Goodwill and Intangible Assets, Net

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies. Identifiable intangible assets generally represent the cost of client relationships and investment management agreements acquired as well as brand name and trademark. Goodwill and indefinite-lived intangible assets are tested for impairment annually as of October 1 or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Intangible assets subject to amortization are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests that are not subject to redemption rights are classified in permanent equity. Redeemable noncontrolling interests are classified outside of permanent equity on the Consolidated Balance Sheets and are measured at estimated fair value as of the balance sheet dates. Changes in fair value of redeemable noncontrolling interests are recognized as increases or decreases to redeemable noncontrolling interests with an offsetting charge to retained earnings. Certain of the INTECH ownership interests granted to employees become subject to redemption rights upon vesting at which time such interests are reclassified to redeemable noncontrolling interests. Earnings attributable to noncontrolling interests that are and are not subject to redemption rights are combined in JCG's Consolidated Statements of Comprehensive Income. Acquisitions of entities in which JCG holds an existing controlling interest are treated as a reduction of noncontrolling interests or redeemable noncontrolling interests in an amount equal to the purchase price. See Note 11 — Noncontrolling Interests for further discussion of noncontrolling interests.

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

Stock-Based Compensation

Stock-based compensation cost is based on the grant date fair value of awards expected to vest at the end of the stated service period and consists of the total value of the awards less an estimate for forfeitures. The grant date fair value for stock options is determined using the Black-Scholes option pricing model, and the grant date fair value of restricted stock is determined from the market price on the date of grant. The Black-Scholes model requires management to estimate certain variables, including the lives of options from grant date to exercise date, the volatility of the underlying shares and future dividend rates.

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

Contingent Consideration

The transaction to acquire a controlling 51% voting interest in Kapstream included contingent cash consideration. The contingent cash consideration is payable at 18 and 36 months after acquisition if certain Kapstream assets under management reach defined targets. The total maximum payment over the entire contingent consideration period is $9.1 million as of December 31, 2015. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting certain Kapstream assets under management over the contingency period and determining whether the forecasted amounts meet the defined targets. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream assets under management.

The acquisition of VelocityShares in 2014 included contingent cash consideration. The payments are contingent on certain VelocityShares' ETPs reaching defined net revenue targets on the first, second, third and fourth anniversaries of the acquisition, in amounts up to $10.0 million each for the first and second anniversaries, and $8.0 million each for the third and fourth anniversaries. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting net ETP revenue, as defined by the purchase agreement, over the contingency period, and determining whether targets are met given forecasted VelocityShares operating results. Forecasted contingent payments are then discounted back to the valuation date. Significant unobservable inputs used in the valuation are limited to forecasted gross revenues and certain expense items, which are deducted from these revenues. Increases in forecasted net revenue increase the fair value of the consideration, subject to payment limitations, while decreases in net revenues would decrease the fair value. The total maximum payment over the entire contingent consideration period is $36.0 million. In November 2015, VelocityShares reached the defined net revenue target and the Company paid the first contingent consideration amount of $10.0 million, which represents the maximum amount for the first anniversary.

Note 3 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued a new revenue recognition standard. The standard's core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. In August 2015, the FASB deferred the effective date of the new revenue standard by one year. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company is evaluating the effect of adopting this new accounting standard.

In February 2015, the FASB issued amendments to its consolidation standard that eliminate the deferral for investment funds and modify the analysis for determining if an entity is a variable interest entity ("VIE"). The amendments also include a scope exception for money market funds and change how related party interests affect the consolidation analysis of VIEs. The amended VIE analysis changes the assessment of kick-out rights and fees paid to a service provider when decision-making over an entity's most significant activities has been outsourced. Additionally, limited partnerships and similar entities will be considered VIEs under the amended standard unless limited partners hold substantive kick-out rights or participation rights. The standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company expects that certain of its seeded investment products residing in foreign mutual fund trusts will qualify as VIEs and will be subject to consolidation at a lower ownership percentage than the currently employed threshold of 50%.

In April 2015, the FASB issued an amendment to its debt standard requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts and premiums. The standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. At December 31, 2015, the Company had approximately $3.9 million of debt issuance costs in other current assets and other non-current assets on its Consolidated Balance Sheets that meet the criteria of this amendment.

In November 2015, the FASB issued accounting guidance that simplifies the presentation of deferred income taxes. The guidance requires that deferred tax balances be classified as non-current in a statement of financial position. JCG early adopted this guidance effective December 31, 2015, on a prospective basis. Adoption of the guidance resulted in a reclassification of the Company's net current deferred tax balance to the net non-current deferred tax balance in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In January 2016, the FASB issued amendments to its financial instruments standard, including changes relating to the accounting for equity investments, and the presentation and disclosure requirements for financial instruments. Under the amended guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The amended guidance also requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market) and form of financial asset (e.g., loans, securities). The standard is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect of adopting this new accounting standard. As indicated, changes in the fair value of the Company's investments securities classified as available-for-sale will no longer be reported through other comprehensive income, but rather through earnings.

Note 4 — Acquisitions

Acquisition of Kapstream

On July 1, 2015, JCG announced and closed the acquisition of a controlling 51% voting interest in Kapstream, a global macro fixed income asset manager located in Australia. The acquisition serves to further expand JCG's fixed income capabilities and build out its global macro fixed income team. JCG has an option to purchase the remaining 49% interest from Kapstream management on the third and fourth anniversaries of the acquisition.

The transaction included initial upfront cash consideration of $84.1 million and contingent consideration with a present value of $6.0 million, with the contingent consideration payable at 18 and 36 months after acquisition if certain Kapstream assets under management reach defined targets. The total maximum payment over the entire contingent consideration period is $9.1 million as of December 31, 2015. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting certain Kapstream assets under management over the contingency period and determining whether the forecasted amounts meet the defined targets. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream assets under management. Fair value adjustments to the contingent consideration during the year ended December 31, 2015, resulted in a $1.2 million increase to the liability and expense, including the monthly accretion of the liability to the future value of the consideration. At December 31, 2015, the contingent consideration had a fair value of $6.9 million; $3.8 million and $3.1 million was included in the other accrued liabilities and other non-current liabilities on JCG's Consolidated Balance Sheets, respectively.

The Company also acquired certain distribution rights for an additional cash consideration of $3.9 million. The Company incurred $2.1 million in investment bank advisory fees and other deal costs during the second quarter 2015 related to the acquisition. The deal costs are included in general, administrative and occupancy on JCG's Consolidated Statements of Comprehensive Income.

JCG completed a preliminary allocation of the July 1, 2015 purchase price to the acquired assets during the third quarter 2015. Certain adjustments were recorded to intangible assets, goodwill and deferred income taxes in the fourth quarter 2015 and the purchase price allocation was finalized as of December 31, 2015. The total purchase price was allocated as follows (in millions):

	Preliminary purchase price allocation	Adjustments	Final purchase price allocation
Assets:
Cash and cash equivalents	$7.3	$—	$7.3
Investment securities	4.4	—	4.4
Accounts receivable	4.6	—	4.6
Intangible assets	114.7	(3.1)	111.6
Goodwill	90.1	7.2	97.3
Other current assets	3.1	—	3.1
Other non-current assets, net	0.1	—	0.1
Liabilities:
Contingent consideration	(6.0)	—	(6.0)
Deferred income taxes	(34.4)	0.9	(33.5)
Other accrued liabilities	(10.2)	—	(10.2)
Noncontrolling interests	(85.7)	—	(85.7)

Net assets acquired	$88.0	$5.0	$93.0

Goodwill represents the excess of cost over the fair value of the identifiable net assets acquired and is largely attributable to the existing workforce of Kapstream. The acquisition will expand JCG's fixed income capabilities and reinforce the Company's efforts to build a global macro fixed income team. The goodwill recognized as a result of the acquisition is not deductible for tax purposes.

The intangible assets include investment management agreements, client relationships and trade name. The client relationships have an estimated useful life of 10 years and are being amortized over the 10-year period. The investment management agreements and trade name have an indefinite life and as such, are not being amortized.

Noncontrolling interests were recognized on the Consolidated Balance Sheets for the 49% interest in Kapstream held by Kapstream management. The fair value of the noncontrolling interests as of the acquisition date of July 1, 2015, was $85.7 million.

Kapstream's functional currency is the Australian dollar. Assets and liabilities of Kapstream are translated into U.S. dollars at current exchange rates as of the end of each accounting period. Related revenue and expenses are translated at average exchange rates during the accounting period. Net translation gains and losses are excluded from income and recorded in other comprehensive loss, net of tax on the Company's Consolidated Statements of Comprehensive Income. JCG recognized a foreign currency translation loss of $4.3 million for the year ended December 31, 2015, related to Kapstream.

Acquisition of VelocityShares

On October 13, 2014, the Company entered into an agreement to acquire 100% of the outstanding voting equity interests of VS Holdings Inc., the parent company of VelocityShares. VelocityShares is a sponsor of ETPs, including rules-based exchange-traded funds ("ETFs"), which provide volatility management solutions to institutional clients. As of December 31, 2015 and 2014, VelocityShares-branded products had $3.2 billion and $2.4 billion in assets, respectively. The majority of these assets represent tactical trading products serving short-term investors and traders in the form of exchange-traded notes. The acquisition of VelocityShares is expected to facilitate JCG's entrance into the ETP business.

On December 1, 2014, JCG announced the closing of the VelocityShares acquisition. The transaction included initial upfront cash consideration of $32.7 million with up to an additional $36.0 million in contingent cash consideration if certain revenue targets are achieved over a four-year period. The contingent consideration is payable on the first, second, third and fourth anniversaries of the acquisition, in amounts up to $10.0 million each for the first and second anniversaries, and $8.0 million each for the third and fourth anniversaries. The total maximum payment over the entire contingent consideration period is $36.0 million. In November 2015, VelocityShares reached the defined net revenue target and the Company paid the first contingent consideration amount of $10.0 million, which represents the maximum amount for the first anniversary.

The payments are contingent on certain VelocityShares' ETPs reaching defined net revenue targets. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting net ETP revenue, as defined by the purchase agreement, over the contingency period, and determining whether targets are met given forecasted VelocityShares operating results. Forecasted contingent payments are then discounted back to the valuation date. Significant unobservable inputs used in the valuation are limited to forecasted gross revenues and certain expense items, which are deducted from these revenues. Increases in forecasted net revenue increase the fair value of the consideration, subject to payment limitations, while decreases in net revenues would decrease the fair value. Fair value adjustments to the contingent consideration during the year ended December 31, 2015, resulted in a $5.2 million increase to the liability and expense, including the monthly accretion of the liability to the future value of the consideration. At December 31, 2015, $8.1 million and $5.0 million of the contingent consideration was included in other accrued liabilities and other non-current liabilities on JCG's Consolidated Balance Sheets, respectively.

The total purchase price, including the upfront payment and the present value of the expected contingent payments, was allocated as follows:

Assets:
Intangible assets	$36.9
Goodwill	21.5
Cash acquired	4.3
Liabilities:
Deferred tax liability	(11.0)
Other liabilities, net	(1.1)

Net assets acquired	$50.6

Note 5 — Investment Securities

JCG's investment securities as of December 31, 2015 and 2014, are summarized as follows (in millions):

	December 31,
	2015	2014
Trading securities:
Consolidated seeded investment products	$130.7	$212.5
Unconsolidated seeded investment products (1)	104.9	45.8
Investments in advised mutual funds	4.2	4.4
Investments related to deferred compensation plans	16.3	13.0

Total trading securities	256.1	275.7
Available-for-sale securities:
Unconsolidated seeded investment products	71.0	68.3

Total investment securities	$327.1	$344.0

(1)
Represents unconsolidated seeded investment products where JCG's ownership percentage is between 20% and 50%. The investments are classified as equity method and are carried at fair value due to the nature of the underlying investments.

Trading Securities

Seeded investment products classified as trading securities consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Fair value (in millions)	Number of products	Fair value (in millions)	Number of products
Mutual funds advised by the Company:
Consolidated	$34.5	8	$146.1	12
Unconsolidated	100.9	7	45.7	5

Total mutual funds advised by the Company	$135.4	15	$191.8	17

Separate accounts:
Consolidated	$96.2	26	$66.4	23
Unconsolidated	4.0	9	0.1	8

Total separate accounts	$100.2	35	$66.5	31

Gains and (losses) recognized on trading securities still held as of December 31, 2015, 2014 and 2013, are summarized as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Trading securities still held at period end	$(9.5)	$4.3	$23.6

Available-for-Sale Securities

Seeded investment products classified as available-for-sale securities consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Fair value (in millions)	Number of products	Fair value (in millions)	Number of products
Mutual funds advised by the Company	$71.0	41	$68.3	40

The following is a summary of available-for-sale securities at December 31, 2015 and 2014 (in millions):

	December 31, 2015
		Gross unrealized investment
				Foreign currency translation	Estimated fair value	Carrying value
	Cost	Gains	Losses
Available-for-sale securities:
Unconsolidated seeded investment products	$75.0	$0.3	$(3.9)	$(0.4)	$71.0	$71.0

	December 31, 2014
		Gross unrealized investment
				Foreign currency translation	Estimated fair value	Carrying value
	Cost	Gains	Losses
Available-for-sale securities:
Unconsolidated seeded investment products	$68.6	$0.4	$(0.6)	$(0.1)	$68.3	$68.3

The Company reviewed the gross unrealized losses on available-for-sale securities and determined that the losses were not other-than-temporary. No OTTI charges were recognized for the years ended December 31, 2015, 2014 or 2013.

Realized gains and losses related to the disposition of seeded investment products classified as available-for-sale securities were recognized within investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. The following is a summary of realized gains (losses) upon disposition of seeded investment products classified as available-for-sale securities for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year ended December 31,
	2015	2014	2013
Realized gains	$—	$2.8	$2.6
Realized losses	—	(0.1)	(2.1)

Net realized gains (losses)	$—	$2.7	$0.5

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of certain seeded investments. Fluctuations in equity markets, debt markets, commodity markets and foreign currency markets are hedged by using index swaps, index and commodity futures, credit default swaps and foreign currency forward contracts.

JCG reassessed its hedging strategy related to foreign currency exposure on certain seeded investments during the third quarter 2015 and determined the hedging strategy was no longer necessary. As such, JCG exited the foreign currency forward positions and was not party to any foreign currency derivatives as of December 31, 2015. JCG also reassessed its hedging strategy related to credit exposure associated with certain seeded investment products in the third quarter 2015 and entered into credit default swaps to reduce its exposure.

JCG was party to the following derivative instruments as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Index swaps	6	$34.4	4	$56.8
Futures	38	$91.7	6	$74.9
Credit default swaps	2	$66.5	—	$—
Foreign currency forward contracts	—	$—	7	$3.6

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the index swaps, index and commodity futures, and credit default swaps are recognized in investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income while changes in the fair value of the foreign currency forward contracts are recognized in other income, net on JCG's Consolidated Statements of Comprehensive Income.

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

The Company posted $3.3 million and $1.7 million in cash collateral with the counterparty of the futures and credit default swaps as of December 31, 2015 and 2014, respectively. The cash collateral is included in other current assets on JCG's Consolidated Balance Sheets.

The following tables illustrate the effect of offsetting derivative instruments on JCG's Consolidated Balance Sheets as of December 31, 2015 and 2014 (in millions):

	December 31, 2015
	Gross amounts	Gross amounts offset by derivative instruments	Gross amounts offset by cash collateral	Net amounts
Assets:
Futures	$0.3	$(0.1)	$—	$0.2
Liabilities:
Index swaps	$0.1	$—	$—	$0.1
Futures	0.1	(0.1)	—	—
Credit default swaps	0.5	—	(0.5)	—

Total	$0.7	$(0.1)	$(0.5)	$0.1

	December 31, 2014
	Gross amounts	Gross amounts offset by derivative instruments	Gross amounts offset by cash collateral	Net amounts
Assets:
Index swaps	$0.3	$—	$—	$0.3
Liabilities:
Futures	$1.2	$—	$(1.2)	$—

JCG recognized the following net gains (losses) on hedged seed investments and net gains (losses) on associated futures, credit default swaps and index swaps for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year ended December 31,
	2015	2014	2013
Hedged seeded investments classified as trading securities(1)	$(2.1)	$7.3	$31.8
Hedged seeded investments classified as available-for-sale securities(1)	(1.6)	2.9	1.6

Total hedged seeded investments	(3.7)	10.2	33.4
Futures	(0.1)	(8.2)	(20.7)
Credit default swaps	(0.2)	—	—
Index swaps	2.9	(3.0)	(16.7)

Total	$(1.1)	$(1.0)	$(4.0)

(1)
Includes net gains (losses) associated with hedged equity and fixed income seeded investment products. Hedging activity is limited to the systematic market risk associated with equity products and the interest rate risk associated with fixed income products. In September 2015, JCG started hedging credit risk associated with fixed income seeded investment products.

JCG recognized the following net gains (losses) on hedged seed investments denominated in a foreign currency and net gains (losses) on associated foreign currency forward contracts for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year ended December 31,
	2015	2014	2013
Foreign currency translation	$(0.4)	$(1.9)	$4.3
Foreign currency forward contracts	0.2	1.3	(4.3)

Total	$(0.2)	$(0.6)	$—

Derivative Instruments in Consolidated Seeded Investment Products

Certain of the Company's consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within investment securities on JCG's Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income. The consolidated seeded investment products posted $4.7 million and $1.8 million in cash collateral with the counterparty of the derivative instruments as of December 31, 2015 and 2014, respectively.

JCG's consolidated seeded investment products were party to the following derivative instruments as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Swaps	96	$40.9	117	$65.8
Futures	75	$20.8	32	$41.5
Foreign currency forward contracts	61	$9.9	37	$2.4
Options	66	$0.2	29	$0.5

The following tables illustrate the effect of offsetting derivative instruments within consolidated seeded investment products on JCG's Consolidated Balance Sheets as of December 31, 2015 and 2014 (in millions):

	December 31, 2015
	Gross amounts	Gross amounts offset by derivative instruments	Gross amounts offset by cash collateral	Net amounts
Assets:
Swaps	$0.9	$(0.5)	$—	$0.4
Futures	0.1	(0.1)	—	—
Foreign currency forward contracts	0.1	(0.1)	—	—

Total	$1.1	$(0.7)	$—	$0.4

Liabilities:
Swaps	$0.6	$(0.6)	$—	$—
Futures	0.3	(0.1)	(0.2)	—
Foreign currency forward contracts	0.1	(0.1)	—	—

Total	$1.0	$(0.8)	$(0.2)	$—

	December 31, 2014
	Gross amounts	Gross amounts offset by derivative instruments	Gross amounts offset by cash collateral	Net amounts
Assets:
Swaps	$1.4	$(0.4)	$—	$1.0
Futures	0.6	(0.4)	—	0.2
Options	0.2	—	—	0.2

Total	$2.2	$(0.8)	$—	$1.4

Liabilities:
Swaps	$0.4	$(0.4)	$—	$—
Futures	0.4	(0.4)	—	—

Total	$0.8	$(0.8)	$—	$—

As of December 31, 2015, certain consolidated seeded investment products sold credit protection through the use of credit default swap contracts. The contracts provide alternative credit risk exposure to individual companies and countries outside of traditional bond markets. The terms of the credit default swap contracts range from one to five years.

As sellers in credit default swap contracts, the consolidated seeded investment products would be required to pay the notional value of a referenced debt obligation to the counterparty in the event of a default on the debt obligation by the issuer. The notional value represents the estimated maximum potential undiscounted amount of future payments required in the event of a credit default event. As of December 31, 2015, the notional value of the agreements was $11.3 million. The credit default swap contracts include recourse provisions that allow for recovery of a certain percentage of amounts paid in the event of a credit default event. As of December 31, 2015, the fair value of the credit default swap contracts selling protection was $0.1 million.

Investment Gains (Losses), Net

Investment gains (losses), net on JCG's Consolidated Statements of Comprehensive Income included the following for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year ended December 31,
	2015	2014	2013
Seeded investment products	$(11.1)	$8.6	$28.9
Noncontrolling interests in seeded investment products	0.4	(0.6)	3.4
Investments in advised mutual funds	(0.2)	(0.1)	8.5
Index swaps, credit default swaps and futures	2.6	(11.2)	(37.4)
Economic hedge for deferred compensation plans	0.1	1.3	3.0
Other	—	0.1	0.1

Investment gains (losses), net	$(8.2)	$(1.9)	$6.5

Purchases, Sales, Settlements and Maturities

Cash flows related to investment securities for the years ended December 31, 2015, 2014 and 2013, are summarized as follows (in millions):

	Year ended December 31,
	2015		2014		2013
	Purchases and settlements	Sales, settlements and maturities	Purchases and settlements	Sales, settlements and maturities	Purchases and settlements	Sales, settlements and maturities
Trading securities	$(66.6)	$53.4	$(143.5)	$148.0	$(118.0)	$79.1
Available-for-sale securities	(11.5)	0.1	(0.7)	174.9	(103.5)	47.0
Derivative instruments:
Seed capital economic hedge	(12.9)	14.1	(24.4)	13.9	(70.2)	31.5

Total cash flows	$(91.0)	$67.6	$(168.6)	$336.8	$(291.7)	$157.6

Note 6 — Goodwill and Intangible Assets

JCG's goodwill and intangible assets are summarized below (in millions):

	December 31, 2014	Acquisition	Amortization	Foreign currency translation	December 31, 2015
Indefinite-lived intangible assets:
Investment management agreements	$921.9	$79.5	$—	$(3.8)	$997.6
Brand name and trademark	270.6	3.0	—	(0.1)	273.5
Definite-lived intangible assets:
Client relationships	183.8	29.1	—	(1.3)	211.6
Accumulated amortization	(118.9)	—	(11.3)	—	(130.2)

Net intangible assets	$1,257.4	$111.6	$(11.3)	$(5.2)	$1,352.5

Goodwill	$509.7	$97.3	$—	$(4.2)	$602.8

The majority of goodwill and intangible assets were generated from the 2001 buyout of the founder of Janus and acquisitions of interests in INTECH, Perkins, Kapstream and VelocityShares. Intangible assets acquired as a result of these transactions include brand name and trademark, investment management agreements and client relationships.

Foreign currency translation relates to the Kapstream intangible assets and goodwill that are translated from Australian dollar to U.S. dollar at the end of each period.

Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives using the straight-line method. The estimated lives of the client relationships vary and range from 10 years to 17 years.

There were no intangible asset impairment charges recognized during the years ended December 31, 2015, 2014 and 2013.

Amortization expense was $11.3 million, $9.6 million and $12.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Expected future amortization expense is summarized below (in millions):

Year ended December 31,	Amount
2016	$12.5
2017	12.5
2018	9.8
2019	7.6
2020	5.5
Thereafter	34.8

Total	$82.7

Impairment Testing

The October 2015 tests of goodwill and indefinite-lived intangible assets indicated that estimated fair values of the reporting unit substantially exceeded their respective carrying values, and as such, no impairment charges were recognized. The October 2015 tests included certain underlying key assumptions regarding future overall market trends and Company operating performance. If actual future market results and Company operating performance vary significantly and unfavorably to those included in the Company's financial forecast, the Company may be subject to impairment charges related to its goodwill and indefinite-lived intangible assets.

No impairment charges were recognized as a result of the October 2014 and 2013 tests of goodwill and indefinite-lived intangible assets.

Note 7 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of December 31, 2015 (in millions):

	Fair value measurements using:
	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents	$57.4	$189.5	$—	$246.9
Futures	0.3	—	—	0.3
Trading securities:
Consolidated seeded investment products	70.1	60.6	—	130.7
Unconsolidated seeded investment products (1)	104.9	—	—	104.9
Investments in advised mutual funds	4.2	—	—	4.2
Investments related to deferred compensation plans	16.3	—	—	16.3
Available-for-sale securities:
Unconsolidated seeded investment products	71.0	—	—	71.0

Total investment securities	266.5	60.6	—	327.1

Total assets	$324.2	$250.1	$—	$574.3

Liabilities:
Index swaps	$—	$0.1	$—	$0.1
Futures	0.1	—	—	0.1
Credit default swaps	—	0.5	—	0.5
Current portion of long-term debt (2)	—	158.6	—	158.6
Long-term debt (1)	—	307.6	—	307.6
Kapstream contingent consideration	—	—	6.9	6.9
VelocityShares contingent consideration	—	—	13.1	13.1

Total liabilities	$0.1	$466.8	$20.0	$486.9

Redeemable noncontrolling interests:
Consolidated seeded investment products	$6.1	$7.7	$—	$13.8
INTECH	—	—	8.0	8.0

Total redeemable noncontrolling interests	$6.1	$7.7	$8.0	$21.8

(1)
Represents unconsolidated seeded investment products where JCG's ownership percentage is between 20% and 50%. The investments are classified as equity method and are carried at fair value due to the nature of the underlying investments.

(2)
Carried at amortized cost and disclosed at fair value.

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of December 31, 2014 (in millions):

	Fair value measurements using:
	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents	$7.7	$292.5	$—	$300.2
Index swaps	—	0.3	—	0.3
Trading securities:
Consolidated seeded investment products	90.8	121.7	—	212.5
Unconsolidated seeded investment products (1)	45.8	—	—	45.8
Investments in advised mutual funds	4.4	—	—	4.4
Investments related to deferred compensation plans	13.0	—	—	13.0
Available-for-sale securities:
Unconsolidated seeded investment products	68.3	—	—	68.3

Total investment securities	222.3	121.7	—	344.0

Total assets	$230.0	$414.5	$—	$644.5

Liabilities:
Long-term debt (2)	$—	$558.0	$—	$558.0
VelocityShares contingent consideration	—	—	17.9	17.9
Futures	1.2	—	—	1.2

Total liabilities	$1.2	$558.0	$17.9	$577.1

Redeemable noncontrolling interests in INTECH	$—	$—	$5.4	$5.4
(1)
Represents unconsolidated seeded investment products where JCG's ownership percentage is between 20% and 50%. The investments are classified as equity method and are carried at fair value due to the nature of the underlying investments.

(2)
Carried at amortized cost and disclosed at fair value.

JCG's Level 3 recurring fair value measurements as of December 31, 2015 and 2014, are as follows (in millions):

	Year ended December 31,
	2015			2014
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Kapstream contingent consideration	Redeemable noncontrolling interests	VelocityShares contingent consideration
Beginning of year fair value	$5.4	$17.9	$—	$7.3	$—
Distributions	(0.7)	(10.0)	—	(0.6)	—
Current earnings	0.6	—	—	0.5	—
Purchase of redeemable noncontrolling interests	—	—	—	(0.6)	—
Amortization of INTECH appreciation rights	3.4	—	—	—	—
Issuance	—	—	6.0	—	17.9
Foreign currency translation	—	—	(0.3)	—	—
Change in fair value	(0.7)	5.2	1.2	(1.2)	—

End of year fair value	$8.0	$13.1	$6.9	$5.4	$17.9

The change in fair value related to VelocityShares and Kapstream contingent consideration is unrealized and included in general, administrative and occupancy on the Consolidated Statements of Comprehensive Income.

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

Additionally, the deconsolidation of a seeded investment product can cause changes to its fair value level classification. Upon deconsolidation, the entire seeded investment product is valued using the NAV rather than valued using its underlying securities. Generally, seeded investment products that use the NAV to determine their fair value are classified as Level 1. During the first quarter 2015, the Global Unconstrained Bond Fund in the Company's international trust was deconsolidated and its $44.3 million of Level 2 assets were reclassified to Level 1.

Transfers are recognized at the end of each reporting period. Transfers from Level 1 and Level 2 classifications for the years ended December 31, 2015 and 2014, are summarized as follows (in millions):

	Year ended December 31,
	2015	2014
Transfers from Level 1 to Level 2	$—	$4.9
Transfers from Level 2 to Level 1	$44.4	$1.2

Note 8 — Debt

Debt at December 31, 2015 and 2014, consisted of the following (in millions):

	December 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
4.875% Senior Notes due 2025	$297.2	$307.6	$—	$—
0.750% Convertible Senior Notes due 2018	108.9	158.6	106.0	177.2
6.700% Senior Notes due 2017	—	—	344.5	380.8

Total debt	406.1	466.2	450.5	558.0

Less: Current maturities	108.9	158.6	—	—

Total long-term debt	$297.2	$307.6	$450.5	$558.0

Fair Value of Debt

The fair value of debt was determined using broker quotes and any recent trading activity for each of the notes listed above, which are considered Level 2 inputs.

4.875% Senior Notes due 2025

In July 2015, JCG issued $300.0 million of 4.875% Senior Notes due 2025 ("2025 Senior Notes") which pay interest at 4.875% semiannually on February 1 and August 1 of each year and mature on August 1, 2025. JCG incurred $2.6 million of debt issuance costs associated with the issuance of the notes that were recorded in other non-current assets on JCG's Consolidated Balance Sheets and will be amortized to interest expense over the 10-year term of the notes. The 2025 Senior Notes include an unamortized discount at December 31, 2015, of $2.8 million, which will also be amortized over the 10-year term of the notes. The proceeds from the 2025 Senior Notes and cash on hand were used to fully redeem the 6.700% Senior Notes due 2017 ("2017 Senior Notes").

0.750% Convertible Senior Notes due 2018

The 0.750% Convertible Senior Notes due 2018 ("2018 Convertible Notes") include an unamortized discount at December 31, 2015, of $7.7 million, which will be amortized over the remaining term of the notes. Interest expense related to the 2018 Convertible Notes includes interest on the outstanding principal balance as well as amortization of capitalized issuance costs and totaled $4.3 million for the year ended December 31, 2015. Interest on the 2018 Convertible Notes is paid semiannually in January and July. The 2018 Convertible Notes mature on July 15, 2018.

The initial conversion rate of the 2018 Convertible Notes was 92.06 shares of JCG common stock per $1,000 principal amount of the 2018 Convertible Notes, which was equivalent to an initial conversion price of approximately $10.86 per share of common stock. The initial conversion rate was most recently adjusted during the fourth quarter 2015 when JCG paid a quarterly cash dividend of $0.09 per share, which was greater than the quarterly dividend of $0.07 per share at the time of issuance. As a result of the quarterly cash dividend paid on November 20, 2015, the conversion rate changed to 92.67 shares of JCG common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to a conversion price of approximately $10.79 per share of common stock.

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JCG's common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. As of December 31, 2015, the 2018 Convertible Notes met the criteria for early conversion and are convertible during the first quarter

2016. The 2018 Convertible Notes conversion criteria are reassessed on a quarterly basis. Fluctuations in the price of JCG's common stock may cause reclassification of the 2018 Convertible Notes between long-term debt and current portion of long-term debt on JCG's Consolidated Balance Sheets on a quarter-to-quarter basis.

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

The initial $10.86 and $12.60 per share of common stock exercise prices of the call options and warrants, respectively, were adjusted during the fourth quarter 2015 when JCG paid a quarterly cash dividend of $0.09 per share. As a result of the quarterly cash dividend paid on November 20, 2015, which was greater than the quarterly dividend of $0.07 per share at the time of issuance, the exercise price of the call options changed to $10.79 per share of common stock, and the exercise price of the warrants changed to $12.52 per share of common stock.

6.700% Senior Notes due 2017

In August 2015, JCG redeemed all of the outstanding 2017 Senior Notes using the proceeds from the 2025 Senior Notes and cash on hand. The redemption included payment of the principal balance and the present value of future interest payments of the 2017 Senior Notes. JCG recognized a loss on early extinguishment of debt of $36.3 million during the third quarter 2015.

Credit Facility

At December 31, 2015, JCG had a $200 million, unsecured, revolving credit facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the London Interbank Offered Rate ("LIBOR") plus a spread, which is based on JCG's long-term unsecured debt credit rating ("credit rating"). JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG's credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At December 31, 2015, JCG's financing leverage ratio was 0.98x and the interest coverage ratio was 16.86x. JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at December 31, 2015, or during the year ended December 31, 2015. The Credit Facility has a maturity date of November 23, 2018.

Aggregate Maturities of Indebtedness

The aggregate amounts of debt maturing or callable in the next five years are as follows (in millions):

Year ended December 31,	Amount
2016	$—
2017	—
2018 (1)	158.6
2019	—
2020	—
Thereafter	300.0

Total	$458.6

(1)
Represents the fair value of the 2018 Convertible Notes as of December 31, 2015.

Note 9 — Income Taxes

JCG's components of income before taxes for the years ended December 31, 2015, 2014 and 2013, are as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Domestic	$227.9	$245.3	$180.8
International	25.4	12.4	14.7

Total	$253.3	$257.7	$195.5

JCG's provision for income taxes for the years ended December 31, 2015, 2014 and 2013, is summarized as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$63.3	$72.7	$61.1
State and local	0.9	7.0	6.4
International	5.9	2.5	3.7

Total current	70.1	82.2	71.2

Deferred:
Federal	18.9	18.4	2.1
State and local	4.9	1.9	—
International	0.1	(0.2)	—

Total deferred	23.9	20.1	2.1

Total income tax provision	$94.0	$102.3	$73.3

JCG's deferred income tax assets (liabilities) as of December 31, 2015 and 2014, are summarized as follows (in millions):

	December 31,
	2015	2014
Deferred income tax assets:
Compensation and benefits	$42.0	$50.0
Accrued liabilities	2.7	2.7
Investments	4.6	2.6
Tax attributes	5.6	8.2
Other	5.4	5.3

Total deferred income tax assets	60.3	68.8

Deferred income tax liabilities:
Intangible assets	(546.6)	(502.9)
Prepaid expenses	(7.5)	(6.4)
Other	(5.1)	(5.0)

Total deferred income tax liabilities	(559.2)	(514.3)

Net deferred income tax liabilities	$(498.9)	$(445.5)

Deferred tax assets and liabilities are reflected on JCG's Consolidated Balance Sheets as follows (in millions):

	December 31,
	2015	2014
Current deferred income tax asset	$—	$32.9
Non-current deferred income tax liability	(498.9)	(478.4)

Net deferred income tax liabilities	$(498.9)	$(445.5)

In November 2015, the FASB issued accounting guidance that simplifies the presentation of deferred income taxes. The guidance requires that deferred tax balances be classified as non-current in a statement of financial position. JCG early adopted this guidance effective December 31, 2015, on a prospective basis. Adoption of the guidance resulted in a reclassification of the Company's net current deferred tax balance to the net non-current deferred tax balance in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

JCG's effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2015, 2014 and 2013, as follows:

	Year ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State and local tax rate, net of federal benefit	2.3	2.3	2.3
Noncontrolling interests	(0.5)	(0.1)	(1.4)
Tax adjustments	(1.2)	(0.5)	(0.8)
Equity-based compensation	—	3.0	2.5
Other	1.5	—	(0.1)

Total effective income tax rate	37.1%	39.7%	37.5%

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

A reconciliation of the beginning and ending liability for the years ended December 31, 2015, 2014 and 2013, is as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Beginning of year	$5.4	$5.6	$5.9
Additions for tax positions of current year	0.6	0.8	1.0
Additions for tax positions of prior years	0.3	—	—
Reduction due to statute expirations	(0.6)	(1.0)	(0.9)
Reduction due to settlement of audits	(0.3)	—	(0.4)

End of year	$5.4	$5.4	$5.6

A deferred tax asset of $1.9 million is associated with the tax contingencies liability at December 31, 2015. If the tax contingencies liability and related deferred tax asset are reversed in future periods, the income tax provision would be favorably affected by $3.5 million. As of December 31, 2015, JCG had $5.4 million of accrued reserves for income tax contingencies. JCG decreased its income tax contingency reserves in 2015 by $0.9 million as a result of the expiration of statutes of limitations and audit settlements, creating a net tax benefit of $0.5 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $1.8 million in the next 12 months primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities on JCG's Consolidated Balance Sheets.

Tax returns filed in previous years are subject to audit by various federal, state and international taxing authorities, and as a result of such audits, additional tax assessments may be proposed. As of December 31, 2015, tax years from 2009 and forward remain subject to audit.

Taxing authorities generally charge interest and may assess penalties in the event that a tax position taken is subsequently reversed upon examination. JCG has accrued interest on its uncertain tax provisions based on the rates specified by the applicable taxing authorities and has recorded the interest as a component of the tax provision. At December 31, 2015, 2014 and 2013, $0.8 million, $0.8 million and $1.3 million, respectively, of accrued interest is included in the liability for tax contingencies. Any potential penalties associated with a tax contingency will also be included as a component of the tax provision in the period in which the assessment of a penalty becomes likely. JCG does not believe that it is subject to any penalties related to its tax contingencies and, therefore, has not accrued a liability for tax penalties.

In the event of an overpayment of income taxes, taxing authorities generally pay interest from the date of the overpayment. JCG records interest income from taxing authorities as a component of the income tax provision.

Note 10 — Other Financial Statement Captions

Other current assets on JCG's Consolidated Balance Sheets at December 31, 2015 and 2014, are composed of the following (in millions):

	December 31,
	2015	2014
Income tax receivable	$11.7	$—
Deferred commissions	4.8	3.9
Prepaid insurance	3.0	3.0
Prepaid information technology maintenance	3.2	3.3
Deferred income taxes	—	32.9
Stock repurchase program funding	—	5.5
Other current assets	18.7	11.2

Total other current assets	$41.4	$59.8

Other accrued liabilities on JCG's Consolidated Balance Sheets at December 31, 2015 and 2014, are composed of the following (in millions):

	December 31,
	2015	2014
Accrued marketing and distribution	$14.6	$15.2
Income tax contingencies	2.2	1.6
Deferred compensation liability	23.0	27.5
Interest payable	6.5	1.4
Income tax payable	—	10.1
Contingent consideration	11.9	8.6
Other accrued liabilities	16.0	13.6

Total other accrued liabilities	$74.2	$78.0

Other income, net on JCG's Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, is composed of the following (in millions):

	Year ended December 31,
	2015	2014	2013
Dividend income	$8.1	$5.6	$3.8
Interest income	0.7	0.6	0.5
Foreign currency gains (losses), net	(5.8)	(3.2)	0.2
Other, net	0.2	—	—

Total other income, net	$3.2	$3.0	$4.5

Note 11 — Noncontrolling Interests

Noncontrolling interests in net income for the years ended December 31, 2015, 2014 and 2013, consisted of the following (in millions):

	Year ended December 31,
	2015	2014	2013
Redeemable noncontrolling interests in:
Consolidated seeded investment products	$0.4	$—	$—
INTECH	0.6	0.5	3.0
Nonredeemable noncontrolling interests in:
Consolidated seeded investment products	—	(0.6)	3.4
Kapstream	1.4	—	—
INTECH	1.1	1.1	1.1

Total noncontrolling interests in net income	$3.5	$1.0	$7.5

Nonredeemable Noncontrolling Interests

At December 31, 2015, noncontrolling interests that are not subject to redemption rights included Kapstream ownership interests and employee ownership interests in INTECH.

Nonredeemable noncontrolling interests as of December 31, 2015 and 2014, are summarized as follows (in millions):

	December 31,
	2015	2014
Nonredeemable noncontrolling interests in:
Consolidated seeded investment products	$—	$41.1
Kapstream	82.9	—
INTECH	6.5	6.2

Total nonredeemable noncontrolling interests	$89.4	$47.3

On July 1, 2015, JCG announced and closed the acquisition of a 51% interest in Kapstream. The nonredeemable noncontrolling interests balance for Kapstream represents the 49% interest owned by Kapstream management.

Redeemable Noncontrolling Interests

As of December 31, 2015 and 2014, redeemable noncontrolling interests are summarized as follows (in millions):

	December 31,
	2015	2014
Consolidated seeded investment products	$13.8	$—
INTECH:
Appreciation rights	3.4	—
Founding member ownership interests	5.2	5.9
Undistributed earnings	(0.6)	(0.5)

Total redeemable noncontrolling interests	$21.8	$5.4

Consolidated Seeded Investment Products

Redeemable noncontrolling interests in consolidated seeded investment products may fluctuate from period to period and are impacted by changes in JCG's relative ownership percentage of seeded products, changes in the amount of third-party investment in seeded products and volatility in the market value of the seeded products' underlying securities. Third-party redemption of investments are redeemed from the respective product's net assets and cannot be redeemed from the assets of other seeded products or from the assets of JCG.

The following table presents a rollforward of noncontrolling interests in consolidated seeded investment products for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year ended December 31,
	2015	2014	2013
Beginning of year balance	$41.1	$8.8	$12.4
Changes in market value	0.3	(0.6)	3.4
Changes in ownership	(27.6)	32.9	(7.0)

End of year balance	$13.8	$41.1	$8.8

Changes in ownership during the year ended December 31, 2015, primarily represent the deconsolidation of the Global Unconstrained Bond Fund within JCG's international trust and the deconsolidation of the Multi-Sector Income Fund. Third-party investment during 2015 brought JCG's ownership below 50%.

INTECH

INTECH ownership interests held by a founding member had an estimated fair value of $5.2 million and $5.9 million as of December 31, 2015 and 2014, respectively, representing approximately a 1.0% aggregate ownership of INTECH for both periods. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interests of INTECH at fair value.

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

Note 12 — Long-Term Incentive Compensation

The components of JCG's long-term incentive compensation expense for the years ended December 31, 2015, 2014 and 2013, are summarized as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Restricted stock awards	$35.1	$27.0	$21.0
Mutual fund share awards	25.3	32.4	38.3
Profits interests and other	16.2	(8.5)	0.7
Stock options	0.2	0.4	3.1

Total long-term incentive compensation	$76.8	$51.3	$63.1

Compensation cost associated with restricted stock includes $1.0 million, $1.7 million and $2.4 million of amortization of INTECH interests granted to certain key employees of INTECH for the years ended December 31, 2015, 2014 and 2013, respectively.

Historical long-term incentive awards have been granted with ratable vesting schedules between three and 10 years. The awards granted in 2015, 2014 and 2013 were generally granted with a four-year ratable vesting schedule and are generally not subject to accelerated vesting.

At December 31, 2015, unrecognized and unearned compensation, net of estimated forfeitures and excluding mark-to-market adjustments on mutual fund share awards, and the weighted-average number of years over which the compensation cost will be recognized are summarized as follows (in millions):

	Unrecognized compensation	Weighted- average years
Restricted stock awards	$87.0	3.1
Profit interests and other	69.2	8.1
Mutual fund share awards	37.7	2.4
Stock options	0.1	0.9

Total	$194.0	4.7

Unrecognized INTECH interests included in restricted stock awards in the table above totaled $1.6 million and will be recognized over a weighted-average period of 3.0 years.

JCG generally grants annual long-term incentive awards in January or February of each year. The 2016 annual grant, not included in the table above, totaled $66.2 million and will generally be recognized ratably over a four-year period. The 2016 annual grant is not subject to performance-based accelerated vesting.

Stock Options

Stock options were granted to employees in 2013. There were no stock options granted to employees in 2014 or 2015.

The fair value of stock options granted to JCG employees in 2013 was estimated on the date of each grant using the Black-Scholes option pricing model with the following assumptions:

2013
Weighted-average fair value of options granted	$4.40
Assumptions:
Dividend yield	2.47%
Expected volatility	64%
Risk-free interest rate	0.84%
Expected life	5 years

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

The table below summarizes JCG's outstanding options, exercisable options and options vested or expected to vest for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at January 1	4,641,563	$13.84	8,985,562	$14.91	12,773,178	$14.56
Granted	—	—	—	—	45,455	9.77
Exercised	(1,276,322)	7.62	(808,583)	9.18	(1,341,502)	5.32
Forfeited	—	—	(7,179)	10.60	(57,218)	11.78
Expired	(1,430,579)	25.74	(3,528,237)	17.65	(2,434,351)	18.33

Outstanding at December 31	1,934,662	$9.13	4,641,563	$13.84	8,985,562	$14.91

Exercisable (1)	1,874,055	$9.14	3,295,557	$8.89	3,215,356	$7.80

Vested or expected to vest	1,934,662	$9.13	4,641,563	$13.84	8,984,974	$14.91

(1)
The number of exercisable options represents instruments for which all vesting criteria have been satisfied and whose exercise price was below the closing price of the Company's common stock as of the end of the period. Options outstanding for which all vesting criteria have been satisified but whose exercise price was above the closing price of the Company's common stock were 1.2 million and 5.2 million as of December 31, 2014 and 2013, respectively. As of December 31, 2015, the exercise price of all outstanding options was below the closing price of the Company's stock.

The following table summarizes the intrinsic value of exercised, outstanding and exercisable options at December 31, 2015, 2014 and 2013 (in millions):

	December 31,
	2015	2014	2013
Exercised	$12.0	$3.3	$5.1
Outstanding	$9.6	$20.1	$15.5
Exercisable	$9.3	$23.9	$14.7

The following table summarizes the information about stock options that were outstanding at December 31, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of options exercisable	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$5 to $10	900,462	0.79	$6.09	839,855	0.60	$5.88
$10 to $15	1,034,200	1.10	11.78	1,034,200	1.10	11.78

$5 to $15	1,934,662	0.96	9.13	1,874,055	0.88	9.14

Restricted Stock Awards

The table below summarizes unvested restricted stock awards for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Unvested at January 1	7,800,654	$11.11	5,838,290	$9.71	4,656,396	$9.55
Granted	3,081,054	17.63	4,361,560	12.45	3,614,397	9.61
Vested	(2,479,700)	10.45	(1,884,731)	10.08	(2,100,456)	9.07
Forfeited	(197,640)	12.94	(514,465)	10.20	(332,047)	10.51

Unvested at December 31	8,204,368	$13.73	7,800,654	$11.11	5,838,290	$9.71

The total fair value of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013, was $42.0 million, $21.6 million and $20.0 million, respectively.

Price-Vesting Units

JCG granted 249,100 price-vesting units to its Chief Executive Officer on December 30, 2011, valued at $1.2 million. These price-vesting units comprise two tranches of $0.6 million each. The first tranche is subject to a stock price hurdle representing a 27% premium over the $6.31 closing price of the Company's common stock on the date of grant, and the second tranche is subject to a stock price hurdle representing a 58% premium over the same closing price. Both tranches vest ratably over a four-year service period. To achieve each price hurdle, the Company's common stock must close at or above the prescribed price for 20 consecutive trading days at any time during the service period of the award. The units only vest if both the price hurdle and the service conditions are met. The stock price hurdle associated with the first tranche was achieved in 2012 and 29,400 units vested annually in 2012, 2013, 2014 and 2015. The stock price hurdle associated with the second tranche was achieved in December 2013; 65,750 units vested in 2013 and 32,875 units vested in both 2014 and 2015. As of December 31, 2015, the price-vesting units were fully vested. The price-vesting units award is required to be amortized using the graded-vesting method due to the underlying market conditions as represented by the stock price hurdles. In addition, the expense was recognized irrespective of achieving the price hurdles provided service conditions are satisfied.

JCG granted 89,933 price-vesting units to its Chief Executive Officer on December 31, 2013, valued at $1.2 million. These price-vesting units may or may not vest, in whole or in part, three years after the date of grant, depending on JCG's three-year operating profit margin performance during the vesting period. If JCG's three-year operating margin performance is less than or equal to 27%, none of the shares will vest. Alternatively, if JCG's three-year operating margin performance equals 31%, 100% of the shares will vest. If JCG's three-year operating margin performance is greater than or equal to 35%, 200% of the shares will vest. All intermediate amounts between 27%, 31% and 35% will be interpolated on a straight-line basis.

JCG granted 76,682 price-vesting units to its Chief Executive Officer on December 31, 2014, valued at $2.2 million. These price-vesting units may or may not vest, in whole or in part, three years after the date of grant, depending on JCG's three-year operating profit margin performance during the vesting period. If JCG's three-year operating margin performance is less than or equal to 24%, none of the shares will vest. Alternatively, if JCG's three-year operating margin performance equals 28%, 100% of the shares will vest. If JCG's three-year operating margin performance is greater than or equal to 32%, 200% of the shares will vest. All intermediate amounts between 24%, 28% and 32% will be interpolated on a straight-line basis.

JCG granted 138,901 price-vesting units to its Chief Executive Officer on December 31, 2015, valued at $1.9 million. These price-vesting units may or may not vest in whole or in part, three years after the date of grant, depending on JCG's three-year Total Shareholder Return ("TSR") performance relative to a peer group during the vesting period.

Mutual Fund Share Awards

During 2015, 2014 and 2013, JCG granted employees $23.2 million, $22.7 million and $38.1 million, respectively, in awards that are indexed to certain mutual funds managed by the Company. The 2013 grant includes $16.0 million of performance-based mutual fund share awards. The performance-based mutual fund share awards vest five years after the grant date if certain performance criteria are achieved. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding.

At December 31, 2015, the cost basis of unvested awards totaled $58.9 million and the fair value totaled $63.6 million.

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

On November 18, 2013, Perkins granted additional senior profits interests awards, which fully vest on December 31, 2018, and are entitled to a total of 10% of Perkins' annual taxable income. The entitlement to a percentage of Perkins' annual taxable income over the vesting period is tiered and starts at 2% in 2015 and increases 2% each year thereafter until reaching 10% after fully vesting on December 31, 2018. In addition, these awards have a formula-driven terminal value based on Perkins' revenue. JCG can call and terminate any or all of the awards on December 31, 2018, and each year thereafter. Holders of such interests can require JCG to purchase the interests in exchange for the then-applicable formula price on December 31, 2018. The senior profits interests are also subject to termination at premiums or discounts to the formula at the option of JCG or certain employees, as applicable, upon certain corporate or employment-related events affecting Perkins or certain employees. As of December 31, 2015, the formula-driven value was zero and there was no liability on JCG's Consolidated Balance Sheets associated with the Perkins senior profits interests awards granted in 2013.

INTECH Long-Term Incentive Awards

In October 2014, INTECH granted long-term incentive awards to retain and incentivize employees. The awards consist of appreciation rights, profits interests and phantom interests and are designed to give recipients an equity-like stake in INTECH. The profits interests and phantom interests awards entitles recipients to 9.1% of INTECH's pre-incentive profits and replace a portion of the prior discretionary bonus pool. In July 2015 and October 2015, additional phantom interests were granted to certain employees. As of December 31, 2015, total profits interests and phantom interests awarded entitles recipients to 9.2% of INTECH's pre-incentive profits.

The October 2014 appreciation rights have a grant date fair value of $23.2 million, which will be amortized on a straight-line basis over the 10-year vesting schedule, and are exercisable upon termination of employment from INTECH and to the extent vested. Upon exercise, the appreciation rights are settled in INTECH equity. The fair value of the appreciation rights was estimated using the Black-Scholes option pricing model with the following assumptions:

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

In February 2015, INTECH granted appreciation rights as part of its annual grant. The appreciation rights have a grant date fair value of $2.0 million, which will be amortized on a straight-line basis over the four-year vesting schedule and are exercisable upon termination of employment from INTECH and to the extent vested. Upon exercise, the appreciation rights are settled in INTECH equity. The fair value of the appreciation rights was estimated using the Black-Scholes option pricing model with the following assumptions:

Assumptions:
Dividend yield	2.56%
Expected volatility	30%
Risk-free interest rate	1.81%
Expected life	6 years

The dividend yield and expected volatility were determined using historical data from publicly-traded peers. The risk-free interest rate is based on the average of the five-year and seven-year U.S. Treasury Note at the time of the grant. The expected life of the appreciation rights was estimated based upon the assumption that recipients terminate upon vesting and exercise 25% of their rights each year over the following four years.

In July 2015 and October 2015, additional phantom interests were granted to certain employees.

INTECH profits interests and phantom interests entitle holders to periodic distributions of a portion of INTECH operating income. Distributions are made during employment and, for profits interests, post-employment for up to 10 years. Phantom interests are entitled to a one-time distribution at termination of employment. Compensation expense for post-employment distributions is based upon the present value of expected future distributions and will be recognized pro rata over the 10-year vesting schedule for profits interests and five years for phantom interests. The present value of these payments was determined using a 2% discount rate, which represents the interest rate on a 20-year U.S. Treasury note. As of December 31, 2015, the total undiscounted estimated post-employment payments for profits interests and phantom interests is $54.1 million (the majority will not be paid until 10 to 20 years after the grant date). The estimated post-employment payments will be evaluated and adjusted quarterly, as necessary, with changes recorded in results of operations.

Long-Term Incentive Stock Plans

On May 10, 2005, JCG shareholders approved the 2005 Long-Term Incentive Stock Plan ("2005 Plan"), which allowed the Board of Directors to grant up to 15.0 million shares of equity-based awards, including stock options and restricted stock. Subsequent to the annual grant in January 2016, 3.3 million shares of stock options and less than 0.1 million shares of restricted stock are available to be granted under the 2005 Plan.

On April 29, 2010, JCG shareholders approved the 2010 Long-Term Incentive Stock Plan ("2010 Plan"), which allows JCG to grant up to 4.4 million shares of equity-based awards, including stock options and restricted stock. On April 26, 2012, JCG shareholders approved an amendment to the 2010 Plan to increase the number of shares available to grant by 9.0 million shares. On April 24, 2015, JCG shareholders approved an amendment to the 2010 Plan to increase the number of shares available to grant by 11.0 million shares for a total of 24.4 million shares of equity-based awards available to grant under the 2010 Plan. Subsequent to the annual grant in January 2016, approximately 7.8 million shares of equity-based awards are available to be granted under the 2010 Plan.

JCG also has a 2012 Employment Inducement Award Plan ("EIA Plan") with 0.8 million shares of equity-based awards available to be granted as of December 31, 2015. The EIA Plan is not a shareholder-approved plan.

Note 13 — Employee Benefit Plans

Substantially all full-time employees of JCG are eligible to participate in a company-sponsored 401(k), Employee Stock Ownership Plan ("ESOP") and profit-sharing plan (collectively, the "401(k) Plan"). During the years ended December 31, 2015 and 2014, JCG matched a maximum of 4% of employee eligible compensation in the 401(k) Plan. During the year ended December 31, 2013, JCG matched a maximum of 3% of employee-eligible compensation in the 401(k) Plan. Effective January 1, 2016, JCG increased its matching contribution to 4.5% of employee-eligible compensation in the 401(k) Plan.

Eligible employees with Janus before January 1, 2014, vest immediately in company-matched 401(k) contributions while employees who started employment after January 1, 2014, vest ratably over five years. Contributions to the ESOP and the profit-sharing components of the 401(k) Plan are made at the discretion of the Board of Directors' Compensation Committee. There were no contributions made to the ESOP and profit-sharing plans for 2015, 2014 or 2013. Participants vest ratably in the ESOP and profit-sharing contributions over a five-year period. Expenses related to the 401(k) Plan and equivalent plans internationally were $6.8 million, $6.3 million and $4.7 million in 2015, 2014 and 2013, respectively.

The Company also maintains deferred compensation plans for certain highly compensated employees and members of its Board of Directors. At December 31, 2015 and 2014, the fair value of investments related to deferred compensation plans totaled $16.3 million and $13.0 million, respectively. See Note 2 — Summary of Significant Accounting Policies for a further discussion of the Company's deferred compensation plans.

Note 14 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2015 and 2014, are as follows (in millions):

	Year ended December 31,
	2015			2014
	Available-for-sale securities	Foreign currency	Total	Available-for-sale securities	Foreign currency	Total
Beginning balance	$0.9	$(2.3)	$(1.4)	$1.2	$(2.3)	$(1.1)
Other comprehensive income (loss) before reclassifications	(2.2)	(4.3)	(6.5)	1.9	—	1.9
Amounts reclassified from accumulated other comprehensive loss to:
Investment gains (losses), net	(1.0)	—	(1.0)	(2.2)	—	(2.2)

Total other comprehensive loss, net of tax	(3.2)	(4.3)	(7.5)	(0.3)	—	(0.3)

Ending balance	$(2.3)	$(6.6)	$(8.9)	$0.9	$(2.3)	$(1.4)

The components of other comprehensive income (loss), net of tax for the years ended December 31, 2015, 2014 and 2013, are as follows (in millions):

Year ended December 31, 2015	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized loss on available-for-sale securities	$(3.6)	$1.4	$(2.2)
Foreign currency translation adjustments	(4.3)	—	(4.3)
Reclassification for items included in net income	(1.6)	0.6	(1.0)

Total other comprehensive loss	$(9.5)	$2.0	$(7.5)

Year ended December 31, 2014	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$3.0	$(1.1)	$1.9
Reclassification for items included in net income	(3.5)	1.3	(2.2)

Total other comprehensive loss	$(0.5)	$0.2	$(0.3)

Year ended December 31, 2013	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$0.2	$(0.1)	$0.1
Reclassification for items included in net income	(2.9)	1.1	(1.8)

Total other comprehensive loss	$(2.7)	$1.0	$(1.7)

Note 15 — Earnings and Dividends per Share

Earnings per Share

The following is a summary of the earnings per share calculation for the years ended December 31, 2015, 2014 and 2013 (in millions, except per share data):

	Year ended December 31,
	2015	2014	2013
Net income attributable to JCG	$155.8	$154.4	$114.7
Less: Allocation of earnings to participating restricted stock awards	5.5	5.1	—

Net income attributable to JCG common shareholders	$150.3	$149.3	$114.7

Weighted-average common shares outstanding — basic	179.7	182.2	184.6
Diluted effect of:
2018 Convertible Notes	3.7	1.5	—
Stock warrants	2.5	—	—
Stock options, restricted stock and other	0.9	1.2	1.3

Weighted-average diluted common shares outstanding — diluted	186.8	184.9	185.9

Earnings per share:
Basic earnings per share	$0.84	$0.82	$0.62

Diluted earnings per share	$0.80	$0.81	$0.62

The following stock options, unvested nonparticipating restricted stock and price-vesting units are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Year ended December 31,
	2015	2014	2013
Employee stock options	—	1.5	7.0
Unvested nonparticipating restricted stock and price-vesting units	0.2	0.4	1.2

All shares held in the JCG ESOP are treated as outstanding for purposes of computing basic earnings per share.

Dividends per Share

The payment of cash dividends is within the discretion of JCG's Board of Directors and depends on many factors, including, but not limited to, JCG's results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements. Dividends are subject to quarterly declaration by JCG's Board of Directors.

The following is a summary of cash dividends declared and paid for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
Dividends paid per share	$0.35	$0.31	$0.21

On January 19, 2016, JCG's Board of Directors declared a regular quarterly cash dividend of $0.09 per share. The quarterly dividend will be paid on February 25, 2016, to stockholders of record at the close of business on February 12, 2016.

Note 16 — Commitments and Contingencies

Operating and Capital Leases

JCG rents office space and equipment under the terms of various operating lease agreements. As of December 31, 2015, future minimum rental commitments under non-cancelable operating and capital leases are as follows (in millions):

Year ended December 31,	Amount
2016	$18.7
2017	17.5
2018	16.0
2019	12.8
2020	11.1
Thereafter	42.6

Total	$118.7

Rent expense was $17.9 million, $17.0 million and $16.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

JCG's capital lease obligations represent leased computer equipment. The carrying value of the obligations at December 31, 2015 and 2014, totaled $5.6 million and $0.8 million, respectively, and is included in other accrued liabilities and other non-current liabilities on JCG's Consolidated Balance Sheets. The related lease terms extend through December 31, 2020.

Litigation and Other Regulatory Matters

JCG is periodically involved in various legal proceedings and other regulatory matters. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JCG's consolidated financial statements.

Investment Management Agreements

Most of JCG's revenues are derived pursuant to investment management agreements with its investment advisory clients. Investment management agreements with mutual funds may be terminated by either party with notice, or terminated in the event of an "assignment" (as defined in the Investment Company Act of 1940 as amended (the "1940 Act")), and must be approved and renewed annually by the disinterested members of each fund's trustees, or its shareowners, as required by law. Generally, any change in control of JCG would constitute an assignment under the 1940 Act. In addition, a mutual fund's trustees or directors may terminate these investment management agreements upon written notice for any reason.

Note 17 — Related Party Transactions

JCG earns fees from the various registered investment companies for which it acts as investment advisor. Accounts receivable include amounts due from these investment companies. The table below presents this related party activity for the years ended and as of December 31, 2015, 2014 and 2013 (in millions):

	Year ended December 31,
	2015	2014	2013
Investment management, performance and shareowner servicing fees	$862.1	$762.1	$696.9
12b-1 plan fees earned (1)	$6.6	$5.0	$6.3

	As of December 31,
	2015	2014	2013
Accounts receivable from registered investment companies	$81.0	$76.9	$59.3
(1)
The annual marketing or distribution fees on a mutual fund.

The Dai-ichi Life Insurance Company ("Dai-ichi Life") is a significant shareholder of the Company. Investment management fees earned from Dai-ichi Life and its affiliates (included in the table above) for the years ended December 31, 2015, 2014 and 2013, were $19.4 million, $14.7 million and $8.9 million, respectively.

Note 18 — Shareholder Rights Plan

JCG does not currently have a Shareholder Rights Plan ("Rights Plan") in place as JCG's Board of Directors let the previous Rights Plan expire by its terms in June 2010. The Board of Directors reserves the right to implement a new Rights Plan at any time.

Note 19 — Geographic Information

The following summary provides information concerning JCG's principal geographic areas for the years ended and as of December 31, 2015, 2014 and 2013 (in millions):

	Year ended December 31,
Revenues	2015	2014	2013
U.S.	$909.1	$827.7	$768.6
International	167.1	125.5	105.3

Total	$1,076.2	$953.2	$873.9

	As of December 31,
Long-lived assets	2015	2014	2013
U.S.	$1,742.2	$1,736.5	$1,710.8
International	178.4	4.6	4.8

Total	$1,920.6	$1,741.1	$1,715.6

International revenues and assets are attributed to countries based on the location in which revenues are earned, primarily the United Kingdom and Australia.

Note 20 — Selected Quarterly Financial Data (Unaudited)

	2015
(in millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$262.7	$271.9	$273.8	$267.8	$1,076.2
Operating income	76.0	82.1	83.4	80.8	322.3
Net income	46.2	44.9	19.9	48.3	159.3
Noncontrolling interests	(1.6)	(0.2)	—	(1.7)	(3.5)
Net income attributable to JCG	44.6	44.7	19.9	46.6	155.8
Basic earnings per share attributable to JCG common shareholders	$0.24	$0.24	$0.11	$0.25	$0.84
Diluted earnings per share attributable to JCG common shareholders	$0.23	$0.23	$0.10	$0.25	$0.80

	2014
(in millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$230.2	$231.2	$237.0	$254.8	$953.2
Operating income	66.9	70.7	71.6	80.5	289.7
Net income	31.1	36.9	40.6	46.8	155.4
Noncontrolling interests	(0.6)	(0.6)	0.3	(0.1)	(1.0)
Net income attributable to JCG	30.5	36.3	40.9	46.7	154.4
Basic earnings per share attributable to JCG common shareholders	$0.16	$0.19	$0.22	$0.25	$0.82
Diluted earnings per share attributable to JCG common shareholders	$0.16	$0.19	$0.22	$0.24	$0.81

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Controls and Procedures

As of December 31, 2015, JCG's management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed by the Company to seek to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the U.S. Securities and Exchange Commission. Richard M. Weil, Chief Executive Officer, and Jennifer J. McPeek, Executive Vice President and Chief Financial Officer, reviewed and participated in management's evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Ms. McPeek concluded that as of the date of their evaluation, JCG's disclosure controls and procedures were effective.

There has been no change in JCG's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2015 that has materially affected, or is reasonably likely to materially affect, JCG's internal controls over financial reporting.

JCG's Management Report on Internal Control over Financial Reporting and Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm, which contains its attestation on JCG's internal control over financial reporting, are incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Items 10, 11, 12, 13 and 14

The Company's Proxy Statement for its 2016 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   List of Documents Filed as Part of This Report

(1)
Financial Statements

The financial statements and related notes, together with the report of Deloitte & Touche LLP dated February 24, 2016, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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
4.10	Form of 0.75% Convertible Senior Notes due 2018, is hereby incorporated by reference from Exhibit 4.10.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)
4.10.1
Officers' Certificate pursuant to the Indenture establishing the terms of the 2018 Notes (as per Exhibit 4.10 above) is hereby incorporated by reference from Exhibit 4.10.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)
4.11	4.875% Senior Notes Due 2025 Prospectus Supplement (to Prospectus dated March 14, 2013) is hereby incorporated by reference from Form 424B5 filed July 30, 2015 (File No. 333-187263)
4.11.1
Officer's Certificate pursuant to the Indenture establishing the terms of the 2025 Senior Notes is hereby incorporated by reference from Exhibit 4.1 to JCG's Current Report on Form 8-K, dated July 28, 2015 (File No. 001-15253)
4.11.2	Form of Global Notes for the 2025 Senior Notes is hereby incorporated by reference from Exhibit 4.2 to JCG's Current Report on Form 8-K, dated July 31, 2015 (File No. 001-15253)
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
10.3
Amended and Restated Limited Liability Company Agreement of Janus Capital Management LLC, dated as of March 13, 2002, is hereby incorporated by reference to JCG's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15253)
10.4
Janus Capital Group Inc. Amended and Restated 2004 Employment Inducement Award Plan, effective as of January 22, 2008, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 10-Q for the quarterly period ended September 30, 2008 (File No. 001-15253)*
10.5
Janus Capital Group Inc. 2012 Employment Inducement Award Plan, effective as of January 24, 2012, and amended and restated effective November 28, 2014 is hereby incorporated by reference from Exhibit 4.1 to JCG's Form S-8 filed on December 1, 2014 (File No. 333-200662)*
10.6
Janus Capital Group Inc. Second Amended and Restated Mutual Fund Share Investment Plan, effective July 22, 2013, is hereby incorporated by reference from Exhibit 10.9.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)
10.7
Janus Capital Group Inc. Management Incentive Compensation Plan, effective January 1, 2013, is hereby incorporated by reference from Appendix A to JCG's 2013 Proxy Statement on Schedule 14A (File No. 001-15253)*
10.8
Janus Capital Group Inc. 401(k) and Employee Stock Ownership Plan ("Janus 401(k) Plan"), as amended and restated effective January 1, 2014, is hereby incorporated by reference from Exhibit 10.8 to JCG's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-15253)
10.9.1
Amendment No. 1 to Janus 401(k) Plan, effective January 1, 2014, is hereby incorporated by reference from Exhibit 10.9 to JCG's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-15253)
10.9.2	Amendment No. 2 to Janus 401(k) Plan, effective January 1, 2015, is attached to this Form 10-K as Exhibit 10.9.2
10.9.3	Amendment No. 3 to Janus 401(k) Plan, effective January 1, 2016, is attached to this Form 10-K as Exhibit 10.9.3
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
10.12.1
Amendment to Amended and Restated Directors' Deferred Fee Plan, effective as of December 19, 2013, is hereby incorporated by reference from Exhibit 10.15.1 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)*
10.13.1
Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted to executive officers in 2009, is hereby incorporated by reference from Exhibit 10.17.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15253)*
10.13.2
Form of Long-Term Incentive Acceptance Form with Appendix A (Restricted Stock), Appendix B (Stock Options) and Appendix C (Mutual Fund Units), effective for awards granted to executive officers in 2010, is hereby incorporated by reference from Exhibit 10.17.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15253)*
10.13.3
Form of Long-Term Incentive Acceptance Form for Restricted Stock and Mutual Fund Units, effective for awards granted to executive officers in 2011, is hereby incorporated by reference from Exhibit 10.7.5 to JCG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-15253)*
10.13.4
Form of Long-Term Incentive Acceptance Form for Stock Options, Restricted Stock and Mutual Fund Units, effective for awards granted to executive officers in 2012, is hereby incorporated by reference from Exhibit 10.16.4 to JCG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-15253)*
10.13.5
Form of Long-Term Incentive Acceptance Form for Restricted Stock, Stock Options and Mutual Fund Units, effective for awards granted to executive officers in 2013, is hereby incorporated by reference from Exhibit 10.16.5 to JCG's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15253)*
10.13.6
Form of Performance Share Unit Award, effective for awards granted to the Company's Chief Executive Officer in 2013, is hereby incorporated by reference from Exhibit 10.16.7 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)*
10.13.7
Form of Performance Share Unit Award, effective for awards granted to the Company's Chief Executive Officer in 2014, is hereby incorporated by reference from Exhibit 10.13.7 to JCG's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-15253)*
10.13.8	Form of Performance Share Unit Award, effective for awards granted to the Company's Chief Executive Officer in 2015, is attached to this Form 10-K as Exhibit 10.13.8*
10.14
Amended and Restated Janus Capital Group Inc. 2005 Long-Term Incentive Stock Plan, effective January 22, 2008, is hereby incorporated by reference from Exhibit 10.2 to JCG's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-15253)*

10.15	Janus Capital Group Inc. Amended and Restated 2010 Long-Term Incentive Stock Plan, effective July 22, 2013, is hereby incorporated by reference from Exhibit 10.18.3 to JCG's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)*
10.15.1
Amendment to the Amended and Restated 2010 Long-Term Incentive Stock Plan, effective April 24, 2015, is hereby incorporated by reference from Appendix A to JCG's 2015 Proxy Statement on Schedule 14A (File No. 001-15253)*
10.16
Change in Control Agreement by and between Janus Capital Group Inc. and Richard M. Weil, dated February 1, 2010, is hereby incorporated by reference from Exhibit 10.2 to JCG's Form 8-K, dated February 4, 2010 (File No. 001-15253)*
10.17	Summary of Janus Capital Group Inc. Outside Director Compensation Program effective May 1, 2015, is attached to this Form 10-K as Exhibit 10.17*
10.18
Offer letter for Richard M. Weil dated January 6, 2010, is hereby incorporated by reference from Exhibit 10.30 to JCG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15253)*
10.19	Janus Capital Variable Compensation Program, dated January 1, 2015, is attached to this Form 10-K as Exhibit 10.19*
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

(c)   Exhibits

JANUS CAPITAL GROUP INC.
2015 FORM 10-K ANNUAL REPORT
INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
10.9.2	Amendment No. 2 to Janus 401(k) Plan, effective January 1, 2015, is attached to this Form 10-K as Exhibit 10.9.2	10
10.9.3	Amendment No. 3 to Janus 401(k) Plan, effective January 1, 2016, is attached to this Form 10-K as Exhibit 10.9.3	10
10.13.8	Form of Performance Share Unit Award, effective for awards granted to the Company's Chief Executive Officer in 2015, is attached to this Form 10-K as Exhibit 10.13.8*	10
10.17	Summary of Janus Capital Group Inc. Outside Director Compensation Program effective May 1, 2015, is attached to this Form 10-K as Exhibit 10.17*	10
10.19	Janus Capital Variable Compensation Program, dated January 1, 2015, is attached to this Form 10-K as Exhibit 10.19*	10
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K	12
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K	21
23.1	The Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	23
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31
31.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant	31
32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
101.INS	XBRL Insurance Document	101
101.SCH	XBRL Taxonomy Extension Schema Document	101
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Capital Group Inc.
By:	/s/ RICHARD M. WEIL Richard M. Weil Chief Executive Officer

February 24, 2016

The officers and directors of Janus Capital Group Inc., whose signatures appear below, hereby constitute and appoint David W. Grawemeyer or Jennifer J. McPeek, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2015, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2016.

Signature	Title

/s/ RICHARD M. WEIL Richard M. Weil	Director and Chief Executive Officer (Principal Executive Officer)
/s/ JENNIFER J. MCPEEK Jennifer J. McPeek	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ BRENNAN A. HUGHES Brennan A. Hughes	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)
/s/ GLENN S. SCHAFER Glenn S. Schafer	Chairman of the Board
/s/ TIMOTHY K. ARMOUR Timothy K. Armour	Director
/s/ G. ANDREW COX G. Andrew Cox	Director

Signature	Title

/s/ JEFFREY J. DIERMEIER Jeffrey J. Diermeier	Director
/s/ EUGENE FLOOD, JR. Eugene Flood, Jr.	Director
/s/ J. RICHARD FREDERICKS J. Richard Fredericks	Director
/s/ DEBORAH R. GATZEK Deborah R. Gatzek	Director
/s/ LAWRENCE E. KOCHARD Lawrence E. Kochard	Director
/s/ ARNOLD A. PINKSTON Arnold A. Pinkston	Director
/s/ BILLIE I. WILLIAMSON Billie I. Williamson	Director
/s/ TATSUSABURO YAMAMOTO Tatsusaburo Yamamoto	Director