Form 10-Q
period 2016-06-30
JANUS CAPITAL GROUP INC
filed 2016-07-26
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 21, 2016, there were 183,545,548 shares of the Company’s common stock, $0.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	June 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$337.1	$364.4
Investment securities	267.3	327.1
Accounts receivable	125.5	137.8
Other current assets	54.6	40.0
Assets of consolidated VIEs:
Cash and cash equivalents	2.2	—
Investment securities	49.2	—
Accounts receivable	1.0	—
Total current assets	836.9	869.3

Other assets:
Property and equipment, net	37.0	38.7
Intangible assets, net	1,348.6	1,352.5
Goodwill	604.9	602.8
Other non-current assets	12.4	4.4
Total assets	$2,839.8	$2,867.7

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$6.6	$6.9
Accrued compensation and benefits	72.6	145.3
Current portion of long-term debt	109.2	107.5
Other accrued liabilities	65.2	74.2
Liabilities of consolidated VIEs:
Accounts payable and other accrued liabilities	1.2	—
Total current liabilities	254.8	333.9

Other liabilities:
Long-term debt	295.0	294.8
Deferred income taxes, net	520.1	498.9
Other non-current liabilities	52.7	46.2
Total liabilities	1,122.6	1,173.8

Commitments and contingencies

Redeemable noncontrolling interests	30.3	21.8

Equity:
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 183,580,931 and 183,660,673 shares outstanding, respectively)	1.8	1.8
Retained earnings	1,597.8	1,589.8
Accumulated other comprehensive loss, net of tax	(5.9)	(8.9)
Total JCG shareholders’ equity	1,593.7	1,582.7
Noncontrolling interests	93.2	89.4
Total equity	1,686.9	1,672.1
Total liabilities, redeemable noncontrolling interests and equity	$2,839.8	$2,867.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Investment management fees	$217.9	$233.7	$428.2	$456.3
Performance fees	(8.3)	(4.4)	(10.7)	(6.7)
Shareowner servicing fees and other	42.3	42.6	82.9	85.0
Total revenue	251.9	271.9	500.4	534.6

Operating expenses:
Employee compensation and benefits	83.6	91.2	171.5	182.6
Long-term incentive compensation	19.0	19.7	38.5	39.9
Marketing and advertising	6.9	5.5	12.2	11.2
Distribution	33.3	34.7	65.7	68.9
Depreciation and amortization	8.9	7.6	18.0	15.0
General, administrative and occupancy	32.3	31.1	64.0	58.9
Total operating expenses	184.0	189.8	369.9	376.5

Operating income	67.9	82.1	130.5	158.1

Interest expense	(5.1)	(7.2)	(10.3)	(14.5)
Investment gains (losses), net	0.7	(3.1)	2.9	1.3
Investment losses within consolidated VIEs, net	—	—	(0.5)	—
Other income (expense), net	1.2	(2.2)	3.0	(2.3)
Income before taxes	64.7	69.6	125.6	142.6
Income tax provision	(24.5)	(24.7)	(48.4)	(51.5)
Net income	40.2	44.9	77.2	91.1
Noncontrolling interests	(1.2)	(0.2)	(3.1)	(1.8)
Net income attributable to JCG	$39.0	$44.7	$74.1	$89.3

Earnings per share attributable to JCG common shareholders:
Basic	$0.21	$0.24	$0.40	$0.48
Diluted	$0.21	$0.23	$0.39	$0.46

Other comprehensive income, net of tax:
Net unrealized gain (loss) on available-for-sale securities	$0.1	$(1.0)	$0.8	$(0.7)
Foreign currency gain (loss)	(2.6)	—	2.2	—
Total other comprehensive income (loss), net of tax	(2.5)	(1.0)	3.0	(0.7)

Comprehensive income	37.7	43.9	80.2	90.4
Comprehensive income attributable to noncontrolling interests	(1.2)	(0.2)	(3.1)	(1.8)
Comprehensive income attributable to JCG	$36.5	$43.7	$77.1	$88.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended
	June 30,
	2016	2015
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$77.2	$91.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	18.0	15.0
Deferred income taxes	20.0	31.9
Amortization of stock-based compensation	28.5	26.0
Investment gains, net	(2.9)	(1.3)
Investment losses within consolidated VIEs, net	0.5	—
Amortization of debt discounts, premiums and deferred issuance costs	2.2	2.1
Payment of deferred commissions, net	(3.6)	(6.6)
Other, net	3.0	3.9
Changes in working capital items:
Accounts receivable	12.3	(3.2)
Other current assets	(10.5)	(54.4)
Accounts payable and accrued compensation payable	(79.8)	(61.6)
Other current and non-current liabilities	(7.3)	(14.5)
Net operating activities	57.6	28.4

Investing activities:
Purchase of property and equipment	(4.4)	(4.6)
Purchases and settlements of investment securities	(42.2)	(61.9)
Purchases and settlements of investments in consolidated VIEs	(15.4)	—
Proceeds from sales, settlements and maturities of investment securities	14.2	30.4
Proceeds from sales, settlements and maturities of investments in consolidated VIEs	49.2	—
Sales (purchases) of securities by consolidated seeded investment products, net (See Note 1)	10.3	(24.8)
Escrow of cash for acquisition	—	(88.7)
Net investing activities	11.7	(149.6)

Financing activities:
Purchase of noncontrolling interests	—	(0.1)
Distributions to noncontrolling interests	(1.7)	(1.5)
Proceeds from stock option exercises and employee stock purchases	7.2	7.8
Excess tax benefit from equity-based compensation	2.9	7.6
Principal payments under capital lease obligations	(0.7)	(0.4)
Third-party investments (redemptions) in consolidated seeded investment products, net (See Note 1)	(10.3)	24.8
Repurchase of common stock	(56.8)	(34.7)
Dividends paid to JCG shareholders	(37.0)	(31.8)
Net financing activities	(96.4)	(28.3)

Cash and cash equivalents:
Effect of foreign exchange rate changes	(0.2)	(3.8)
Net change	(27.3)	(153.3)
At beginning of period	364.4	452.5
At end of period	$337.1	$299.2

Supplemental cash flow information:
Cash paid for interest	$7.8	$12.0
Cash paid for income taxes, net of refunds	$32.6	$67.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

				Accumulated
				other	Nonredeemable
		Common	Retained	comprehensive	noncontrolling	Total
	Shares	stock	earnings	loss	interests	equity

Balance at December 31, 2014	185.2	$1.9	$1,540.3	$(1.4)	$47.3	$1,588.1
Net income	—	—	89.3	—	0.6	89.9
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Amortization of stock-based compensation	—	—	18.1	—	0.5	18.6
Amortization of INTECH appreciation rights	—	—	—	—	(0.6)	(0.6)
Issuance and forfeitures of restricted stock awards, net	2.8	—	—	—	—	—
Stock option exercises and employee stock purchases	0.9	—	7.8	—	—	7.8
Tax impact of stock-based compensation	—	—	2.5	—	—	2.5
Changes in noncontrolling interests in consolidated investment products	—	—	—	—	(41.1)	(41.1)
Distributions to noncontrolling interests	—	—	—	—	(0.9)	(0.9)
Change in fair value of redeemable noncontrolling interests	—	—	(0.2)	—	—	(0.2)
Purchase of noncontrolling interests	—	—	—	—	(0.1)	(0.1)
Repurchase of common stock	(2.0)	—	(34.7)	—	—	(34.7)
Dividends paid to JCG shareholders	—	—	(31.8)	—	—	(31.8)
Balance at June 30, 2015	186.9	$1.9	$1,591.3	$(2.1)	$5.7	$1,596.8

Balance at December 31, 2015	183.7	$1.8	$1,589.8	$(8.9)	$89.4	$1,672.1
Net income	—	—	74.1	—	2.4	76.5
Other comprehensive income	—	—	—	3.0	2.1	5.1
Amortization of stock-based compensation	—	—	19.7	—	0.3	20.0
Amortization of INTECH appreciation rights	—	—	—	—	0.1	0.1
Issuance and forfeitures of restricted stock awards, net	3.0	—	—	—	—	—
Stock option exercises and employee stock purchases	1.1	—	7.2	—	—	7.2
Tax impact of stock-based compensation	—	—	0.3	—	—	0.3
Distributions to noncontrolling interests	—	—	—	—	(1.1)	(1.1)
Change in fair value of redeemable noncontrolling interests	—	—	0.5	—	—	0.5
Repurchase of common stock	(4.2)	—	(56.8)	—	—	(56.8)
Dividends paid to JCG shareholders	—	—	(37.0)	—	—	(37.0)
Balance at June 30, 2016	183.6	$1.8	$1,597.8	$(5.9)	$93.2	$1,686.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of the management of Janus Capital Group Inc. (collectively, “JCG” or “the Company”), the accompanying interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of JCG in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All such adjustments are of a normal recurring nature. Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date, and the Company has determined that there were no subsequent events that require disclosure. These financial statements should be read in conjunction with the annual consolidated financial statements presented in JCG’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Certain prior period amounts have been revised to conform to current period presentation. Third-party sales and redemptions of consolidated seeded investment products were incorrectly netted against the associated purchases and sales of investment securities within investing activities on JCG’s Condensed Consolidated Statements of Cash Flows. Sales and redemptions of consolidated seeded investment products should be presented as a financing activity, and the offsetting purchases and sales of investment securities within the consolidated seeded investment products should be presented as an investing activity. Cash flows related to consolidated seeded investment products are now presented on a gross basis, within the “Sales (purchases) of securities by consolidated seeded investment products” and “Third-party investments (redemptions) in consolidated seeded investment products” captions on JCG’s Condensed Consolidated Statements of Cash Flows. Net investing activities were previously reported as ($124.8) million for the six months ended June 30, 2015, and were adjusted by ($24.8) million. Net financing activities were previously reported as ($53.1) million for the six months ended June 30, 2015, and were adjusted by $24.8 million. The corrections had no impact on the net change in cash and cash equivalents for the six months ended June 30, 2015.

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

In April 2015, the FASB issued an amendment to its debt standard requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts and premiums. The standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company retrospectively adopted this new accounting standard during the first quarter 2016 and reclassified the December 31, 2015, debt issuance cost balances of $1.4 million and $2.4 million from other current assets and other non-current assets to current portion of long-term debt and long-term debt, respectively, on JCG’s Condensed Consolidated Balance Sheets.

In January 2016, the Company adopted the recently amended consolidation guidance issued by the FASB on a modified retrospective basis. The amended guidance eliminated the deferral for investment funds and modified the analysis for determining if an entity is a variable interest entity (“VIE”). The amended VIE analysis changed the assessment of kick-out rights and fees paid to a service provider when decision-making over an entity’s most significant activities has been outsourced. Additionally, limited partnerships and similar entities are now considered VIEs under the amended guidance unless limited partners hold substantive kick-out rights or participation rights. Refer to Note 2 for further discussion.

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

In March 2016, the FASB issued an accounting standard update that simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company is evaluating the effect of adopting this new accounting standard.

Note 2 — Consolidation

As discussed above, JCG adopted amended consolidation accounting guidance effective January 1, 2016. Upon adoption, JCG designated a number of its seeded investment products as VIEs, which are generally subject to consolidation by the Company at lower ownership percentages compared to the 50% threshold applied for voting rights entities (“VREs”) and are also subject to specific disclosure requirements. As a result of the adoption, the Company consolidated five additional seeded investment products as of June 30, 2016.

Analysis

JCG performs an analysis of affiliates and investment products to determine if the affiliate or product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any de facto agent implications of the Company’s involvement with the entity. Investment products that are determined to be VIEs are consolidated if the Company is the primary beneficiary of the entity. VREs are consolidated if the Company holds the majority voting interest. Upon the occurrence of certain events (such as contributions and redemptions, either by JCG or third parties, or amendments to the governing documents of the

Company’s investment products), management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VRE. Additionally, management continually reconsiders whether JCG is considered a VIE’s primary beneficiary, and thus consolidates such entity.

Variable Interest Entities

Certain investment products for which a controlling financial interest is achieved through arrangements that do not involve or are not directly linked to voting interests are considered VIEs. JCG reviews factors, including whether or not i) the entity has equity that is sufficient to permit the entity to finance its activities without additional subordinated support from other parties and ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, to determine if the investment product is a VIE. JCG re-evaluates such factors as facts and circumstances change.

JCG consolidates a VIE if JCG is the VIE’s primary beneficiary. The primary beneficiary of a VIE is defined as the variable interest holder that has a controlling financial interest in the VIE. A controlling financial interest is defined as i) the power to direct the activities of the VIE that most significantly impact its economic performance and ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the VIE.

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

Consolidated Variable Interest Entities

JCG’s consolidated VIEs as of June 30, 2016, include certain consolidated seeded investment products in which the Company has an investment and acts as the investment manager. The assets of these VIEs are not available to JCG or the creditors of JCG. JCG may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in its operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of the Company.

Consolidated VIE assets and liabilities are presented after intercompany eliminations at June 30, 2016, and December 31, 2015, in the following table (in millions):

	June 30, 2016	December 31, 2015
Investment securities	$49.2	$—
Cash and cash equivalents	2.2	—
Accounts receivable	1.0	—
Accounts payable and other accrued liabilities	(1.2)	—
Total	51.2	—
Noncontrolling interests in consolidated VIEs	(20.3)	—
JCG’s net interest in consolidated VIEs	$30.9	$—

Unconsolidated Variable Interest Entities

At June 30, 2016, JCG’s carrying value of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs was $7.5 million. JCG’s total exposure to unconsolidated VIEs represents the value of its economic ownership interest in the investment securities.

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

The following table presents the balances related to these consolidated VREs that were recorded on JCG’s Condensed Consolidated Balance Sheets, including JCG’s net interest in these products (in millions):

	June 30, 2016	December 31, 2015
Investment securities	$6.2	$34.5
Cash and cash equivalents	—	1.2
Accounts receivable	0.1	—
Other accrued liabilities	(0.1)	—
Total	6.2	35.7
Noncontrolling interests in consolidated VREs	(1.3)	(13.8)
JCG’s net interest in consolidated VREs	$4.9	$21.9

JCG’s total exposure to consolidated VREs represents the value of its economic ownership interest in these seeded investment products. Valuation changes associated with investments held at fair value by these consolidated VREs are reflected in investment gains (losses), net on the Company’s Condensed Consolidated Statements of Comprehensive Income. Valuation changes are partially offset in noncontrolling interests in net income for the portion not attributable to JCG. Refer to Note 3 — Investment Securities.

JCG may not, under any circumstances, access cash and cash equivalents held by consolidated VREs to use in its operating activities or otherwise.

Note 3 — Investment Securities

JCG’s investment securities as of June 30, 2016, and December 31, 2015, are summarized as follows (in millions):

	June 30,	December 31,
	2016	2015
Trading securities:
Seeded investment products	$218.5	$235.6
Investments in advised mutual funds	4.4	4.2
Investments related to deferred compensation plans	16.7	16.3
Total trading securities	239.6	256.1
Available-for-sale securities:
Seeded investment products	76.9	71.0
Total investment securities	$316.5	$327.1

Trading Securities

Seeded investment products classified as trading securities consisted of the following as of June 30, 2016, and December 31, 2015:

	June 30, 2016		December 31, 2015
	Fair value (in millions)	Number of products	Fair value (in millions)	Number of products
Mutual funds advised by the Company:
Consolidated VREs	$6.2	1	$35.7	8
Consolidated VIEs	49.2	10	—	—
Unconsolidated VREs(1)	60.7	5	99.7	7
Total mutual funds advised by the Company	116.1	16	135.4	15
Separate accounts	92.3	28	86.8	25
Pooled investment funds	10.1	15	13.4	10
Total trading securities	$218.5	59	$235.6	50

(1)         Represents unconsolidated seeded investment products for which JCG’s ownership percentage is between 20% and 50%. The investments are classified as equity-method, which approximates fair value due to the nature of the underlying investments.

Net unrealized gains (losses) on trading securities still held as of June 30, 2016 and 2015, are summarized as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net unrealized gains (losses) on trading securities still held at period end	$2.8	$(8.8)	$6.6	$(3.1)

Available-for-Sale Securities

Seeded investment products classified as available-for-sale securities consisted of the following as of June 30, 2016, and December 31, 2015:

	June 30, 2016		December 31, 2015
	Fair value (in millions)	Number of products	Fair value (in millions)	Number of products
Mutual funds advised by the Company:
Unconsolidated VREs	$69.4	23	$71.0	41
Unconsolidated VIEs	7.5	23	—	—
Total mutual funds advised by the Company	$76.9	46	$71.0	41

The following is a summary of available-for-sale securities as of June 30, 2016, and December 31, 2015 (in millions):

		Gross unrealized		Foreign
		investment		currency	Estimated	Carrying
	Cost	Gains	Losses	translation	fair value	value
June 30, 2016:
Unconsolidated VREs	$70.8	$0.1	$(1.5)	$—	$69.4	$69.4
Unconsolidated VIEs	$8.9	$0.2	$(1.2)	$(0.4)	$7.5	$7.5
December 31, 2015:
Unconsolidated VREs	$75.0	$0.3	$(3.9)	$(0.4)	$71.0	$71.0
Unconsolidated VIEs	$—	$—	$—	$—	$—	$—

The Company reviewed the gross unrealized losses on available-for-sale securities and determined that the losses were not other-than-temporary. The Company considered the duration, extent and circumstances of any decline in fair value as well as JCG’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recognized in the six months ended June 30, 2016 or 2015.

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of certain seeded investments. Fluctuations in equity markets, debt markets and commodity markets are hedged by using index swaps, index and commodity futures (“futures”) and credit default swaps.

JCG reassessed its hedging strategy during the first quarter 2016, which resulted in a reduction in the use of index swaps and an increase in the use of futures and credit default swaps to hedge against market volatility of certain seeded investment products.

JCG was party to the following derivative instruments as of June 30, 2016, and December 31, 2015:

	June 30, 2016		December 31, 2015
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Index swaps	1	$5.0	6	$34.4
Futures	46	$150.1	38	$91.7
Credit default swaps	2	$151.5	2	$66.5

The above derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the index swaps, futures and credit default swaps were recognized in investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income.

Index swaps, futures and credit default swaps are subject to a master netting arrangement. The values of the individual index swap contracts, futures and credit default swaps, including any associated cash collateral, are combined and are included on a net basis in other current assets on JCG’s Condensed Consolidated Balance Sheets.

The Company posted $6.4 million and $3.3 million in cash collateral with the counterparty of the futures and credit default swaps as of June 30, 2016, and December 31, 2015, respectively. The cash collateral is included in other current assets on JCG’s Condensed Consolidated Balance Sheets.

The following tables illustrate the effect of offsetting derivative instruments on JCG’s Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015 (in millions):

	June 30, 2016
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Futures	$0.3	$(0.3)	$—	$—

Liabilities:
Index swaps	$0.1	$—	$—	$0.1
Futures	3.6	(0.3)	(3.3)	—
Credit default swaps	1.9	—	(1.8)	0.1
Total	$5.6	$(0.3)	$(5.1)	$0.2

	December 31, 2015
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Futures	$0.3	$(0.1)	$—	$0.2

Liabilities:
Index swaps	$0.1	$—	$—	$0.1
Futures	0.1	(0.1)	—	—
Credit default swaps	0.5	—	(0.5)	—
Total	$0.7	$(0.1)	$(0.5)	$0.1

JCG recognized the following net gains (losses) on hedged seeded investments and associated futures, credit default swaps and index swaps for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Hedged seeded investments classified as trading securities(1)	$3.6	$(2.8)	$7.0	$1.7
Hedged seeded investments classified as available-for-sale securities(1)	0.1	(0.5)	0.1	(0.4)
Total hedged seeded investments	3.7	(3.3)	7.1	1.3
Futures	(3.4)	2.2	(6.4)	0.6
Credit default swaps	—	—	(0.3)	—
Index swaps	(0.1)	(0.3)	(0.4)	(1.7)
Total	$0.2	$(1.4)	$—	$0.2

Derivative Instruments in Consolidated Seeded Investment Products

Certain of the Company’s consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within investment securities on JCG’s Condensed Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income. The consolidated seeded investment products posted $0.9 million and $4.7 million in cash collateral with the counterparty of the derivative instruments as of June 30, 2016, and December 31, 2015, respectively.

JCG’s consolidated seeded investment products were party to the following derivative instruments as of June 30, 2016, and December 31, 2015:

	June 30, 2016		December 31, 2015
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Swaps	88	$27.1	96	$40.9
Futures	115	$40.0	75	$20.8
Foreign currency forward contracts	135	$13.4	61	$9.9
Options	57	$0.1	66	$0.2

(1)         Includes net gains (losses) associated with hedged equity and fixed income seeded investment products. Hedging activity is limited to the systematic market risk associated with equity products and the interest rate and credit risk associated with fixed income products.

The following table illustrates the effect of offsetting derivative instruments within consolidated seeded investment products on JCG’s Condensed Consolidated Balance Sheets as of June 30, 2016 (in millions):

	June 30, 2016
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Swaps	$0.6	$(0.1)	$—	$0.5
Futures	1.0	(0.5)	—	0.5
Foreign currency forward contracts	0.8	(0.3)	—	0.5
Total	$2.4	$(0.9)	$—	$1.5

Liabilities:
Swaps	$0.1	$—	$(0.1)	$—
Futures	0.5	(0.5)	—	—
Foreign currency forward contracts	0.3	(0.3)	—	—
Total	$0.9	$(0.8)	$(0.1)	$—

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

As of June 30, 2016, certain consolidated seeded investment products sold credit protection through the use of credit default swap contracts. The contracts provide alternative credit risk exposure to individual companies and countries outside of traditional bond markets. The terms of the credit default swap contracts range from one to five years.

As sellers in credit default swap contracts, the consolidated seeded investment products would be required to pay the notional value of a referenced debt obligation to the counterparty in the event of a default on the debt obligation by the issuer. The notional value represents the estimated maximum potential undiscounted amount of future payments required upon the occurrence of a credit default event. As of June 30, 2016, the notional values of the agreements totaled $5.1 million. The credit default swap contracts include recourse provisions that allow for recovery of a certain percentage of amounts paid upon the occurrence of a credit default event. As of June 30, 2016, the fair value of the credit default swap contracts selling protection was less than $0.1 million.

Investment Gains (Losses), Net

Investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income included the following for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Seeded investment products accounted for as VREs	$3.8	$(4.8)	$8.9	$1.1
Noncontrolling interests in seeded investment products accounted for as VREs	(0.2)	(0.1)	0.4	1.0
Investments in advised mutual funds	0.1	—	0.2	0.1
Index swaps, credit default swaps and futures	(3.7)	1.9	(7.3)	(1.1)
Economic hedge for deferred compensation plans	0.3	(0.1)	0.3	0.2
Other	0.4	—	0.4	—
Investment gains (losses), net	$0.7	$(3.1)	$2.9	$1.3

Purchases, Sales, Settlements and Maturities

Cash flows related to investment securities for the three and six months ended June 30, 2016 and 2015, are summarized as follows (in millions):

	Three months ended June 30,
	2016		2015
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Trading securities	$(18.9)	$4.3	$(35.6)	$23.8
Available-for-sale securities	(0.7)	0.1	(10.5)	—
Derivative instruments:
Seed capital economic hedge	(6.3)	2.6	(1.4)	3.3
Total cash flows	$(25.9)	$7.0	$(47.5)	$27.1

	Six months ended June 30,
	2016		2015
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Trading securities	$(33.3)	$58.4	$(46.0)	$25.9
Available-for-sale securities	(1.1)	0.1	(10.8)	—
Derivative instruments:
Seed capital economic hedge	(15.2)	4.9	(5.1)	4.5
Total cash flows	$(49.6)	$63.4	$(61.9)	$30.4

Note 4 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of June 30, 2016 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$50.7	$184.3	$—	$235.0
Futures	0.3	—	—	0.3
Trading securities:
Seeded investment products:
Consolidated VREs	1.4	4.8	—	6.2
Consolidated VIEs	13.1	36.1	—	49.2
Unconsolidated VREs	60.7	—	—	60.7
Separate accounts	42.2	50.1	—	92.3
Pooled investment funds	2.2	7.9	—	10.1
Investments in advised mutual funds	4.4	—	—	4.4
Investments related to deferred compensation plans	16.7	—	—	16.7
Available-for-sale securities:
Seeded investment products:
Unconsolidated VREs	69.4	—	—	69.4
Unconsolidated VIEs	7.5	—	—	7.5
Total investment securities	217.6	98.9	—	316.5
Total assets	$268.6	$283.2	$—	$551.8

Liabilities:
Futures	$3.6	$—	$—	$3.6
Index swaps	0.1	—	—	0.1
Credit default swaps	1.9	—	—	1.9
Current portion of long-term debt(1)	—	157.7	—	157.7
Long-term debt(1)	—	327.0	—	327.0
Kapstream contingent consideration	—	—	6.6	6.6
VelocityShares contingent consideration	—	—	17.3	17.3
Total liabilities	$5.6	$484.7	$23.9	$514.2

Redeemable noncontrolling interests:
Consolidated seeded investment products	$5.9	$15.7	$—	$21.6
INTECH	—	—	8.7	8.7
Total redeemable noncontrolling interests	$5.9	$15.7	$8.7	$30.3

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

VelocityShares

The acquisition of VelocityShares in 2014 included contingent cash consideration. The payments are contingent on certain VelocityShares’ exchange traded products (“ETPs”) reaching defined net revenue targets on the first, second, third and fourth anniversaries of the acquisition, in amounts up to $10.0 million each for the first and second anniversaries, and $8.0 million each for the third and fourth anniversaries. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting net ETP revenue, as defined by the purchase agreement, over the contingency period, and determining whether net ETP revenue targets are achieved. Forecasted contingent payments are then discounted back to the valuation date. Significant unobservable inputs used in the valuation are limited to forecasted gross revenues and certain expense items, which are deducted from these revenues. Increases in forecasted net ETP revenue would increase the fair value of the consideration, subject to payment limitations, while decreases in net ETP revenues would decrease the fair value. The fair value of the contingent cash consideration is included in the other accrued liabilities and other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets. In November 2015, VelocityShares reached the defined net ETP revenue target and the Company paid the first contingent consideration amount of $10.0 million, which represents the maximum amount for the first anniversary. As of June 30, 2016, the total maximum payment over the remaining contingent consideration period is $26.0 million.

Kapstream

The July 2015 transaction to acquire a controlling 51% voting interest in Kapstream included contingent cash consideration. The contingent cash consideration is payable at 18 and 36 months after acquisition if certain Kapstream assets under management reach defined targets. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting certain Kapstream assets under management over the contingency period and determining whether the forecasted amounts meet the defined targets. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream assets under management. The fair value of the contingent cash consideration is included in the other accrued liabilities and other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets. As of June 30, 2016, the total maximum payment over the remaining contingent consideration period is $9.3 million.

The changes in fair value of JCG’s Level 3 items for the three months ended June 30, 2016 and 2015, are as follows (in millions):

	Three months ended June 30, 2016
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Kapstream contingent consideration
Beginning of period fair value	$7.8	$16.3	$7.4
Distributions	(0.4)	—	—
Current earnings	0.1	—	—
Amortization of INTECH appreciation rights	0.8	—	—
Foreign currency translation	—	—	(0.2)
Change in fair value	0.4	1.0	(0.6)
End of period fair value	$8.7	$17.3	$6.6

	Three months ended June 30, 2015
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Seeded investment products
Beginning of period fair value	$5.3	$18.1	$0.2
Distributions	(0.4)	—	—
Current earnings	0.1	—	—
Amortization of INTECH appreciation rights	1.9	—	—
Change in fair value	0.3	0.4	(0.2)
End of period fair value	$7.2	$18.5	$—

The changes in fair value of JCG’s Level 3 items for the six months ended June 30, 2016, are as follows (in millions):

	Six months ended June 30, 2016
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Kapstream contingent consideration
Beginning of period fair value	$8.0	$13.1	$6.9
Distributions	(0.6)	—	—
Current earnings	0.3	—	—
Amortization of INTECH appreciation rights	1.5	—	—
Foreign currency translation	—	—	0.2
Change in fair value	(0.5)	4.2	(0.5)
End of period fair value	$8.7	$17.3	$6.6

The changes in fair value of JCG’s Level 3 items for the six months ended June 30, 2015, are as follows (in millions):

	Six months ended June 30, 2015
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Seeded investment products
Beginning of period fair value	$5.4	$17.9	$—
Distributions	(0.6)	—	—
Current earnings	0.3	—	—
Amortization of INTECH appreciation rights	1.9	—	—
Change in fair value	0.2	0.6	—
End of period fair value	$7.2	$18.5	$—

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

Transfers are recognized at the end of each reporting period. Transfers between Level 1 and Level 2 classifications for the six months ended June 30, 2016 and 2015, are summarized as follows (in millions):

	June 30,
	2016	2015
Transfers from Level 1 to Level 2	$3.7	$—
Transfers from Level 2 to Level 1	$8.1	$47.2

Note 5 — Debt

Debt at June 30, 2016, and December 31, 2015, consisted of the following (in millions):

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$295.0	$327.0	$294.8	$307.6
0.750% Convertible Senior Notes due 2018	109.2	157.7	107.5	158.6
Total	404.2	484.7	402.3	466.2
Less: Current portion	109.2	157.7	107.5	158.6
Total long-term debt	$295.0	$327.0	$294.8	$307.6

Fair Value of Debt

The fair value of debt was determined using broker quotes and any recent trading activity for each of the notes listed above, which are considered Level 2 inputs.

4.875% Senior Notes due 2025

In July 2015, JCG issued $300.0 million of 4.875% Senior Notes due 2025 (“2025 Senior Notes”), which pay interest at 4.875% semiannually on February 1 and August 1 of each year and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt issuance costs and debt discount at June 30, 2016, of $2.3 million and $2.7 million, respectively, which will be amortized over the remaining life of the notes. The unamortized debt issuance costs and debt discount are recorded as a contra liability within long-term debt on the Condensed Consolidated Balance Sheets.

0.750% Convertible Senior Notes due 2018

The initial conversion rate of the 0.750% Convertible Senior Notes due 2018 (“2018 Convertible Notes”) was 92.06 shares of JCG common stock per $1,000 principal amount of the 2018 Convertible Notes, which is equivalent to an initial conversion price of approximately $10.86 per share of common stock. The initial conversion rate was most recently adjusted during the second quarter 2016 when JCG paid a quarterly cash dividend of $0.11 per share, which was greater than the quarterly dividend of $0.07 per share at the time of issuance. As a result of the quarterly cash dividend paid on May 20, 2016, the conversion rate changed to 93.10 shares of JCG common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to a conversion price of approximately $10.74 per share of common stock.

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JCG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. As of June 30, 2016, the 2018 Convertible Notes met the criteria for early conversion and are convertible during the third quarter 2016. As such, the carrying value of the 2018 Convertible Notes was classified as current portion of long-term debt on JCG’s June 30, 2016, Condensed Consolidated Balance Sheet. The 2018 Convertible Notes conversion criteria are reassessed on a quarterly basis. Fluctuations in the price of JCG’s common stock may cause reclassification of the 2018 Convertible Notes between long-term debt and current portion of long-term debt on JCG’s Condensed Consolidated Balance Sheets on a quarter-to-quarter basis.

The 2018 Convertible Notes include unamortized debt issuance costs and debt discount at June 30, 2016, of $1.2 million and $6.2 million, respectively, which will be amortized over the remaining life of the notes. The unamortized debt issuance costs and debt discount are recorded as a contra liability within long-term debt on the Condensed Consolidated Balance Sheets.

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

The initial $10.86 and $12.60 per share of common stock exercise prices of the call options and warrants, respectively, were adjusted during the second quarter 2016 when JCG paid a quarterly cash dividend of $0.11 per share. As a result of the quarterly cash dividend paid on May 20, 2016, which was greater than the quarterly dividend of $0.07 per share at the time of issuance, the exercise price of the call options changed to $10.74 per share of common stock, and the exercise price of the warrants changed to $12.46 per share of common stock.

Credit Facility

At June 30, 2016, JCG had a $200 million, unsecured, revolving credit facility (“Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is based on JCG’s long-term unsecured debt credit rating (“credit rating”). JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG’s credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At June 30, 2016, JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at June 30, 2016, or during the six months ended June 30, 2016. The Credit Facility has a maturity date of November 23, 2018.

Note 6 — Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2016 and 2015, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Effective tax rate	37.8%	35.5%	38.5%	36.1%

The changes in effective tax rates for the three and six month periods presented was due largely to a state tax refund which resulted in a benefit to the effective tax rates of 5.1% and 2.5% for the three and six months ended June 30, 2015, respectively. State statutory rate changes in the second quarter 2015 also affected the change in effective tax rates, increasing the three and six month 2015 effective tax rates by 2.8% and 1.4%, respectively. In addition, as of January 1, 2016, the Company’s statutory tax rate changed from 37.25% to 37.40% as a result of changes related to state taxes.

As of June 30, 2016, JCG had $5.8 million of accrued reserves for income tax contingencies. JCG accrued additional reserves for income tax contingencies in the amount of $0.2 million during the second quarter 2016, creating a net tax expense of $0.1 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $1.8 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities and other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets.

Note 7 — Noncontrolling Interests

Noncontrolling interests in net income for the three and six months ended June 30, 2016 and 2015, consisted of the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Redeemable noncontrolling interests in:
Seeded investment products	$(0.2)	$(0.1)	$0.4	$1.0
INTECH	0.1	0.1	0.3	0.3
Nonredeemable noncontrolling interests in:
Kapstream	1.2	—	2.0	—
INTECH	0.1	0.2	0.4	0.5
Total noncontrolling interests in net income	$1.2	$0.2	$3.1	$1.8

Redeemable Noncontrolling Interests

As of June 30, 2016, and December 31, 2015, redeemable noncontrolling interests are summarized as follows (in millions):

	June 30,	December 31,
	2016	2015
Consolidated seeded investment products:
Consolidated VREs	$1.3	$13.8
Consolidated VIEs	20.3	—
INTECH:
Appreciation rights	4.9	3.4
Founding member ownership interests	4.7	5.2
Undistributed earnings	(0.9)	(0.6)
Total redeemable noncontrolling interests	$30.3	$21.8

Consolidated Seeded Investment Products

Redeemable noncontrolling interests in consolidated seeded investment products may fluctuate from period to period and are impacted by changes in JCG’s relative ownership percentage of seeded products, changes in the amount of third-party investment in seeded products and volatility in the market value of the seeded products’ underlying securities. Third-party redemptions of investments are redeemed from the respective product’s net assets and cannot be redeemed from the assets of other seeded products or from the assets of JCG.

The following table presents a rollforward of noncontrolling interests in consolidated seeded investment products for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning of period balance	$21.2	$17.8	$13.8	$41.1
Changes in market value:
Consolidated VREs	—	(0.1)	—	1.0
Consolidated VIEs	(0.2)	—	0.4	—
Changes in ownership:
Consolidated VREs	9.5	3.7	0.9	(20.7)
Consolidated VIEs	(8.9)	—	6.5	—
End of period balance	$21.6	$21.4	$21.6	$21.4

INTECH

INTECH ownership interests held by a founding member had an estimated fair value of $4.7 million and $5.2 million as of June 30, 2016, and December 31, 2015, respectively, representing approximately a 1.1% and 1.0% aggregate ownership of INTECH, respectively. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interests of INTECH at fair value.

INTECH appreciation rights were granted in March 2016, February 2015 and October 2014 to retain and incentivize employees. The appreciation rights had a total grant date fair value of $27.8 million, which is being amortized on a straight-line basis over the respective vesting period. The appreciation rights are exercisable upon termination of employment from INTECH to the extent vested. Upon exercise, the appreciation rights are settled in INTECH equity.

Nonredeemable Noncontrolling Interests

At June 30, 2016, noncontrolling interests not subject to redemption rights included Kapstream ownership interests and employee ownership interests in INTECH.

Nonredeemable noncontrolling interests as of June 30, 2016, and December 31, 2015, are summarized as follows (in millions):

	June 30,	December 31,
	2016	2015
Nonredeemable noncontrolling interests in:
Kapstream	$87.1	$82.9
INTECH	6.1	6.5
Total nonredeemable noncontrolling interests	$93.2	$89.4

Note 8 — Long-Term Incentive Compensation

JCG generally grants annual long-term incentive awards during the first quarter of each year. JCG granted $1.6 million and $68.1 million in long-term incentive awards during the three and six months ended June 30, 2016, respectively, which generally vest and will be recognized ratably over a four-year period. The 2016 awards consisted of $39.7 million of restricted stock (3.2 million shares at a weighted-average price of $12.45 per share), $25.8 million of mutual fund share awards and $2.6 million of INTECH long-term incentive awards.

During the three and six months ended June 30, 2016, JCG recognized $0.7 million and ($0.1) million of long-term incentive compensation expense (benefit) related to mark-to-market adjustments of mutual fund share awards and deferred compensation plans, respectively, and $0.6 million and $1.7 million during the same periods in 2015. Compensation expense associated with the INTECH appreciation rights, profit interests and phantom interests was $3.4 million and $7.8 million for the three and six months ended June 30, 2016, and $3.3 million and $7.3 million during the same periods in 2015, respectively.

Note 9 — Other Income (Expense), Net

The components of other income (expense), net for the three and six months ended June 30, 2016 and 2015, are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Dividend income	$1.0	$0.7	$1.7	$1.3
Interest income	0.2	0.2	0.4	0.3
Foreign currency gains (losses), net	—	(3.1)	0.9	(4.1)
Other, net	—	—	—	0.2
Total other income (expense), net	$1.2	$(2.2)	$3.0	$(2.3)

Note 10 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2016 and 2015, are as follows (in millions):

	Three months ended June 30,
	2016			2015
	Available-for-sale	Foreign		Available-for-sale	Foreign
	securities	currency	Total	securities	currency	Total
Beginning balance	$(1.6)	$(1.8)	$(3.4)	$1.2	$(2.3)	$(1.1)
Net current period other comprehensive income	0.1	(2.6)	(2.5)	(1.0)	—	(1.0)
Ending balance	$(1.5)	$(4.4)	$(5.9)	$0.2	$(2.3)	$(2.1)

	Six months ended June 30,
	2016			2015
	Available-for-sale	Foreign		Available-for-sale	Foreign
	securities	currency	Total	securities	currency	Total
Beginning balance	$(2.3)	$(6.6)	$(8.9)	$0.9	$(2.3)	$(1.4)
Net current period other comprehensive income	0.8	2.2	3.0	(0.7)	—	(0.7)
Ending balance	$(1.5)	$(4.4)	$(5.9)	$0.2	$(2.3)	$(2.1)

The components of other comprehensive income (loss), net of tax for the three and six months ended June 30, 2016 and 2015, are as follows (in millions):

	Three months ended June 30,
	2016			2015
	Pre-tax amount	Tax (expense) benefit	Net amount	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$0.2	$(0.1)	$0.1	$(1.6)	$0.6	$(1.0)
Foreign currency translation adjustments	(2.6)	—	(2.6)	—	—	—
Total other comprehensive income	$(2.4)	$(0.1)	$(2.5)	$(1.6)	$0.6	$(1.0)

	Six months ended June 30,
	2016			2015
	Pre-tax amount	Tax (expense) benefit	Net amount	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gain on available-for-sale securities	$1.3	$(0.5)	$0.8	$(1.1)	$0.4	$(0.7)
Foreign currency translation adjustments	2.2	—	2.2	—	—	—
Total other comprehensive income	$3.5	$(0.5)	$3.0	$(1.1)	$0.4	$(0.7)

Note 11 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2016 and 2015 (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to JCG	$39.0	$44.7	$74.1	$89.3
Less: Allocation of earnings to participating restricted stock awards	1.5	1.6	2.8	3.2
Net income attributable to JCG common shareholders	$37.5	$43.1	$71.3	$86.1

Weighted-average common shares outstanding - basic	177.5	180.8	178.0	180.5
Diluted effect of:
2018 Convertible Notes	2.9	4.3	2.4	4.1
Stock warrants	1.6	3.2	1.1	3.0
Stock options, restricted stock and other	0.4	1.1	0.3	1.2
Weighted-average common shares outstanding - diluted	182.4	189.4	181.8	188.8

Earnings per share:
Basic earnings per share	$0.21	$0.24	$0.40	$0.48
Diluted earnings per share	$0.21	$0.23	$0.39	$0.46

The following unvested nonparticipating restricted stock is anti-dilutive and has not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Unvested nonparticipating restricted stock	—	—	0.1	—

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

The following is a summary of cash dividends declared and paid for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Dividends paid per share	$0.11	$0.09	$0.20	$0.17

On April 21, 2016, JCG’s Board of Directors approved an increase of $0.02 per share, or 22%, in the Company’s regular quarterly dividend. On July 21, 2016, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.11 per share. The quarterly dividend will be paid on August 19, 2016, to shareholders of record at the close of business on August 8, 2016.

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

Overview

JCG provides investment management, administration, distribution and related services to financial advisors, individuals and institutional clients through mutual funds, separate accounts, other pooled investment vehicles, ETPs and subadvised relationships (collectively referred to as “investment products”) in both domestic and international markets. Over the last several years, JCG has expanded its business to become a more diversified manager with increased investment product offerings and distribution capabilities. JCG provides investment management competencies across a broad range of investment solutions, including equity, fixed income, alternative and multi-asset class strategies. The Company’s primary subsidiaries, Janus Capital Management LLC (“Janus”), INTECH and Perkins Investment Management LLC (“Perkins”), each specialize in specific investment styles and have its own unique and independent perspective. JCG’s investment products are distributed through three primary channels: intermediary, institutional and self-directed. Each distribution channel focuses on specific investor groups and the unique requirements of each group. As of June 30, 2016, JCG’s complex-wide assets totaled $194.7 billion for mutual fund shareholders, clients and institutions around the globe.

JCG’s complex-wide assets include all assets under management and ETPs. ETPs are not included in assets under management. Assets under management primarily consist of domestic and international equity and fixed income securities.

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

Second Quarter 2016 Summary

JCG finished the second quarter 2016 with assets under management of $190.9 billion, an increase of 1.5% from the first quarter 2016, as a result of market appreciation. Long-term net flows in the second quarter 2016 were breakeven compared to long-term net outflows of $0.3 billion in the first quarter 2016. Improved asset flows for the fundamental equity and fixed income strategies were offset by unfavorable asset flows through the mathematical equity strategy.

Total revenue for JCG in the second quarter 2016 of $251.9 million increased $3.4 million, or 1.4%, from the first quarter 2016 as a result of increased average assets under management, partially offset by higher negative mutual fund performance fees.

Net income attributable to JCG common shareholders for the second quarter 2016 totaled $39.0 million, or $0.21 per diluted share, compared with $35.1 million, or $0.19 per diluted share, for the first quarter 2016. The increase in net income was primarily driven by the increase in revenue from higher average assets under management.

Investment Performance of Assets Under Management

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

The following table is a summary of investment performance as of June 30, 2016:

	Percentage of mutual fund assets
	outperforming majority of Morningstar peers (1)
	1-Year	3-Year	5-Year
Complex-wide mutual fund assets	58%	78%	75%
Fundamental equity mutual fund assets	65%	85%	73%
Fixed income mutual fund assets	22%	37%	84%

	Percentage of relative return strategies
	outperforming respective benchmarks (2)
	1-Year	3-Year	5-Year
Mathematical equity strategies	85%	61%	75%

Percentage of complex-wide mutual funds
with 4- or 5-star Overall Morningstar RatingTM
Complex-wide mutual funds	64%

(1) References Morningstar relative performance on an asset-weighted basis.

(2) References performance of relative return strategies, net of fees.

Assets Under Management and Exchange-Traded Products

Assets Under Management and Flows

Total Company assets under management of $190.9 billion at June 30, 2016, increased $1.4 billion, or 0.7%, from June 30, 2015, primarily as a result of the July 1, 2015 acquisition of Kapstream, which contributed $7.1 billion in fixed income assets. The increase in fixed income assets was offset by net market depreciation of $1.6 billion and long-term net outflows of $4.2 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets.

The following tables present the components of JCG’s assets under management for the three and six months ended June 30, 2016 and 2015 (in billions):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning of period assets(2)	$188.0	$189.7	$189.1	$183.1
Long-term sales(1)
Fundamental equity	4.9	6.7	9.2	14.1
Fixed income	3.7	2.7	7.3	6.2
Mathematical equity	1.3	2.2	3.4	3.6
Long-term redemptions(1)
Fundamental equity	(4.6)	(6.8)	(9.8)	(12.6)
Fixed income	(3.3)	(2.4)	(7.0)	(5.1)
Mathematical equity	(2.0)	(2.2)	(3.4)	(4.9)
Long-term net flows(1)
Fundamental equity	0.3	(0.1)	(0.6)	1.5
Fixed income	0.4	0.3	0.3	1.1
Mathematical equity	(0.7)	—	—	(1.3)
Total long-term net flows	—	0.2	(0.3)	1.3
Net money market flows	—	—	—	(0.1)
Market/fund performance	2.9	(0.4)	2.1	5.2
End of period assets(2)	$190.9	$189.5	$190.9	$189.5

(1) Excludes money market flows as sales and redemptions of money market flows are presented net on a separate line due to the short-term nature of the investments.

(2) Excludes all ETP assets.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Average assets under management:(1)
Fundamental equity	$93.7	$103.5	$91.2	$101.1
Fixed income	45.4	36.1	44.8	35.6
Mathematical equity	48.9	52.1	47.5	51.5
Money market	1.3	1.3	1.3	1.3
Total	$189.3	$193.0	$184.8	$189.5

(1) Excludes all ETP assets.

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

	Growth / Core(1)	Global / International	Mathematical Equity	Fixed Income(1)	Value	Total Company (Excluding Money Market and ETPs)	ETPs	Money Market	Total Company
Quarter to Date
March 31, 2016	$64.3	$20.1	$48.8	$45.2	$8.3	$186.7	$3.3	$1.3	$191.3
Sales	3.9	0.6	1.3	3.7	0.4	9.9	2.7	0.2	12.8
Redemptions	(3.0)	(1.1)	(2.0)	(3.3)	(0.5)	(9.9)	(2.4)	(0.2)	(12.5)
Net sales (redemptions)	0.9	(0.5)	(0.7)	0.4	(0.1)	—	0.3	—	0.3
Market/fund performance	0.7	0.4	1.0	0.5	0.3	2.9	0.2	—	3.1
June 30, 2016	$65.9	$20.0	$49.1	$46.1	$8.5	$189.6	$3.8	$1.3	$194.7

March 31, 2015	$67.3	$22.8	$51.1	$35.7	$11.6	$188.5	$2.7	$1.2	$192.4
Sales	3.6	2.6	2.2	2.7	0.5	11.6	2.7	0.2	14.5
Redemptions	(3.5)	(1.7)	(2.2)	(2.4)	(1.6)	(11.4)	(2.7)	(0.2)	(14.3)
Net sales (redemptions)	0.1	0.9	—	0.3	(1.1)	0.2	—	—	0.2
Market/fund performance	(0.3)	0.6	(0.3)	(0.3)	(0.1)	(0.4)	0.3	—	(0.1)
June 30, 2015	$67.1	$24.3	$50.8	$35.7	$10.4	$188.3	$3.0	$1.2	$192.5

Year to Date
December 31, 2015	$64.9	$22.5	$47.6	$44.4	$8.4	$187.8	$3.2	$1.3	$192.3
Sales	7.2	1.2	3.4	7.3	0.8	19.9	6.5	0.4	26.8
Redemptions	(6.2)	(2.5)	(3.4)	(7.0)	(1.1)	(20.2)	(5.6)	(0.4)	(26.2)
Net sales (redemptions)	1.0	(1.3)	—	0.3	(0.3)	(0.3)	0.9	—	0.6
Market/fund performance	—	(1.2)	1.5	1.4	0.4	2.1	(0.3)	—	1.8
June 30, 2016	$65.9	$20.0	$49.1	$46.1	$8.5	$189.6	$3.8	$1.3	$194.7

December 31, 2014	$63.9	$20.3	$51.0	$34.4	$12.2	$181.8	$2.4	$1.3	$185.5
Sales	7.5	5.3	3.6	6.2	1.3	23.9	6.3	0.3	30.5
Redemptions	(6.5)	(3.1)	(4.9)	(5.1)	(3.0)	(22.6)	(5.5)	(0.4)	(28.5)
Net sales (redemptions)	1.0	2.2	(1.3)	1.1	(1.7)	1.3	0.8	(0.1)	2.0
Market/fund performance	2.2	1.8	1.1	0.2	(0.1)	5.2	(0.2)	—	5.0
June 30, 2015	$67.1	$24.3	$50.8	$35.7	$10.4	$188.3	$3.0	$1.2	$192.5

(1)  Growth / Core and Fixed Income disciplines reflect an even split of the Janus Balanced Fund between the two categories.

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

Results of Operations

Revenues

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2016	2015	change	2016	2015	change
Revenues (in millions):
Investment management fees	$217.9	$233.7	(6.8)%	$428.2	$456.3	(6.2)%
Performance fees	(8.3)	(4.4)	(88.6)%	(10.7)	(6.7)	(59.7)%
Shareowner servicing fees and other	42.3	42.6	(0.7)%	82.9	85.0	(2.5)%
Total revenues	$251.9	$271.9	(7.4)%	$500.4	$534.6	(6.4)%

Investment Management Fees

For the three and six months ended June 30, 2016, investment management fees decreased $15.8 million and $28.1 million, respectively, against the comparable periods in 2015, due to product mix shift to lower yielding products and lower average assets under management.

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. Performance fee revenue consisted of the following for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Mutual fund performance fees	$(9.9)	$(6.6)	$(19.8)	$(15.3)
Separate account performance fees	1.6	2.2	9.1	8.6
Total performance fees	$(8.3)	$(4.4)	$(10.7)	$(6.7)

Negative mutual fund performance fees were driven by underperformance of certain mutual funds against their respective benchmarks. Negative mutual fund performance fees increased by $3.3 million and $4.5 million during the three and six months ended June 30, 2016, compared to the same periods in 2015, primarily due to underperformance of certain funds against their respective benchmarks.

Separate account performance fees relate largely to assets managed by INTECH. Separate account performance fees are recognized on a quarterly or annual basis. The performance fees recognized annually can cause meaningful fluctuations in revenue on a quarterly basis.

A summary of mutual fund and separate account assets subject to performance fees as of June 30, 2016 and 2015, is as follows (in billions):

	June 30,
	2016	2015
Mutual fund assets	$39.1	$46.8
Separate account assets	$24.6	$17.4

Shareowner Servicing Fees and Other

Shareowner servicing fees and other is primarily comprised of mutual fund servicing fees and revenue on VelocityShares-branded products. Shareowner servicing fees and other decreased $2.1 million during the six months ended June 30, 2016, compared to the same period in 2015, primarily due to decreased mutual fund servicing fees as a result of lower average assets under management.

Operating Expenses

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2016	2015	change	2016	2015	change
Operating expenses (in millions):
Employee compensation and benefits	$83.6	$91.2	(8.3)%	$171.5	$182.6	(6.1)%
Long-term incentive compensation	19.0	19.7	(3.6)%	38.5	39.9	(3.5)%
Marketing and advertising	6.9	5.5	25.5%	12.2	11.2	8.9%
Distribution	33.3	34.7	(4.0)%	65.7	68.9	(4.6)%
Depreciation and amortization	8.9	7.6	17.1%	18.0	15.0	20.0%
General, administrative and occupancy	32.3	31.1	3.9%	64.0	58.9	8.7%
Total operating expenses	$184.0	$189.8	(3.1)%	$369.9	$376.5	(1.8)%

Employee Compensation and Benefits

During the three and six months ended June 30, 2016, employee compensation and benefits decreased $7.6 million and $11.1 million, respectively, compared to the same periods in 2015. The decreases were primarily due to lower incentive compensation as a result of lower operating income. The company-wide incentive compensation plan is designed to link variable compensation to operating income.

Long-Term Incentive Compensation

During the three and six months ended June 30, 2016, long-term incentive compensation decreased $0.7 million and $1.4 million, respectively, compared to the prior periods in 2015. The decreases were primarily due to the vesting of awards granted in prior years, changes in long-term incentive compensation vesting provisions and mark-to-market of mutual fund share awards. The decreases were partially offset by expense associated with new awards granted in the first and second quarter 2016.

JCG generally grants annual long-term incentive awards during the first quarter of each year. JCG granted $1.6 million and $68.1 million in long-term incentive awards during the three and six months ended June 30, 2016, respectively. The awards generally vest and will be recognized ratably over a four-year period.

Long-term incentive compensation expense for the year ended December 31, 2016, is currently expected to be approximately $70 million to $75 million.

Marketing and Advertising

Marketing and advertising increased $1.4 million and $1.0 million for the three and six months ended June 30, 2016, respectively, in comparison to the same periods in 2015, due to increased advertising efforts for certain fixed income and exchange-traded fund strategies.

Depreciation and Amortization

Depreciation and amortization increased $1.3 million and $3.0 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases were largely due to the amortization of intangible assets related to the July 1, 2015 acquisition of Kapstream and higher depreciable assets related to property and equipment.

General, Administrative and Occupancy

General, administrative and occupancy increased $5.1 million for the six months ended June 30, 2016, compared to the same period in 2015, primarily due to a $3.6 million increase to the fair value and monthly accretion of VelocityShares contingent consideration.

Non-Operating Income and Expenses

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2016	2015	change	2016	2015	change
Non-operating income and expenses (in millions):
Interest expense	$(5.1)	$(7.2)	(29.2)%	$(10.3)	$(14.5)	(29.0)%
Investment gains (losses), net	0.7	(3.1)	n/m	2.9	1.3	n/m
Investment losses within consolidated VIEs, net	—	—	n/m	(0.5)	—	n/m
Other income (expense), net	1.2	(2.2)	n/m	3.0	(2.3)	n/m
Income tax provision	(24.5)	(24.7)	(0.8)%	(48.4)	(51.5)	(6.0)%
Noncontrolling interests	(1.2)	(0.2)	n/m	(3.1)	(1.8)	72.2%
n/m — not meaningful

Interest Expense

During the three and six months ended June 30, 2016, interest expense decreased $2.1 million and $4.2 million, respectively, compared to the same periods in 2015. The decreases were primarily due to lower interest expense as a result of the Company’s third quarter 2015 debt restructuring. In July 2015, JCG issued $300.0 million of 2025 Senior Notes. The proceeds from the 2025 Senior Notes and cash on hand were used to redeem the Company’s outstanding 2017 Senior Notes in August 2015.

Investment Gains (Losses), Net

The components of investment gains (losses), net for the three and six months ended June 30, 2016 and 2015, are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Seeded investment products accounted for as VREs	$3.8	$(4.8)	$8.9	$1.1
Noncontrolling interests in seeded investment products accounted for as VREs	(0.2)	(0.1)	0.4	1.0
Investments in advised mutual funds	0.1	—	0.2	0.1
Index swaps, credit default swaps and futures	(3.7)	1.9	(7.3)	(1.1)
Economic hedge for deferred compensation plans	0.3	(0.1)	0.3	0.2
Other	0.4	—	0.4	—
Investment gains (losses), net	$0.7	$(3.1)	$2.9	$1.3

Other Income (Expense), Net

The components of other income (expense), net for the three and six months ended June 30, 2016 and 2015, are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Dividend income	$1.0	$0.7	$1.7	$1.3
Interest income	0.2	0.2	0.4	0.3
Foreign currency gains (losses), net	—	(3.1)	0.9	(4.1)
Other, net	—	—	—	0.2
Total other income (expense), net	$1.2	$(2.2)	$3.0	$(2.3)

Dividend income relates to dividends received from certain seeded investment products. Foreign currency gains (losses), net primarily relates to the translation of seeded investment products denominated in non-USD currencies and translation related to Kapstream.

Income Tax Provision

The Company’s effective tax rates for the three and six months ended June 30, 2016 and 2015, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Effective tax rate	37.8%	35.5%	38.5%	36.1%

The changes in effective tax rates for the three and six month periods presented was due largely to a state tax refund which resulted in a benefit to the effective tax rates of 5.1% and 2.5% for the three and six months ended June 30, 2015, respectively. State statutory rate changes in the second quarter 2015 also affected the change in effective tax rates, increasing the three and six month 2015 effective tax rates by 2.8% and 1.4%, respectively. In addition, as of January 1, 2016, the Company’s statutory tax rate changed from 37.25% to 37.40% as a result of changes related to state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Liquidity and Capital Resources

The following table summarizes key balance sheet data relating to JCG’s liquidity and capital resources as of June 30, 2016, and December 31, 2015 (in millions):

	June 30,	December 31,
	2016	2015
Cash and cash equivalents:
Cash and cash equivalents held domestically	$261.2	$283.5
Cash and cash equivalents held outside of the United States (1)	75.9	79.7
Cash and cash equivalents held by consolidated seeded investment products(2)	—	1.2
Total cash and cash equivalents	$337.1	$364.4

Accounts receivable	$125.5	$137.8

Investment securities:
Seeded investment products(3)	$246.2	$306.6
Investments in advised mutual funds and the economic hedging of deferred compensation plans	21.1	20.5
Total investment securities	$267.3	$327.1

Long-term debt (including current portion)	$404.2	$402.3

Cash and cash equivalents consist primarily of cash on hand and short-term investments with an initial maturity of three months or less when purchased, including investments in money market funds. JCG believes that existing cash and cash generated from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, dividend

(1)

As of June 30, 2016, and December 31, 2015, cash held outside of the United States may not be entirely available for general corporate purposes due to approximately $30 million and $28 million of capital requirements associated with foreign subsidiaries of JCG, respectively.

(2)	Cash and cash equivalents held by consolidated seeded investment products are not available for general corporate purposes.
(3)	Includes noncontrolling interests in consolidated seeded investment products of $21.6 million and $13.8 million, respectively.

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

As of June 30, 2016, the 2018 Convertible Notes met the criteria for early conversion and are convertible during the third quarter 2016. As such, the carrying value of the 2018 Convertible Notes was classified as current portion of long-term debt on JCG’s June 30, 2016 Condensed Consolidated Balance Sheet.

Common Stock Repurchases

Common stock repurchases during the three and six months ended June 30, 2016 and 2015, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Total cost (in millions)	$24.2	$11.2	$56.8	$34.7
Shares repurchased	1,659,780	628,992	4,202,564	2,015,739
Average price per share	$14.59	$17.85	$13.52	$17.22

Dividends

Dividends declared and paid during the six months ended June 30, 2016, are summarized as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in millions)	paid
$0.09	January 19	$16.7	February 25
$0.11	April 21	$20.3	May 20

On July 21, 2016, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.11 per share. The quarterly dividend will be paid on August 19, 2016, to shareholders of record at the close of business on August 8, 2016.

The payment of cash dividends is within the discretion of JCG’s Board of Directors and depends on many factors, including, but not limited to, JCG’s results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

Long-Term Liquidity and Capital Resources

Expected long-term commitments at June 30, 2016, include principal and interest payments related to the 2018 Convertible Notes and the 2025 Senior Notes, capital and operating lease payments, redeemable noncontrolling interests, Perkins and INTECH senior profits interests awards, INTECH appreciation rights and phantom interests, and contingent consideration related to the acquisition of VelocityShares and Kapstream. JCG expects to fund its long-term commitments using existing cash and cash generated from operations, refinancing debt or accessing capital and credit markets as necessary.

Other Sources of Liquidity

At June 30, 2016, JCG had a $200 million, unsecured, revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at LIBOR plus a spread, which is based on JCG’s credit rating. JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG’s credit rating. The Credit Facility has a maturity date of November 23, 2018.

The Credit Facility contains financial covenants with respect to leverage and interest coverage. The financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At June 30, 2016, JCG’s financing leverage ratio was 1.10x and the interest coverage ratio was 19.08x. JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at June 30, 2016, or during the six months ended June 30, 2016.

Cash Flows

A summary of cash flow data for the six months ended June 30, 2016 and 2015, is as follows (in millions):

	Six months ended
	June 30,
	2016	2015
Cash flows provided by (used for):
Operating activities	$57.6	$28.4
Investing activities	11.7	(149.6)
Financing activities	(96.4)	(28.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.2)	(3.8)
Net change in cash and cash equivalents	(27.3)	(153.3)
Cash and cash equivalents at beginning of period	364.4	452.5
Cash and cash equivalents at end of period	$337.1	$299.2

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by (used for) investing activities for the six months ended June 30, 2016 and 2015, is as follows (in millions):

	Six months ended
	June 30,
	2016	2015
Purchase of property and equipment	$(4.4)	$(4.6)

Escrow of cash for purchase of majority interest in Kapstream	—	(88.7)

Purchases and settlements of investment securities:
Seeded investment products	(34.0)	(56.5)
Investments related to deferred compensation plans	(0.4)	(0.3)
Seed capital derivative instruments	(15.2)	(5.1)
Other long-term investment	(8.0)	—
Total purchases and settlements of investment securities	(57.6)	(61.9)

Proceeds from sales, settlements and maturities of investment securities:
Seeded investment products	58.0	24.8
Investments related to deferred compensation plans	0.5	1.1
Seed capital derivative instruments	4.9	4.5
Total proceeds from sales, settlements and maturities of investment securities	63.4	30.4

Sales (purchases) of securities by consolidated seeded investment products	10.3	(24.8)
Cash provided by (used for) investing activities	$11.7	$(149.6)

Cash provided by investing activities totaled $11.7 million during the six months ended June 30, 2016, compared to cash used for investing activities of $149.6 million during the same period in 2015. The year-over-year change in cash provided by (used for) investing activities is primarily due to the escrow of cash during the second quarter

2015 ahead of the acquisition of Kapstream. Purchases and sales of investment securities also contributed to the year-over-year change. JCG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment or “seeding.” The primary purpose of seeded investment products is to generate an investment performance track record in a product to attract third-party investors. JCG may redeem invested seed capital for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the investment strategy.

Sales and purchases of securities by consolidated seeded investment products can fluctuate based on third-party investments and redemptions in the consolidated seeded investment products and is offset in cash provided by (used for) financing activities.

Financing Activities

Cash used for financing activities for the six months ended June 30, 2016 and 2015, is as follows (in millions):

	Six months ended
	June 30,
	2016	2015
Repurchase of common stock	$(56.8)	$(34.7)
Dividends paid to JCG shareholders	(37.0)	(31.8)
Third-party investments (redemptions) in consolidated seeded investment products	(10.3)	24.8
Proceeds from stock option exercises and employee stock purchases	7.2	7.8
Excess tax benefit from equity-based compensation	2.9	7.6
Other financing activities	(2.4)	(2.0)
Cash used for financing activities	$(96.4)	$(28.3)

Cash used for financing activities totaled $96.4 million during the six months ended June 30, 2016, compared to cash used for financing activities of $28.3 million during the same period in 2015. The year-over-year change in cash used for financing activities is primarily due to third-party investments and redemptions in consolidated seeded investment products which can fluctuate based on third-party activity and is offset in cash provided by (used for) investing activities. Also contributing to the year-over-year change is an increase in cash used for the repurchase of common stock. JCG maintains a share repurchase program to return capital to shareholders and offset dilution associated with the vesting of restricted stock.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.     Controls and Procedures

As of June 30, 2016, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Company to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Jennifer J. McPeek, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Ms. McPeek concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2016 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

During the six months ended June 30, 2016, JCG repurchased 3,256,072 shares of its common stock at an average price of $13.86 per share and a total cost of $45.1 million as part of the share repurchase program. The share repurchase program is conducted within the parameters of Rule 10b5-1 under the Exchange Act. Any future repurchases of common stock will depend on prevailing market conditions, the Company’s liquidity requirements, contractual and legal restrictions, and other factors.

In addition to the share repurchase program, during the six months ended June 30, 2016, JCG withheld 946,492 shares from employees as part of a share withholding program to satisfy the employees’ minimum statutory income tax liabilities attributable to the vesting of restricted stock. The shares withheld had a value of $11.7 million and were deposited into treasury shares.

The following table presents monthly 2016 JCG common stock repurchases:

				Approximate dollar value of
	Total number	Average	Total number of shares	shares that may yet
	of shares	price paid	purchased as part of	be purchased under the
Period	purchased	per share	publicly announced plans	plans (end of month)
January	2,046	$13.53	—	$313 million
February	1,754,714	12.29	817,725	$303 million
March	786,024	14.01	786,024	$292 million
April	549,462	14.75	542,005	$284 million
May	542,518	14.51	542,518	$276 million
June	567,800	14.53	567,800	$268 million
Total	4,202,564	$13.52	3,256,072

Items 3, 4 and 5.

Not applicable.

Item 6.     Exhibits

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: July 26, 2016

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