Form 10-Q
period 2016-09-30
JANUS CAPITAL GROUP INC
filed 2016-10-25
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐                                                               No ☒

As of October 21, 2016, there were 182,615,305 shares of the Company’s common stock, $0.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	September 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$369.1	$364.4
Investment securities	267.6	327.1
Investment management fees and other receivables	127.7	137.8
Other current assets	43.8	40.0
Assets of consolidated VIEs:
Cash and cash equivalents	1.9	—
Investment securities	95.1	—
Accounts receivable	0.4	—
Total current assets	905.6	869.3

Non-current assets:
Property, equipment and software, net	35.3	38.7
Intangible assets, net	1,348.3	1,352.5
Goodwill	607.5	602.8
Other non-current assets	12.0	4.4
Total assets	$2,908.7	$2,867.7

LIABILITIES

Current liabilities:
Accounts payable	$6.9	$6.9
Accrued compensation and benefits	104.7	145.3
Current portion of long-term debt	110.1	107.5
Other accrued liabilities	70.3	74.2
Liabilities of consolidated VIEs:
Accounts payable and other accrued liabilities	1.2	—
Total current liabilities	293.2	333.9

Non-current liabilities:
Long-term debt	295.2	294.8
Deferred income taxes, net	518.9	498.9
Other non-current liabilities	54.3	46.2
Total liabilities	1,161.6	1,173.8

Commitments and contingencies (See Note 13)

REDEEMABLE NONCONTROLLING INTERESTS	40.2	21.8

EQUITY
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized;
182,613,321 and 183,660,673 shares outstanding, respectively)	1.8	1.8
Retained earnings	1,615.7	1,589.8
Accumulated other comprehensive loss, net of tax	(2.8)	(8.9)
Total JCG shareholders’ equity	1,614.7	1,582.7
Noncontrolling interests	92.2	89.4
Total equity	1,706.9	1,672.1
Total liabilities, redeemable noncontrolling interests and equity	$2,908.7	$2,867.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating revenues:
Investment management fees	$226.7	$231.0	$654.9	$687.3
Performance fees	(11.8)	(1.2)	(22.5)	(7.9)
Shareowner servicing fees and other	44.0	44.0	126.9	129.0
Total operating revenues	258.9	273.8	759.3	808.4

Operating expenses:
Employee compensation and benefits	85.9	85.9	257.4	268.5
Long-term incentive compensation	21.0	17.6	59.5	57.5
Marketing and advertising	4.3	4.9	16.5	16.1
Distribution	34.0	36.8	99.7	105.7
Depreciation and amortization	9.0	9.0	27.0	24.0
General, administrative and occupancy	35.4	36.2	99.4	95.1
Total operating expenses	189.6	190.4	559.5	566.9

Operating income	69.3	83.4	199.8	241.5

Interest expense	(5.3)	(8.0)	(15.6)	(22.5)
Investment gains (losses), net	(2.3)	(7.2)	0.6	(5.9)
Investment gains (losses) within consolidated VIEs, net	3.8	—	3.3	—
Other income (expense), net	1.0	1.2	4.0	(1.1)
Loss on early extinguishment of debt	—	(36.3)	—	(36.3)
Income before taxes	66.5	33.1	192.1	175.7
Income tax provision	(23.5)	(13.2)	(71.9)	(64.7)
Net income	43.0	19.9	120.2	111.0
Net income attributable to noncontrolling interests	(1.9)	—	(5.0)	(1.8)
Net income attributable to JCG	$41.1	$19.9	$115.2	$109.2

Earnings per share attributable to JCG common shareholders:
Basic	$0.22	$0.11	$0.62	$0.58
Diluted	$0.22	$0.10	$0.61	$0.56

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	$0.6	$(1.9)	$1.4	$(2.6)
Foreign currency translation adjustments	6.9	(7.5)	9.1	(7.5)
Total other comprehensive income (loss), net of tax	7.5	(9.4)	10.5	(10.1)

Comprehensive income	50.5	10.5	130.7	100.9
Comprehensive income attributable to noncontrolling interests	(6.3)	—	(9.4)	(1.8)
Comprehensive income attributable to JCG	$44.2	$10.5	$121.3	$99.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended
	September 30,
	2016	2015
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$120.2	$111.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.0	24.0
Deferred income taxes	17.7	30.6
Amortization of stock-based compensation	43.0	39.3
Investment losses (gains), net	(0.6)	5.9
Investment losses (gains) within consolidated VIEs, net	(3.3)	—
Amortization of debt discounts, premiums and deferred issuance costs	3.3	3.2
Payment of deferred commissions, net	(5.1)	(9.0)
Loss on early extinguishment of debt	—	36.3
Other, net	3.7	4.8
Changes in working capital items:
Accounts receivable	10.6	3.5
Other current assets	(1.9)	(51.0)
Accounts payable and accrued compensation payable	(49.4)	(43.0)
Other current and non-current liabilities	2.5	(5.2)
Net operating activities	167.7	150.4

Investing activities:
Purchase of property, equipment and software	(6.8)	(7.7)
Purchases and settlements of investment securities	(58.4)	(77.2)
Purchases and settlements of investments in consolidated VIEs	(51.3)	—
Proceeds from sales, settlements and maturities of investment securities	29.7	42.4
Proceeds from sales, settlements and maturities of investments in consolidated VIEs	48.7	—
Sales (purchases) of securities by consolidated seeded investment products, net (See Note 1)	12.2	(33.0)
Acquisition of Kapstream, net of cash acquired of $7.3 million	—	(81.4)
Net investing activities	(25.9)	(156.9)

Financing activities:
Purchase of noncontrolling interests	—	(0.4)
Distributions to noncontrolling interests	(6.6)	(1.7)
Proceeds from stock option exercises and employee stock purchases	7.6	8.2
Excess tax benefit from equity-based compensation	2.9	7.7
Principal payments under capital lease obligations	(1.1)	(0.6)
Third-party investments (redemptions) in consolidated seeded investment products, net (See Note 1)	(12.2)	33.0
Repurchase of common stock	(70.4)	(60.7)
Dividends paid to JCG shareholders	(57.1)	(48.6)
Repayment of long-term debt	—	(380.3)
Proceeds from the issuance of debt	—	297.1
Debt issuance costs	—	(2.6)
Net financing activities	(136.9)	(148.9)

Cash and cash equivalents:
Effect of foreign exchange rate changes	(0.2)	(4.7)
Net change	4.7	(160.1)
At beginning of period	364.4	452.5
At end of period	$369.1	$292.4

Supplemental cash flow information:
Cash paid for interest	$15.5	$17.2
Cash paid for income taxes, net of refunds	$53.1	$77.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

				Accumulated
				other	Nonredeemable
		Common	Retained	comprehensive	noncontrolling	Total
	Shares	stock	earnings	loss	interests	equity
Balance at December 31, 2014	185.2	$1.9	$1,540.3	$(1.4)	$47.3	$1,588.1
Net income	—	—	109.2	—	1.6	110.8
Other comprehensive loss	—	—	—	(10.1)	(7.3)	(17.4)
Amortization of stock-based compensation	—	—	26.9	—	0.8	27.7
Amortization of INTECH appreciation rights	—	—	—	—	(0.6)	(0.6)
Issuance and forfeitures of restricted stock awards, net	2.7	—	—	—	—	—
Stock option exercises and employee stock purchases	1.0	—	8.2	—	—	8.2
Tax impact of stock-based compensation	—	—	2.6	—	—	2.6
Noncontrolling interest from the acquisition of Kapstream	—	—	—	—	85.7	85.7
Changes in noncontrolling interests in consolidated investment products	—	—	—	—	(41.1)	(41.1)
Distributions to noncontrolling interests	—	—	—	—	(1.0)	(1.0)
Change in fair value of INTECH redeemable noncontrolling interests	—	—	0.3	—	—	0.3
Purchase of noncontrolling interests	—	—	—	—	(0.4)	(0.4)
Repurchase of common stock	(3.7)	—	(60.7)	—	—	(60.7)
Dividends paid to JCG shareholders	—	—	(48.6)	—	—	(48.6)
Balance at September 30, 2015	185.2	$1.9	$1,578.2	$(11.5)	$85.0	$1,653.6

Balance at December 31, 2015	183.7	$1.8	$1,589.8	$(8.9)	$89.4	$1,672.1
Net income	—	—	115.2	—	4.0	119.2
Other comprehensive income	—	—	—	6.1	4.4	10.5
Amortization of stock-based compensation	—	—	29.9	—	0.3	30.2
Amortization of INTECH appreciation rights	—	—	—	—	0.1	0.1
Issuance and forfeitures of restricted stock awards, net	2.9	—	—	—	—	—
Stock option exercises and employee stock purchases	1.1	—	7.6	—	—	7.6
Tax impact of stock-based compensation	—	—	0.3	—	—	0.3
Distributions to noncontrolling interests	—	—	—	—	(6.0)	(6.0)
Change in fair value of INTECH redeemable noncontrolling interests	—	—	0.4	—	—	0.4
Repurchase of common stock	(5.1)	—	(70.4)	—	—	(70.4)
Dividends paid to JCG shareholders	—	—	(57.1)	—	—	(57.1)
Balance at September 30, 2016	182.6	$1.8	$1,615.7	$(2.8)	$92.2	$1,706.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of the management of Janus Capital Group Inc. (collectively, “JCG” or “the Company”), the accompanying interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of JCG in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All such adjustments are of a normal recurring nature. Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date; see Note 2 — Merger Agreement for a discussion of the merger announced on October 3, 2016. The Company determined that there were no other subsequent events that require disclosure. These financial statements should be read in conjunction with the annual consolidated financial statements presented in JCG’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Certain prior period amounts have been revised to conform to current period presentation. Third-party sales and redemptions of consolidated seeded investment products were incorrectly netted against the associated purchases and sales of investment securities within investing activities on JCG’s Condensed Consolidated Statements of Cash Flows. Sales and redemptions of consolidated seeded investment products should be presented as a financing activity, and the offsetting purchases and sales of investment securities within the consolidated seeded investment products should be presented as an investing activity. Cash flows related to consolidated seeded investment products are now presented on a gross basis, within the sales (purchases) of securities by consolidated seeded investment products, net and third-party investments (redemptions) in consolidated seeded investment products, net captions on JCG’s Condensed Consolidated Statements of Cash Flows. Net investing activities were previously reported as ($123.9) million for the nine months ended September 30, 2015, and were adjusted by ($33.0) million. Net financing activities were previously reported as ($181.9) million for the nine months ended September 30, 2015, and were adjusted by $33.0 million. The corrections had no impact on the net change in cash and cash equivalents for the nine months ended September 30, 2015.

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

In January 2016, the Company adopted the recently amended consolidation guidance issued by the FASB on a modified retrospective basis. The amended guidance eliminated the deferral for investment funds and modified the analysis for determining if an entity is a variable interest entity (“VIE”). The amended VIE analysis changed the assessment of kick-out rights and fees paid to a service provider when decision-making over an entity’s most significant activities has been outsourced. Additionally, limited partnerships and similar entities are now considered VIEs under the amended guidance unless limited partners hold substantive kick-out rights or participation rights. Refer to Note 3 for further discussion.

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

In February 2016, the FASB issued a new standard on accounting for leases. The new standard represents a significant change to lease accounting and introduces a lessee model that brings most leases on to the balance sheet. The standard also aligns certain of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. Furthermore, the new standard addresses other concerns related to the current leases model. The standard is effective for calendar periods beginning on January 1, 2019. The Company is evaluating the effect of adopting this new accounting standard.

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

In March 2016, the FASB issued an Accounting Standard Update (“ASU”) that simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company is evaluating the effect of adopting this new accounting standard.

In August 2016, the FASB issued an ASU to clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice regarding eight types of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is evaluating the effect of adopting this new accounting standard.

Note 2 — Merger Agreement

On October 3, 2016, JCG and Henderson Group plc (“Henderson”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) relating to the business combination of JCG and Henderson. Under the terms of the agreement, the businesses of JCG and Henderson will be combined under Henderson, which will be renamed Janus Henderson Global Investors plc (“Janus Henderson Global Investors”). The merger will take place via a share exchange, with each share of JCG common stock exchanged for 4.7190 Henderson ordinary shares. Janus Henderson Global Investors shares will be delivered to JCG shareholders as merger consideration, with Janus Henderson Global Investors applying for admission to trade on the New York Stock Exchange (“NYSE”) as its primary listing and with the existing listing on the Australian Securities Exchange (“ASX”) retained. Henderson and JCG shareholders are expected to own approximately 57% and 43%, respectively, of Janus Henderson Global Investors shares upon closing.

The closing of the merger is expected in the second quarter 2017 and is subject to, among things, (a) the approval of the shareholders of JCG of the merger; (b) the approval of the shareholders of Henderson of (i) the merger, (ii) the name change of Henderson, (iii) the amended and restated memorandum and articles of association of Henderson, (iv) the delisting of Henderson ordinary shares from the London Stock Exchange and (v) the payment of a dividend in respect of the second half of the 2016 fiscal year; (c) the receipt of the required antitrust approvals, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (d) the receipt of the required regulatory approvals, including the approval of the Financial Industry Regulatory Authority, Inc. and the U.K. Financial Conduct Authority; (e) the approval by the board of trustees and shareholders for JCG-advised U.S. mutual funds of new investment advisory agreements with JCG to take effect at the closing of the merger representing at least 67.5% of the assets under management of those funds as of September 30, 2016; and (f) the absence of governmental restraints or prohibitions preventing the consummation of the merger.

JCG incurred $4.2 million of merger-related expenses during the three months ended September 30, 2016. The merger expenses are included in general, administrative and occupancy on the Condensed Consolidated Statements of Comprehensive Income.

See Part II, Item 1A, “Risk Factors” for additional information on the proposed merger with Henderson.

Note 3 — Consolidation

JCG adopted amended consolidation accounting guidance effective January 1, 2016. Upon adoption, JCG designated a number of its seeded investment products as VIEs, which are generally subject to consolidation by the Company at lower ownership percentages compared to the 50% threshold applied for voting rights entities (“VREs”) and are also subject to specific disclosure requirements. As a result of the adoption, the Company consolidated five additional seeded investment products as of September 30, 2016.

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

Consolidated Variable Interest Entities

JCG’s consolidated VIEs as of September 30, 2016, include certain consolidated seeded investment products in which the Company has an investment and acts as the investment manager. The assets of these VIEs are not available to JCG or the creditors of JCG. JCG may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in its operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of the Company.

Consolidated VIE assets and liabilities are presented after intercompany eliminations at September 30, 2016, and December 31, 2015, in the following table (in millions):

	September 30, 2016	December 31, 2015
Investment securities	$95.1	$—
Cash and cash equivalents	1.9	—
Accounts receivable	0.4	—
Accounts payable and other accrued liabilities	(1.2)	—
Total	96.2	—
Noncontrolling interests in consolidated VIEs	(28.9)	—
JCG’s net interest in consolidated VIEs	$67.3	$—

Unconsolidated Variable Interest Entities

At September 30, 2016, JCG’s carrying value of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs was $7.9 million. JCG’s total exposure to unconsolidated VIEs represents the value of its economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

JCG consolidates seeded investment products accounted for as VREs when it is considered to control such products, which generally exists if JCG has a greater than 50% voting equity interest. The following table presents the balances related to these consolidated VREs that were recorded on JCG’s Condensed Consolidated Balance Sheets, including JCG’s net interest in these products (in millions):

	September 30, 2016	December 31, 2015
Investment securities	$6.0	$34.5
Cash and cash equivalents	0.5	1.2
Accounts receivable and other current assets	0.1	—
Total	6.6	35.7
Noncontrolling interests in consolidated VREs	(1.5)	(13.8)
JCG’s net interest in consolidated VREs	$5.1	$21.9

JCG’s total exposure to consolidated VREs represents the value of its economic ownership interest in these seeded investment products. Valuation changes associated with investments held at fair value by these consolidated VREs are reflected in investment gains (losses), net on the Company’s Condensed Consolidated Statements of Comprehensive Income. Valuation changes are partially offset in net income attributable to noncontrolling interests for the portion not attributable to JCG. Refer to Note 4 — Investment Securities.

JCG may not, under any circumstances, access cash and cash equivalents held by consolidated VREs to use in its operating activities or otherwise.

Note 4 — Investment Securities

JCG’s investment securities as of September 30, 2016, and December 31, 2015, are summarized as follows (in millions):

	September 30,	December 31,
	2016	2015
Trading securities:
Seeded investment products	$262.2	$235.6
Investments in advised mutual funds	4.7	4.2
Investments related to deferred compensation plans	17.2	16.3
Total trading securities	284.1	256.1
Available-for-sale securities:
Seeded investment products	78.6	71.0
Total investment securities	$362.7	$327.1

Trading Securities

Seeded investment products classified as trading securities consisted of the following as of September 30, 2016, and December 31, 2015:

	September 30, 2016		December 31, 2015
	Fair value (in millions)	Number of products	Fair value (in millions)	Number of products
Mutual funds advised by the Company:
Consolidated VREs	$6.6	1	$35.7	8
Consolidated VIEs	95.1	11	—	—
Unconsolidated VREs(1)	55.4	5	99.7	7
Total mutual funds advised by the Company	157.1	17	135.4	15
Separate accounts	79.6	27	86.8	25
Pooled investment funds	25.5	16	13.4	10
Total trading securities	$262.2	60	$235.6	50

Net unrealized gains (losses) on trading securities still held as of September 30, 2016 and 2015, are summarized as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net unrealized gains (losses) on trading securities still held at period end	$4.2	$(12.0)	$10.8	$(15.1)

(1)         Represents unconsolidated seeded investment products for which JCG’s ownership percentage is between 20% and 50%. The investments are classified as equity-method, which approximates fair value due to the nature of the underlying investments.

Available-for-Sale Securities

Seeded investment products classified as available-for-sale securities consisted of the following as of September 30, 2016, and December 31, 2015:

	September 30, 2016		December 31, 2015
	Fair value (in millions)	Number of products	Fair value (in millions)	Number of products
Mutual funds advised by the Company:
Unconsolidated VREs	$70.7	23	$71.0	41
Unconsolidated VIEs	7.9	22	—	—
Total mutual funds advised by the Company	$78.6	45	$71.0	41

The following is a summary of available-for-sale securities as of September 30, 2016, and December 31, 2015 (in millions):

		Gross unrealized		Foreign
		investment		currency	Estimated	Carrying
	Cost	Gains	Losses	translation	fair value	value
September 30, 2016:
Unconsolidated VREs	$71.5	$0.3	$(1.1)	$—	$70.7	$70.7
Unconsolidated VIEs	$8.9	$0.3	$(0.9)	$(0.4)	$7.9	$7.9
December 31, 2015:
Unconsolidated VREs	$75.0	$0.3	$(3.9)	$(0.4)	$71.0	$71.0
Unconsolidated VIEs	$—	$—	$—	$—	$—	$—

The Company reviewed the gross unrealized losses on available-for-sale securities and determined that the losses were not other-than-temporary. The Company considered the duration, extent and circumstances of any decline in fair value as well as JCG’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recognized in the nine months ended September 30, 2016 or 2015.

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of certain seeded investments. Fluctuations in equity markets, debt markets and commodity markets are hedged by using index swaps, index and commodity futures (“futures”) and credit default swaps. Certain foreign currency translation associated with the Company’s seeded investment products is also hedged by using foreign currency forward contracts.

JCG reassessed its hedging strategy during the first quarter 2016, which resulted in a reduction in the use of index swaps and an increase in the use of futures and credit default swaps to hedge against market volatility of certain seeded investment products. As of September 30, 2016, JCG was not using index swaps as part of the economic hedge program.

JCG was party to the following derivative instruments as of September 30, 2016, and December 31, 2015:

	September 30, 2016		December 31, 2015
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Futures	51	$178.8	38	$91.7
Credit default swaps	2	$143.0	2	$66.5
Foreign currency forward contracts	2	$36.0	—	$—
Index swaps	—	$—	6	$34.4

The above derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the index swaps, futures and credit default swaps were recognized in investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income. Changes in the fair value of the foreign currency forward contracts were recognized in other income (expense), net, on JCG’s Condensed Consolidated Statements of Comprehensive Income.

Index swaps, futures and credit default swaps are subject to a master netting arrangement. The values of the individual index swap contracts, futures and credit default swaps, including any associated cash collateral, are combined and are included on a net basis in other current assets on JCG’s Condensed Consolidated Balance Sheets. Foreign currency forward contracts are not subject to a master netting arrangement, and as such, fair values of the individual contracts are not netted and are included separately within either other current assets or other accrued liabilities on JCG Condensed Consolidated Balance Sheets.

The Company posted $8.7 million and $3.3 million in cash collateral with the counterparty of the futures and credit default swaps as of September 30, 2016, and December 31, 2015, respectively. The cash collateral is included in other current assets on JCG’s Condensed Consolidated Balance Sheets.

The following tables illustrate the effect of offsetting derivative instruments on JCG’s Condensed Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015 (in millions):

	September 30, 2016
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Futures	$0.6	$(0.6)	$—	$—

Liabilities:
Futures	$1.5	$(0.6)	$(0.9)	$—
Credit default swaps	2.1	—	(1.6)	0.5
Foreign currency forward contracts	0.1	—	—	0.1
Total	$3.7	$(0.6)	$(2.5)	$0.6

	December 31, 2015
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Futures	$0.3	$(0.1)	$—	$0.2

Liabilities:
Index swaps	$0.1	$—	$—	$0.1
Futures	0.1	(0.1)	—	—
Credit default swaps	0.5	—	(0.5)	—
Total	$0.7	$(0.1)	$(0.5)	$0.1

JCG recognized the following net gains (losses) on hedged seeded investments and associated futures, credit default swaps and index swaps for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Hedged seeded investments classified as trading securities(1)	$3.4	$(6.2)	$10.4	$(4.5)
Hedged seeded investments classified as available-for-sale securities(1)	0.5	(1.5)	0.6	(1.9)
Total hedged seeded investments	3.9	(7.7)	11.0	(6.4)
Futures	(2.8)	(0.5)	(9.2)	0.1
Credit default swaps	(0.7)	0.3	(1.0)	0.3
Index swaps	(0.5)	6.9	(0.9)	5.2
Total	$(0.1)	$(1.0)	$(0.1)	$(0.8)

Derivative Instruments in Consolidated Seeded Investment Products

Certain of the Company’s consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within investment securities on JCG’s Condensed Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income. The consolidated seeded investment products posted $1.7 million and $4.7 million in cash collateral with the counterparty of the derivative instruments as of September 30, 2016, and December 31, 2015, respectively.

JCG’s consolidated seeded investment products were party to the following derivative instruments as of September 30, 2016, and December 31, 2015:

	September 30, 2016		December 31, 2015
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Swaps	80	$42.3	96	$40.9
Futures	106	$32.8	75	$20.8
Foreign currency forward contracts	186	$31.4	61	$9.9
Options	16	$—	66	$0.2

(1)         Includes net gains (losses) associated with hedged equity and fixed income seeded investment products. Hedging activity is limited to the systematic market risk associated with equity products and the interest rate and credit risk associated with fixed income products.

The following table illustrates the effect of offsetting derivative instruments within consolidated seeded investment products on JCG’s Condensed Consolidated Balance Sheets as of September 30, 2016 (in millions):

	September 30, 2016
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Swaps	$1.5	$(0.1)	$—	$1.4
Futures	0.3	(0.3)	—	—
Foreign currency forward contracts	0.2	(0.1)	—	0.1
Total	$2.0	$(0.5)	$—	$1.5

Liabilities:
Swaps	$0.1	$(0.1)	$—	$—
Futures	0.3	(0.3)	—	—
Foreign currency forward contracts	0.1	(0.1)	—	—
Total	$0.5	$(0.5)	$—	$—

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

As of September 30, 2016, certain consolidated seeded investment products sold credit protection through the use of credit default swap contracts. The contracts provide alternative credit risk exposure to individual companies and countries outside of traditional bond markets. The terms of the credit default swap contracts range from one to five years.

As sellers in credit default swap contracts, the consolidated seeded investment products would be required to pay the notional value of a referenced debt obligation to the counterparty in the event of a default on the debt obligation by the issuer. The notional value represents the estimated maximum potential undiscounted amount of future payments required upon the occurrence of a credit default event. As of September 30, 2016, the notional values of the agreements totaled $7.4 million. The credit default swap contracts include recourse provisions that allow for recovery of a certain percentage of amounts paid upon the occurrence of a credit default event. As of September 30, 2016, the fair value of the credit default swap contracts selling protection was $0.1 million.

Investment Gains (Losses), Net

Investment gains (losses), net on JCG’s Condensed Consolidated Statements of Comprehensive Income included the following for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Seeded investment products accounted for as VREs	$1.6	$(11.5)	$10.5	$(10.4)
Noncontrolling interests in seeded investment products accounted for as VREs	(0.4)	(1.2)	—	(0.2)
Investments in advised mutual funds	0.3	(0.5)	0.5	(0.4)
Index swaps, credit default swaps and futures	(3.9)	6.7	(11.2)	5.6
Economic hedge for deferred compensation plans	0.3	(0.7)	0.6	(0.5)
Other	(0.2)	—	0.2	—
Investment gains (losses), net	$(2.3)	$(7.2)	$0.6	$(5.9)

Purchases, Sales, Settlements and Maturities

Cash flows related to investment securities for the three and nine months ended September 30, 2016 and 2015, are summarized as follows (in millions):

	Three months ended September 30,
	2016		2015
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Trading securities	$(41.5)	$11.4	$(13.1)	$4.3
Available-for-sale securities	(0.7)	—	(0.3)	—
Derivative instruments:
Seed capital economic hedge	(9.9)	3.6	(1.9)	7.7
Total cash flows	$(52.1)	$15.0	$(15.3)	$12.0

	Nine months ended September 30,
	2016		2015
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Trading securities	$(74.8)	$69.8	$(59.1)	$30.2
Available-for-sale securities	(1.8)	0.1	(11.1)	—
Derivative instruments:
Seed capital economic hedge	(25.1)	8.5	(7.0)	12.2
Total cash flows	$(101.7)	$78.4	$(77.2)	$42.4

Note 5 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of September 30, 2016 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$43.3	$214.4	$—	$257.7
Futures	0.6	—	—	0.6
Trading securities:
Seeded investment products:
Consolidated VREs	2.2	4.4	—	6.6
Consolidated VIEs	56.7	34.6	3.8	95.1
Unconsolidated VREs	55.4	—	—	55.4
Separate accounts	41.9	37.7	—	79.6
Pooled investment funds	4.8	20.7	—	25.5
Investments in advised mutual funds	4.7	—	—	4.7
Investments related to deferred compensation plans	17.2	—	—	17.2
Available-for-sale securities:
Seeded investment products:
Unconsolidated VREs	70.7	—	—	70.7
Unconsolidated VIEs	7.9	—	—	7.9
Total investment securities	261.5	97.4	3.8	362.7
Total assets	$305.4	$311.8	$3.8	$621.0

Liabilities:
Futures	$1.5	$—	$—	$1.5
Foreign currency forward contracts	0.1	—	—	0.1
Credit default swaps	2.1	—	—	2.1
Current portion of long-term debt(1)	—	160.0	—	160.0
Long-term debt(1)	—	322.3	—	322.3
Kapstream contingent consideration	—	—	6.3	6.3
VelocityShares contingent consideration	—	—	18.2	18.2
Total liabilities	$3.7	$482.3	$24.5	$510.5

Redeemable noncontrolling interests:
Consolidated seeded investment products	$11.4	$18.4	$0.6	$30.4
INTECH	—	—	9.8	9.8
Total redeemable noncontrolling interests	$11.4	$18.4	$10.4	$40.2

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

Level 2 Fair Value Measurements

JCG’s Level 2 fair value measurements consist mostly of cash equivalents, consolidated seeded investment products and JCG’s long-term debt. Cash equivalents are short-term, highly liquid investments with an initial maturity of three months or less when purchased and consist primarily of commercial paper, certificates of deposit and other short-term investments. The fair value of consolidated seeded investment products in which JCG’s ownership level is above 50%, or JCG is the primary beneficiary, is determined by the underlying securities of the product. The fair value of JCG’s long-term debt is determined using broker quotes and recent trading activity, which are considered Level 2 inputs.

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

VelocityShares

The acquisition of VelocityShares in 2014 included contingent cash consideration. The payments are contingent on certain VelocityShares’ exchange traded products (“ETPs”) reaching defined net revenue targets on the first, second, third and fourth anniversaries of the acquisition, in amounts up to $10.0 million each for the first and second anniversaries, and $8.0 million each for the third and fourth anniversaries. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting net ETP revenue, as defined by the purchase agreement, over the contingency period, and determining whether net forecasted ETP revenue targets are achieved. Forecasted contingent payments are then discounted back to the valuation date using a 15% discount rate. Significant unobservable inputs used in the valuation are considered non-public data and limited to forecasted gross revenues and certain expense items, which are deducted from these revenues. Increases in forecasted net ETP revenue would increase the fair value of the consideration, subject to payment limitations, while decreases in forecasted net ETP revenue would decrease the fair value. The fair value of the contingent cash consideration is included in the other accrued liabilities and other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets. In November 2015, VelocityShares reached the defined net ETP revenue target and the Company paid the first contingent consideration amount of $10.0 million, which represents the maximum amount for the first anniversary. As of September 30, 2016, the total maximum payment over the remaining contingent consideration period is $26.0 million.

Kapstream

The July 2015 transaction to acquire a controlling 51% voting interest in Kapstream included contingent cash consideration. The contingent cash consideration is payable at 18 and 36 months after acquisition if certain Kapstream assets under management reach defined targets. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting certain Kapstream assets under management over the contingency period and determining whether the forecasted amounts meet the defined targets. Forecasted contingent payments are then discounted back to the valuation date using a 8.5% discount rate. Significant unobservable inputs used in the valuation are considered non-public data and limited to forecasted Kapstream assets under management. The fair value of the contingent cash consideration is included in the other accrued liabilities and other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets. As of September 30, 2016, the total maximum payment over the remaining contingent consideration period is $9.6 million.

Seeded Investment Products

As of September 30, 2016, a single security within the portfolio of a consolidated seeded investment product was valued using significant unobservable inputs, resulting in Level 3 classification. The fair value of the security was $3.8 million.

The changes in fair value of JCG’s Level 3 items for the three months ended September 30, 2016 and 2015, are as follows (in millions):

	Three months ended September 30, 2016
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Kapstream contingent consideration
Beginning of period fair value	$8.7	$17.3	$6.6
Current earnings	0.1	—	—
Amortization of INTECH appreciation rights	0.9	—	—
Foreign currency translation	—	—	0.1
Change in fair value	0.1	0.9	(0.4)
End of period fair value	$9.8	$18.2	$6.3

	Three months ended September 30, 2015
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Kapstream contingent consideration
Beginning of period fair value	$7.2	$18.5	$—
Distributions	(0.1)	—	—
Current earnings	0.1	—	—
Amortization of INTECH appreciation rights	0.8	—	—
Issuance	—	—	6.0
Foreign currency translation	—	—	(0.5)
Change in fair value	(0.5)	3.3	0.1
End of period fair value	$7.5	$21.8	$5.6

The changes in fair value of JCG’s Level 3 items for the nine months ended September 30, 2016, are as follows (in millions):

	Nine months ended September 30, 2016
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Kapstream contingent consideration
Beginning of period fair value	$8.0	$13.1	$6.9
Distributions	(0.6)	—	—
Current earnings	0.4	—	—
Amortization of INTECH appreciation rights	2.4	—	—
Foreign currency translation	—	—	0.3
Change in fair value	(0.4)	5.1	(0.9)
End of period fair value	$9.8	$18.2	$6.3

The changes in fair value of JCG’s Level 3 items for the nine months ended September 30, 2015, are as follows (in millions):

	Nine months ended September 30, 2015
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Kapstream contingent consideration
Beginning of period fair value	$5.4	$17.9	$—
Distributions	(0.7)	—	—
Current earnings	0.4	—	—
Amortization of INTECH appreciation rights	2.7	—	—
Issuance	—	—	6.0
Foreign currency translation	—	—	(0.5)
Change in fair value	(0.3)	3.9	0.1
End of period fair value	$7.5	$21.8	$5.6

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

Transfers are recognized at the end of each reporting period. Transfers between Level 1 and Level 2 classifications for the nine months ended September 30, 2016 and 2015, are summarized as follows (in millions):

	September 30,
	2016	2015
Transfers from Level 1 to Level 2	$—	$1.7
Transfers from Level 2 to Level 1	$7.9	$44.3

Note 6 — Debt

Debt at September 30, 2016, and December 31, 2015, consisted of the following (in millions):

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$295.2	$322.3	$294.8	$307.6
0.750% Convertible Senior Notes due 2018	110.1	160.0	107.5	158.6
Total	405.3	482.3	402.3	466.2
Less: Current portion	110.1	160.0	107.5	158.6
Total long-term debt	$295.2	$322.3	$294.8	$307.6

Fair Value of Debt

The fair value of debt was determined using broker quotes and any recent trading activity for each of the notes listed above, which are considered Level 2 inputs.

4.875% Senior Notes Due 2025

In July 2015, JCG issued $300.0 million of 4.875% Senior Notes due 2025 (“2025 Senior Notes”), which pay interest at 4.875% semiannually on February 1 and August 1 of each year and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt issuance costs and debt discount at September 30, 2016, of $2.2 million and $2.6 million, respectively, which will be amortized over the remaining life of the notes. The unamortized debt issuance costs and debt discount are recorded as a contra liability within long-term debt on the Condensed Consolidated Balance Sheets.

0.750% Convertible Senior Notes Due 2018

The initial conversion rate of the 0.750% Convertible Senior Notes due 2018 (“2018 Convertible Notes”) was 92.06 shares of JCG common stock per $1,000 principal amount of the 2018 Convertible Notes, which is equivalent to an initial conversion price of approximately $10.86 per share of common stock. The initial conversion rate was most recently adjusted during the third quarter 2016 when JCG paid a quarterly cash dividend of $0.11 per share, which was greater than the quarterly dividend of $0.07 per share at the time of issuance. As a result of the quarterly cash dividend paid on August 19, 2016, the conversion rate changed to 93.35 shares of JCG common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to a conversion price of approximately $10.71 per share of common stock.

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JCG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. As of September 30, 2016, the 2018 Convertible Notes met the criteria for early conversion and are convertible during the third quarter 2016. As such, the carrying value of the 2018 Convertible Notes was classified as current portion of long-term debt on JCG’s September 30, 2016 Condensed Consolidated Balance Sheet. The 2018 Convertible Notes conversion criteria are reassessed on a quarterly basis. Fluctuations in the price of JCG’s common stock may cause reclassification of the 2018 Convertible Notes between long-term debt and current portion of long-term debt on JCG’s Condensed Consolidated Balance Sheets on a quarter-to-quarter basis.

The 2018 Convertible Notes include unamortized debt issuance costs and debt discount at September 30, 2016, of $1.0 million and $5.5 million, respectively, which will be amortized over the remaining life of the notes. The unamortized debt issuance costs and debt discount are recorded as a contra liability within current portion of long-term debt on the Condensed Consolidated Balance Sheets.

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

The initial $10.86 and $12.60 per share of common stock exercise prices of the call options and warrants, respectively, were adjusted during the third quarter 2016 when JCG paid a quarterly cash dividend of $0.11 per share. As a result of the quarterly cash dividend paid on August 19, 2016, which was greater than the quarterly dividend of $0.07 per share at the time of issuance, the exercise price of the call options changed to $10.71 per share of common stock, and the exercise price of the warrants changed to $12.43 per share of common stock.

Credit Facility

At September 30, 2016, JCG had a $200 million, unsecured, revolving credit facility (“Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is based on JCG’s long-term unsecured debt credit rating (“credit rating”). JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG’s credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At September 30, 2016, JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at September 30, 2016, or during the nine months ended September 30, 2016. The Credit Facility has a maturity date of November 23, 2018.

Note 7 — Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2016 and 2015, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Effective tax rate	35.3%	40.0%	37.4%	36.9%

The change in effective tax rates for the three-month periods presented was primarily due to contingent consideration adjustments in both periods that resulted in a year-over-year reduction to the effective tax rate partially offset by non-deductible costs associated with the Merger Agreement. In addition, as of January 1, 2016, the Company’s statutory tax rate changed from 37.25% to 37.40% as a result of changes related to state taxes.

JCG historically determined that the undistributed earnings of its foreign subsidiaries will be repatriated to the United States. As of June 30, 2016, a deferred tax liability of $2.5 million related to the undistributed earnings of JCG’s foreign subsidiaries is included in deferred income taxes, net on JCG’s Condensed Consolidated Balance Sheets. JCG evaluated its liquidity requirement in the United States and the capital requirements of the Company’s foreign subsidiaries as of September 30, 2016, and concluded that foreign earnings of $8.2 million will be indefinitely reinvested. As such, deferred income taxes of approximately $3.0 million have not been recorded on the indefinitely reinvested foreign subsidiary earnings.

As of September 30, 2016, JCG had $5.5 million of accrued reserves for income tax contingencies. JCG accrued additional reserves for income tax contingencies in the amount of $0.5 million and removed reserves of $0.8 million during the third quarter 2016, creating a net tax benefit of $0.2 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $1.6 million in the next 12 months, primarily from the expiration of statutes of limitations and the resolution of audits. Accrued reserves for income tax contingencies are presented in other accrued liabilities and other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets.

Note 8 — Noncontrolling Interests

Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2016 and 2015, consisted of the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Redeemable noncontrolling interests in:
Seeded investment products	$0.2	$(1.2)	$0.6	$(0.2)
INTECH	0.1	0.1	0.4	0.4
Nonredeemable noncontrolling interests in:
Kapstream	1.3	0.8	3.3	0.8
INTECH	0.3	0.3	0.7	0.8
Net income attributable to noncontrolling interests	$1.9	$—	$5.0	$1.8

Redeemable Noncontrolling Interests

As of September 30, 2016, and December 31, 2015, redeemable noncontrolling interests consisted of the following (in millions):

	September 30,	December 31,
	2016	2015
Consolidated seeded investment products:
Consolidated VREs	$1.5	$13.8
Consolidated VIEs	28.9	—
INTECH:
Appreciation rights	5.8	3.4
Founding member ownership interests	4.9	5.2
Undistributed earnings	(0.9)	(0.6)
Total redeemable noncontrolling interests	$40.2	$21.8

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

The following table presents a rollforward of noncontrolling interests in consolidated seeded investment products for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning of period balance	$21.6	$21.4	$13.8	$41.1
Changes in market value:
Consolidated VREs	—	(1.2)	—	(0.2)
Consolidated VIEs	0.2	—	0.6	—
Changes in ownership:
Consolidated VREs	0.3	8.6	1.2	(12.1)
Consolidated VIEs	8.3	—	14.8	—
End of period balance	$30.4	$28.8	$30.4	$28.8

INTECH

INTECH ownership interests held by a founding member had an estimated fair value of $4.9 million and $5.2 million as of September 30, 2016, and December 31, 2015, respectively, representing approximately a 1.1% and 1.0% aggregate ownership of INTECH, respectively. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interests of INTECH at fair value.

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

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of September 30, 2016, and December 31, 2015, consisted of the following (in millions):

	September 30,	December 31,
	2016	2015
Nonredeemable noncontrolling interests in:
Kapstream	$86.0	$82.9
INTECH	6.2	6.5
Total nonredeemable noncontrolling interests	$92.2	$89.4

Note 9 — Long-Term Incentive Compensation

JCG generally grants annual long-term incentive awards during the first quarter of each year. JCG granted $0.6 million and $68.7 million in long-term incentive awards during the three and nine months ended September 30, 2016, respectively, which generally vest and will be recognized ratably over a four-year period. The 2016 awards consisted of $40.1 million of restricted stock (3.2 million shares at a weighted-average price of $12.47 per share), $26.0 million of mutual fund share awards and $2.6 million of INTECH long-term incentive awards.

During the three and nine months ended September 30, 2016, JCG recognized $1.2 million and $1.1 million of long-term incentive compensation expense related to mark-to-market adjustments of mutual fund share awards and deferred compensation plans, respectively, and $0.7 million and $1.0 million during the same periods in 2015. Compensation expense associated with the INTECH appreciation rights, profit interests and phantom interests was $3.9 million and $11.7 million for the three and nine months ended September 30, 2016, respectively, and $4.1 million and $11.4 million during the same periods in 2015, respectively.

Note 10 — Other Income (Expense), Net

The components of other income (expense), net for the three and nine months ended September 30, 2016 and 2015, are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Dividend income	$1.1	$2.0	$2.8	$3.3
Interest income	0.3	0.2	0.7	0.5
Foreign currency gains (losses), net	(0.4)	(1.0)	0.5	(5.1)
Other, net	—	—	—	0.2
Total other income (expense), net	$1.0	$1.2	$4.0	$(1.1)

Note 11 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2016 and 2015, are as follows (in millions):

	Three months ended September 30,
	2016			2015
	Available-for-sale	Foreign		Available-for-sale	Foreign
	securities	currency	Total	securities	currency	Total
Beginning balance	$(1.5)	$(4.4)	$(5.9)	$0.2	$(2.3)	$(2.1)
Other comprehensive income (loss), net of tax	0.6	2.5	3.1	(1.9)	(7.5)	(9.4)
Ending balance	$(0.9)	$(1.9)	$(2.8)	$(1.7)	$(9.8)	$(11.5)

	Nine months ended September 30,
	2016			2015
	Available-for-sale	Foreign		Available-for-sale	Foreign
	securities	currency	Total	securities	currency	Total
Beginning balance	$(2.3)	$(6.6)	$(8.9)	$0.9	$(2.3)	$(1.4)
Other comprehensive income (loss), net of tax	1.4	4.7	6.1	(2.6)	(7.5)	(10.1)
Ending balance	$(0.9)	$(1.9)	$(2.8)	$(1.7)	$(9.8)	$(11.5)

The components of other comprehensive income (loss), net of tax for the three and nine months ended September 30, 2016 and 2015, are as follows (in millions):

	Three months ended September 30,
	2016			2015
	Pre-tax amount	Tax (expense) benefit	Net amount	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gains (losses) on available-for-sale securities	$0.9	$(0.3)	$0.6	$(3.1)	$1.2	$(1.9)
Foreign currency translation adjustments	2.5	—	2.5	(7.5)	—	(7.5)
Total other comprehensive income (loss)	$3.4	$(0.3)	$3.1	$(10.6)	$1.2	$(9.4)

	Nine months ended September 30,
	2016			2015
	Pre-tax amount	Tax (expense) benefit	Net amount	Pre-tax amount	Tax (expense) benefit	Net amount
Net unrealized gains (losses) on available-for-sale securities	$2.2	$(0.8)	$1.4	$(4.2)	$1.6	$(2.6)
Foreign currency translation adjustments	4.7	—	4.7	(7.5)	—	(7.5)
Total other comprehensive income (loss)	$6.9	$(0.8)	$6.1	$(11.7)	$1.6	$(10.1)

Note 12 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2016 and 2015 (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributable to JCG	$41.1	$19.9	$115.2	$109.2
Less: Allocation of earnings to participating restricted stock awards	1.6	0.7	4.4	3.9
Net income attributable to JCG common shareholders	$39.5	$19.2	$110.8	$105.3

Weighted-average common shares outstanding - basic	176.1	179.9	177.4	180.3
Dilutive effect of:
2018 Convertible Notes	2.8	3.3	2.6	3.9
Stock warrants	1.6	2.1	1.2	2.7
Stock options, restricted stock and other	0.6	1.1	0.4	1.1
Weighted-average common shares outstanding - diluted	181.1	186.4	181.6	188.0

Earnings per share:
Basic earnings per share	$0.22	$0.11	$0.62	$0.58
Diluted earnings per share	$0.22	$0.10	$0.61	$0.56

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

Dividends Per Share

The Merger Agreement requires JCG to operate its business in ordinary course and, subject to certain exceptions, may prevent JCG from taking certain actions without the approval of Henderson, including, but not limited to, dividend payments. Under the terms of the Merger Agreement, subject to the approval of the JCG board of directors, JCG is permitted to pay a cash dividend in respect of the third and fourth quarters of 2016, in each case subject to a cap of $0.11 per share.

The following is a summary of cash dividends declared and paid for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Dividends paid per share	$0.11	$0.09	$0.31	$0.26

On October 20, 2016, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.11 per share. The quarterly dividend will be paid on November 18, 2016, to shareholders of record at the close of business on November 7, 2016.

Note 13 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. As of September 30, 2016, there were no material changes in the commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, except as noted below.

Litigation and Other Regulatory Matters

JCG is periodically involved in various legal proceedings and other regulatory matters. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JCG’s consolidated financial statements.

Merger Agreement

The Merger Agreement discussed in Note 2 requires each of JCG and Henderson (1) to operate its business in the ordinary course consistent with past practice in all material respects and to refrain from taking certain actions without the consent of the other party, (2) not to seek an alternative transaction, (3) subject to certain exceptions, not to withdraw the recommendation of its board of directors for the Merger Agreement, and (4) to use reasonable best efforts to obtain governmental, regulatory and third-party approvals.

The Merger Agreement also contains certain termination rights for both JCG and Henderson, including in the event that (1) the merger is not consummated by September 30, 2017, (2) the approval of the merger by the shareholders of Henderson or the stockholders of JCG is not obtained at the applicable shareholder meeting (or at any adjournment thereof) or (3) if there is in effect any governmental restraint or prohibition preventing the consummation of the merger. In addition, Henderson and JCG can each terminate the Merger Agreement prior to the receipt of the approval of the merger by the other party’s shareholders if, among other things, the other party’s board of directors has changed its recommendation that its shareholders approve the merger.

The Merger Agreement provides that if Henderson or JCG terminates the Merger Agreement because of a failure of the shareholders of the other party to approve the merger at the shareholder meeting, Henderson or JCG, as the case may be, will reimburse the other party for its actual out-of-pocket fees and expenses subject to a cap of $10.0 million. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including (a) a change in the recommendation of JCG’s Board of Directors or (b) a termination of the Merger Agreement by (i) JCG or Henderson due to the failure of JCG’s shareholders to approve the merger, (ii) Henderson due to a material breach of the Merger Agreement by JCG or (iii) JCG or Henderson because the merger is not consummated by September 30, 2017 (the “Outside Date”), in the case of each of clause (i), (ii) and (iii), at a time when there was an offer or proposal for an alternative transaction with respect to JCG and JCG enters into or consummates an alternative transaction within 12 months following such date of termination (in the case of clause (i) or (ii)) or within 12 months from the Outside Date (in the case of clause (iii)), JCG may be required to pay Henderson a termination fee equal to $34.0 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and future results could differ materially from historical performance. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” “forecast”, “seeks”, “targets”, “outlook” and similar words and expressions and future or conditional verbs such as “will,” “should,” “would,” “may” and “could”, and variations or negatives of these words, are generally forward-looking in nature and not historical facts. Any statements that refer to expectations or other characterizations of future events, circumstances or results are forward-looking statements. These statements are based on the beliefs and assumptions of Company management based on information currently available to management.

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors specified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and this Quarterly Report on Form 10-Q included under headings such as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other filings and furnishings made by the Company with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. Forward-looking statements by their nature address matters that are, to different degrees, subject to numerous assumptions, known and unknown risks and uncertainties, which change over time and are beyond the control of the Company and its management. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. The Company does not assume any duty and does not undertake to update forward-looking statements, to report events or to report the occurrence of unanticipated events, whether as a result of new information, future developments or otherwise, should circumstances change, nor does the Company intend to do so, except as otherwise required by securities and other applicable laws and regulations.

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

Overview

JCG provides investment management, administration, distribution and related services to financial advisors, individuals and institutional clients through mutual funds, separate accounts, other pooled investment vehicles, ETPs and subadvised relationships (collectively referred to as “investment products”) in both domestic and international markets. Over the last several years, JCG has expanded its business to become a more diversified manager with increased investment product offerings and distribution capabilities. JCG provides investment management competencies across a broad range of investment solutions, including equity, fixed income, alternative and multi-asset class strategies. The Company’s primary subsidiaries, Janus Capital Management LLC (“Janus”), INTECH and Perkins Investment Management LLC (“Perkins”), each specialize in specific investment styles and have their own unique and independent perspective. JCG’s investment products are distributed through three primary channels: intermediary, institutional and self-directed. Each distribution channel focuses on specific investor groups and the unique requirements of each group. As of September 30, 2016, JCG’s complex-wide assets totaled $198.9 billion for mutual fund shareholders, clients and institutions around the globe.

JCG’s complex-wide assets include all assets under management and exchange traded notes (“ETNs”). ETNs are not included in assets under management. Assets under management primarily consist of domestic and international equity and fixed income securities.

Merger Agreement

On October 3, 2016, JCG and Henderson agreed to an all stock merger of equals. The merger was unanimously approved by the Board of Directors of JCG and Henderson. The combined company will be named Janus Henderson Global Investors and will apply for admission to trade on the NYSE as its primary listing, while retaining Henderson’s existing listing on the ASX. Janus Henderson Global Investors intends to comply with all applicable U.S. and Australia security reporting requirements. The merger will be effected via a share exchange with each share of JCG common stock exchanged for 4.7190 newly issued shares in Henderson. Henderson and JCG shareholders are expected to own approximately 57% and 43%, respectively, of Janus Henderson Global Investors shares upon closing.

Janus Henderson Global Investors will be a leading global active asset manager with assets under management of more than $320 billion and a combined market capitalization of approximately $6 billion. The expected benefits of the merger include:

•                                          Expanded client-facing team

•                                          Diversified products and investment strategies

•                                          Enhanced talent

•                                          Financial strength

•                                          Value creation

JCG’s strength in the U.S. markets will be combined with Henderson’s strength in the United Kingdom and European markets to create a global asset manager with significant scale, diverse products and investment strategies, and a diverse geographic footprint. The growth potential of Janus Henderson Global Investors along with annual run rate cost synergies of approximately $110 million are expected to deliver significant value for shareholders. The merger is currently expected to close in the second quarter of 2017. See Part II, Item 1A, “Risk Factors” for additional information on the proposed merger with Henderson.

Dai-ichi Life Insurance Company (“Dai-ichi Life”), JCG’s largest shareholder with approximately 20% ownership, has committed to vote in favor of the merger. Post-merger, Dai-ichi Life will hold approximately 9% of Janus Henderson Global Investors and intends to further invest in Janus Henderson Global Investors to increase its ownership interest to at least 15%. To assist Dai-ichi Life in achieving its ownership target, Henderson has agreed, subject to the completion of the merger, to sell Dai-ichi Life options to subscribe for up to approximately 5% of new Janus Henderson Global Investors shares.

JCG incurred $4.2 million of merger-related expenses during the three months ended September 30, 2016. The merger expenses are included in general, administrative and occupancy on the Condensed Consolidated Statements of Comprehensive Income.

Segment Considerations

Although JCG manages and distributes a wide range of investment products and services, the Company’s management directs JCG’s operations as one business, the investment management business, and thus operates in one business segment.

Operating Revenues, Performance Fees and Assets Under Management

Operating revenues are generally based upon a percentage of the market value of assets under management and are calculated as a percentage of the daily average asset balance in accordance with contractual agreements. Certain investment products are also subject to performance fees, which vary based on a product’s relative performance as compared to a benchmark index and the level of assets subject to such fees. Assets under management primarily consist of domestic and international equity and fixed income securities. Accordingly, fluctuations in domestic and international financial markets, relative investment performance, sales and redemptions of investment products, and changes in the composition of assets under management are all factors that have a direct effect on JCG’s operating results.

Third Quarter 2016 Summary

JCG finished the third quarter 2016 with assets under management of $195.1 billion, an increase of 2.2% from the second quarter 2016, as a result of market appreciation. Long-term net outflows in the third quarter 2016 were $2.4 billion compared to breakeven long-term net flows in the second quarter 2016.

Total operating revenue for JCG in the third quarter 2016 of $258.9 million increased $7.0 million, or 2.8%, from the second quarter 2016 as a result of increased average assets under management, partially offset by higher negative mutual fund performance fees.

Net income attributable to JCG common shareholders for the third quarter 2016 totaled $41.1 million, or $0.22 per diluted share, compared with $39.0 million, or $0.21 per diluted share, for the second quarter 2016. The increase in net income was primarily driven by the increase in operating revenue from higher average assets under management, partially offset by higher compensation costs and general, administrative and occupancy costs.

Net income attributable to JCG common shareholders, adjusted for merger-related costs, for the third quarter 2016 totaled $45.3 million, or $0.24 per diluted share on an adjusted basis. See non-GAAP financial measures discussion in Results of Operations.

Investment Performance of Assets Under Management

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

The following table is a summary of investment performance as of September 30, 2016:

	Percentage of mutual fund assets
	outperforming majority of Morningstar peers (1)
	1-Year	3-Year	5-Year
Complex-wide mutual fund assets	37%	73%	69%
Fundamental equity mutual fund assets	41%	82%	66%
Fixed income mutual fund assets	9%	15%	84%

	Percentage of relative return strategies
	outperforming respective benchmarks (2)
	1-Year	3-Year	5-Year
Mathematical equity strategies	0%	24%	33%

Percentage of complex-wide mutual funds
with 4- or 5-star Overall Morningstar RatingTM
Complex-wide mutual funds	60%

(1) References Morningstar relative performance on an asset-weighted basis.

(2) References performance of relative return strategies, net of fees.

Assets Under Management and Exchange-Traded Products

Assets Under Management and Flows

Total Company assets under management of $195.1 billion at September 30, 2016, increased $13.6 billion, or 7.5%, from September 30, 2015, primarily as a result of net market appreciation of $17.0 billion partially offset by long-term net outflows of $3.3 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets.

The following tables present the components of JCG’s assets under management for the three and nine months ended September 30, 2016 and 2015 (in billions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning of period assets(2)	$190.9	$189.5	$189.1	$183.1
Long-term sales(1)
Fundamental equity	4.8	6.0	14.0	20.1
Fixed income	2.8	4.2	10.1	10.4
Mathematical equity	0.6	1.5	4.0	5.1
Long-term redemptions(1)
Fundamental equity	(5.3)	(7.5)	(15.1)	(20.1)
Fixed income	(2.9)	(4.4)	(9.9)	(9.5)
Mathematical equity	(2.4)	(3.1)	(5.8)	(8.0)
Long-term net flows(1)
Fundamental equity	(0.5)	(1.5)	(1.1)	—
Fixed income	(0.1)	(0.2)	0.2	0.9
Mathematical equity	(1.8)	(1.6)	(1.8)	(2.9)
Total long-term net flows	(2.4)	(3.3)	(2.7)	(2.0)
Net money market flows	(0.1)	0.1	(0.1)	—
Acquisition	—	7.1	—	7.1
Market/fund performance	6.7	(11.9)	8.8	(6.7)
End of period assets(2)	$195.1	$181.5	$195.1	$181.5

(1) Excludes money market flows as sales and redemptions of money market flows are presented net on a separate line due to the short-term nature of the investments.

(2) Excludes all ETN assets.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Average assets under management:(1)
Fundamental equity	$98.3	$98.8	$93.6	$99.7
Fixed income	46.8	42.3	45.4	37.8
Mathematical equity	49.2	49.7	48.1	50.5
Money market	1.3	1.3	1.3	1.3
Total	$195.6	$192.1	$188.4	$189.3

(1) Excludes all ETN assets.

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

	Growth / Core(1)(2)	Global / International(2)	Mathematical Equity	Fixed Income(1)	Value	Total Company (Excluding Money Market and ETNs)	ETNs	Money Market	Total Company
Quarter to Date
June 30, 2016	$65.5	$20.4	$49.1	$46.1	$8.5	$189.6	$3.8	$1.3	$194.7
Sales	3.1	0.8	0.6	2.8	0.9	8.2	3.0	0.1	11.3
Redemptions	(3.5)	(1.3)	(2.4)	(2.9)	(0.5)	(10.6)	(3.0)	(0.2)	(13.8)
Net sales (redemptions)	(0.4)	(0.5)	(1.8)	(0.1)	0.4	(2.4)	—	(0.1)	(2.5)
Market/fund performance	3.0	1.3	0.9	1.0	0.5	6.7	—	—	6.7
September 30, 2016	$68.1	$21.2	$48.2	$47.0	$9.4	$193.9	$3.8	$1.2	$198.9

June 30, 2015	$66.6	$24.8	$50.8	$35.7	$10.4	$188.3	$3.0	$1.2	$192.5
Sales	3.1	2.7	1.5	4.2	0.2	11.7	3.7	0.3	15.7
Redemptions	(4.0)	(2.3)	(3.1)	(4.4)	(1.2)	(15.0)	(1.9)	(0.2)	(17.1)
Net sales (redemptions)	(0.9)	0.4	(1.6)	(0.2)	(1.0)	(3.3)	1.8	0.1	(1.4)
Market/fund performance	(4.6)	(3.0)	(2.6)	(1.0)	(0.7)	(11.9)	(1.3)	—	(13.2)
Acquisition	—	—	—	7.1	—	7.1	—	—	7.1
September 30, 2015	$61.1	$22.2	$46.6	$41.6	$8.7	$180.2	$3.5	$1.3	$185.0

Year to Date
December 31, 2015	$64.5	$22.9	$47.6	$44.4	$8.4	$187.8	$3.2	$1.3	$192.3
Sales	10.3	2.0	4.0	10.1	1.7	28.1	9.5	0.5	38.1
Redemptions	(9.7)	(3.8)	(5.8)	(9.9)	(1.6)	(30.8)	(8.6)	(0.6)	(40.0)
Net sales (redemptions)	0.6	(1.8)	(1.8)	0.2	0.1	(2.7)	0.9	(0.1)	(1.9)
Market/fund performance	3.0	0.1	2.4	2.4	0.9	8.8	(0.3)	—	8.5
September 30, 2016	$68.1	$21.2	$48.2	$47.0	$9.4	$193.9	$3.8	$1.2	$198.9

December 31, 2014	$63.4	$20.8	$51.0	$34.4	$12.2	$181.8	$2.4	$1.3	$185.5
Sales	10.6	8.0	5.1	10.4	1.5	35.6	10.0	0.6	46.2
Redemptions	(10.5)	(5.4)	(8.0)	(9.5)	(4.2)	(37.6)	(7.4)	(0.6)	(45.6)
Net sales (redemptions)	0.1	2.6	(2.9)	0.9	(2.7)	(2.0)	2.6	—	0.6
Market/fund performance	(2.4)	(1.2)	(1.5)	(0.8)	(0.8)	(6.7)	(1.5)	—	(8.2)
Acquisition	—	—	—	7.1	—	7.1	—	—	7.1
September 30, 2015	$61.1	$22.2	$46.6	$41.6	$8.7	$180.2	$3.5	$1.3	$185.0

(1)  Growth / Core and Fixed Income disciplines reflect an even split of the Janus Balanced Fund between the two categories.

(2)  Assets and flows for all time periods reflect a recategorization of the Janus Global Real Estate Fund from the Growth / Core to Global / International discipline.

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

Results of Operations

Operating Revenues

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2016	2015	change	2016	2015	change
Operating revenues (in millions):
Investment management fees	$226.7	$231.0	(1.9)%	$654.9	$687.3	(4.7)%
Performance fees	(11.8)	(1.2)	n/m	(22.5)	(7.9)	n/m
Shareowner servicing fees and other	44.0	44.0	0.0%	126.9	129.0	(1.6)%
Total operating revenues	$258.9	$273.8	(5.4)%	$759.3	$808.4	(6.1)%

n/m — not meaningful

Investment Management Fees

For the three months ended September 30, 2016, investment management fees decreased $4.3 million from the same period last year, due to a product mix shift to lower yielding products, partially offset by higher average assets under management. Investment management fees for the nine months ended September 30, 2016, decreased $32.4 million, due to lower assets under management and a product mix shift to lower yielding products.

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. Performance fee revenue consisted of the following for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Mutual fund performance fees	$(12.4)	$(3.9)	$(32.2)	$(19.2)
Separate account performance fees	0.6	2.7	9.7	11.3
Total performance fees	$(11.8)	$(1.2)	$(22.5)	$(7.9)

Negative mutual fund performance fees were driven by underperformance of certain mutual funds against their respective benchmarks. Negative mutual fund performance fees increased by $8.5 million and $13.0 million during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to underperformance of certain funds against their respective benchmarks.

Separate account performance fees relate largely to assets managed by INTECH. The decline in separate account performance fees is due primarily to the underperformance of certain INTECH accounts against their respective benchmarks. Separate account performance fees are recognized on a quarterly or annual basis. The performance fees recognized annually can cause meaningful fluctuations in operating revenue on a quarterly basis.

A summary of mutual fund and separate account assets subject to performance fees as of September 30, 2016 and 2015, is as follows (in billions):

	September 30,
	2016	2015
Mutual fund assets	$39.7	$41.6
Separate account assets	$24.8	$17.5

Operating Expenses

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2016	2015	change	2016	2015	change
Operating expenses (in millions):
Employee compensation and benefits	$85.9	$85.9	0.0%	$257.4	$268.5	(4.1)%
Long-term incentive compensation	21.0	17.6	19.3%	59.5	57.5	3.5%
Marketing and advertising	4.3	4.9	(12.2)%	16.5	16.1	2.5%
Distribution	34.0	36.8	(7.6)%	99.7	105.7	(5.7)%
Depreciation and amortization	9.0	9.0	0.0%	27.0	24.0	12.5%
General, administrative and occupancy	35.4	36.2	(2.2)%	99.4	95.1	4.5%
Total operating expenses	$189.6	$190.4	(0.4)%	$559.5	$566.9	(1.3)%

Employee Compensation and Benefits

During the nine months ended September 30, 2016, employee compensation and benefits decreased $11.1 million compared to the same period in 2015. The decrease was primarily due to lower incentive compensation as a result of lower operating income. The company-wide incentive compensation plan is designed to link variable compensation to operating income.

Long-Term Incentive Compensation

During the three and nine months ended September 30, 2016, long-term incentive compensation increased $3.4 million and $2.0 million, respectively, compared to the same periods in 2015. The increases were primarily due to the expense associated with new awards granted in 2016, partially offset by vesting of awards granted in prior years and changes in long-term incentive compensation vesting assumptions.

JCG generally grants annual long-term incentive awards during the first quarter of each year. JCG granted $0.6 million and $68.7 million in long-term incentive awards during the three and nine months ended September 30, 2016, respectively. The awards generally vest and will be recognized ratably over a four-year period.

Long-term incentive compensation expense for the year ended December 31, 2016, is currently expected to be approximately $77 million to $80 million.

Depreciation and Amortization

Depreciation and amortization increased $3.0 million for the nine months ended September 30, 2016, compared to the same period in 2015. The increase was largely due to the amortization of intangible assets related to the July 1, 2015, acquisition of Kapstream and higher depreciable assets related to property, equipment and software.

General, Administrative and Occupancy

General, administrative and occupancy decreased $0.8 million for the three months ended September 30, 2016, compared to the same period in 2015, primarily due to a $2.5 million decrease in the fair value and monthly accretion of VelocityShares contingent consideration, and the recognition of a $2.8 million loss on the reimbursement to a certain Janus mutual fund for an operational error in the third quarter 2015. These items were largely offset by $4.2 million in merger-related expenses recognized in the third quarter 2016.

General, administrative and occupancy increased $4.3 million for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to the merger-related expenses noted above and a $1.1 million increase in the fair value and monthly accretion of VelocityShares contingent consideration, partially offset by the 2015 operational error noted above.

Non-Operating Income and Expenses

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2016	2015	change	2016	2015	change
Non-operating income and expenses (in millions):
Interest expense	$(5.3)	$(8.0)	(33.8)%	$(15.6)	$(22.5)	(30.7)%
Investment gains (losses), net	(2.3)	(7.2)	(68.1)%	0.6	(5.9)	n/m
Investment gains within consolidated VIEs, net	3.8	—	n/m	3.3	—	n/m
Other income (expense), net	1.0	1.2	(16.7)%	4.0	(1.1)	n/m
Loss on early extinguishment of debt	—	(36.3)	n/m	—	(36.3)	n/m
Income tax provision	(23.5)	(13.2)	78.0%	(71.9)	(64.7)	11.1%
Net income attributable to noncontrolling interests	(1.9)	—	n/m	(5.0)	(1.8)	n/m

n/m — not meaningful

Interest Expense

During the three and nine months ended September 30, 2016, interest expense decreased $2.7 million and $6.9 million, respectively, compared to the same periods in 2015. The decreases were primarily due to lower interest expense as a result of the Company’s third quarter 2015 debt restructuring. In July 2015, JCG issued $300.0 million of 2025 Senior Notes. The proceeds from the 2025 Senior Notes and cash on hand were used to redeem the Company’s outstanding 2017 Senior Notes in August 2015.

Investment Gains (Losses), Net

The components of investment gains (losses), net for the three and nine months ended September 30, 2016 and 2015, are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Seeded investment products accounted for as VREs	$1.6	$(11.5)	$10.5	$(10.4)
Noncontrolling interests in seeded investment products accounted for as VREs	(0.4)	(1.2)	—	(0.2)
Investments in advised mutual funds	0.3	(0.5)	0.5	(0.4)
Index swaps, credit default swaps and futures	(3.9)	6.7	(11.2)	5.6
Economic hedge for deferred compensation plans	0.3	(0.7)	0.6	(0.5)
Other	(0.2)	—	0.2	—
Investment gains (losses), net	$(2.3)	$(7.2)	$0.6	$(5.9)

Other Income (Expense), Net

The components of other income (expense), net for the three and nine months ended September 30, 2016 and 2015, are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Dividend income	$1.1	$2.0	$2.8	$3.3
Interest income	0.3	0.2	0.7	0.5
Foreign currency gains (losses), net	(0.4)	(1.0)	0.5	(5.1)
Other, net	—	—	—	0.2
Total other income (expense), net	$1.0	$1.2	$4.0	$(1.1)

Dividend income relates to dividends received from certain seeded investment products. Foreign currency gains (losses), net primarily relates to the translation of seeded investment products denominated in non-USD currencies and translation related to Kapstream contingent consideration.

Income Tax Provision

The Company’s effective tax rates for the three and nine months ended September 30, 2016 and 2015, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Effective tax rate	35.3%	40.0%	37.4%	36.9%

The change in the effective tax rates for the three month periods presented was primarily due to contingent consideration adjustments in both periods that resulted in a year-over-year reduction to the effective tax rate partially offset by non-deductible costs associated with the Merger Agreement. In addition, as of January 1, 2016, the Company’s statutory tax rate changed from 37.25% to 37.40% as a result of changes related to state taxes.

Non-GAAP Financial Measures

The Company presents adjusted operating income and adjusted net income attributable to JCG as non-GAAP financial measures. Management believes these non-GAAP measures provide greater transparency into our business on an ongoing operations basis and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business, and they are consistent with internal management reporting. The most directly comparable GAAP measures are operating income and net income attributable to JCG.

These non-GAAP measures should not be considered as substitutes for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate. The tax effect related to reconciling items has been calculated based on the tax rate attributable to the jurisdiction to which the transaction relates.

The following are reconciliations of GAAP basis operating income and net income attributable to JCG to adjusted operating income and adjusted net income attributable to JCG. Amounts are presented in millions, except per share data and operating profit percentages.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Reconciliation of operating income to adjusted operating income:
Operating income, GAAP basis	$69.3	$83.4	$199.8	$241.5
Merger related adjustments (1)	4.2	—	4.2	—
Adjusted operating income	$73.5	$83.4	$204.0	$241.5

Operating margin (2)	26.8%	30.5%	26.3%	29.9%
Adjusted operating margin (3)	28.4%	30.5%	26.9%	29.9%

Reconciliation of net income attributable to JCG to adjusted net income attributable to JCG:
Net income attributable to JCG, GAAP basis	$41.1	$19.9	$115.2	$109.2
Merger related adjustments (1)	4.2	—	4.2	—
Loss on early extinguishment of debt	—	36.3	—	36.3
Tax effect of loss on early extinguishment of debt	—	(13.5)	—	(13.5)
Adjusted net income attributable to JCG	45.3	42.7	119.4	132.0
Less: Allocation of earnings to participating restricted stock awards	1.8	1.5	4.6	4.7
Adjusted net income attributable to JCG common shareholders	$43.5	$41.2	$114.8	$127.3

Diluted weighted average common shares outstanding	181.1	186.4	181.6	188.0
Diluted earnings per share attributable to JCG common shareholders	$0.22	$0.10	$0.61	$0.56
Adjusted diluted earnings per share attributable to JCG common shareholders (4)	$0.24	$0.22	$0.63	$0.68

(1) Merger costs are generally not deductible for income tax purposes and are not expected to impact the Company’s income tax provision.

(2) Operating income divided by operating revenues.

(3) Adjusted operating income divided by operating revenues.

(4) Adjusted net income attributable to JCG divided by the weighted average shares outstanding amount used in the calculation of diluted earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

Merger Agreement

As discussed in Note 13 to the condensed consolidated financial statements, the Merger Agreement requires JCG to operate its business in ordinary course and, subject to certain exceptions, may prevent JCG from taking certain actions without the approval of Henderson, including, but not limited to, dividend payments, debt repurchases, certain restructurings and credit facility draws. Under the terms of the Merger Agreement, subject to the approval of the JCG board of directors, JCG is permitted to pay a cash dividend in respect of the third and fourth quarters of 2016, in each case subject to a cap of $0.11 per share.

Short-Term Liquidity and Capital Resources

The following table summarizes key balance sheet data relating to JCG’s liquidity and capital resources as of September 30, 2016, and December 31, 2015 (in millions):

	September 30,	December 31,
	2016	2015
Cash and cash equivalents:
Cash and cash equivalents held domestically	$288.8	$283.5
Cash and cash equivalents held outside of the United States(1)	80.3	79.7
Cash and cash equivalents held by consolidated seeded investment products(2)	—	1.2
Total cash and cash equivalents	$369.1	$364.4

Investment management fees and other receivables	$132.6	$137.8

Investment securities:
Seeded investment products(3)	$245.7	$306.6
Investments in advised mutual funds and the economic hedging of deferred compensation plans	21.9	20.5
Total investment securities	$267.6	$327.1

Long-term debt (including current portion)	$405.3	$402.3

Cash and cash equivalents consist primarily of cash on hand and short-term investments with an initial maturity of three months or less when purchased, including investments in money market funds. JCG believes that existing cash and cash generated from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, dividend payments, income tax payments and interest payments on outstanding debt. JCG may use available cash for general corporate purposes and acquisitions. In addition, JCG may repurchase its outstanding debt securities in open market transactions, privately negotiated transactions, exchanges, tender offers or otherwise. Any repurchase of outstanding debt securities and common stock will depend on prevailing market conditions, JCG’s liquidity requirements, contractual and legal restrictions, and other factors.

As of September 30, 2016, the 2018 Convertible Notes met the criteria for early conversion and are convertible during the fourth quarter 2016. As such, the carrying value of the 2018 Convertible Notes was classified as current portion of long-term debt on JCG’s September 30, 2016 Condensed Consolidated Balance Sheet.

(1)         As of September 30, 2016, and December 31, 2015, cash held outside of the United States may not be entirely available for general corporate purposes due to approximately $30 million and $28 million of capital requirements associated with foreign subsidiaries of JCG, respectively.

(2)         Cash and cash equivalents held by consolidated seeded investment products are not available for general corporate purposes.

(3)         Includes noncontrolling interests in consolidated seeded investment products of $30.4 million and $13.8 million, respectively.

Common Stock Repurchases

Common stock repurchases during the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Total cost (in millions)	$13.6	$26.0	$70.4	$60.7
Shares repurchased	938,757	1,699,517	5,141,321	3,715,256
Average price per share	$14.52	$15.30	$13.70	$16.34

Dividends

Dividends declared and paid during the nine months ended September 30, 2016, are summarized as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in millions)	paid
$0.09	January 19	$16.7	February 25
$0.11	April 21	$20.3	May 20
$0.11	July 21	$20.1	August 19

On October 20, 2016, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.11 per share. The quarterly dividend will be paid on November 18, 2016, to shareholders of record at the close of business on November 7, 2016.

The Merger Agreement requires JCG to operate its business in ordinary course and, subject to certain exceptions, may prevent JCG from taking certain actions without the approval of Henderson, including, but not limited to, dividend payments. Under the terms of the Merger Agreement, subject to the approval of the JCG board of directors, JCG is permitted to pay a cash dividend in respect of the third and fourth quarters of 2016, in each case subject to a cap of $0.11 per share.

Long-Term Liquidity and Capital Resources

Expected long-term commitments at September 30, 2016, include principal and interest payments related to the 2018 Convertible Notes and the 2025 Senior Notes, capital and operating lease payments, redeemable noncontrolling interests, Perkins and INTECH senior profits interests awards, INTECH appreciation rights and phantom interests, and contingent consideration related to the acquisition of VelocityShares and Kapstream. JCG expects to fund its long-term commitments using existing cash and cash generated from operations, debt refinancing or access to capital and credit markets, as necessary.

Other Sources of Liquidity

At September 30, 2016, JCG had a $200 million, unsecured, revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at LIBOR plus a spread, which is based on JCG’s credit rating. JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG’s credit rating. The Credit Facility has a maturity date of November 23, 2018.

The Credit Facility contains financial covenants with respect to leverage and interest coverage. The financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At September 30, 2016, JCG’s financing leverage ratio was 1.16x and the interest coverage ratio was 20.93x. JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at September 30, 2016, or during the nine months ended September 30, 2016.

Cash Flows

A summary of cash flow data for the nine months ended September 30, 2016 and 2015, is as follows (in millions):

	Nine months ended
	September 30,
	2016	2015
Cash flows provided by (used for):
Operating activities	$167.7	$150.4
Investing activities	(25.9)	(156.9)
Financing activities	(136.9)	(148.9)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.2)	(4.7)
Net change in cash and cash equivalents	4.7	(160.1)
Cash and cash equivalents at beginning of period	364.4	452.5
Cash and cash equivalents at end of period	$369.1	$292.4

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash used for investing activities for the nine months ended September 30, 2016 and 2015, is as follows (in millions):

	Nine months ended
	September 30,
	2016	2015
Purchase of property, equipment and software	$(6.8)	$(7.7)

Escrow of cash for purchase of majority interest in Kapstream	—	(81.4)

Purchases and settlements of investment securities:
Seeded investment products	(76.0)	(69.8)
Investments related to deferred compensation plans	(0.5)	(0.4)
Seed capital derivative instruments	(25.2)	(7.0)
Other long-term investment	(8.0)	—
Total purchases and settlements of investment securities	(109.7)	(77.2)

Proceeds from sales, settlements and maturities of investment securities:
Seeded investment products	69.4	29.1
Investments related to deferred compensation plans	0.5	1.1
Seed capital derivative instruments	8.5	12.2
Total proceeds from sales, settlements and maturities of investment securities	78.4	42.4

Sales (purchases) of securities by consolidated seeded investment products	12.2	(33.0)
Cash used for investing activities	$(25.9)	$(156.9)

Cash used for investing activities totaled $25.9 million during the nine months ended September 30, 2016, compared to cash used for investing activities of $156.9 million during the same period in 2015. The year-over-year change in cash used for investing activities is primarily due to the escrow of cash during the second quarter 2015 ahead of the acquisition of Kapstream. Purchases and sales of investment securities also contributed to the year-over-year change. JCG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment or “seeding.” The primary purpose of seeded investment products is to generate an investment performance track record in a product to attract third-party investors. JCG may redeem invested seed capital for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the investment strategy.

Sales and purchases of securities by consolidated seeded investment products can fluctuate based on third-party investments and redemptions in the consolidated seeded investment products and is offset in cash provided by (used for) financing activities.

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2016 and 2015, is as follows (in millions):

	Nine months ended
	September 30,
	2016	2015
Repurchase of common stock	$(70.4)	$(60.7)
Dividends paid to JCG shareholders	(57.1)	(48.6)
Third-party investments (redemptions) in consolidated seeded investment products	(12.2)	33.0
Proceeds from stock option exercises and employee stock purchases	7.6	8.2
Excess tax benefit from equity-based compensation	2.9	7.7
Repayment of long-term debt	—	(380.3)
Proceeds from the issuance of debt	—	297.1
Other financing activities	(7.7)	(5.3)
Cash used for financing activities	$(136.9)	$(148.9)

Cash used for financing activities totaled $136.9 million during the nine months ended September 30, 2016, compared to cash used for financing activities of $148.9 million during the same period in 2015. The year-over-year change in cash used for financing activities is primarily due to the repayment of long-term debt and proceeds received from the issuance of debt in the third quarter 2015 and third-party investments and redemptions in consolidated seeded investment products, which can fluctuate based on third-party activity and is offset in cash used for investing activities. Also contributing to the year-over-year change is an increase in cash used for the repurchase of common stock and dividends paid to JCG shareholders. JCG maintains a share repurchase program to return capital to shareholders and offset dilution associated with the vesting of restricted stock.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.     Controls and Procedures

As of September 30, 2016, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Company to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Jennifer J. McPeek, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Ms. McPeek concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2016 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I, Item 1. Financial Statements, Note 13 — Commitments and Contingencies.

Item 1A.     Risk Factors

Except as discussed below, the Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to the Merger with Henderson

The consummation of the merger is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that are outside of JCG’s control and that JCG may be unable to obtain. As a result, one or more conditions to closing of the merger may not be satisfied and the merger may not be completed.

JCG cannot provide any assurance that the merger will be completed or that there will not be a delay in the completion of the merger. The ability to consummate the merger is subject to risks and uncertainties, including, but not limited to, the risks that the conditions to the merger are not satisfied, or if possible, waived, including, among others, (a) the approval of the shareholders of JCG of the merger; (b) the approval of the shareholders of Henderson of (i) the merger, (ii) the name change of Henderson, (iii) the amended and restated memorandum and articles of association of Henderson, (iv) the delisting of Henderson ordinary shares from the London Stock Exchange and (v) the payment of a dividend in respect of the second half of the 2016 fiscal year; (c) the receipt of the required antitrust approvals, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (d) the receipt of the required regulatory approvals, including the approval of the Financial Industry Regulatory Authority, Inc. and the U.K. Financial Conduct Authority; (e) the approval by the board of trustees and shareholders for JCG-advised U.S. mutual funds of new investment advisory agreements with JCG to take effect at the closing of the merger representing at least 67.5% of the assets under management of those funds as of September 30, 2016; and (f) the absence of governmental restraints or prohibitions preventing the consummation of the merger. The process to obtain regulatory approvals could prevent, or substantially delay, the consummation of the merger.

If the merger is not completed for any reason, JCG may be subjected to a number of material risks. The price of JCG common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, some costs related to the merger must be paid by JCG whether or not the merger is completed. Furthermore, JCG may experience negative reactions from its shareholders, clients and/or employees.

The Merger Agreement contains provisions that restrict JCG’s ability to pursue alternatives to the merger and, in specified circumstances, could require JCG to pay Henderson a termination fee of up to $34.0 million.

Under the Merger Agreement, JCG is restricted, subject to certain exceptions, from soliciting, initiating, knowingly encouraging, knowingly facilitating, discussing or negotiating, or furnishing information with regard to, any inquiry, proposal or offer for an alternative transaction from any person or entity. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including (a) a change in the recommendation of JCG’s Board of Directors or (b) a termination of the Merger Agreement by (i) JCG or Henderson due to the failure of JCG’s shareholders to approve the merger, (ii) Henderson due to a material breach of the Merger Agreement by JCG or (iii) JCG or Henderson because the merger is not consummated by September 30, 2017 (the “Outside Date”), in the case of each of clause (i), (ii) and (iii), at a time when there was an offer or proposal for an alternative transaction with respect to JCG and JCG enters into or consummates an alternative transaction within 12 months following such date of termination (in the case of clause (i) or (ii)) or within 12 months from the Outside Date (in the case of clause (iii)), JCG may be required to pay Henderson a termination fee equal to $34.0 million in cash.

There can be no assurance that the expected benefits of the merger will occur or be fully or timely realized.

The success of the merger will depend, in part, on the ability of JCG and Henderson to successfully integrate the businesses of JCG and Henderson. If JCG and Henderson are not able to successfully combine the businesses of JCG and Henderson in an efficient and effective manner, the anticipated benefits, synergies, operational efficiencies and cost savings may not be realized fully or at all, or may take longer to realize than expected, and the share price, revenues, levels of expenses and results of operations of Janus Henderson Global Investors may be adversely affected.

The combination of two independent businesses is a complex, costly and time consuming process, and the management of Janus Henderson Global Investors may face significant challenges in implementing such integration, including, without limitation:

•                                          diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of JCG and Henderson as a result of the devotion of management’s attention to the merger;

•                                          difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

•                                          challenges of managing a larger post-merger company addressing differences in business culture and retaining key personnel;

•                                          conforming standards, controls, procedures and accounting and other policies and compensation structures between JCG and Henderson;

•                                          challenges in keeping existing clients and obtaining new clients; and

•                                          coordinating geographically separate organizations.

Many of these factors will be outside of the control of JCG or Henderson and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenues which could materially impact Janus Henderson Global Investors’ business, financial conditions and results of operations. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower and may take longer to achieve than anticipated. Difficulties in the integration process and other disruptions resulting from the merger could adversely affect Janus Henderson Global Investors’ relationships with employees, clients, distributors and other persons with whom JCG or Henderson has a business relationship.

JCG’s shareholders cannot be sure of the value of the consideration they will receive in the merger. JCG’s shareholders will receive ordinary shares of the Janus Henderson Global Investors as a result of the merger, which have rights different from shares of JCG common stock.

Because the market price of Henderson ordinary shares and shares of JCG common stock will fluctuate, JCG’s shareholders cannot be sure of the value of the consideration they will receive in the merger. In addition, because the exchange ratio is fixed, the number of ordinary shares of Janus Henderson Global Investors to be received by holders of JCG common stock in the merger will not change between now and the time the merger is completed to reflect changes in the trading prices of JCG common stock or Henderson ordinary shares. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in currency exchange rates between the U.S. dollar and British pound, changes in the respective businesses, operations and prospects of JCG and Henderson, and an evolving regulatory landscape. Market assessments of the benefits of the merger and the likelihood that the merger will be consummated, as well as general and industry specific market and economic conditions, may also impact market prices of JCG common stock and Henderson ordinary shares. Many of these factors are beyond JCG’s and Henderson’s control.

Upon completion of the merger, the rights of JCG’s shareholders will be governed by the memorandum of association and articles of association of Janus Henderson Global Investors. The rights associated with shares of JCG common stock are different from the rights that will be associated with Janus Henderson Global Investors’ ordinary shares. In addition, the laws of Jersey differ from the laws in effect in the U.S. and may afford less protection to holders of securities in Janus Henderson Global Investors. Finally, JCG’s shareholders will have a reduced ownership and voting interest in Janus Henderson Global Investors and will exercise less influence over management of Janus Henderson Global Investors.

JCG will be subject to business uncertainties and contractual restrictions until the merger is consummated.

Uncertainty about the effect of the merger on employees, clients, distributors and other persons with whom JCG has a business relationship as well as regulatory permits, licenses, investment advisory agreements and other contracts, particularly for which the merger could be deemed a “change-in-control” under the applicable terms and conditions, may have an adverse effect on JCG and consequently on Janus Henderson Global Investors. These uncertainties may impair JCG’s ability to attract, retain and motivate key personnel until the consummation of the merger and for a period of time thereafter, and could cause clients and others that deal with the parties to delay or defer certain business decisions or decide to terminate, modify or renegotiate their relationships with JCG, decide not to conduct business with JCG or take other actions as a result of the merger, which could negatively affect Janus Henderson Global Investors’ and/or JCG’s revenues, earnings and cash flows, as well as the market price of JCG common stock, regardless of whether the merger is consummated. Retention of employees could be challenging during the pendency of the merger due to uncertainty about their future roles. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, Janus Henderson Global Investors’s business following the consummation of the merger could be negatively impacted.

In addition, the Merger Agreement restricts JCG, without the consent of Henderson, from making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and expenditures, paying dividends in excess of certain thresholds, repurchasing securities, issuing securities outside of existing equity award programs, materially increasing employee compensation and benefits, hiring any employee with an annual base salary in excess of a certain threshold and taking other specified actions until the earlier of the completion of the merger or the termination of the Merger Agreement. These restrictions may prevent or delay pursuit of strategic corporate or business opportunities that may arise prior to the consummation of the merger and may impair JCG’s ability to attract, retain and motivate key personnel. Adverse effects arising during the pendency of the merger could be exacerbated by any delays in consummation of the merger or termination of the Merger Agreement.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

During the nine months ended September 30, 2016, JCG repurchased 3,772,389 shares of its common stock at an average price of $13.95 per share and a total cost of $52.6 million as part of the share repurchase program. The share repurchase program is conducted within the parameters of Rule 10b5-1 under the Exchange Act. Any future repurchases of common stock will depend on prevailing market conditions, the Company’s liquidity requirements, contractual and legal restrictions, and other factors.

JCG also repurchased 406,659 shares of common stock from Dai-ichi Life on August 1, 2016, for a total cost of $5.9 million in order for Dai-ichi Life to comply with the ownership limit obligations under the investment agreement between JCG and Dai-ichi Life. At September 30, 2016, Dai-ichi Life owned approximately 20% of the outstanding common shares of the Company.

In addition to the share repurchase program, during the nine months ended September 30, 2016, JCG withheld 962,273 shares from employees as part of a share withholding program to satisfy the employees’ minimum statutory income tax liabilities attributable to the vesting of restricted stock. The shares withheld had a value of $11.9 million and were deposited into treasury shares.

The following table presents monthly 2016 JCG common stock repurchases:

				Approximate dollar value of
	Total number	Average	Total number of shares	shares that may yet
	of shares	price paid	purchased as part of	be purchased under the
Period	purchased	per share	publicly announced plans	plans (end of month)
January	2,046	$13.53	—	$313 million
February	1,754,714	12.29	817,725	$303 million
March	786,024	14.01	786,024	$292 million
April	549,462	14.75	542,005	$284 million
May	542,518	14.51	542,518	$276 million
June	567,800	14.53	567,800	$268 million
July	531,678	14.52	516,317	$260 million
August	407,079	14.50	406,659	$254 million
September	—	0.00	—	$254 million
Total	5,141,321	$13.70	4,179,048

Items 3, 4 and 5.

Not applicable.

Item 6.     Exhibits

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: October 25, 2016

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