Form 10-K/A
period 2016-12-31
JANUS CAPITAL GROUP INC
filed 2017-03-10
CIK 1065865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for Janus Capital Group Inc. for the year ended December 31, 2016 originally filed on February 16, 2017 (the "Original Filing"). We are filing this Amendment to present the information required under Part III of Form 10-K, and to amend Part IV, Item 15 to file Exhibit 10.22. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part IV, Item 15.

Other than as set forth above, no other items or sub-items of the Original Filing are being revised by this Amendment. Information in the Original Filing is generally stated as of December 31, 2016, and this Amendment does not reflect any subsequent information or events other than those described above.

Capitalized terms not otherwise defined in this Amendment shall have the meanings ascribed to them in the Original Filing.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

Jeffrey J. Diermeier, Eugene Flood, Jr., J. Richard Fredericks, Deborah R. Gatzek, Lawrence E. Kochard, Arnold A. Pinkston, Glenn S. Schafer, Richard M. Weil, Billie I. Williamson, and Tatsusaburo Yamamoto are the current directors of the Company, holding office until the 2017 annual shareholders meeting or until their successors are elected and qualify. Ages shown below are as of February 24, 2017.

Director	Skills and Qualifications
Jeffrey J. Diermeier, 64	In determining that Mr. Diermeier should serve as a director of the Company, the Board of Directors identified Mr. Diermeier's extensive oversight experience related to financial reporting and corporate governance standards as a trustee of the Board of the Financial Accounting Foundation, CFA Institute experience, mutual fund and investment adviser oversight experience while at UBS, corporate oversight as a member of several boards of directors and committees, and his general executive management experience at UBS and its predecessor entity.

Company

•

Director of the Company since March 2008

Other current experience

•

Director of the University of Wisconsin Foundation (a non-profit fundraising and endowment management organization) and former chairman of its investment committee

•

Director of Adams Street Partners (a private equity firm) since January 2011

•

Co-owner and Chairman of L.B. White Company (a heating equipment manufacturer) since 2010

Previous experience

•

Trustee of the Board of the Financial Accounting Foundation (oversees the Financial Accounting Standards Board and the Government Accounting Standards Board) from January 2009 to December 2015, and Chairman of the Trustees from November 2012 to December 2015

•

President and Chief Executive Officer of the CFA Institute (a non-profit educational organization for investment professionals) from 2005 to January 2009

•

Advisory board member of Stairway Partners, LLC (a registered investment adviser) from March 2005 to December 2012 and currently a minority owner

•

Chief Investment Officer of UBS Global Asset Management from 2000 to 2004; prior to that, beginning in 1975, worked on the buy-side, principally overseeing asset allocations and running the fundamental equity team

•

Chartered Financial Analyst designation

Director	Skills and Qualifications
Eugene Flood, Jr., 61	In determining that Mr. Flood should serve as a director of the Company, the Board of Directors identified Mr. Flood's extensive investment management, mutual fund and investment adviser experience as a trustee for CREF and TIAA-CREF, his senior management experience with Smith Breeden Associates and Morgan Stanley, and his economic-focused academic background. Mr. Flood has a Ph.D. in Economics from the Massachusetts Institute of Technology.

Company

•

Director of the Company since January 2014

Other current experience

•

Director of Research Corporation for Science Advancement since 2015

•

Member of Board of Trustees of the Financial Accounting Foundation since January 2016

•

Chairman, Advisory Board, Institute for Global Health and Infectious Diseases, University of North Carolina, Chapel Hill

•

Managing Partner, Next Sector Capital, LLC

•

Member of Steering Board of the Eshelman Institute, the Eshelman School of Pharmacy, University of North Carolina, Chapel Hill

Previous experience

•

Director of The Foundation for the Carolinas, a non-profit group, from 2012 to 2015

•

Executive Vice President of TIAA-CREF from 2011 until his retirement in 2012

•

Member of the CREF Board of Trustees and TIAA-CREF Mutual Fund Board of Trustees for seven years, chairing the investment committee

•

President and Chief Executive Officer of Smith Breeden Associates (a North Carolina-based fixed income asset manager) for 12 years

•

A range of trading and investment positions with Morgan Stanley from 1987 to 1999

•

Assistant Professor of Finance at Stanford Business School from 1982 to 1987

Director	Skills and Qualifications
J. Richard Fredericks, 71	In determining that Mr. Fredericks should serve as a director of the Company, the Board of Directors identified Mr. Fredericks' extensive investment management, security analyst, and investment banking experience and his corporate oversight experience as a member of several boards of directors.

Company

•

Director of the Company since October 2006

Other current experience

•

Managing Director of the money management firm Main Management LLC

•

Director of Cadence Bancorp LLC

•

Member of the Library of Congress Trust Fund Board since 2004

•

Director on the boards of several non-profit organizations

Previous experience

•

International advisory board member of Komatsu Ltd. from 2003 to 2005

•

Director of Chiron Corporation until it was acquired by Novartis International AG from February 2003 to April 2006

•

U.S. Ambassador to both Switzerland and Liechtenstein from 1999 to 2001

•

Director of BanCorp Hawaii in 1999

•

Banc of America Securities (formerly Montgomery Securities), initially as a partner and later as Senior Managing Director, from 1977 to 1999

Director	Skills and Qualifications
Deborah R. Gatzek, 68	In determining that Ms. Gatzek should serve as a director of the Company, the Board of Directors identified Ms. Gatzek's extensive experience in mutual fund, broker dealer, investment adviser, and corporate governance matters in her roles as the chief legal adviser at ING Americas and Franklin Resources; as a partner at Stradley, Ronan, Stevens & Young; and as special counsel for the SEC. The Board of Directors also considered her legal, academic, and general executive management experiences in senior and executive positions at ING Americas; Franklin Resources; and Stradley, Ronan, Stevens & Young. Ms. Gatzek's experience with public company filings, business practices, and strategies also benefits the Board.

Company

•

Director of the Company since March 2004

Other current experience

•

Securities law attorney

•

Serves on the boards of three non-profit organizations

•

Principal, Oversight and Governance Solutions, LLC

Previous experience

•

Chief Counsel to the Mutual Fund and Broker Dealer subsidiaries of ING Americas (an investment management firm) from 2001 to 2003

•

Partner at the law firm of Stradley, Ronan, Stevens & Young from 2000 to 2001

•

Senior Vice President and General Counsel of Franklin Resources,  Inc. (an investment management firm) from 1983 through 1999

•

Special Counsel for the SEC and Regional Counsel for FINRA

Director	Skills and Qualifications
Lawrence E. Kochard, 60	In determining that Mr. Kochard should serve as a director of the Company, the Board of Directors identified Mr. Kochard's extensive experience related to investment management, investment adviser oversight, general executive management and his economic-focused academic background while a senior executive officer on the investment teams of University of Virginia, Georgetown University, Virginia Retirement System, Fannie Mae, and The Goldman Sachs Group. Mr. Kochard has a Ph.D. in Economics from the University of Virginia.

Company

•

Director of the Company since March 2008

Other current experience

•

Chief Executive Officer of the University of Virginia Investment Management Company since January 2011

•

Member of the Investment Advisory Committee of the Virginia Retirement System since March 2011

•

Member of the Board and Chair of the Investment Committee for the Virginia Environmental Endowment since April 2013

•

Member of the Board of the Virginia Commonwealth University Investment Management Company since May 2015

Previous experience

•

Chairman of the College of William & Mary Investment Committee from October 2005 to October 2011

•

Chief Investment Officer for Georgetown University from 2004 to 2010

•

Managing Director of Equity and Hedge Fund Investments for the Virginia Retirement System from 2001 to 2004

•

Assistant Professor of Finance at the McIntire School of Commerce at the University of Virginia from 1999 to 2001

•

Financial analysis and planning, corporate finance, and capital markets roles with DuPont de Nemours and Company, Fannie Mae, and The Goldman Sachs Group, Inc.

•

Chartered Financial Analyst designation

Director	Skills and Qualifications
Arnold A. Pinkston, 58	In determining that Mr. Pinkston should serve as a director of the Company, the Board of Directors identified Mr. Pinkston's significant experience in the development, implementation, and coordination of business strategies, enterprise risk management, and corporate ethics practices, and his expertise in corporate and board of directors governance and corporate compliance in his roles as Executive Vice President and General Counsel at Allergan, Inc., Senior Vice President and General Counsel at Beckman Coulter, Inc., and Vice President and Deputy General Counsel of Eli Lilly and Company, and as a member of several boards of directors.

Company

•

Director of the Company since January 2016

Other current experience

•

Director, Sustainability Accounting Standards Board since January 2016

Previous experience

•

Executive Vice President and General Counsel for Allergan, Inc. from October 2011 to March 2015

•

Senior Vice President, General Counsel, and Secretary for Beckman Coulter from November 2005 to May 2011

•

Vice President for Eli Lilly and Company from March 1994 to November 2005

•

Deputy General Counsel for Eli Lilly and Company from January 1999 to November 2001 and February 2003 to November 2005

•

Director of OneOC, a non-profit company, from 2008 to 2015 and Chairman from 2013 to 2014

•

Director of St Vincent Health hospital system from 2003 to 2005

•

Director of Indianapolis Local Public Improvement Bond Bank from 2002 to 2005

•

Director of Innocentive, Inc., a crowd source innovative solutions company, from 2003 to 2005

•

Director of Southwest Autism Research Center from 1998 to 1999

•

Director of Valley Big Brothers and Big Sisters, a non-profit company, from 1996 to 1998

•

Director of Bay Area Urban League, a non-profit company, from 1993 to 1995

Director	Skills and Qualifications
Glenn S. Schafer, 67	In determining that Mr. Schafer should serve as a director of the Company, the Board of Directors identified Mr. Schafer's extensive accounting and financial experience as a former Chief Financial Officer at Pacific Life, investment and capital management experience as a senior executive and board member of Pacific Life, corporate oversight experience as a member of several boards of directors and committees, and general executive management experience as a senior executive and board member of Pacific Life.

Company

•

Director of the Company since December 2007

•

Chairman of the Board of Directors since April 27, 2012

Other current experience

•

Director of Mercury General Corporation since October 2015 (a publicly traded insurance company)

•

Director of Genesis Healthcare, Inc. since 2006 (the successor company resulting from the combination of Skilled Healthcare Group, Inc., to which Mr. Schafer was a director, and Genesis Healthcare, LLC) (a nursing and assisted living facilities company)

•

Director of GeoOptics LLC (a weather satellite manufacturer)

Previous experience

•

Director of the Michigan State University Foundation (a non-profit fundraising corporation) from 2004 to 2014

•

Board of Directors for Scottish Re Group from 2006 to 2007

•

Vice Chairman of Pacific Life Insurance Company from April 2005 until his retirement in December 2005

•

Member of Pacific Life Insurance Company's board of directors and President of Pacific Life from 1995 to 2005

•

Executive Vice President and Chief Financial Officer of Pacific Life from 1991 to 1995

•

Non-executive Chairman of Beckman Coulter, Inc. (a biomedical testing products developer and manufacturer) from 2009 to 2011

Director	Skills and Qualifications
Richard M. Weil, 53	In determining that Mr. Weil should serve as a director of the Company, the Board of Directors believes that the CEO of the Company should be a member of the Board of Directors and identified Mr. Weil's extensive business and legal experience in the investment management industry; his general executive management experience as a senior executive officer at PIMCO; and as a lawyer at Simpson Thacher & Bartlett LLP. The Board of Directors also considered his extensive experience in the development and oversight of global company operations.

Company

•

Chief Executive Officer and a director of the Company since February 2010

•

Member of the Company's executive committee since February 2010

•

Member of the Board of Directors of the Company's subsidiaries, INTECH Investment Management LLC ("INTECH") and Perkins Investment Management LLC ("Perkins")

Previous experience

•

Global head of Pacific Investment Management Company LLC ("PIMCO") Advisory (an investment management firm) from February 2009 until joining Janus in February 2010

•

Member of the board of trustees for the PIMCO funds from February 2009 to February 2010

•

PIMCO's Chief Operating Officer from 2000 to 2009, during which time he:

•

led the development of PIMCO's global business;

•

founded PIMCO's German operations;

•

was responsible for PIMCO's operations, technology, fund administration, finance, human resources, legal, compliance, and distribution functions;

•

managed PIMCO's non-U.S. offices; and

•

served on PIMCO's executive committee

•

General counsel for PIMCO Advisors LP from January 1999 to August 2000

•

Bankers Trust Global Asset Management from 1994 to 1995 in their hedge fund business

•

Attorney with the law firm Simpson Thacher & Bartlett LLP in New York from September 1989 to 1994

•

Member of Security Industry and Financial Markets Association's ("SIFMA") board of directors and chaired the SIFMA asset management industry group until 2010

Director	Skills and Qualifications
Billie I. Williamson, 64	In determining that Ms. Williamson should serve as a director of the Company, the Board of Directors identified Ms. Williamson's significant expertise in financial reporting and audit process. The Board also considered her understanding of technology control implementation and protocols for businesses dealing in foreign countries as a Senior Global Client Serving Partner at Ernst & Young L.L.P. and her corporate oversight, financial reporting, and controls experience as a member of several boards of directors and audit and financial committees. Ms. Williamson is a Certified Public Accountant.

Company

•

Director of the Company since March 2015

Other current experience

•

Director and member of Audit Committee of Pentair plc (an industrial machinery company) since 2014

•

Director and Chairman of the Audit Committee of Energy Future Holdings Corporation (the largest private utility in Texas) since February 2013

•

Director and Chairman of the Audit Committee, and member of the Executive Committee of CSRA, Inc. (a software and technology company serving the public government sector) since November 2015

•

Co-Chairman of the Dallas Chapter of Women Corporate Directors

•

Director of the North Texas Chapter of the National Association of Corporate Directors ("NACD") and a NACD Leadership Fellow

•

Director on the boards of several non-profit organizations

Previous experience

•

Director and member of Audit and Nominating Corporate Governance Committees of Exelis Inc. (a global aerospace, defense, information and services company) from January 2012 until completion of the sale of the Company in May 2015

•

Senior Global Client Serving Partner at Ernst & Young L.L.P. from 1998 until retirement in December 2011, and served on the Americas Executive Board of Ernst & Young L.L.P.

•

Lead Independent Director and member of Audit, Compensation, and Transaction Committees of Annie's Inc. from March 2012 until completion of the sale of the company in October 2014

•

Senior Vice President, Finance and Corporate Controller at Marriott International, Inc. from 1996 to 1998

•

Chief Financial Officer of AMX Corporation from 1993 to 1996

Director	Skills and Qualifications
Tatsusaburo Yamamoto, 52	In determining that Mr. Yamamoto should serve as a director of the Company, the Board of Directors identified Mr. Yamamoto's extensive experience in the financial services industry outside of the U.S. and his roles in management in the investment planning, asset management and international business management departments of The Dai-ichi Life Insurance Company, Limited ("Dai-ichi Life"), Executive Officer and Chief of Asset Management Business Unit of Dai-ichi Life Holdings, Inc. and Managing Director of Dai-ichi Life (Asia Pacific). The Board of Directors also considered his experience and familiarity with the Company's management team.

Company

•

Director of the Company since July 2015

•

Mr. Yamamoto was appointed director on July 24, 2015, after being designated by Dai-ichi Life as its representative for appointment to the Company's Board. This right was granted to Dai-ichi Life as a result of the Investment and Strategic Cooperation Agreement (the "Strategic Agreement") between Dai-ichi Life and the Company. In accordance with the Strategic Agreement, Dai-ichi Life was granted the right to designate a representative for appointment to the Company's Board after it acquired at least 15% of the issued and outstanding shares of the Company's stock, with such right continuing as long as Dai-ichi Life maintains ownership of at least 15% of the issued and outstanding shares of the Company's common stock or until the right is otherwise terminated in accordance with the terms of the Strategic Agreement. Before his appointment to the Board, the Nominating Committee met with Mr. Yamamoto, reviewed his background and business experience, and determined that Mr. Yamamoto possessed the membership criteria for non-employee directors as set forth in the Governance Guidelines.

Other current experience

•

Joined Dai-ichi Life in 1988 supporting numerous key areas related to investment planning, asset management, and international business management

•

Executive Officer and Chief of Asset Management Business Unit of Dai-ichi Life Holdings, Inc. since October 2016; Executive Officer and General Manager, Investment Planning Department of Dai-ichi Life since 2015; General Manager, Investment Planning Department of Dai-ichi Life since 2014; Managing Director of Dai-ichi Life (Asia Pacific) from 2011 to 2014

Executive Officers

All executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. The executive officers shown below and Richard M. Weil are considered our "named executive officers" ("NEOs") for purposes of this Amendment. Ages shown below are as of February 24, 2017.

Richard M. Weil's biographical information is included under "Directors" on page 9.

Bruce L. Koepfgen, 64 — Mr. Koepfgen joined Janus in May 2011 as Executive Vice President. In July 2011, Mr. Koepfgen was named CFO of Janus, and in August 2013, he was named President of Janus. He also serves as President and Chief Executive Officer of the Janus Investment Fund and Janus Aspen Series Trusts (appointed in July 2014), and the recently established Detroit Street Trust and Clayton Street Trust (appointed to both in February 2016). Mr. Koepfgen is a member of the Janus executive committee, INTECH's board of directors, and Perkins's board of managers, and works with senior leaders to advance the interests of Janus's clients, shareholders, and employees. Prior to joining Janus, Mr. Koepfgen was Co-CEO of Allianz Global Investors Management Partners and CEO of Oppenheimer Capital from 2003 to 2009. From August 2010 through October 2011, Mr. Koepfgen was a director of the Mortgage Guaranty Insurance Corporation, and was a director of Thermo Fisher Scientific from May 2005 through September 2008. Mr. Koepfgen was previously a managing director of Salomon Brothers Inc. where he held various positions from 1976 to 1999, and he was president and principal of Koepfgen Company LLC, a management consulting organization, from 1999 to 2003.

Enrique Chang, 54 — Mr. Chang has served as President, Head of Investments of Janus since April 2016. Mr. Chang has more than 28 years of financial industry experience. Upon joining Janus in September 2013, Mr. Chang was Chief Investment Officer, Equities and Asset Allocation. Mr. Chang has also served as a Portfolio Manager on the Janus Global Allocation strategies since 2015 and as a member of the Janus executive committee since 2013. From 2006 to 2013, Mr. Chang held various positions at American Century Investments, headquartered in Kansas City, MO, including serving as chief investment officer and executive vice president from 2007 to 2013, as well as a corporate board of director of American Century Investments from 2007 to 2013. Mr. Chang served as president and chief investment officer for Munder Capital Management from 2004 to 2006. Prior to that, he held a number of senior investment management positions at Vantage Global Advisor (from 1997 to 2000), J&W Seligman and Co. (1997) and General Reinsurance Corporation (from 1993 to 1997).

Jennifer McPeek, 47 — Ms. McPeek is Executive Vice President and Chief Financial Officer of Janus. Ms. McPeek was appointed CFO of Janus in August 2013 and was appointed as Executive Vice President in January 2014. Prior to taking over as CFO, Ms. McPeek was Senior Vice President of Corporate Finance and Treasurer overseeing the Financial Planning, Investor Relations, Treasury, and Corporate Development functions. In Ms. McPeek's current role, she serves as a member of the Janus executive committee and oversees Janus's finance, corporate accounting, and tax departments. Prior to joining Janus in 2009, Ms. McPeek was senior vice president of strategic planning at ING Investment Management — Americas Region from 2005 to 2009. Ms. McPeek was previously an Associate Principal at McKinsey and Company in their corporate strategy and finance practice from 1995 to 2001, and previously worked in the investment banking industry for Bank of Boston and Goldman, Sachs & Company from 1991 to 1995. Ms. McPeek holds the Chartered Financial Analyst designation.

Augustus Cheh, 49 — Mr. Cheh joined Janus in March 2011 as President of Janus International (a division of Janus), and oversees Janus's non-U.S. businesses in Europe, Asia Pacific, and Latin America. Mr. Cheh is also Executive Vice President of Janus Capital Management LLC and a member of the Janus executive committee. Prior to joining Janus, Mr. Cheh was at AllianceBernstein from 2003 to 2011. He was serving as CEO of Asia ex-Japan when he left in 2011, with oversight responsibility for the institutional, retail, and Bernstein sell-side businesses for the Asia region. Mr. Cheh was the global director of investments at PricewaterhouseCoopers from 2000 to 2003. From 1994 to 2000, Mr. Cheh was at J.P. Morgan Investment Management where he started as a senior quantitative research analyst. Later on, he was a trader of U.S. government and money market securities, and subsequently, he was a fixed income portfolio manager where he managed short-duration and intermediate-duration strategies and other fixed income portfolios. He was also portfolio manager of the JP Morgan U.S. Short Duration Bond Fund. Before joining J.P. Morgan Investment Management, Mr. Cheh was a management and actuarial consultant at Towers Perrin from 1991 to 1994.

Officer Code of Ethics

Our Officer Code of Ethics for the CEO and Senior Financial Officers (including our CEO, Chief Financial Officer ("CFO"), and Chief Accounting Officer) (the "Officer Code") is available on our website at ir.janus.com in the "Governance Documents" section and is reviewed by the Nominating Committee. Any amendments to or waivers of the Officer Code will be disclosed on our website at ir.janus.com in the "Governance Documents" section.

Audit Committee

The members of the Audit Committee are Jeffrey J. Diermeier, Deborah R. Gatzek, Arnold A. Pinkston and Billie I. Williamson, each of whom is independent under the standards established by the Board and the NYSE. Mr. Diermeier is Chairman of the Audit Committee.

Audit Committee Financial Expert

The Board has determined that each member of the Audit Committee meets the accounting or related financial management expertise requirements of the NYSE and that Mses. Gatzek and Williamson and Messrs. Diermeier and Pinkston qualify as "audit committee financial experts" under applicable SEC regulations. No member of the Audit Committee serves on an audit committee of more than two public companies in addition to Janus.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis ("CD&A") provides shareholders with a detailed description of the Company's executive compensation philosophy, programs, and process, explains the compensation decisions the Compensation Committee (defined as the "Committee" for purposes of this CD&A) has made under those programs, and describes the factors considered in making those decisions.

Executive Summary

The Committee believes that shareholders' interests are best served when executive compensation is tied to Company performance. Our compensation programs are designed to:

•
Align the interests of Janus executives, shareholder and clients;

•
Help attract and retain top-performing executives; and

•
Reward executives for achieving investment, financial and strategic objectives, while mitigating risk-taking that may be harmful to Janus, its shareholders and clients.

Further, the Committee believes that executives should be appropriately rewarded for successfully executing the Company's long-term strategy, which is based on a three-prong approach that focuses on investment performance, financial performance and strategic results. (See page 19 for a more detailed discussion of the Company's long-term strategy.)

Company Results

  Investment

The Committee and management recognized that the Company's largest Janus equity and fixed income strategies, as well as INTECH, underperformed in 2016. In Janus's fundamental equity platform, as of December 31, 2016, only 46%, 81% and 73% of mutual fund assets were performing in the top half of their Morningstar categories on a one-, three- and five-year basis, compared to 84%, 70%, and 62% at the end of 2015. Only 11%, 16% and 84% of fixed income mutual fund assets were performing in the top half of their Morningstar categories as of December 31, 2016 on a one-, three- and five-year basis, compared to 82%, 100%, and 82% at the end of 2015. And 0%, 6% and 15% of INTECH strategies were outperforming their benchmarks (net of fees) on a one-, three- and five-year basis as of December 31, 2016, compared to 74%, 53%, and 67% at the end of 2015.

  Financial

Total revenue in 2016 declined approximately 6% compared to 2015, and adjusted operating income dropped by approximately 15% compared to 2015. In addition, the underperformance of the Company's largest fundamental equity and mathematical equity strategies led to a decline in performance fees, $(37) million in 2016 compared to $(10) million in 2015. Despite a decline in revenue and operating income, the Company maintained a strong balance sheet during the year and generated $262 million of cash flow from operations. Additionally, over the course of 2016, the Company returned $149 million to shareholders in the form of share repurchases and regular dividends, which was equivalent to 57% of annual cash flow from operations. For a reconciliation of adjusted operating income with generally accepted accounting principles, please see page 33 of our Original Filing.

  Strategy

On October 3, 2016, the Company announced a proposed merger with Henderson Group plc. The merger of the two firms is expected to:

•
expand the client-facing teams and our distribution presence across major client segments around the world.

•
create a firm with a more diverse, more scalable product offering with increased depth and breadth of investment teams, supporting more consistent outcomes for clients across a broader range of investment strategies. In addition, the complementary investment expertise creates enhanced coverage of active investment strategies across markets — in both traditional and alternative strategies.

•
result in a company with a more diversified revenue mix, stronger scale and meaningful operational synergies, which will lead to increased stability and profitability for our shareholders and allow the new firm to continue to grow and invest in new opportunities throughout market cycles.

•
create an environment with increased opportunity for our employees.

During 2016, the Company posted its 8th consecutive year of organic growth in the fixed income business and the 6th consecutive year of organic growth for the non-U.S. business. Additionally, the

U.S. Intermediary channel had $2.8 billion of net flows during the year, a 5% organic growth rate, which compared favorably on a relative basis to meaningful outflows across the U.S. active mutual fund industry.

2016 Executive Compensation

The Committee continued to utilize the scorecard approach used in prior years to drive decisions around CEO compensation and maintain the proper alignment with Company performance. Despite achieving an 86% shareholder approval for our executive compensation program again in 2016, the Committee continues to evaluate the structure of the CEO's and other NEO's compensation, particularly the elements of their variable compensation to ensure the compensation program meets the objectives set out above and aligns the interests of Janus executives, shareholders and clients. The Committee, aided by Aon Hewitt and McLagan Partners, Inc. (collectively, the "Compensation Consultants"), did not make any modifications to the structure of the executive compensation program for 2016.

Based on the results described above and in more detail throughout this CD&A, the Committee rated the CEO down for investment results, neutral for financial results, and up for strategic results, and accordingly set the CEO's total compensation for 2016 at $7.69 million, which is 124% of target and an 8% decline from 2015 total compensation. Please see page 16 for more detail regarding the Committee's decisions about CEO pay.

Analysis of Pay for Performance

This section describes (i) how the CEO's 2016 compensation is tied to the Company's performance and (ii) the process by which the Committee determined the CEO's 2016 compensation.

  Tying CEO Compensation to Company Performance

The Committee believes that executives should be appropriately rewarded for successfully executing the Company's long-term business strategy, while optimizing current year operating results. The current business strategy focused on investment performance, client service, financial strength, and Intelligent Diversification continues to meet the evolving needs of the Company's clients. The Committee believes that executive compensation decisions, and in particular, the CEO compensation decisions, should give reasonable weight to the achievement of strategic business goals designed to generate long-term results for clients and shareholders. To do otherwise would undermine motivation of key executive talent during a critical time in the Company's evolution.

  2016 CEO Compensation Structure

The CEO's compensation structure is based upon the same factors used by the Company to evaluate its business. This structure aligns CEO compensation with factors that the Committee believes drive long-term value for shareholders and clients. As illustrated in the table below and consistent with the process implemented for prior years, the Committee utilized a scorecard for 2016 in which 30% of the CEO's variable compensation was based on delivering investment excellence for clients, 30% was based on driving financial results for shareholders, and the final 40% was based on executing the strategy, including various Intelligent Diversification initiatives, which should generate better long-term results for clients and shareholders.

Weighting	Objectives	Performance Factors
30%	Deliver investment excellence for clients	• 1-, 3- and 5-year investment performance
30%	Drive financial results for shareholders	• Total company net flows • Operating income and margin growth • Maintain a strong balance sheet and continue returning capital to shareholders
40%	Drive strategic results for long-term success for clients and shareholders	• Deliver on client promises • Execute Intelligent Diversification initiatives • Ensure operational excellence

For 2016, 60% of the CEO's variable compensation was dependent upon delivering investment excellence for clients and driving financial results for shareholders. This weighting balances client and shareholder expectations and aligns most of the CEO's variable compensation with results that drive value for each of these important stakeholders. The Committee determined it was appropriate to tie the remaining 40% of variable compensation to the execution of the Company's overall business strategy, including our ongoing commitment to client service, delivering operational excellence, and executing the various Intelligent Diversification initiatives focused on diversifying product offerings, distribution capabilities, and geographic presence.

  Compensation Committee Decisions about CEO Pay

  Setting Total Variable Compensation Target

The Committee established a total variable compensation target for Mr. Weil's 2016 compensation. In its analysis, the Committee reviewed the median variable compensation for the Company's Public Company Peer Group as provided by its Compensation Consultants. The Committee also considered the Company's revenue and total AUM as compared to the revenue and total AUM of the companies in the Public Company Peer Group, as well as relative performance against these peers. In addition, the Committee considered the complexity of the Company's business as compared to the companies in the Public Company Peer Group. The market data provided by the Committee's Compensation Consultants indicates a median CEO variable compensation amount for the Company's Public Company Peer Group of approximately $8.4 million. For the aforementioned reasons, the Committee adjusted this amount downwards by approximately one-third and set the CEO's variable compensation target at $5.6 million. See "Compensation Decision-Making Process — Peer Groups" on page 26 for more detail.

  Evaluating CEO and Business Performance

Having established the total variable compensation target amount for Mr. Weil, the Committee completed a rigorous assessment of Mr. Weil's performance relative to specific 2016 investment, financial, and strategic objectives mentioned in the table above and described in more detail below. As previously mentioned, the Committee assigned a weighting to each of the three categories of objectives to identify for shareholders how their relative importance relates to the Company's overall success, and, therefore, to shareholder value. The Committee then rated Mr. Weil's performance against each of these factors to determine an overall performance rating.

The Committee's evaluation of the CEO's performance involved: (i) completing an assessment of the CEO's overall performance versus each objective; (ii) using the following table to identify a ratings range for each set of objectives; and (iii) determining an overall performance ratings range in consideration of actual performance and the assigned weights.

Rating	Ranges of the Committee's Evaluation of Performance
0.0 to 0.5	Significant decline in absolute performance year-over-year Bottom quartile performance relative to the applicable peer group or Morningstar ratings
0.6 to 1.0	Slight decline to flat in absolute performance year-over-year Slightly below median performance relative to the applicable peer group or Morningstar ratings
1.1 to 1.5	Slight to moderate increase in absolute performance year-over-year Slightly above median performance relative to the applicable peer group or Morningstar ratings
1.6 to 2.0	Significant increase in absolute performance year-over-year First or high second quartile performance relative to the applicable peer group or Morningstar ratings

The Committee's determination of a ratings range for each of the weighted objectives was determined by reviewing:

•
The Company's year-over-year absolute results for each measure;

•
The Company's relative performance for each measure compared with the Company's Public Company Peer Group (excluding Ameriprise Financial, Inc. and Waddell & Reed Financial, Inc., which have a business mix that differs from Janus's and therefore are less relevant for comparison purposes); and

•
Primarily with respect to the strategic results objectives, other factors that the Committee deemed important in evaluating the CEO's performance, including progress in executing the Company's multi-year strategic initiatives, financial market conditions, and the impact of performance fees on the Company's revenues.

Below are the highlights of the results from each area of evaluation (Investment Excellence, Financial Results, and Strategic Results) that the Committee took into account when determining the CEO's compensation for 2016.

  Investment Excellence

Weight	Objective	Performance Factors
30%	Deliver investment excellence for clients	• 1-, 3- and 5-year investment performance

  Fundamental Equity:    As of December 31, 2016, 46%, 81%, and 73% of mutual fund assets were performing in the top half of their Morningstar categories on a one-, three-, and five-year basis, respectively, compared to 84%, 70%, and 62% of mutual fund assets at the end of 2015.

  Fixed Income:    As of December 31, 2016, 11%, 16%, and 84% of mutual fund assets were performing in the top half of their Morningstar categories on a one-, three-, and five-year basis, respectively, compared to 82%, 100%, and 82% of mutual fund assets at the end of 2015.

  Mathematical Equity:    As of December 31, 2016, 0%, 6%, and 15% of relative return strategies were outperforming their benchmarks, net of fees, on a one-, three-, and five-year basis, compared to 74%, 53%, and 67% of relative return strategies at the end of 2015.

The Committee's Evaluation of Investment Excellence:    Based on (i) significant declines in the short-term investment performance of the Company's fundamental equity and fixed income strategies; (ii) balanced by solid long-term investment performance for both the fundamental equity and fixed income strategies; and (iii) below benchmark performance of the mathematical equity strategies, the Committee assigned a rating of 0.6 to 1.0 to the objective of "Investment Excellence" in 2016. This represents a decline from the prior year rating of 1.1 to 1.5.

  Financial Results

Weight	Objective	Performance Factors
30%	Drive financial results for shareholders	• Total company net flows • Operating income and margin growth • Maintain a strong balance sheet and continue returning capital to shareholders

The Company's 2016 business performance and financial results were largely driven by a $66 million decline in revenue compared to the prior year. The year-over-year decline was driven by an increase in negative performance fees, as a result of underperformance in the Janus Equity and INTECH strategies, as well as lower management fees. 2016 business performance and financial results are as follows:

  •
  Total Company Net Flows:  Total company long-term net flows in 2016 of $(3.0) billion compared to $(2.6) billion in 2015, and $(4.9) billion in 2014. The Company is encouraged with net inflows of $1.3 billion in the Fixed Income strategies during the year following the leadership change that took place for this business at the end of the first quarter of 2016.

  •
  Operating Income and Margin:  Operating income of $262 million in 2016 was down 19% compared to 2015, resulting in an operating margin of 26% for 2016 compared to 30% in 2015.

  •
  Adjusted Operating Income and Margin:  2016 operating income adjusted for merger-related costs of $275 million was down 15% compared to 2015, resulting in an operating margin of 27% for 2016 compared to 30% in 2015. See page 33 of the Original Filing for detail on Non-GAAP adjustments.

  •
  Balance Sheet and Returning Cash to Shareholders:  The Company maintained a strong balance sheet during the year and generated $262 million of cash flow from operations. Additionally, over the course of 2016, the Company returned $149 million to shareholders in the form of share repurchases and regular dividends, which was equivalent to 57% of annual cash flow from operations.

  •
  Total Shareholder Return:  Total one-year shareholder return through December 31, 2016 was (3)% compared to 2% for the Company's Public Company Peer Group and 12% for the S&P 500.

The Committee's Evaluation of Financial Results:    Based on the slight decline in total company net flows year-over-year, the decline in operating margins largely due to a drop in performance fee revenues, the Company's strong balance sheet, and the continued return of capital to shareholders, the Committee assigned a rating of 0.6 to 1.0 to the objective of "Financial Results" in 2016. This represents a decline from the prior year rating of 1.1 to 1.5 to this objective.

  Strategic Results

Weight	Objective	Performance Factors
40%	Drive strategic results for long-term success for clients and shareholders	• Deliver on client promises • Execute Intelligent Diversification initiatives • Ensure operational excellence

The Company's multi-year strategic plan focuses on investment performance, client service, financial strength, and Intelligent Diversification. Intelligent Diversification includes several growth initiatives, including growing the fixed income business by maximizing the opportunities for the fundamental and global macro strategies, expanding our non-U.S. distribution capabilities, strengthening our U.S. Intermediary distribution capabilities, and further advancing our diversification through organic and potentially inorganic research, development, and investment. The strategic results section of the scorecard focuses on the progress achieved in executing the Intelligent Diversification initiatives and on other key strategic priorities during the year.

  •
  Announced Merger of Equals:  The Company announced a transformational merger of equals with Henderson Group plc in 2016. This merger represents a significant opportunity for clients, shareholders and employees of the Company.

  •
  Grow the Fixed Income Business:  Following a change in leadership in early 2016, the Fixed Income business had $1.3 billion of net flows, an organic growth rate of 3%, marking the 8th consecutive year of organic growth for this business. Encouragingly, growth during the year came from both Retail and Institutional clients in both the U.S. and non-U.S. markets.

  •
  Expand Non-U.S. Distribution Capabilities:  Non-U.S. distribution finished 2016 with $2.7 billion in net flows, an organic growth rate of 6%, representing the 6th consecutive year of organic growth for this business, and the company's strategic relationship with Dai-ichi Life continues to assist with ongoing growth in Japan.

  •
  Strengthen U.S. Intermediary Distribution:  The U.S. Intermediary channel had $2.8 billion of net flows, a 5% organic growth rate, which compared favorably on a relative basis to meaningful outflows across the U.S. active mutual fund industry. Additionally, during the year, the company expanded its wholesaling team to continue capitalizing on momentum in the channel

The Committee's Evaluation of Strategic Results:    Based on the transformational merger with Henderson Group plc, the significant achievements executing the Intelligent Diversification initiatives and the progress on numerous key strategic priorities during 2016, including asset retention in the fixed income business, and demonstrated strength of the U.S. and non-U.S. distribution teams, the Committee assigned a rating of 1.6 to 2.0 to the objective of "Strategic Results" in 2016. This represents an increase from the prior year rating of 1.1 to 1.5.

  Overall Performance Rating

Based on the investment performance, financial results, and the progress executing the Company's strategic initiatives described above, the Committee established the cumulative "Overall Performance Rating" rating at 1.1 to 1.5 for 2016, which is consistent with the rating the Committee established in 2015.

 Summary of the Committee's
Evaluation of CEO Compensation:

  Actual Total Compensation

The CEO's actual total compensation for 2016 was $7.69 million, consisting of a base salary of $0.575 million and total variable compensation of $7.11 million. The CEO's variable compensation represented approximately 93% of his total direct compensation in 2016. The 8% year-over-year decline in CEO total compensation is aligned with the Company's absolute and relative performance and remains situated under the median total compensation amount when compared to the Company's Public Company Peer Group.

Base Salary:    Since joining Janus in 2010, Mr. Weil's base salary has only been adjusted once, from $500,000 to $575,000 at the beginning of 2015. The Committee continues to believe that Mr. Weil should be compensated almost exclusively through variable compensation and determined not to issue an increase in Mr. Weil's base salary for 2017.

Actual Total Variable Compensation:    The CEO's actual total variable compensation award was determined by multiplying the $5.6 million target total variable compensation amount by the Committee-determined Overall Performance Rating. Total variable compensation was awarded 50% as a cash bonus and 50% in LTI awards. The value of the CEO's LTI awards were granted as follows:

  •
  50% in the form of a restricted stock award that will vest in four equal and consecutive annual installments, with the first installment vesting one year after the date of grant; and

  •
  50% in the form of a performance share unit ("PSU") award that may or may not vest, in whole or in part, three years after the date of grant, at the end of the performance period. The PSUs have a one-year holding period following vesting, and dividends are not paid on unvested PSUs. See page 36 for additional details regarding Mr. Weil's PSU award for 2016.

PSU Award Vesting:    Mr. Weil's 2013 PSU award vested at 54.33% of target in 2017, for a total of 53,110 stock units. The vesting provision for this award of 97,747 units was 3-year cumulative operating margin from 2014 through 2016, adjusted for merger-related costs in 2016 (totaling $13.3 million). Cumulative margin for this period was 29.2%, versus a target of 31.0%, and a vesting range between 27% and 35%.

Other NEO Compensation

This section describes how each of the other NEO's compensation is tied to performance for 2016. When determining the amount of compensation paid to the other NEOs, as described below, the Committee considered, among other factors, the following:

  •
  The Committee's evaluation of each of the other NEOs, and the CEO's evaluation of other NEOs performance;

  •
  Alignment between individual compensation and the objectives of the Company's compensation programs, which are aligned with Company profits;

  •
  Individual performance and contributions to investment, financial, and strategic goals, such as those listed in the "Analysis of Pay for Performance" section beginning on page 15;

  •
  Alignment of pay to performance (i.e., median pay for median performance);

  •
  Market compensation levels and structures for similarly situated executives that reflect the scope and characteristics of Janus operations and each of the other NEOs' individual responsibilities;

  •
  The results of recent say-on-pay votes and related discussions with shareholders;

  •
  Individual expertise, skills, knowledge, and tenure in position; and

  •
  The continued evolution of the Company's compensation programs and the related recommendations of the Committee's Compensation Consultants.

Ultimately, it is the Committee's judgment of these factors, along with competitive data, that form the basis for determining the other NEOs' compensation.

  Other NEO Compensation Decisions

    Base Salary

Base salary represents a small proportion of our other NEOs' compensation (11% in 2016) and salary increases are rare, as the Committee believes the other NEOs should receive a significant portion of their compensation as variable compensation as it better correlates to Company performance. The Committee determined that no salary increases were warranted for any NEO for 2017.

    Variable Compensation

The Committee emphasizes variable compensation as the primary element of the other NEOs' compensation program, illustrated by the fact that 89% of the other NEOs' total direct compensation was variable compensation and not guaranteed, including 37% in the form of LTI awards.

  Tying Other NEO Compensation to Performance

Variable compensation awards paid to the other NEOs are based upon their contributions toward Company-wide investment performance, financial results, and strategic priorities, as well as their performance compared to individual objectives. These awards are determined following an assessment of each of the other NEOs:

  •
  Contribution toward Company performance against the scorecard objectives:

  •
  deliver investment excellence for clients,

  •
  drive financial results for shareholders, and

    •
    drive strategic results for long-term success.

  •
  Performance compared to individual objectives which reflect the unique responsibilities and opportunities of each role.

Based upon each of the other NEOs' individual performance and contributions to the Company's objectives, 2016 variable compensation awards for the NEOs are in alignment with Company results. Compared to 2015, variable compensation awards for NEOs (excluding Mr. Chang, who was not a NEO in 2015) were all down 12%.

The compensation described above differs from the amounts shown in the "Summary Compensation Table" on page 31 because the above compensation shows variable compensation associated with 2015 performance that was determined and paid to the other NEOs in 2016.

While there is no specific weighting, nor is there a requirement that individual contributions be measured across scorecard objectives, each of the other NEOs made meaningful contributions toward the following Company objectives described in the scorecard approach used to assess the CEO's performance, which were considered by the Committee in establishing variable compensation awards for 2016:

  Bruce L. Koepfgen, President

    •
    Mr. Koepfgen partnered with distribution leadership in U.S. Intermediary to continue to upgrade talent and drive positive results. The business saw $2.8 billion of net flows in 2016 (a 5% organic growth rate), despite industry headwinds in active retail.

    •
    Mr. Koepfgen led both the U.S. Intermediary and U.S. Institutional businesses through Gibson Smith's departure as CIO, Fixed Income. Firm-wide asset retention in Fixed Income products was strong, with overall net flows totaling $1.3 billion despite the leadership change.

    •
    Overall growth in U.S. Institutional remains slower than internal expectations.

    •
    Mr. Koepfgen oversaw a reorganization of Janus' Product and Marketing department, which now has expanded capabilities in thought leadership, Janus Labs, and digital marketing.

    •
    Mr. Koepfgen was among those instrumental to the discussions around and eventual announcement of the merger of equals with Henderson Group plc, and has been leading the integration efforts since the announcement on October 3, 2016.

  Enrique Chang, President, Head of Investments

    •
    Mr. Chang assumed the role of President, Head of Investments on April 1, 2016, and now oversees all Equity, Fundamental Fixed Income, and Asset Allocation Investments professionals. Before then, he had been CIO, Equity and Asset Allocation since his hire in September, 2013.

    •
    Mr. Chang's tenure as head of all Equity products now exceeds 3 years, and during that time risk-adjusted returns in Equity strategies have been strong overall on a 3-year performance basis, with 81% of Fundamental Equity AUM in the top half of their Morningstar categories as of December 31, 2016.

    •
    Short-term Investment performance fell short of expectations in 2016, with only 46% of Fundamental Equity and 11% of Fixed Income products in the top half of their Morningstar categories as of December 31, 2016.

    •
    Mr. Chang fostered a smooth transition for the Fundamental Fixed Income team after Gibson Smith's departure as CIO, Fixed Income. He also led an effort during 2016 to create Investment Policy Statements for all Fixed Income products.

    •
    Mr. Chang was a key partner in broad firm strategy discussions, including those around the planned merger of equals with Henderson Group plc.

  Jennifer J. McPeek, Executive Vice President and CFO

    •
    Ms. McPeek was integral to many of the processes leading up to the announced merger of equals with Henderson Group plc, including financial due diligence, financial forecasting/synergy estimation, strategic communication with Janus' Board of Directors, and new role/responsibility design for new Executive Committee.

    •
    Since the merger announcement, Ms. McPeek has assumed additional responsibilities, including oversight of the Operations & Technology departments, which will be under her purview once the merger is complete.

    •
    Ms. McPeek continues to oversee the Company's cost management and budgeting processes. 2016 financial results declined from 2015, as Operating Income (adjusted for deal-related expenses) fell 15%. Adjusted operating margin also fell from 29.9% in 2015 to 27.2% in 2016.

    •
    During 2016, Ms. McPeek also led the structuring, due diligence, and successful completion of investment in LongTail Alpha.

    •
    Since Ms. McPeek became CFO in 2013, the Company has executed a robust share repurchase program, maintained a strong balance sheet, and has been instrumental in driving increases in the quarterly dividend each year. In 2016, the Company generated $262 million of cash flow from operations and returned $149 million to shareholders in the form of dividends and share repurchases, which is a payout ratio of 57%.

  Augustus Cheh, President of Janus International

    •
    Mr. Cheh has led the Non-US business since he joined the Company in 2011. Beginning in 2012, net flows have been positive in each year, and AUM has more than tripled, hitting high watermarks for six consecutive years at a compound annual growth rate (CAGR) of 28%.

    •
    In 2016, International organic growth was $2.7 billion, representing a 6% growth rate. As of December 31, 2016, the Non-US business constituted 24% of the firm's total AUM, as compared with 8%* when he joined Janus in March 2011.

    •
    Mr. Cheh was among those instrumental in retaining the majority of Fixed Income AUM with International clients after Gibson Smith's departure as CIO, Fixed Income.

    •
    Mr. Cheh worked to improve Key Performance Indicator transparency and channel-level reporting for the International business during 2016, leading to more precise analysis and measurement of business results.

    •
    Mr. Cheh expanded relationships with large global distributors and key clients during 2016, positioning the business for future success.

*
Number is adjusted from previously 2011 AUM numbers to exclude assets in Canada in order to be consistent with how Janus currently calculates Non-US AUM.

Elements of Executive Compensation

In addition to compensation amounts that are competitive and appropriate, the Committee intends for the compensation program to be internally fair and equitable relative to roles, responsibilities, and relationships among NEOs. Accordingly, the Committee also considers other factors in the process of determining compensation levels for each NEO, other than the CEO, including those factors described elsewhere in this CD&A.

  Compensation Program Objectives

The Committee believes that Janus provides pay for performance programs that are externally competitive and internally equitable (similar pay opportunities for similar roles and responsibilities), and that support the following compensation program objectives:

•
Alignment:  Align the interests of executives with those of both shareholders and clients.

•
Pay for Performance:  Reward performance against investment, financial, and strategic (non-financial) results over the short- and long-term.

•
Competitive Pay:  Attract, retain and motivate top performing executives by offering competitive total compensation opportunities.

•
Risk Management:  Mitigate and control excessive risk-taking that could harm the Company's business, its shareholders, or its clients.

  Principal Components of the Janus Pay for Performance Approach

    Base Salary

Janus pays base salaries to attract talented executives and to provide a fixed amount of cash compensation. Base salaries for the NEOs are individually determined by the Committee, in consultation with the Compensation Consultants, and reflect the NEOs level of responsibility, expertise, skills, knowledge, and experience. The Committee determines the base salary amounts for the upcoming fiscal year each December.

    Variable Compensation

Other than for the CEO, President, and CFO, variable compensation for all Janus employees is generally paid out of a pool of funds equal to a percentage of consolidated operating income before the deduction of incentive compensation ("pre-incentive operating income"). The overall pools from which variable compensation awards are granted are a function of the Company's performance in any given year. Based on underperformance in the Company's largest Janus equity and fixed income strategies, as well as INTECH, and declines in both revenue and operating income in 2016, there was a notable decrease in the Company's variable compensation pools in 2016.

Variable compensation is awarded in the form of cash and LTI awards (consisting of a mix of PSUs, restricted stock, and mutual fund unit ("MFUs") awards in 2016). Half of the CEO's compensation is in the form of LTI awards, and the other NEOs receive a significant portion of their variable compensation in the form of LTI awards.

    Why Variable Compensation Is Divided Between Cash and LTI

Variable compensation awards to NEOs are typically granted as a combination of cash and equity (in the form of LTI awards), with equity comprising a significant portion of the total variable compensation award. By awarding a portion of the total variable compensation award as cash, the Committee is able to provide appropriate short-term incentives for the NEOs, which is an important retention element of our overall compensation philosophy. Awarding a significant portion of the total variable compensation award as equity serves two fundamental compensation objectives: (i) LTI awards reinforce a longer-term focus that balances the short-term nature of the cash award; and (ii) when used in conjunction with the stock ownership guidelines, LTI awards ensure the NEOs acquire and maintain a meaningful stock position in the Company, which creates a strong alignment between the interests of the NEOs and the long-term interests of Janus shareholders. Stock ownership levels for each NEO are reviewed annually by the Committee and evaluated against the minimum stock ownership guidelines as described under "Ownership Guidelines" on page 28. As of February 24, 2017, Mr. Weil's equity ownership exceeded 20 times his base salary.

As set forth in the "Summary Compensation Table" on page 31, the Company issued the following types of long-term incentives for NEOs in 2016:

Title	Type of Awards	Vesting Schedule
CEO	50% Restricted Stock	4-year ratable time-based vesting (i.e., 25% each year)
	50% Performance Share Units	3-year cliff performance-based vesting, based on 3-year relative TSR
President	85% Restricted Stock	4-year ratable time-based vesting (i.e., 25% each year)
	15% Mutual Fund Unit Awards	4-year ratable time-based vesting (i.e., 25% each year)
President, Head of Investments	56% Restricted Stock	4-year ratable time-based vesting (i.e., 25% each year)
	44% Mutual Fund Unit Awards	4-year ratable time-based vesting (i.e., 25% each year)
Other NEOs	100% Restricted Stock	4-year ratable time-based vesting (i.e., 25% each year)

    Why the Committee Grants Long-Term Incentive Awards

The Committee grants LTI awards to our CEO and the other NEOs in the form of restricted stock awards ("RSA"s), PSUs and MFUs. LTI grants account for a significant portion of NEO compensation to provide alignment between executive compensation and the interests of our shareholders and fundholders. RSAs are the most common form of awards for the other NEOs. In 2016, the CEO received half of his LTI in the form of PSUs which vest based upon three-year relative total share return (defined below), and the President and President, Head of Investments received a portion of their respective LTI in the form of MFUs, which is appropriate given their respective roles in the Company. The Committee evaluates and determines the appropriate forms and mix of LTI awards on a periodic basis, including consideration of the market data provided by the Compensation Consultants. In keeping with its goal of providing market competitive compensation to the Company's executives, the Committee determined that RSAs would be the primary form of LTI award granted to the other NEOs in 2016.

Compensation Decision-Making Process

The Committee determines the levels and type of compensation paid to the NEOs. The Committee also considers the scope of each NEOs responsibilities, skills, and talents, demonstrated leadership capabilities, compensation relative to similarly situated peers, and Company and individual performance on an absolute and relative basis. External factors, such as market compensation levels, unforeseen issues that arise during the year that may lead to a change or reprioritization of pre-established goals or objectives, and Compensation Consultant recommendations, are also taken into consideration.

  Risk Considerations

The Committee, in consultation with the Board and management, reviews the material terms of the Company's compensation policies and programs for all employees, and identifies compensation-related risks that are reasonably likely to have a material adverse impact on Janus, as well as features of the Company's compensation programs that could encourage excessive risk-taking. The Compensation Committee reports regularly to the Board.

  Peer Groups

Janus competes for top executive talent with a broad and diverse range of public and privately owned asset management firms, including firms that, from a size and complexity perspective, are smaller, larger, or similar to Janus. Recognizing this wide range of competitors and acknowledging the complexity associated with pay and performance comparisons, the Committee:

•
Reviews compensation practices using two primary comparator groups recommended by McLagan: (i) a Custom Peer Group of 17 companies that are considered most comparable to Janus relative to size, complexity and operating structure; and (ii) a Public Company Peer Group consisting of 12 companies that broadens the survey sample and allows shareholders to obtain important comparative information independently;

•
Considers the Company's size as compared to the companies in the Custom and Public Company Peer Groups based on revenue and AUM, evaluates relative performance against both peer groups, and acknowledges the Company's current strategic efforts to transition to a more globally diverse organization; and

•
Does not benchmark specific elements of compensation for any of the NEOs and it does not establish target percentiles for the other NEOs when determining individual compensation decisions in comparison to the Company's peers.

    Janus's Custom Peer Group

Our Custom Peer Group includes 17 companies that are most similar to Janus relative to size, business complexity, and operating structure. This group includes companies that are publicly owned, like Janus, as well as privately owned companies and asset management subsidiaries of larger companies. In 2016, the Committee reviewed the composition of the Custom Peer Group and determined that no changes were necessary.

In determining the reasonableness of the 17-company Custom Peer Group, the Committee acknowledges that: (i) no single competitor company is exactly like Janus; (ii) Janus competes with a broad range of companies for executive talent; and (iii) the Custom Peer Group provides data from publicly traded asset management companies in addition to the confidential data from private companies, which provides the Committee with a more complete view of the competitive landscape.

The Committee believes that the Custom Peer Group for 2016 provides a reasonable frame of reference for evaluating executive pay levels and practices given a combination of factors, including the competitors' size, geographic scope, operating structure, product breadth, operating complexity, channel coverage, ownership, history, and performance. The Custom Peer Group consists of the following firms:

Janus's Custom Peer Group
Affiliated Managers Group	Neuberger Berman Group
AllianceBernstein Holding L.P.	Nuveen Investments
American Century Investments	Old Mutual Asset Management
Delaware Investments	Oppenheimer Funds, Inc.
Eaton Vance Management	Putnam Investments
Jennison Associates, LLC	T. Rowe Price Associates, Inc. (1)
Lazard Asset Management LLC	Waddell & Reed, Inc.
MFS Investment Management	Western Asset Management Co.
Morgan Stanley Investment Management
(1)
Considered in the pay analysis for all other NEOs. This company was not included in the CEO pay analysis due to the incumbent's significant equity holdings which may or may not have had a distortive impact on that CEO's compensation.

    Janus's Public Company Peer Group

Our Public Company Peer Group takes into consideration companies with similar business models and represents peers with which the Company may compete for talent, but it also includes companies that are, in some cases, substantially larger than Janus on a revenue and/or AUM basis. The Public Company Peer Group provides shareholders the opportunity to make independent comparisons of the Company's relative pay and performance. The Committee believes that public asset management companies that compete with Janus for business and talent provide better pay and performance comparisons than do companies that are only similar to Janus based on the amount of revenues or assets. There are a smaller number of publicly traded global asset management companies that are similar to Janus when the following factors are taken into consideration: size, geographic scope, operating structure, product breadth, operating complexity, distribution coverage, ownership, history, and performance. The Committee acknowledges that the Public Company Peer Group includes companies that are larger than Janus, and for that and other reasons as described on page 16 under the section titled "Analysis of Pay for Performance — Compensation Committee Decisions about CEO Pay — Setting Total Variable Compensation Target," decided to adjust the CEO's 2016 variable compensation target downward by approximately one-third compared with median total variable pay data from this peer group. The Committee reviewed the composition of the Public Company Peer Group in 2016 and determined that no changes were necessary.

The Public Company Peer Group consists of the following firms:

Janus's Public Company Peer Group
Affiliated Managers Group, Inc.	Franklin Resources, Inc.
AllianceBernstein Holding L.P.	Invesco Ltd.
Ameriprise Financial, Inc.	Legg Mason, Inc.
Cohen & Steers, Inc.	Old Mutual Asset Management
Eaton Vance Corp.	T. Rowe Price Group, Inc.
Federated Investors, Inc.	Waddell & Reed Financial, Inc.

  Role of Compensation Consultants

In making compensation decisions, the Committee relies in part on advice from the Compensation Consultants who provide an objective perspective, comprehensive comparative data on the financial services industry, pay for performance approaches, and general best practices, which enhance the quality of the Committee's decisions.

  Role of Executive Officers

Management assists the Committee by providing information and recommendations on Janus's various compensation programs. At the beginning of each year, the CEO, in conjunction with Janus's Human Resources department and other key leaders within Janus, recommends to the Board and the Committee the investment, financial, and strategic objectives for the Company. During the year, management provides the Board and the Committee with periodic progress reports. At the end of each year, management presents the Committee with its evaluation of the Company's performance against those objectives. The CEO then evaluates the individual performance of each member of the senior management team and recommends levels of compensation (other than his own) to the Committee for review and approval.

Shareholder Outreach and Review of Compensation Practices

At the 2016 annual meeting of shareholders, approximately 86% of the votes cast were in favor of the advisory vote to approve executive compensation, which was in line with the 2015 approval rate of approximately 86% and 2014 approval rate of approximately 90%. The Company actively considers the results of the advisory vote to approve executive compensation each year and engages regularly with its shareholders throughout the year, which provides shareholders with an opportunity to raise issues. The Committee will continue to look for appropriate opportunities in which to engage shareholders prior to material changes to the Company's executive compensation structure.

Additional Compensation Practices and Policies

  Ownership Guidelines

The Compensation Committee determines the minimum stock ownership guidelines for the CEO, the other NEOs, and all members of the Company's Executive Committee. Ensuring that executive officers own a meaningful number of shares in the Company more closely aligns their economic interests with our shareholders.

•
The CEO is required to hold Janus equity or mutual fund holdings equal to at least 20 times his annual base salary. The CEO currently holds shares worth substantially more than the required 20 times his annual base salary.

•
All other members of the Executive Committee are required to hold Janus equity or mutual fund holdings equal to at least four times his or her annual salary within seven years of becoming subject to the ownership requirement.

As of February 24, 2017, all NEOs and Executive Committee members are either meeting the guidelines, or on track to fulfill guidelines by the required deadline.

  Severance Guidelines

The Company generally believes that reasonable severance benefits should be provided to employees without individual performance issues whose employment is terminated due to role elimination. Fair and reasonable severance benefits provide some support to terminated employees as they seek new employment. Severance benefits also provide Janus an opportunity to obtain a release of legal claims and enforce additional restrictive covenants (such as non-solicitation clauses), which help protect the business. A description of the severance benefits available to each NEO is outlined in the "Executive Compensation — Termination and Change in Control Arrangements with Named Executive Officers" section beginning on page 40.

  Change in Control

Change in control severance benefits for certain executives are generally intended to mitigate the potential conflict of interest that may arise in a change in control transaction and therefore align the interests of those executives with the interests of Janus shareholders. Relative to the overall value of Janus, these potential change in control benefits are reasonable and consistent with the general practice among the Company's peers. These benefits are based on a "double trigger" approach and only arise if there is a material negative change to employment arising from, or within two years after, a change in control of Janus. The change in control benefits does not include any tax gross-up rights and the executives are personally responsible for the payment of any excise tax. The change in control severance rights of the NEOs, if any, are outlined in the "Executive Compensation — Termination and Change in Control Arrangements with Named Executive Officers" section beginning on page 40. In addition, all LTI awards are subject to accelerated vesting only if (i) there is a change in control of Janus, and (ii) the executive's employment is terminated either by the Company without cause or for "good reason" by the executive (material diminution in duties, reduction in compensation, or relocation of the principal place of employment) within two years after a change in control of Janus.

In connection with our proposed merger with Henderson Group plc, we entered into change in control agreements with our CFO, and our President, Head of Investments covering certain terminations of their employment following a change in control. The change in control severance rights under these agreements are outlined in the "Executive Compensation — Termination and Change in Control Arrangements with Named Executive Officers" section beginning on page 40.

  Clawback Policy

LTI awards granted to members of the Company's senior management team are subject to recovery or "clawback" in the event that there is a material misstatement in the financial statements and such misstatement is found to be the result of such senior executive's active participation in, knowing concealment of, or knowing failure to identify, such misstatement. Any LTI award granted to the applicable senior executive in the three years prior to the misstatement is subject to recovery by Janus (e.g., by forfeiture of unvested awards or repayment of vested awards). This policy supports the Company's commitment to the accuracy of Janus's financial statements and discourages excessive risk-taking.

  Anti-Hedging and Anti-Pledging Policies

The Company prohibits transactions in Janus stock that are speculative in nature by its employees, executives, and directors. Speculative trading includes the use of financial instruments such as exchange funds, prepaid variable forward contracts, equity swaps, covered calls, collars, and other derivative instruments that could be viewed as severing the alignment with Janus's shareholders' interests. In addition, short sales and "selling against the box" of all Janus equity securities are prohibited. Directors and executives are also prohibited from pledging Janus shares. These policies support the Company's commitment to maintain the alignment of the interests of employees with the long-term interests of Janus shareholders.

  Grant Procedures for Long-Term Incentive Awards

All LTI awards are granted pursuant to written grant procedures that are designed to avoid grants of LTI awards when the Committee is aware of material non-public information concerning Janus. The grant date is established by the Committee and our written grant procedures. Management has no discretion to establish the grant date.

  Perquisites and Other Benefits

The Committee annually reviews other benefits provided to the NEOs. We generally provide benefits to our executives that are similar to (if not the same as) those offered to other Janus employees, except NEOs are also provided the opportunity to participate in the Executive Income Deferral Program. See "Executive Compensation — Non-Qualified Deferred Compensation" on page 39. Other than Ms. McPeek, none of the NEOs elected to participate in this deferral program in 2016. Although some of the Company's competitors may provide their executives with special perquisites, the Committee believes that the Company can retain top executive talent by providing market-competitive total compensation opportunities and health and retirement benefits. Currently, the NEOs and all other full-time employees can participate in the following benefit programs:

  •
  Medical, dental, and vision insurance;

  •
  Life insurance and short- and long-term disability insurance;

  •
  Charitable gift matching by Janus of up to $2,500 per employee per year;

  •
  401(k) contribution match of up to 5% of eligible compensation; and

  •
  Relocation, housing, travel assistance, and other cost reimbursements.

  Section 162(m) Compliance

Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation greater than $1 million paid in any one fiscal year to a corporation's CEO and three other most highly compensated executive officers (other than the CFO) as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. Janus generally intends to structure its variable compensation to achieve tax deductibility under Section 162(m). To facilitate that objective, specified performance thresholds for funding variable compensation must be satisfied before payments are made. Achievement of the threshold performance criteria did not guarantee that the NEOs would receive any specific variable compensation for 2016.

All compensation paid in 2016 was deductible; however, the Committee may make compensation decisions that do not result in tax deductibility. The Committee believes that shareholder interests are best served by allowing the Committee discretion and flexibility in crafting compensation programs, even though such programs may result in certain non-deductible compensation expenses.

 COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Committee has reviewed and discussed the "Compensation Discussion and Analysis" section with management. Based upon this review and discussion, the Committee has recommended to the Board of Directors that the "Compensation Discussion and Analysis" section be included in this Amendment.

Respectfully,

Members of the Compensation Committee

  Lawrence E. Kochard, Chairman

  Eugene Flood, Jr.

  J. Richard Fredericks

Executive Compensation

Summary Compensation Table

The following table contains information about the compensation that Janus paid during 2016, 2015 and 2014 to the NEOs:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Stock Awards ($) (2) (d)		Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (6) (g)	All Other Compensation ($) (7) (i)	Total ($) (j)
Richard M. Weil,	2016	575,000	3,555,997	(3)	—	3,556,000	199,126	7,886,123
CEO	2015	575,000	3,892,006	(4)	—	3,892,000	194,106	8,553,112
	2014	500,000	4,472,002	(5)	—	2,981,200	194,673	8,147,875
Bruce L. Koepfgen,	2016	500,000	1,229,998		—	2,153,600	121,127	4,004,725
President	2015	500,000	1,500,006		—	2,470,000	93,219	4,563,225
	2014	500,000	800,001		—	1,500,000	73,986	2,873,987
Enrique Chang	2016	500,000	2,099,994		—	5,152,000	197,235	7,949,229
President, Head of Investments
Jennifer J. McPeek,	2016	400,000	699,998		—	924,000	66,714	2,090,712
Executive Vice	2015	400,000	689,999		—	1,050,000	47,157	2,187,156
President and CFO	2014	300,000	299,998		—	810,000	37,569	1,447,567
Augustus Cheh,	2016	400,874	1,079,995		—	1,426,000	384,499	3,291,368
President of Janus	2015	401,372	1,029,997		—	1,620,000	362,041	3,413,410
International (1)	2014	401,200	840,000		—	1,320,000	347,625	2,908,825
(1)
Mr. Cheh's compensation differs slightly year-over-year due to currency fluctuations.

(2)
Amounts shown represent the restricted stock awards granted in the reported year for services provided in the prior year, except for: (i) Mr. Weil's $4,472,002 awards granted in 2014 for services provided in 2014; (ii) Mr. Weil's $3,892,006 awards granted in 2015 for services provided in 2015; and (iii) Mr. Weil's $3,555,997 awards granted in 2016 for services provided in 2016. The value of each restricted stock award (or restricted stock units in the case of Mr. Cheh, who receives restricted stock units due to international tax considerations) in this table is determined pursuant to ASC Topic 718 by multiplying the fair market value of Janus common stock on the grant date (the average of the high and low trading prices on the grant date) by the number of shares granted. The amounts reported for these awards may not represent the amount that the NEO will actually realize from the awards. For a summary of the material assumptions used in the valuation of these awards, see Note 14 to Janus's financial statements for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K. Whether, and to what extent, a NEO realizes value will depend on Janus's stock price and the NEO's continued employment.

(3)
Awards granted in 2016 consist of a restricted stock award with a fair market value of $1,778,001 that vests over four years and a $1,777,996 PSU award that is subject to a 3-Year TSR performance metric as calculated at the end of the three-year performance period. The fair value of the PSU is determined pursuant to ASC Topic 718 by using a Monte Carlo simulation to estimate the expected probability that performance thresholds are achieved. The value included for the PSU award is based on 100% vesting at the end of the performance period. The fair value that would have been included for the PSU award assuming that the highest level of performance conditions would have been achieved at the end of the performance period (200% vesting) is $3,555,990. These awards are more fully described on page 35 under the section titled "Equity and Other Incentive Compensation Arrangements with Named Executive Officers — Performance Stock Unit Awards." The amounts reported for these awards may not represent the amount that the NEO will actually realize from the awards. Whether, and to what extent, a NEO realizes value will depend on Janus's stock price (with respect to the RSA) and 3-Year TSR (with respect to the PSU award), and the NEO's continued employment.

(4)
Awards granted in 2015 consist of a restricted stock award with a fair market value of $1,946,003 that vests over four years and a $1,946,003 PSU award that is subject to a 3-Year TSR performance metric as calculated at the end of the three-year performance period. The fair value of the PSU is determined pursuant to ASC Topic 718 by using a Monte Carlo simulation to estimate the expected probability that performance thresholds are achieved. The value included for the PSU award is based on 100% vesting at the end of the performance period. The amounts reported for these awards may not represent the amount that the NEO will actually realize from the awards. Whether, and to what extent, a NEO realizes value will depend on Janus's stock price (with respect to the RSA) and 3-Year TSR (with respect to the PSU award), and the NEO's continued employment.

(5)
Awards granted in 2014 consist of a restricted stock award with a fair market value of $2,236,001 that vests over four years and a $2,236,001 PSU award that is subject to a 3-Year OIM (defined below) performance metric as calculated at the end of the three-year performance period. The value of the PSU award is determined pursuant to ASC Topic 718 by multiplying the fair market value of Janus common stock on the grant date (the average of the high and low trading prices on the grant date) by the number of shares granted. The value included for the PSU award is based on 100% vesting at the end of the performance period. The amounts reported for these awards may not represent the amount that the NEO will actually realize from the awards. Whether, and to what extent, a NEO realizes value will depend on Janus's stock price (with respect to the RSA) and three-year operating margin (with respect to the PSU award), and the NEO's continued employment.

(6)
The amounts shown in the "Non-Equity Incentive Plan Compensation" column represent compensation earned under the variable compensation plans in accordance with at least the achievement of predetermined Section 162(m) performance goals as certified by the

  Compensation Committee. Compensation under these plans consists of cash bonuses. The amounts set forth in the Non-Equity Incentive Plan Compensation column include the following:

Name	Year	Cash Awards ($)	Mutual Fund Unit Awards ($)	Total ($)
Richard M. Weil	2016	3,556,000	—	3,556,000
	2015	3,892,000	—	3,892,000
	2014	2,981,200	—	2,981,200
Bruce L. Koepfgen	2016	1,953,600	200,000	2,153,600
	2015	2,220,000	250,000	2,470,000
	2014	1,500,000	—	1,500,000
Enrique Chang	2016	3,864,000	1,288,000	5,152,000
Jennifer J. McPeek	2016	924,000	—	924,000
	2015	1,050,000	—	1,050,000
	2014	810,000	—	810,000
Augustus Cheh	2016	1,426,000	—	1,426,000
	2015	1,620,000	—	1,620,000
	2014	1,320,000	—	1,320,000
(7)
The amounts shown in the "All Other Compensation" column include the following:

Name	Year	401(k) Matching Contributions ($)		Company- paid Premiums ($) (a)	Health Insurance Premiums ($) (b)	Dividends on Unvested Restricted Stock ($)		Other ($)		Total ($)
Richard M. Weil	2016	11,925		3,531	26,631	157,039		—		199,126
	2015	10,600		3,388	13,923	166,195		—		194,106
	2014	10,400		2,937	13,336	168,000		—		194,673
Bruce L. Koepfgen	2016	11,925		3,360	14,998	90,844		—		121,127
	2015	10,600		3,179	13,923	65,517		—		93,219
	2014	10,400		3,022	13,336	47,228		—		73,986
Enrique Chang	2016	11,925		2,850	14,998	167,462		—		197,235
Jennifer J. McPeek	2016	11,925		2,622	5,269	46,898		—		66,714
	2015	10,600		2,391	4,743	29,423		—		47,157
	2014	10,400		2,125	4,686	20,358		—		37,569
Augustus Cheh	2016	20,044	(c)	4,357	29,940	80,070	(d)	250,088	(e)	384,499
	2015	20,069	(c)	1,921	27,816	62,220	(d)	250,015	(e)	362,041
	2014	20,060	(c)	1,866	19,150	56,190	(d)	250,359	(e)	347,625
(a)
Includes premiums paid by the Company on behalf of the NEO for group term life insurance, accidental death and dismemberment insurance, short-term and long-term disability insurance, and identity theft protection services.

(b)
Health insurance benefits are generally available to all employees, and include health, dental and vision.

(c)
Amounts include the contributions to the Hong Kong Mandatory Provident Fund on Mr. Cheh's behalf.

(d)
Mr. Cheh receives restricted stock units instead of restricted stock awards due to international tax considerations. As a result, Mr. Cheh receives dividend equivalents in the form of restricted stock units, instead of cash dividends.

(e)
Amounts include the housing allowance received by Mr. Cheh.

Grants of Plan-Based Awards in 2016

										All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)
		Estimated Future Payouts Under Non-Equity Incentive Plan				Estimated Future Payouts Under Equity Incentive Plan (3)						Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Market Value of Stock and Option Awards ($) (4) (l)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (1) (d)		Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)		Maximum (#) (h)
Richard M.	12/31/2016						132,885	(5)					1,778,001
Weil	12/31/2016						134,666	(5)	267,551				1,777,996
	1/1/2016		3,556,000										3,555,997
Bruce L.	1/29/2016						99,595						1,229,998
Koepfgen	1/1/2016		1,953,600
	1/31/2017		200,000	(2)
Enrique	1/29/2016						170,040						2,099,994
Chang	1/1/2016		3,864,000
	1/31/2017		1,288,000	(2)
Jennifer J.	1/29/2016						56,680						699,998
McPeek	1/1/2016		924,000
Augustus	1/29/2016						93,205	(6)					1,160,065	(6)
Cheh	1/1/2016		1,426,000
(1)
Represents variable cash compensation paid in 2017 in respect of performance in 2016 under the variable compensation programs, except Mr. Koepfgen's and Mr. Chang's MFU award as described in footnote (2) below. Such plans had a performance period beginning January 1, 2016.

(2)
Represents a MFU award granted in 2017 in respect of performance in 2016. See "Equity and Other Incentive Compensation Arrangements with Named Executive Officers" section on page 35 below for more information about MFU awards.

(3)
For Mr. Weil, represents shares of restricted stock and PSU awards that are subject to a 3-Year TSR performance metric granted during 2016 for services provided in 2016, as described in footnote (5) below. For all other NEOs except for Mr. Cheh, represents shares of restricted stock granted during 2016 in respect of performance in 2015. For Mr. Cheh, represents restricted stock units granted during 2016 in respect of performance in 2015, except as described in footnote (6) below. The restricted stock awards and restricted stock units ratably vest over four years. Each unvested share of restricted stock held by a NEO is entitled to cash dividends declared on Janus common stock, which recently has been at the quarterly rate of $0.11 per share. This cash dividend payment is included within "All Other Compensation" of the "Summary Compensation Table" on page 31. Mr. Cheh receives dividend equivalents on his restricted stock units in the form of additional restricted stock units, instead of cash dividends, as described in footnote (6) below. This value of these additional restricted stock units is also included with "All Other Compensation" of the "Summary Compensation Table" on page 31.

(4)
Represents the fair market value of the awards on grant date, as required by ASC Topic 718.

(5)
Mr. Weil received 132,885 shares of restricted stock that vest over four years, and 134,666 shares of PSU awards that are subject to a 3-Year TSR performance metric as calculated at the end of the three-year performance period. These awards are more fully described on page 35 under "Equity and Other Incentive Compensation Arrangements with Named Executive Officers — Performance Stock Unit Awards."

(6)
Includes 5,756 restricted stock units with a value of $80,070 granted as dividend equivalents on February 25, 2016, May 20, 2016, August 19, 2016 and November 18, 2016.

Employment Arrangements with Named Executive Officers

We do not have a formal written employment agreement with any of the NEOs. Each NEO receives an annual base salary and is entitled to all health and retirement benefits offered to the Company's other senior executives (Hong Kong executives in the case of Mr. Cheh). Mr. Cheh is also entitled to an annual housing allowance of approximately $250,000.

Each of the NEOs has agreed that during his or her employment and for a period of one year after his or her termination not to (i) employ or attempt to employ or engage on behalf of any competitive business any employee or contractor of Janus or any of its affiliates (individually, a "Janus Entity"); or (ii) divert, attempt to divert, solicit or engage on behalf of any competitive business, any business of an investment advisory or investment management client of a Janus Entity, to which a Janus Entity rendered services during the six-month period immediately preceding his or her termination. Such restrictions are referred to as the "Non-Solicitation Obligations" in this Amendment.

During his employment and for a period of one year after his termination of employment, Mr. Cheh agreed to restrictive covenants similar to the Non-Solicitation Obligations as described above, except that the restrictive covenants related to Janus customers or clients applies for six months after his termination to customers of any Janus Entity during the two year period prior to his termination and with whom he had material contacts.

All variable compensation awards are determined by the Compensation Committee. Any awards to the NEOs are subject to, at a minimum, at least the achievement of performance criteria in compliance with Section 162(m) of the Code. (A more detailed description of the NEOs' compensation arrangements can be found in the "Compensation Discussion and Analysis" section of this Amendment, beginning on page 13.)

Equity and Other Incentive Compensation Arrangements with Named Executive Officers

Restricted stock, stock options, MFUs, and PSUs set forth in the "Summary Compensation Table" on page 31 were granted pursuant to the terms of the Amended and Restated 2010 LTI Plan, the Janus Capital Group Inc. 2005 Long Term Incentive Stock Plan (the "2005 LTI Plan"), and the Amended and Restated Janus Mutual Fund Share Investment Plan (the "Mutual Fund Plan"). For a summary of awards vesting in 2016, refer to the "2016 Options Exercised and Restricted Stock Vested" table on page 39.

Restricted Stock

Restricted stock awards granted since 2009 are subject to a four-year ratable vesting schedule. Vesting of restricted stock awards accelerates if the executive dies or becomes disabled.

Additionally, the vesting of restricted stock awards granted prior to April 25, 2012 accelerates if the executive meets the Company's requirement of 55 years of age and ten years of service (referred to collectively as "age and service requirement") and terminates employment. Restricted stock awards granted after April 25, 2012 continue to vest (subject to the executive's continuing compliance with applicable restrictive covenants) in accordance with the award's original vesting schedule if the executive meets the Company's age and service requirement or is 60 years of age ("age requirement") upon termination of employment due to retirement.

Restricted stock awards granted prior to December 30, 2011 have accelerated vesting immediately upon a change in control of Janus. Restricted stock awards granted after such date are subject to accelerated vesting if (i) there is a change in control of Janus and (ii) within two years of the change in control, the executive's employment is terminated either by Janus without cause or for "good reason" by the executive (material diminution in duties, reduction in compensation or relocation of the principal place of employment).

Each unvested share of restricted stock held by an executive is entitled to cash dividends declared on Janus common stock. This dividend payment is included within the "All Other Compensation" column of the "Summary Compensation Table" on page 31.

Performance Stock Unit Awards

  2014 Performance Stock Units

The 2014 performance stock unit awards ("2014 PSU Awards"), which were only granted to the CEO, will vest only if the Company's 3-Year OIM as of December 31, 2017 is greater than 24%. If the 3-Year OIM equals 28%, then 100% of Mr. Weil's PSUs will vest. If the 3-Year OIM is greater than or equal to 32%, then 200% of Mr. Weil's PSUs will vest. All amounts between 24%, 28%, and 32% will be interpolated on a straight line basis. The 2014 PSU Awards have a one-year holding period following vesting, and dividends are not paid on unvested PSU awards.

Additionally, if the executive dies or becomes disabled, the 2014 PSU Awards will vest based upon the Company's applicable performance through the date of the latest quarterly financial statements prior to the executive's death or disability. If there is a change in control of Janus, the performance criteria for the 2014 PSU Awards shall be measured based on the applicable performance through the date of the company's latest quarterly financial statements prior to the change in control, and the portion of the 2014 PSU Awards that is earned based upon such measurement will convert into a time-based award that will vest in full on December 31, 2017, subject to continued employment through such date. If, within two years after the change in control, the executive's employment is terminated by Janus without cause or for "good reason" by the executive (material diminution in duties, reduction in compensation, or relocation of the principal place of employment), the converted 2014 PSU Awards will vest in full on the date of the termination.

  2015 Performance Stock Units

The 2015 performance stock unit awards ("2015 PSU Awards"), which were only granted to the CEO, vest if the Company's three-year total shareholder return relative to the Company's Public Company Peer Group ("3-Year TSR") is at or above the 10th percentile ranking among its Public Company Peer Group as of December 31, 2018`. The potential payout ranges from zero to 200% of the number of units initially granted. Target payout of 100% is earned at approximately the 50th percentile and a maximum payout is earned at a 90th percentile ranking or above, provided that a payout cannot exceed 400% of the grant value. Even if the Company's 3-Year TSR on a relative basis is above the peer group median, if the Company's 3-Year TSR on an absolute basis is negative, a payout cannot exceed 100% of the number of units initially granted. The 2015 PSU Awards have a one-year holding period following vesting, and dividends are not paid on unvested PSU awards.

Additionally, if the executive dies or becomes disabled, the 2015 PSU Awards will vest based upon the Company's applicable performance through the last trading date prior to the executive's death or disability. If there is a change in control of Janus, the performance criteria for the 2015 PSU Awards shall remain in effect and be measured at the end of the performance period on December 31, 2018, subject to continued employment through such date. If, following the change in control and prior to December 31, 2018, the executive's employment is terminated by Janus without cause or for "good reason" by the executive (material diminution in duties, reduction in compensation, or relocation of the principal place of employment), the 2015 PSU Awards will vest based on achievement of the performance criteria measured as of the last trading date prior to the date of the termination (determined using the average closing stock price for the shares of Janus common stock for the 90 trading day period immediately preceding the termination date).

  2016 Performance Stock Units

The 2016 performance stock unit awards ("2016 PSU Awards"), which were only granted to the CEO, vest if the Company's 3-Year TSR (defined above on page 36) is at or above the 10th percentile ranking among its Public Company Peer Group as of December 31, 2019. The potential payout ranges from zero to 200% of the number of units initially granted. Target payout of 100% is earned at approximately the 50th percentile and a maximum payout is earned at a 90th percentile ranking or above, provided that a payout cannot exceed 400% of the grant value. Even if the Company's 3-Year TSR on a relative basis is above the peer group median, if the Company's 3-Year TSR on an absolute basis is negative, a payout cannot exceed 100% of the number of units initially granted. The 2017 PSU Awards have a one-year holding period following vesting, and dividends are not paid on unvested PSU awards.

Additionally, if the executive dies or becomes disabled, the 2016 PSU Awards will vest based upon the Company's applicable performance through the last trading date prior to the executive's death or disability. If there is a change in control of Janus, the performance criteria for the 2016 PSU Awards shall remain in effect and be measured at the end of the performance period on December 31, 2019, subject to continued employment through such date. If, following the change in control and prior to December 31, 2019, the executive's employment is terminated by Janus without cause or for "good reason" by the executive (material diminution in duties, reduction in compensation, or relocation of the principal place of employment), the 2016 PSU Awards will vest based on achievement of the performance criteria measured as of the last trading date prior to the date of the termination (determined using the average closing stock price for the shares of Janus common stock for the 90 trading day period immediately preceding the termination date).

Stock Options

Janus has significantly reduced the number of stock option grants made to its executives. Stock option awards granted since 2009 are subject to a four-year ratable vesting schedule. The vesting of the stock option awards accelerates if the executive dies or becomes disabled. Additionally, the vesting of stock option awards granted prior to April 25, 2012 accelerates if the executive meets the age and service or age requirement and terminates employment. Stock option grants made after April 25, 2012 continue to vest in accordance with the award's original vesting schedule if the executive meets the age and service or age requirement upon termination of employment due to retirement.

Stock options are subject to accelerated vesting if (i) there is a change in control of Janus and (ii) within two years of the change in control, the executive's employment is terminated either by Janus without cause or for "good reason" by the executive (material diminution in duties, reduction in compensation or relocation of the principal place of employment).

Mutual Fund Units

The Mutual Fund Plan is designed to grant eligible employees LTI awards in the form of cash compensation that is subject to a vesting schedule and credited with income, gains and losses based on the performance of the Janus mutual fund investments selected by the participant from a list of Janus-designated mutual funds. Once vested, the net cash proceeds are used to purchase shares of the Janus mutual funds selected by the participant (or the Janus Money Market Fund if such mutual fund is not available). Awards under the Mutual Fund Plan granted to our NEOs are set forth in the "Non-Equity Incentive Plan Compensation" column of the "Summary Compensation Table" on page 31 above. Awards made under the Mutual Fund Plan have a four-year ratable vesting schedule. The vesting of all MFU awards will accelerate if the executive dies or becomes disabled. MFU awards continue to vest in accordance with the award's original vesting schedule if the executive meets our service or age requirement upon termination of employment due to retirement. MFU awards are subject to accelerated vesting if (i) there is a change in control of Janus and (ii) within two years of the change in control, the executive's employment is terminated either by Janus without cause or for "good reason" by the executive (material diminution in duties, reduction in compensation or relocation of the principal place of employment). Upon vesting, executives receive the cash value of the award adjusted for earnings or losses attributed to the mutual funds to which the award was indexed, subject to legally required tax withholding.

Outstanding Equity Awards at 2016 Year-End

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (7) (j)
Richard M. Weil							329,129		4,367,542
							97,747	(3)	1,297,103
							137,178	(4)	1,820,352
							138,901	(5)	1,843,216
							134,666	(6)	1,787,018
Bruce L. Koepfgen	151,515	—	8.57	2/1/2019
	34,091	11,364	9.77	2/1/2020
							216,295		2,870,235
Enrique Chang							398,720		5,291,014
Jennifer J. McPeek							108,606		1,441,202
Augustus Cheh							194,109		2,575,826
(1)
Stock options are subject to a four-year ratable vesting schedule.

(2)
Represents total unvested restricted stock and restricted stock unit awards as of December 31, 2016 (except as described in footnotes 3, 4, and 5). The awards are subject to a four-year ratable vesting schedule.

(3)
Represents the 2013 PSU Awards as of December 31, 2016. The 2013 PSU Awards are subject to a three-year cliff vesting schedule. The award is subject to a 3-Year OIM performance metric as calculated at the end of the three-year performance period. Mr. Weil has 97,747 PSUs that were granted in 2013 which have the potential to be earned at 200%.

(4)
Represents the 2014 PSU Awards as of December 31, 2016. The 2014 PSU Awards are subject to a three-year cliff vesting schedule. The award is subject to a 3-Year OIM performance hurdle as calculated at the end of the three-year performance period. Mr. Weil has 137,178 PSUs that were granted in 2014 which have the potential to be earned at 200%.

(5)
Represents the 2015 PSU Awards as of December 31, 2016. The 2015 PSU Awards are subject to a three-year cliff vesting schedule. The award is subject to a 3-Year TSR performance metric as calculated at the end of the three-year performance period. Mr. Weil has 138,901 PSUs that were granted in 2015 which have the potential to be earned at 200%.

(6)
Represents the 2016 PSU Awards as of December 31, 2016. The 2016 PSU Awards are subject to a three-year cliff vesting schedule. The award is subject to a 3-Year TSR performance metric as calculated at the end of the three-year performance period. Mr. Weil has 134,666 PSUs that were granted in 2016 which have the potential to be earned at 200%.

(7)
The value of each award was calculated by multiplying the closing value of Janus common stock on December 30, 2016 ($13.27 per share) by the number of awards outstanding as of December 31, 2016. Mr. Weil's 2013 PSU Awards, 2014 PSU Awards, 2015 PSU Awards and 2016 PSU Awards were valued assuming they are earned at 100%.

2016 Options Exercised and Restricted Stock Vested

	Option Awards		Restricted Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (1) (e)
Richard M. Weil	468,750	1,195,313	177,658	2,377,064
Bruce L. Koepfgen	—	—	70,492	869,166
Enrique Chang	—	—	292,009	3,600,471
Jennifer J. McPeek	—	—	29,024	369,032
Augustus Cheh	—	—	79,215	976,721
(1)
The value of each vested restricted stock award was calculated by multiplying the fair market value (the average of the high and low trading prices on the vesting date) of Janus common stock on the vesting date by the number of shares that vested.

Pension Benefits

None of the NEOs participates in or has benefits accrued under any qualified or non-qualified defined benefit plan sponsored by Janus.

Non-Qualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (3)
Richard M. Weil	—	—	—	—	—
Bruce L. Koepfgen	—	—	—	—	—
Enrique Chang	—	—	—	—	—
Jennifer J. McPeek (1)	152,000	—	4,333	—	301,626
Augustus Cheh	—	—	—	—	—
(1)
Ms. McPeek's contributions in 2016 to the Amended and Restated Executive Income Deferral Program were reported in the "Salary" column of the "Summary Compensation Table" for 2016 on page 31.

(2)
None of the aggregate earnings reported in this column were determined to be above-market.

(3)
A portion of the aggregate balance reported in this column equal to $145,293 was previously reported in the "Salary" column of the "Summary Compensation Table" for 2015.

Under the Amended and Restated Executive Income Deferral Program, the NEOs and other executives of the Company and its affiliates may elect to defer payment of up to 70% of their base salary, all or a portion of their annual cash bonus, and all or a portion of their restricted stock awards. All compensation deferred under this program is credited during the deferred period with the gains and losses of certain Janus-affiliated mutual funds selected by the participant, and all restricted stock awards deferred will convert into restricted stock units. A participant's interest in the deferred compensation is payable in a single payment or in installments upon a specified date (at least two years after the deferral) following separation from service. In the event of a change in control, each participant's account will be distributed in a lump sum payment following such change in control.

Termination and Change in Control Arrangements with Named Executive Officers

The intent of this section is to isolate those payments and benefits for which the amount, vesting, or time of payment is altered by the termination of employment in the described circumstances. We have not entered into employment agreements with our NEOs; however, we are party to change in control agreements with our CEO, our CFO, and our President, Head of Investments covering certain terminations of his or her employment following a change in control, as described below. We have not entered into change in control agreements with our President or our President of Janus International, and as a result, the post-termination benefits for Messrs. Koepfgen and Cheh are addressed by the plan or award agreement relating to each element of compensation. In addition, we do not provide for "single trigger" vesting of awards upon a change in control. For purposes of estimating the payments and benefits that would apply, consistent with SEC requirements, these amounts have been calculated as if each NEO's employment had been terminated as of December 31, 2016, using the closing value of our common stock on December 30, 2016 ($13.27 per share).

Termination

Upon a voluntary or involuntary termination, no NEO is entitled to any payment or benefit, the NEO will forfeit any unvested LTI awards and will have three months following termination to exercise any unvested stock options, except as described below in connection with termination due to death, disability, retirement, or a change in control termination.

Elimination of Position

Based on the Company's current severance guidelines, in the unlikely event that Janus eliminated the role of any NEO, he or she would be entitled to the following:

•
A cash payment equal to a minimum of six and a maximum of 12 months of annual base salary (determined by tenure).

•
A pro-rata portion of cash bonus based on the previous year's actual bonus payment (assuming termination after July 1).

•
A minimum of six and a maximum of 12 months of health and welfare benefits (determined by tenure).

•
Any unvested LTI awards would be forfeited and he or she will have three months following termination of employment to exercise any vested stock options.

Elimination of Position	Weil ($)	Koepfgen ($)	Chang ($)	McPeek ($)	Cheh ($)
Cash Severance	4,179,500	2,470,000	4,450,000	1,283,333	1,945,480
Long-term Incentive Vesting	—	—	—	—	—
Benefits (1)	19,816	13,999	13,999	9,573	21,470
Total	4,199,316	2,483,999	4,463,999	1,292,907	1,966,950
(1)
Benefits include medical benefits, outplacement services, and any applicable retirement contributions.

Death, Disability, or Retirement

If a NEO's employment is terminated due to death or disability, unvested LTI awards (other than Mr. Weil's PSU Awards) will immediately vest. In the case of Mr. Koepfgen he (or his estate) will have one year to exercise any vested stock options following termination of employment. Mr. Weil's unvested PSU Awards would vest as described beginning on page 35 under the section titled "Equity and Other Incentive Compensation Arrangements with Named Executive Officers."

If a NEO retires and meets the age and service or age requirements, as applicable, his or her unvested LTI awards (other than Mr. Weil's unvested PSU Awards and Mr. Chang's unvested performance-based MFUs, which are not eligible for vesting upon retirement) shall continue to vest as described beginning on page 35 under the section titled "Equity and Other Incentive Compensation Arrangements with Named Executive Officers." The NEO will have five years following retirement to exercise any vested stock options.

Death, Disability or Retirement	Weil ($)		Koepfgen ($)	Chang ($)		McPeek ($)	Cheh ($)
Cash Severance	—		—	—		—	—
Long-term Incentive Vesting (1)	11,115,231	(2)	3,183,602	11,695,652	(3)	1,441,202	2,575,826
Benefits	—		—	—		—	—
Total	11,115,231		3,183,602	11,695,652		1,441,202	2,575,826
(1)
Long-term incentive award vesting reflects acceleration of restricted stock, options, performance-based restricted stock units, MFU awards , and performance-based MFUs (as applicable to each participant). For performance-based restricted stock units and performance-based MFUs that have performance criteria applicable in these termination circumstances, we have assumed that 100% of the performance criteria was met.

(2)
For Mr. Weil, in the case of termination due to Retirement the amount would be $4,367,542 since his PSUs are not eligible for vesting upon Retirement.

(3)
For Mr. Chang, in the case of termination due to Retirement the amount would be $8,446,008 since his performance-based MFUs are not eligible for vesting upon Retirement.

Change in Control

  Messrs. Koepfgen and Cheh

If either of Messrs. Koepfgen or Cheh resign from Janus more than two years after a change in control or without good reason within two years after a change in control, he is not entitled to any payment or benefit. In addition, upon any such resignation, outstanding unvested LTI awards for the relevant NEO will be forfeited and he will have three months to exercise any vested stock options.

  Ms. McPeek and Mr. Chang

Janus has entered into change in control agreements with each of Ms. McPeek and Mr. Chang providing for severance payments and benefits in the event of a qualifying termination of employment following the consummation of a change in control of Janus. The change in control agreements provide that, if, within two years following a change in control, the executive officer's employment is terminated by Janus (other than for cause or due to death or disability) or by the executive officer for "good reason" (as defined below), Janus will provide the following payments and benefits to the executive officer:

•
A lump sum severance payment equal to one and a half times his or her base salary plus one and a half times his or her annual cash bonus earned with respect to the calendar year ending prior to the date of such termination.

•
Outplacement services for three months.

•
In addition, in the event that his or her employment is terminated for any reason within two years following a change in control, Janus will pay him or her an amount equal to his or her regular annual bonus compensation earned in respect of the calendar year ending prior to the date of such termination, pro-rated for the year of termination.

The executive officers are not entitled to an excise tax gross-up payment. Any cash or non-cash payments will be reduced if such reduction results in a higher after-tax payment to the executive officer than if the full amounts were paid.

For purposes of these executive officers' change in control agreements, "good reason" means the occurrence of any one of the following events: (i) a material negative change in the nature, status or scope of his or her responsibilities (other than specific changes agreed to in connection with the merger), (ii) a material negative change in his or her base salary, or (iii) the relocation of his or her principal place of employment that results in an increase in his or her daily commute by more than 40 miles in one direction (other than as agreed to in connection with the merger, in the case of Mr. Chang).

The executive officers' LTI awards are also subject to vesting if he or she is terminated by Janus without cause or he or she terminates for good reason, in each case within two years after a change in control

  Mr. Weil

Janus has entered into a change in control agreement with Mr. Weil providing for severance payments and benefits in the event of a qualifying termination of employment following the consummation of a change in control of Janus. The change in control agreement provides that if Mr. Weil's employment is terminated by Janus without cause, or if Mr. Weil resigns for "good reason" (as defined below), in each case, within two years following a change in control, Janus will provide the following payments and benefits to Mr. Weil:

•
A lump sum severance payment equal to two times the annual target cash compensation in the calendar year immediately preceding the termination of employment (or if higher, in the calendar year immediately preceding the change in control).

•
A lump sum severance payment equal to two times the value of Janus's contributions made on behalf of Mr. Weil to the Janus 401(k), Profit Sharing and ESOP Plan in the four calendar quarters prior to termination of employment (or if higher, in the four calendar quarters prior to the change in control).

•
Continued medical, dental, and vision insurance benefits for 24 months for Mr. Weil and his dependents.

•
Outplacement services for three months.

Mr. Weil is not entitled to an excise tax gross-up payment. Any cash or non-cash payments will be reduced if such reduction results in a higher after-tax payment to Mr. Weil than if the full amounts were paid. In the event of any such termination, Mr. Weil may also exercise any vested stock option awards until the award's expiration date.

"Good reason" arises in Mr. Weil's change in control agreement when there is (without his express written consent): (i) a material negative change in the nature or status of his responsibilities; (ii) a material negative change to Mr. Weil's aggregate target compensation or an adverse change to the compensation calculation methodology; (iii) a relocation of the principal place of employment to a location of more than 40 miles that results in a material negative change to the geographic location where Mr. Weil primarily performs services to Janus (other than as agreed to in connection with the merger); or (iv) a failure to assign his employment-related agreements to a successor company.

Under the terms of Mr. Weil's change in control agreement, Janus is responsible for paying all legal fees and expenses reasonably incurred by Mr. Weil arising from any dispute concerning the interpretation or enforcement of the agreement plus interest (subject to reimbursement if he does not prevail).

Mr. Weil's LTI awards are also subject to vesting if he is terminated by Janus without cause, or he terminates for good reason, in each case within two years after a change in control.

Change in Control	Weil ($)	Koepfgen ($)	Chang ($)	McPeek ($)	Cheh ($)
Cash Severance	6,750,000	—	14,749,994	3,924,998	—
Long-term Incentive Vesting (1)	11,115,231	3,183,602	11,695,652	1,441,202	2,575,826
Benefits (2)	80,362	—	3,250	3,250	—
Total	17,945,593	3,183,602	26,448,896	5,369,450	2,575,826
(1)
Long-term incentive vesting reflects accelerated vesting of restricted stock, options, performance-based restricted stock units and MFU awards (as applicable to each participant) where the NEO is terminated by Janus without cause, or the NEO terminates for good reason, in each case within two years after a change in control. For performance-based restricted stock units that have performance criteria applicable in these termination circumstances, we have assumed that 100% of the performance criteria was met.

(2)
Benefits include medical benefits, outplacement services and any applicable retirement contributions

Director Compensation

Members of the Board of Directors who are employees of Janus or a designee of Dai-ichi Life do not receive any additional compensation for serving on the Board. All other members of the Board received the director compensation described below in 2016.

2016 non-employee director compensation consisted of:

•
An annual restricted stock grant valued on the grant date at approximately $100,000, which vests over three years, subject to immediate accelerated vesting upon voluntary separation from service, death, disability, or change in control of the Company;

•
An annual cash retainer of $100,000;

•
An additional cash retainer of $10,000 per committee;

•
An additional cash retainer of $25,000 to the Audit Committee chair;

•
An additional cash retainer of $15,000 if the director chairs the Compensation or Nominating Committee; and

•
An additional cash retainer of $125,000 to the non-executive Chairman of the Board.

All members of the Board of Directors are reimbursed for reasonable travel and lodging expenses in connection with attending Board and committee meetings. Janus also offers a matching gift program where every dollar contributed by a director to an eligible charity is matched dollar-for-dollar up to $2,500.

2016 Director Compensation

The following chart shows the compensation that each non-employee director was paid for his or her services in calendar year 2016:

Name (a)	Fees Earned or Paid in Cash ($) (3) (b)	Stock Awards ($) (4) (c)	All Other Compensation ($) (5) (g)	Total ($) (h)
Timothy K. Armour (1)	—	—	3,966	3,966
G. Andrew Cox (1)	—	—	9,396	9,396
Jeffrey J. Diermeier	135,000	100,008	11,891	246,899
Eugene Flood, Jr.	120,000	100,008	6,571	226,579
J. Richard Fredericks	110,000	100,008	32,781	242,789
Deborah R. Gatzek	135,000	100,008	39,716	274,724
Lawrence E. Kochard	125,000	100,008	30,039	255,047
Arnold A. Pinkston (2)	152,400	127,007	4,377	283,784
Glenn S. Schafer	225,000	100,008	17,789	342,797
Billie I. Williamson	120,000	100,008	6,752	226,760
(1)
Retired effective April 21, 2016.

(2)
Mr. Pinkston was appointed an independent director effective January 21, 2016.

(3)
Amounts represent the annual cash retainers for serving as members of the Board of Directors, including non-executive Chairman and committee membership retainers, which are paid in a lump sum on May 1 of each year.

(4)
The value of each restricted stock and restricted stock unit award is determined pursuant to FASB Accounting Standards Codification ("ASC") Topic 718 by multiplying the fair market value of our common stock (the average of the high and low trading prices) on the grant date by the number of shares granted. Amounts represent restricted stock and restricted stock units granted in 2016 for the 2016-2017 annual stock retainer, including restricted stock units received in connection with the Director Deferred Fee Plan (described below). The restricted stock and restricted stock units held by each independent director as of December 31, 2016, are as follows: Mr. Armour holds 3,484 restricted stock units; Mr. Cox holds 9,904 restricted stock units; Mr. Diermeier holds 12,795 shares of restricted stock and 15,696 restricted stock units; Mr. Flood holds 15,663 shares of restricted stock; Mr. Fredericks holds 2,241 shares of restricted stock and 72,679 restricted stock units; Ms. Gatzek holds 96,524 restricted stock units; Mr. Kochard holds 74,307 restricted stock units; Mr. Pinkston holds 8,717 shares of restricted stock; Mr. Schafer holds 5,931 shares of restricted stock and 29,635 restricted stock units; and Ms. Williamson holds 11,144 shares of restricted stock.

(5)
"All Other Compensation" includes the following:

Name	Other (a)	Dividends on Unvested Restricted Stock ($)	Dividends on Unvested Restricted Stock Units ($) (b)	Total ($)
Timothy K. Armour	—	1,173	2,793	3,966
G. Andrew Cox	510	—	8,886	9,396
Jeffrey J. Diermeier	—	5,395	6,496	11,891
Eugene Flood, Jr.	—	6,571	—	6,571
J. Richard Fredericks	2,500	1,137	29,144	32,781
Deborah R. Gatzek	510	—	39,206	39,716
Lawrence E. Kochard	—	—	30,039	30,039
Arnold A. Pinkston	1,500	2,877	—	4,377
Glenn S. Schafer	3,010	3,130	11,649	17,789
Billie I. Williamson	2,500	4,252	—	6,752
(a)
The amount represents Janus's matching gift in respect of a director's charitable contribution during 2016 under the Janus Matching Gift Program and includes Janus's match for director contributions made in 2015 but not matched until 2016. The amount also includes the membership fees for identity theft protection services (generally available to all employees) paid by the Company on behalf of the director.

(b)
This amount represents the value of dividend equivalents awarded in the form of Restricted Stock Units in 2016 on all grants deferred under the Director Deferred Fee Plan.

Director Deferred Fee Plan

Under our Amended and Restated Director Deferred Fee Plan ("Director Deferred Fee Plan"), a non-employee director may elect to defer payment of all or any part of the above director monetary or stock fees until his or her service as a director is terminated. All monetary fees deferred under this plan are credited during the deferral period with the gains and losses of certain Janus mutual funds or Janus stock, as elected by the director. All Janus stock awards deferred under this plan are converted into restricted stock units at the time of grant. A director's interest in the deferred monetary fees is generally payable only in cash in a single payment or in installments upon termination of service as a director. Any restricted stock units granted in connection with the deferral of stock are paid in the form of Janus common stock in a single payment or in installments upon termination of service as a director. The Director Deferred Fee Plan is intended to comply with Section 409A of the Internal Revenue Code (the "Code"). Messrs. Fredericks, Kochard, and Schafer and Ms. Gatzek elected to participate in this plan to defer monetary fees, stock fees, or a combination of both during the 2016 calendar year.

Notwithstanding anything to the contrary set forth in any of Janus's previous filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, that incorporated future filings, including this Amendment, the section titled "Compensation Committee Report on Executive Compensation" (on page 31) is not incorporated by reference into any such filings, except to the extent Janus specifically incorporates any of the reports by reference therein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table presents information, determined as of February 24, 2017, about outstanding awards and shares remaining available for issuance under the Company's equity-based LTI plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Equity comp plans approved by shareholders (1)	196,970	$8.85	9,146,488	(4)
Equity comp plans not approved by shareholders (2)	0	$0.00	789,038
Total (3)	196,970	$8.85	9,935,526
(1)
Includes Janus's 1998 Long Term Incentive Plan ("1998 LTI Plan"), the 2005 LTI Plan, and the Amended and Restated 2010 LTI Plan.

(2)
Consists of the 2004 EIA Plan and the 2012 EIA Plan (collectively the "EIA Plans"). In accordance with the NYSE Listing Standards, the EIA Plans only permit awards to newly hired employees of the Company or its subsidiaries to induce them to become employed by a Janus entity. Any equity award granted under the EIA Plans requires the issuance of a press release and NYSE notification of the additional shares being issued.

(3)
Weighted average remaining term for outstanding stock options as of February 24, 2017 was 2.17 years.

(4)
As of February 24, 2017, approximately 3,342,121 stock options and 11 shares of restricted stock were available for future issuance under the 2005 LTI Plan, and zero (0) shares of common stock were available for future issuance under the 1998 LTI Plan. As of February 24, 2017, approximately 5,110,746 shares were available for future issuance under the Amended and Restated 2010 LTI Plan (includes 821,490 reserved shares representing 200% of Mr. Weil's 2014, 2015, and 2016 PSU Awards). Also, Janus had 9,146,488 shares of unvested restricted stock and restricted stock unit awards outstanding as of February 24, 2017 (includes 410,745 unvested shares representing 100% of each of Mr. Weil's 2014, 2015, and 2016 PSU Awards).

Stock Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding beneficial ownership of our outstanding common stock as of the Record Date for purposes of voting at the Annual Meeting by (i) beneficial owners of more than five percent of our outstanding common stock who have publicly disclosed their ownership; (ii) each NEO (defined below) and each member of our Board of Directors; and (iii) all of our executive officers and directors as a group. As described in the Original Filing, on October 3, 2016, JCG and Henderson Group plc ("Henderson") entered into an Agreement and Plan of Merger (the "Merger Agreement") relating to the business combination of JCG and Henderson. The merger was unanimously approved by the board of directors of both JCG and Henderson. The combined company will be named Janus Henderson Group plc ("Janus Henderson") and will apply for admission to trade on the New York Stock Exchange as its primary listing, while retaining Henderson's existing listing on the Australian Securities Exchange. The merger will be effected via a share exchange with each share of JCG common stock converted into the right to receive 4.7190 newly issued shares of Henderson. Henderson and JCG shareholders are expected to own approximately 57% and 43%, respectively, of Janus Henderson ordinary shares upon closing. The closing of the merger is subject to, among other things, the approval of the shareholders of both JCG and Henderson of the merger. Effective immediately prior to the closing of the merger, subject to approval by the Henderson shareholders at the Henderson shareholder meeting, Henderson will implement a share consolidation at a ratio of one Janus Henderson share for every 10 Henderson shares outstanding (so that at the closing of the merger each JCG shareholder will receive 0.4719 Janus Henderson shares for each share of JCG common stock). Subject to the satisfaction or, if applicable, waiver of the closing conditions, the merger is expected to close on or about May 30, 2017. If the merger is consummated, it will result in a change in control of JCG. For additional information regarding the effect of the Merger Agreement and the consummation of the merger, please see "Item 1. Business — Merger Agreement" beginning on page 3 of the Original Filing, "Item 1A. Risk Factors — Risks related to the merger with Henderson" beginning on page 9 of the Original Filing and "Executive Compensation — Termination and Change in Control Arrangements with Named Executive Officers" beginning on page 40 in this Amendment.

	Shares of Common Stock Beneficially Owned (1)
Name	Number	Percentage
Dai-ichi Life Holdings, Inc. (2)	36,382,545	19.74
BlackRock, Inc. (3)	14,707,873	7.98
The Vanguard Group Inc. (4)	11,967,147	6.49
Dimensional Fund Advisors LP (6)	9,278,355	5.03
Glenn S. Schafer, Chairman of the Board of Directors (6)	66,485	*
Enrique Chang, President, Head of Investments	733,862	*
Augustus Cheh, President of Janus International	96,339	*
Jeffrey J. Diermeier, Director (6)	123,499	*
Eugene Flood, Jr., Director (6)	27,396	*
J. Richard Fredericks, Director (6)	92,589	*
Deborah R. Gatzek, Director (6)	108,639	*
Lawrence E. Kochard, Director (6)	74,968	*
Bruce L. Koepfgen, President	593,250	*
Jennifer J. McPeek, Executive Vice President and CFO	157,859	*
Arnold A. Pinkston, Director (6)	8,717	*
Richard M. Weil, CEO and Director	2,007,616	1.09
Billie I. Williamson, Director (6)	13,252	*
Tatsusaburo Yamamoto, Director	—	*
All Directors and Executive Officers as a Group (14 Persons) (6)	4,104,471	2.23
*
Less than one percent of the outstanding shares.

Unless otherwise stated below, the principal address of each person is: c/o Janus Capital Group Inc., 151 Detroit Street, Denver, CO 80206.

(1)
Ownership, both direct and indirect, is based on the number of shares outstanding as of February 24, 2017, including unvested restricted stock units that will vest within 60 days of February 24, 2017 and any shares that may be acquired upon the exercise of options within 60 days of February 24, 2017. The holders have sole voting and dispositive power over the shares except as otherwise noted in the footnotes below. Amounts shown for officers include shares of restricted stock and shares held indirectly through Janus's ESOP (over which the person named has no investment power): Mr. Chang holds 323,570 restricted shares and 0 ESOP shares; Mr. Koepfgen holds 223,673 restricted shares and 317 ESOP shares; Ms. McPeek holds 124,636 restricted shares and 748 ESOP shares; and Mr. Weil holds 329,129 restricted shares and 782 ESOP shares.

As of February 24, 2017 or 60 days thereafter, Mr. Koepfgen has the right to acquire 196,970 shares upon the exercise of stock options.

(2)
Information regarding beneficial ownership of the shares by Dai-ichi Life is included herein based on a Form 4 filed with the SEC on August 1, 2016, relating to such shares beneficially owned as of August 1, 2016. The address of Dai-ichi Life is 13-1, Yurakucho 1-Chome, Chiyoda-ku, Tokyo, 100-8411 Japan.

(3)
Information regarding beneficial ownership of the shares by BlackRock, Inc. ("BlackRock") is based on a Schedule 13G filed with the SEC on January 24, 2017, relating to such shares beneficially owned as of December 31, 2016. Such report provides that BlackRock is beneficial owner of and has sole dispositive power with respect to all shares and sole voting power with respect to 14,355,883 shares. BlackRock's address is 55 East 52nd Street, New York, NY 10055.

(4)
Information regarding beneficial ownership of the shares by The Vanguard Group Inc. ("Vanguard") is based on a Schedule 13G filed with the SEC on February 9, 2017, relating to such shares beneficially owned as of December 31, 2016. Such report provides that Vanguard is the beneficial owner of all the shares, and has sole dispositive power with respect to 11,785,593 shares and sole voting power with respect to 171,959 shares. Vanguard's address is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(5)
Information regarding beneficial ownership of the shares by Dimensional Fund Advisors LP ("Dimensional") is based on a Schedule 13G filed with the SEC on February 9, 2017, relating to such shares beneficially owned as of December 31, 2016. Such report provides that Dimensional is the beneficial owner of and has sole dispositive power with respect to all shares and sole voting power with respect to 9,056,240 shares. Dimensional's address is Building One, 6300 Bee Cave Road, Austin, TX 78746.

(6)
Includes restricted stock units held by certain directors. Such restricted stock units do not have any voting rights, are entitled to dividend equivalents, and will be paid in shares of Company common stock upon voluntary termination of service as a director, all in accordance with the Director Deferred Fee Plan and the Company's long-term incentive ("LTI") stock plans. The restricted stock units represented in the amounts shown are as follows: Mr. Diermeier — 15,836 units, Mr. Flood — 0 units, Mr. Fredericks — 73,325 units, Ms. Gatzek — 97,382 units, Mr. Kochard — 74,968 units, Mr. Pinkston — 0 units, Mr. Schafer — 29,899 units, and Ms. Williamson — 0 units.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Related Party Transaction Policy

Transactions between Janus and related parties can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than our best interests and the best interests of our shareholders. Related parties may include members of the Board of Directors, Janus executives, significant shareholders, and immediate family members and affiliates of such persons.

Several provisions of our Corporate Code of Business Conduct are intended to help us avoid the conflicts and other issues that may arise in transactions between Janus and related parties, including the following:

•
Employees have a duty to act in the best interest of the Company and its shareholders at all times;

•
Employees are to adhere to the highest standard of loyalty, candor, and care in all matters relating to our investors, shareholders, and the Company;

•
Employees are to perform their duties while observing the Company's goals and objectives;

•
Employees are to treat all customers, clients, suppliers, competitors, and employees with fairness and honesty; and

•
Employees are required to disclose actual or potential conflicts, such as outside employment, ownership interests in firms seeking to do business with Janus or in a competitor of Janus, and gifts and entertainment received by employees.

Our related party transaction approval policy provides that related party transactions must be pre-approved by the Audit Committee. Related party transactions include any financial transaction, arrangement, or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements, or relationships in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. Our related party transaction approval policy is part of our Corporate Code of Business Conduct available on our website at ir.janus.com in the "Governance Documents" section. While the Audit Committee does not have detailed written procedures concerning the approval of related party transactions, it would consider all relevant facts and circumstances in considering any such approval, including:

•
Whether the transaction is in, or not inconsistent with, the best interests of the Company and its shareholders;

•
The terms of the transaction and the terms of similar transactions available to unrelated parties or employees generally;

•
The availability of other sources for comparable products or services;

•
The benefits to the Company;

•
The impact on the director's independence, if the transaction is with a director or an affiliate of a director; and

•
The possibility that the transaction may raise questions about the Company's honesty, impartiality or reputation.

Related Party Transactions

Certain of the directors and executive officers, as well as their immediate family members, from time to time may invest their personal funds in Janus mutual funds on substantially the same terms and conditions as other similarly situated investors in these mutual funds who are neither directors nor employees of Janus.

Board of Directors Independence Determination

The Board of Directors has established criteria for determining if a director is independent from management. These criteria follow the director independence criteria contained in the NYSE Listing Standards and are identified in our Corporate Governance Guidelines ("Governance Guidelines")

available on the Company's website at ir.janus.com in the "Governance Documents" section. In determining the independence of the directors, the Board reviewed and considered all relationships between each director (and any member of his or her immediate family) and the Company. Based on that review and the Company's independence criteria, the Board affirmatively determined that all directors are independent directors except for Mr. Weil, our CEO. In addition, all members of the Audit, Compensation, and Nominating and Corporate Governance Committees are independent.

Item 14.    Principal Accounting Fees and Services

Fees Incurred by Janus for Deloitte

The following table shows the fees paid or accrued by the Company for audit and other services provided by Deloitte for fiscal years ending December 31, 2016 and 2015, respectively:

	2016 ($)	2015 ($)
Audit Fees (1)	1,626,000	1,614,000
Audit-Related Fees (2)	19,000	15,000
Tax Fees (3)	62,000	103,000
All Other Fees (4)	534,100	—
Total	2,241,000	1,732,000
(1)
Audit services consisted of the audit of the Company's consolidated financial statements included in its Annual Report on Form 10-K, attestation work required by Section 404 of the Sarbanes-Oxley Act of 2002 needed to issue an opinion on the effectiveness of internal control over financial reporting, reviews of the condensed consolidated financial statements included in its quarterly reports on Form 10-Q and other audit services that are normally provided in connection with statutory or regulatory filings.

(2)
Audit-related fees consisted of financial accounting and SEC reporting consultations, issuance of consent letters, audit of the Company's benefit plans, and other audit services not required by statute or regulation.

(3)
Tax compliance fees consisted of tax return filings for certain foreign jurisdictions, assistance with tax audits and miscellaneous state and federal income tax-related issues.

(4)
All other fees consisted of merger-related costs for the due diligence review of Henderson Group plc.

The Audit Committee has determined that the provision of the services described above is compatible with maintaining the independence of Deloitte.

Audit Committee Approval Policies and Procedures

All services performed by Deloitte were approved in accordance with the approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the "Disclosure Categories") that our independent auditor may perform. The policy requires that a description of the services expected to be performed by our independent auditor in each of the Disclosure Categories be presented to the Audit Committee for approval and cannot commence until such approval has been granted. Normally, approval is provided at regularly scheduled meetings. However, as previously mentioned the authority to grant specific preapproval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific approval.

In addition, although not required by the rules and regulations of the SEC, the Audit Committee generally approves a narrow range of fees associated with each proposed service. Providing a range of fees for a service incorporates appropriate oversight and control of the independent auditor relationship, while permitting the Company to receive immediate assistance from the independent auditor when time is of the essence.

At each meeting, the Audit Committee reviews the status of services and fees incurred year-to-date against the original approved services and the forecast of remaining services and fees for the fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this Amendment:

(a)
Financial Statements and Schedules:

None

(b)
Exhibits:

See the exhibit index on page 53 of this Amendment, which is incorporated herein by reference.

(c)
Financial Statements:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Capital Group Inc.
By:	/s/ RICHARD M. WEIL Richard M. Weil Chief Executive Officer

March 10, 2017

EXHIBIT INDEX

Exhibit No.	Document
10.22	Change in Control Agreement by and between Enrique Chang and Janus Management Holdings Corporation, dated October 24, 2016, is attached to this Amendment as Exhibit 10.22
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant
31.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant