Form 10-Q
period 2017-03-31
JANUS CAPITAL GROUP INC
filed 2017-04-20
CIK 1065865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒                                                             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                               No ☒

As of April 17, 2017, there were 184,281,427 shares of the Company’s common stock, $0.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	March 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$358.7	$485.9
Investment securities	203.2	212.1
Investment management fees and other receivables	141.3	129.6
Other current assets	41.9	37.4
Assets of consolidated VIEs:
Cash and cash equivalents	2.0	6.1
Investment securities	91.9	91.6
Accounts receivable	1.1	0.3
Total current assets	840.1	963.0

Non-current assets:
Property, equipment and software, net	32.8	34.2
Intangible assets, net	1,341.8	1,339.0
Goodwill	607.3	601.9
Other non-current assets	11.8	11.8
Total assets	$2,833.8	$2,949.9

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$95.7	$92.7
Accrued compensation and benefits	48.9	138.5
Current portion of long-term debt	111.9	—
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	1.7	0.5
Total current liabilities	258.2	231.7

Non-current liabilities:
Long-term debt	295.5	406.3
Deferred income taxes, net	527.1	502.8
Other non-current liabilities	55.4	46.7
Total liabilities	1,136.2	1,187.5

Commitments and contingencies (See Note 14)

REDEEMABLE NONCONTROLLING INTERESTS	38.7	43.1

EQUITY
Preferred stock ($1.00 par, 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par, 1,000,000,000 shares authorized; 184,284,047 and 182,671,008 shares outstanding, respectively)	1.8	1.8
Retained earnings	1,652.3	1,636.5
Accumulated other comprehensive loss, net of tax	(2.0)	(7.9)
Total JCG shareholders’ equity	1,652.1	1,630.4
Noncontrolling interests	6.8	88.9
Total equity	1,658.9	1,719.3
Total liabilities, redeemable noncontrolling interests and equity	$2,833.8	$2,949.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except per Share Data)

	Three months ended
	March 31,
	2017	2016
Operating revenues:
Investment management fees	$229.8	$210.3
Performance fees	(13.7)	(2.4)
Shareowner servicing fees and other	41.5	40.6
Total operating revenues	257.6	248.5

Operating expenses:
Employee compensation and benefits	90.9	87.9
Long-term incentive compensation	18.1	19.5
Marketing and advertising	18.6	5.3
Distribution	33.4	32.4
Depreciation and amortization	7.8	9.1
General, administrative and occupancy	33.5	31.7
Total operating expenses	202.3	185.9

Operating income	55.3	62.6

Interest expense	(5.2)	(5.2)
Investment gains, net	2.1	2.2
Investment losses within consolidated VIEs, net	(0.9)	(0.5)
Other income, net	2.2	1.8
Income before taxes	53.5	60.9
Income tax provision	(21.2)	(23.9)
Net income	32.3	37.0
Net income attributable to noncontrolling interests	(1.4)	(1.9)
Net income attributable to JCG	$30.9	$35.1

Earnings per share attributable to JCG common shareholders:
Basic and diluted	$0.17	$0.19

Other comprehensive income, net of tax:
Net unrealized gains on available-for-sale securities	$0.5	$0.7
Foreign currency translation adjustment	9.5	4.8
Reclassifications for items included in net income	0.2	—
Total other comprehensive income, net of tax	10.2	5.5

Comprehensive income	42.5	42.5
Comprehensive income attributable to noncontrolling interests	(5.7)	(1.9)
Comprehensive income attributable to JCG	$36.8	$40.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended
	March 31,
	2017	2016
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$32.3	$37.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.8	9.1
Deferred income taxes	22.1	22.3
Amortization of stock-based compensation	10.6	15.2
Investment gains, net	(2.1)	(2.2)
Investment losses within consolidated VIEs, net	0.9	0.5
Amortization of debt discounts, premiums and deferred issuance costs	1.1	1.1
Payment of deferred commissions, net	(1.3)	(1.9)
Other, net	(3.7)	0.4
Changes in operating assets and liabilities:
Investment management fees and other receivables	(11.3)	2.1
Other assets	(8.0)	(6.5)
Accounts payable and accrued liabilities	(8.2)	(21.9)
Accrued compensation and benefits	(89.7)	(100.5)
Other liabilities	(0.6)	1.3
Net operating activities	(50.1)	(44.0)

Investing activities:
Purchase of property, equipment and software	(1.8)	(1.9)
Purchases and settlements of investment securities	(8.7)	(23.7)
Purchases and settlements of investment securities by consolidated VIEs	(1.2)	—
Proceeds from sales, settlements and maturities of investment securities	17.3	8.2
Proceeds from sales, settlements and maturities of investments by consolidated VIEs	6.6	48.2
Sales of securities by consolidated seeded investment products, net	5.9	10.6
Net investing activities	18.1	41.4

Financing activities:
Purchase of noncontrolling interests in Kapstream	(42.5)	—
Distributions to noncontrolling interests	(0.2)	(0.6)
Payment of contingent consideration	(15.6)	—
Proceeds from stock option exercises and employee stock purchases	2.6	6.2
Principal payments under capital lease obligations	(0.2)	(0.3)
Third-party redemptions in consolidated seeded investment products, net	(5.9)	(10.6)
Repurchase of common stock	(13.4)	(32.6)
Dividends paid to JCG shareholders	(20.3)	(16.7)
Net financing activities	(95.5)	(54.6)

Cash and cash equivalents:
Effect of foreign exchange rate changes	0.3	—
Net change	(127.2)	(57.2)
At beginning of period	485.9	364.4
At end of period	$358.7	$307.2

Supplemental cash flow information:
Cash paid for interest	$7.7	$7.8
Cash paid for income taxes, net of refunds	$10.8	$3.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

				Accumulated
				other	Nonredeemable
		Common	Retained	comprehensive	noncontrolling	Total
	Shares	stock	earnings	loss	interests	equity
Balance at December 31, 2015	183.7	$1.8	$1,589.8	$(8.9)	$89.4	$1,672.1
Net income	—	—	35.1	—	1.1	36.2
Other comprehensive income	—	—	—	5.5	4.6	10.1
Amortization of stock-based compensation	—	—	10.4	—	0.1	10.5
Amortization of INTECH appreciation rights	—	—	—	—	0.1	0.1
Issuance and forfeitures of restricted stock awards, net	2.9	—	—	—	—	—
Stock option exercises and employee stock purchases	0.8	—	6.2	—	—	6.2
Tax impact of stock-based compensation	—	—	1.0	—	—	1.0
Distributions to noncontrolling interests	—	—	—	—	(0.5)	(0.5)
Change in fair value of INTECH redeemable noncontrolling interests	—	—	0.9	—	—	0.9
Repurchase of common stock	(2.5)	—	(32.6)	—	—	(32.6)
Dividends paid to JCG shareholders	—	—	(16.7)	—	—	(16.7)
Balance at March 31, 2016	184.9	$1.8	$1,594.1	$(3.4)	$94.8	$1,687.3

Balance at December 31, 2016	182.7	$1.8	$1,636.5	$(7.9)	$88.9	$1,719.3
Net income	—	—	30.9	—	0.5	31.4
Other comprehensive income	—	—	—	5.9	4.3	10.2
Amortization of stock-based compensation	—	—	10.0	—	—	10.0
Issuance and forfeitures of restricted stock awards, net	2.5	—	—	—	—	—
Stock option exercises and employee stock purchases	0.2	—	2.6	—	—	2.6
Distributions to noncontrolling interests	—	—	—	—	(0.1)	(0.1)
Purchase of noncontrolling interests in Kapstream	—	—	6.0	—	(86.8)	(80.8)
Repurchase of common stock	(1.1)	—	(13.4)	—	—	(13.4)
Dividends paid to JCG shareholders	—	—	(20.3)	—	—	(20.3)
Balance at March 31, 2017	184.3	$1.8	$1,652.3	$(2.0)	$6.8	$1,658.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS CAPITAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of the management of Janus Capital Group Inc. (collectively, “JCG” or “the Company”), the accompanying interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of JCG in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All such adjustments are of a normal recurring nature. Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date and the Company determined that there were no subsequent events that require disclosure. These financial statements should be read in conjunction with the annual consolidated financial statements presented in JCG’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying interim condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the annual consolidated financial statements presented in JCG’s Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification in the statements of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company adopted the ASU as of January 1, 2017. The adoption of the ASU impacted JCG’s financial statements and accounting policies as follows: (1) Excess tax benefits and tax deficiencies related to share-based payment awards are recognized as part of the income tax provision line in the Statements of Comprehensive Income. (2) Excess tax benefits related to share-based payment awards are classified in operating activities in the Condensed Consolidated Statements of Cash Flows. Historically, JCG reported this activity as a financing activity on its statements of cash flows. JCG applied this provision of the ASU on a modified retrospective basis. (3) JCG elected to account for forfeitures related to share-based payment awards when they occur and will apply the accounting policy change on a modified retrospective basis, as required by the ASU. A cumulative effect adjustment was not necessary due to forfeiture adjustments that occurred as of December 31, 2016.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a new revenue recognition standard. The standard’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting standard, including the amending ASUs, and is currently focused on the assessment of its mutual fund performance fees and the related applicability of the new guidance. The Company’s evaluation is ongoing and not complete. The Company does not expect significant changes in revenue recognition for the majority of its revenues as a result of adopting the standard.

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

In February 2016, the FASB issued a new standard on accounting for leases. The new standard represents a significant change to lease accounting and introduces a lessee model that brings most leases on to the balance sheet. The standard also aligns certain of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. Furthermore, the new standard addresses other concerns related to the current leases model. The standard is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the effect of adopting this new accounting standard.

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

In August 2016, the FASB issued an ASU to clarify guidance on the classification of certain cash receipts and cash payments in the statements of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice regarding eight types of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is evaluating the effect of adopting this new accounting standard.

In November 2016, the FASB issued an ASU to clarify guidance on the classification and presentation of restricted cash in the statements of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is evaluating the effect of adopting this new accounting standard.

In January 2017, the FASB issued an ASU which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The ASU requires goodwill impairments to be measured on the basis of the fair value of the reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. The ASU is effective for annual and interim impairment tests for periods beginning after December 15, 2021. Early adoption is allowed for annual and interim impairment tests occurring after January 1, 2017. The Company is evaluating the effect of adopting this new accounting standard.

Note 2 — Merger Agreement

On October 3, 2016, JCG and Henderson Group plc (“Henderson”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) relating to the business combination of JCG and Henderson. Under the terms of the agreement, the businesses of JCG and Henderson will be combined under Henderson, which will be renamed Janus Henderson Group plc (“Janus Henderson”). The merger will be effected via a share exchange, with each share of JCG common stock converted into the right to receive 4.7190 Janus Henderson ordinary shares, subject to the following adjustments. Effective immediately prior to the closing of the merger, Henderson will implement a share consolidation of Henderson ordinary shares at a ratio of one Janus Henderson ordinary share for every 10 Henderson ordinary shares outstanding (so that at closing of the merger each JCG stockholder will receive 0.4719 Janus Henderson ordinary shares for each share of JCG common stock). Janus Henderson shares will be delivered to JCG shareholders as merger consideration, with Janus Henderson applying for admission to trade on the New York Stock Exchange (“NYSE”) as its primary listing and with the existing listing on the Australian Securities Exchange retained. Henderson and JCG shareholders are expected to own approximately 57% and 43%, respectively, of Janus Henderson shares upon closing.

The closing of the merger is subject to, among other things, (a) the approval of the shareholders of JCG of the merger; (b) the approval of the shareholders of Henderson of (i) the merger, (ii) the name change of Henderson,

(iii) the amended and restated memorandum and articles of association of Henderson, (iv) the delisting of Henderson ordinary shares from the London Stock Exchange and (v) the payment of a dividend in respect to the second half of the 2016 fiscal year; (c) the receipt of the required regulatory approvals; (d) the approval by the board of trustees and shareholders for JCG advised U.S. mutual funds of new investment advisory agreements with JCG to take effect at the closing of the merger representing at least 67.5% of the assets under management of those funds as of September 30, 2016; (e) the absence of any stop order or proceedings by the SEC; (f) approval for listing on the NYSE of the Henderson ordinary shares; and (g) the absence of governmental restraints or prohibitions preventing the consummation of the merger. The obligation of each of JCG and Henderson to consummate the merger is also conditioned on, among other things, the truth and correctness of the representations and warranties made by the other party as of the closing date (subject to certain “materiality” and “material adverse effect” qualifiers). Subject to the satisfaction or, if applicable, waiver of these conditions, the merger is expected to close on or about May 30, 2017.

JCG incurred $19.7 million of merger-related expenses during the quarter ended March 31, 2017; $14.5 million is included in marketing and advertising, $4.9 million is included in general, administrative and occupancy, and $0.3 million is included in employee compensation and benefits on JCG’s Condensed Consolidated Statements of Comprehensive Income. Merger-related employee terminations are contingent on the consummation of the merger and no accruals have been made as of March 31, 2017.

Note 3 — Acquisitions

Acquisition of Kapstream

On January 31, 2017, JCG acquired the remaining 49% voting interest in Kapstream Capital Pty Limited (“Kapstream”). The noncontrolling interests were held by the founders of Kapstream, who are current Kapstream employees. The transaction included initial upfront cash consideration of $42.5 million and contingent consideration of up to $42.5 million. Payment of the contingent consideration is subject to all Kapstream products and certain products advised by Janus Capital Management LLC (“Janus”), reaching defined revenue targets on the first, second and third anniversaries of January 31, 2017. The contingent consideration will be payable in three equal installments of $14.2 million on the anniversary dates and are indexed to the performance of the Kapstream Absolute Return Income Fund. Upon achieving the defined revenue targets, the holders receive the value of the contingent consideration adjusted for gains or losses attributable to the mutual fund to which the contingent consideration is indexed, subject to tax withholding.

The acquisition of a controlling 51% voting interest in Kapstream in July 2015 also included contingent cash consideration payable at 18 and 36 months after acquisition if certain Kapstream assets under management reach defined targets. In December 2016, Kapstream assets under management reached defined targets for the 18-month anniversary of the acquisition and JCG paid contingent consideration of $5.6 million in February 2017.

Fair value adjustments to the contingent consideration associated with the acquisition of the 49% and 51% voting interests in Kapstream during the three months ended March 31, 2017 and 2016, resulted in a $3.9 million and $0.1 million increase to the liability and expense, including the monthly accretion of the liability to the future value of the consideration, respectively. Fair value adjustments are included in general, administrative and occupancy on the Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2017, the contingent consideration had a fair value of $39.6 million; $13.2 million is included in accounts payable and accrued liabilities, and $26.4 million is included in other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets. As of March 31, 2017, the total maximum payment over the remaining contingent consideration period is $46.7 million.

Acquisition of VelocityShares

The acquisition of VelocityShares, LLC (“VelocityShares”) in 2014 included contingent consideration. The contingent consideration is payable on the first, second, third and fourth anniversaries of the acquisition, in amounts up to $10.0 million each for the first and second anniversaries, and $8.0 million each for the third and fourth anniversaries. The payments are contingent on certain VelocityShares’ exchange traded products (“ETPs”) reaching defined net revenue targets. VelocityShares reached the defined net ETP revenue targets for the first and second anniversaries of the acquisition, and JCG paid contingent consideration of $10.0 million in both December 2015 and January 2017. The contingent consideration payments represent the maximum amount for the first and second anniversaries. As of March 31, 2017, the total maximum payment over the remaining contingent consideration period (third and fourth anniversaries of the acquisition) is $16.0 million.

Fair value adjustments to the contingent consideration during the three months ended March 31, 2017 and 2016, resulted in a decrease of $3.0 million and an increase of $3.2 million to the liability and expense, including the monthly accretion of the liability to the future value of the consideration, respectively. Fair value adjustments are included in general, administrative and occupancy on the Condensed Statements of Comprehensive Income. As of March 31, 2017, the contingent consideration had a fair value of $5.9 million; $4.8 million is included in accounts payable and accrued liabilities, and $1.1 million is included in other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets.

Note 4 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

JCG’s consolidated variable interest entities (“VIEs”) as of March 31, 2017, include certain consolidated seeded investment products in which the Company has an investment and acts as the investment manager. The assets of these VIEs are not available to JCG or the creditors of JCG. JCG may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in its operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of the Company.

Consolidated VIE assets and liabilities are presented after intercompany eliminations at March 31, 2017, and December 31, 2016, in the following table (in millions):

	March 31,	December 31,
	2017	2016
Investment securities	$91.9	$91.6
Cash and cash equivalents	2.0	6.1
Accounts receivable	1.1	0.3
Accounts payable and accrued liabilities	(1.7)	(0.5)
Total	93.3	97.5
Noncontrolling interests in consolidated VIEs	(26.5)	(31.9)
JCG’s net interest in consolidated VIEs	$66.8	$65.6

Unconsolidated Variable Interest Entities

At March 31, 2017, and December 31, 2016, JCG’s carrying values of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs was $8.2 million and $7.7 million, respectively. JCG’s total exposure to unconsolidated VIEs represents the value of its economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on JCG’s Condensed Consolidated Balance Sheets, including JCG’s net interest in these products (in millions):

	March 31,	December 31,
	2017	2016
Investment securities	$5.6	$6.3
Cash and cash equivalents	0.7	—
Accounts receivable and other current assets	0.2	0.1
Accounts payable and accrued liabilities	(0.1)	(0.2)
Total	6.4	6.2
Noncontrolling interests in consolidated VREs	(1.3)	(1.2)
JCG’s net interest in consolidated VREs	$5.1	$5.0

JCG’s total exposure to consolidated VREs represents the value of its economic ownership interest in these seeded investment products. Valuation changes associated with investments held at fair value by these consolidated VREs are reflected in investment gains, net on the Company’s Condensed Consolidated Statements of Comprehensive Income. Valuation changes are partially offset in net income attributable to noncontrolling interests for the portion not attributable to JCG. Refer to Note 5 — Investment Securities.

JCG may not, under any circumstances, access cash and cash equivalents held by consolidated VREs to use in its operating activities or for any other purpose.

Unconsolidated Variable Rights Entities

At March 31, 2017, and December 31, 2016, JCG’s carrying value of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs was $58.9 million and $73.5 million, respectively. JCG’s total exposure to unconsolidated VREs represents the value of its economic ownership interest in the investment securities.

Note 5 — Investment Securities

JCG’s investment securities as of March 31, 2017, and December 31, 2016, are summarized as follows (in millions):

	March 31,	December 31,
	2017	2016
Trading securities:
Seeded investment products	$254.9	$255.6
Investments in advised mutual funds	5.1	4.7
Investments related to deferred compensation plans	18.4	17.2
Total trading securities	278.4	277.5
Available-for-sale securities:
Seeded investment products	16.7	26.2
Total investment securities	$295.1	$303.7

Trading Securities

Seeded investment products classified as trading securities consisted of the following as of March 31, 2017, and December 31, 2016:

	March 31, 2017		December 31, 2016
	Fair value (in millions)	Number of products	Fair value (in millions)	Number of products
Mutual funds advised by the Company:
Consolidated VREs	$6.4	1	$6.2	1
Consolidated VIEs	91.9	10	91.6	11
Unconsolidated VREs(1)	50.4	5	55.0	5
Total mutual funds advised by the Company	148.7	16	152.8	17
Separate accounts	80.1	26	77.0	27
Pooled investment funds	26.1	18	25.8	18
Total trading securities	$254.9	60	$255.6	62

(1)         Represents unconsolidated seeded investment products for which JCG’s ownership percentage is between 20% and 50%. The investments are classified as equity-method, which approximates fair value due to the nature of the underlying investments.

Net unrealized gains on trading securities still held as of March 31, 2017 and 2016, are summarized as follows (in millions):

	Three months ended
	March 31,
	2017	2016
Net unrealized gains on trading securities still held at period end	$7.2	$3.8

Available-for-Sale Securities

Seeded investment products classified as available-for-sale securities consisted of the following as of March 31, 2017, and December 31, 2016:

	March 31, 2017		December 31, 2016
	Fair value (in millions)	Number of products	Fair value (in millions)	Number of products
Mutual funds advised by the Company:
Unconsolidated VREs	$8.5	21	$18.5	19
Unconsolidated VIEs	8.2	22	7.7	22
Total mutual funds advised by the Company	$16.7	43	$26.2	41

The following is a summary of available-for-sale securities as of March 31, 2017, and December 31, 2016 (in millions):

		Gross unrealized		Foreign
		investment		currency
	Cost	Gains	Losses	translation	Fair value
March 31, 2017:
Unconsolidated VREs	$8.3	$0.3	$(0.1)	$—	$8.5
Unconsolidated VIEs	$8.9	$0.4	$(0.6)	$(0.5)	$8.2
December 31, 2016:
Unconsolidated VREs	$18.8	$0.1	$(0.4)	$—	$18.5
Unconsolidated VIEs	$8.9	$0.3	$(1.0)	$(0.5)	$7.7

The Company reviewed the gross unrealized losses on available-for-sale securities and determined that the losses were not other-than-temporary. The Company considered the duration, extent and circumstances of any decline in fair value as well as JCG’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recognized in the three months ended March 31, 2017 or 2016.

Derivative Instruments

The Company maintains an economic hedge program that uses derivative instruments to hedge against market volatility of certain seeded investments. Fluctuations in equity markets, debt markets and commodity markets are hedged by using index and commodity futures (“futures”) and credit default swaps. Certain foreign currency translation associated with the Company’s seeded investment products is also hedged by using foreign currency forward contracts.

JCG was party to the following derivative instruments as of March 31, 2017, and December 31, 2016:

	March 31, 2017		December 31, 2016
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Futures	52	$184.5	50	$171.7
Credit default swaps	2	$152.0	2	$128.5
Foreign currency forward contracts	2	$34.2	2	$34.1

The above derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the futures and credit default swaps are recognized in investment gains, net on JCG’s Condensed Consolidated Statements of Comprehensive Income. Changes in the fair value of the foreign currency forward contracts are recognized in other income, net on JCG’s Condensed Consolidated Statements of Comprehensive Income.

Futures and credit default swaps are subject to a master netting arrangement. The values of the individual futures and credit default swaps, including any associated cash collateral, are combined and are included on a net basis in other current assets on JCG’s Condensed Consolidated Balance Sheets. Foreign currency forward contracts are not subject to a master netting arrangement, and as such, fair values of the individual contracts are not netted and are included separately within other current assets or accounts payable and accrued liabilities on JCG’s Condensed Consolidated Balance Sheets.

The Company posted $8.8 million and $8.0 million in cash collateral and margin with the counterparty of the futures and credit default swaps as of March 31, 2017, and December 31, 2016, respectively. The cash collateral and margin are included in other current assets on JCG’s Condensed Consolidated Balance Sheets.

The following tables illustrate the effect of offsetting derivative instruments on JCG’s Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016 (in millions):

	March 31, 2017
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Futures	$0.7	$(0.7)	$—	$—
Liabilities:
Futures	$1.6	$(0.7)	$(0.9)	$—
Credit default swaps	3.6	—	(1.4)	2.2
Foreign currency forward contracts	0.1	—	—	0.1
Total liabilities	$5.3	$(0.7)	$(2.3)	$2.3

	December 31, 2016
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Futures	$0.8	$(0.8)	$—	$—
Foreign currency forward contracts	0.3	—	—	0.3
Total assets	1.1	(0.8)	—	0.3
Liabilities:
Futures	$1.1	$(0.8)	$(0.3)	$—
Credit default swaps	2.4	—	(1.3)	1.1
Total liabilities	$3.5	$(0.8)	$(1.6)	$1.1

JCG recognized the following net gains (losses) on hedged seeded investments and associated futures, credit default swaps and index swaps for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended
	March 31,
	2017	2016
Hedged seeded investments classified as trading securities(1)	$6.3	$3.4
Hedged seeded investments classified as available-for-sale securities(1)	0.7	—
Total hedged seeded investments	7.0	3.4
Futures	(7.0)	(3.0)
Credit default swaps	(1.1)	(0.3)
Index swaps	—	(0.3)
Total	$(1.1)	$(0.2)

JCG recognized the following net gains on hedged seed investments denominated in a foreign currency and net losses on associated foreign currency forward contracts for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended
	March 31,
	2017	2016
Foreign currency translation	$0.5	$—
Foreign currency forward contracts	(0.3)	—
Total	$0.2	$—

Derivative Instruments in Consolidated Seeded Investment Products

Certain of the Company’s consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within investment securities on JCG’s Condensed Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains, net on JCG’s Condensed Consolidated Statements of Comprehensive Income. The consolidated seeded investment products posted $2.7 million and $2.1 million in cash collateral and margin with the counterparty of the derivative instruments as of March 31, 2017, and December 31, 2016, respectively.

JCG’s consolidated seeded investment products were party to the following derivative instruments as of March 31, 2017, and December 31, 2016:

	March 31, 2017		December 31, 2016
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Swaps	73	$41.7	67	$35.5
Futures	122	$35.0	123	$25.3
Foreign currency forward contracts	168	$27.2	161	$32.0
Options	48	$0.1	29	$0.1

(1)        Includes net gains associated with hedged equity, fixed income and asset allocation seeded investment products. Hedging activity is limited to the systematic market risk associated with equity products and the interest rate and credit risk associated with fixed income products.

The following table illustrates the effect of offsetting derivative instruments within consolidated seeded investment products on JCG’s Condensed Consolidated Balance Sheets as of March 31, 2017 (in millions):

	March 31, 2017
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Swaps	$1.0	$—	$—	$1.0
Futures	0.5	(0.4)	—	0.1
Foreign currency forward contracts	0.1	(0.1)	—	—
Total assets	$1.6	$(0.5)	$—	$1.1
Liabilities:
Futures	$0.4	$(0.4)	$—	$—
Foreign currency forward contracts	0.3	(0.1)	—	0.2
Total liabilities	$0.7	$(0.5)	$—	$0.2

The following table illustrates the effect of offsetting derivative instruments within consolidated seeded investment products on JCG’s Condensed Consolidated Balance Sheets as of December 31, 2016 (in millions):

	December 31, 2016
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Swaps	$0.7	$—	$—	$0.7
Futures	0.4	(0.4)	—	—
Foreign currency forward contracts	0.2	(0.2)	—	—
Total assets	$1.3	$(0.6)	$—	$0.7
Liabilities:
Futures	$0.5	$(0.4)	$(0.1)	$—
Foreign currency forward contracts	0.2	(0.2)	—	—
Total liabilities	$0.7	$(0.6)	$(0.1)	$—

As of March 31, 2017, and December 31, 2016, certain consolidated seeded investment products sold credit protection through the use of credit default swap contracts. The contracts provide alternative credit risk exposure to individual companies and countries outside of traditional bond markets. The terms of the credit default swap contracts range from one to five years.

As sellers in credit default swap contracts, the consolidated seeded investment products would be required to pay the notional value of a referenced debt obligation to the counterparty in the event of a default on the debt obligation by the issuer. The notional value represents the estimated maximum potential undiscounted amount of future payments required upon the occurrence of a credit default event. As of March 31, 2017, and December 31, 2016, the notional values of the agreements totaled $7.8 million and $8.5 million. The credit default swap contracts include recourse provisions that allow for recovery of a certain percentage of amounts paid upon the occurrence of a credit default event. As of March 31, 2017, and December 31, 2016, the fair value of the credit default swap contracts selling protection was $0.2 million and $0.1 million, respectively.

Investment Gains, Net

Investment gains, net on JCG’s Condensed Consolidated Statements of Comprehensive Income included the following for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended
	March 31,
	2017	2016
Seeded investment products	$8.2	$5.1
Noncontrolling interests in seeded investment products	0.8	0.6
Investments in advised mutual funds	0.4	0.1
Economic hedge of certain seeded investment products	(8.1)	(3.6)
Economic hedge for deferred compensation plans	0.8	—
Investment gains, net	$2.1	$2.2

Purchases, Sales, Settlements and Maturities

Cash flows related to investment securities for the three months ended March 31, 2017 and 2016, are summarized as follows (in millions):

	Three months ended March 31,
	2017		2016
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Trading securities	$(2.1)	$13.2	$(14.4)	$54.1
Available-for-sale securities	(0.1)	10.4	(0.4)	—
Derivative instruments:
Seed capital economic hedge	(7.7)	0.3	(8.9)	2.3
Total cash flows	$(9.9)	$23.9	$(23.7)	$56.4

Note 6 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of March 31, 2017 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$59.2	$188.2	$—	$247.4
Futures	0.7	—	—	0.7
Trading securities:
Seeded investment products:
Consolidated VREs	1.3	5.1	—	6.4
Consolidated VIEs	61.6	27.6	2.7	91.9
Unconsolidated VREs	50.4	—	—	50.4
Separate accounts	45.8	34.3	—	80.1
Pooled investment funds	3.8	22.3	—	26.1
Investments in advised mutual funds	5.1	—	—	5.1
Investments related to deferred compensation plans	18.4	—	—	18.4
Available-for-sale securities:
Seeded investment products:
Unconsolidated VREs	8.5	—	—	8.5
Unconsolidated VIEs	8.2	—	—	8.2
Total investment securities	203.1	89.3	2.7	295.1
Total assets	$263.0	$277.5	$2.7	$543.2

Liabilities:
Futures	$1.6	$—	$—	$1.6
Foreign currency forward contracts	0.1	—	—	0.1
Credit default swaps	3.6	—	—	3.6
Current portion of long-term debt(1)	—	151.9	—	151.9
Long-term debt(1)	—	318.2	—	318.2
Kapstream contingent consideration	—	—	39.6	39.6
VelocityShares contingent consideration	—	—	5.9	5.9
Total liabilities	$5.3	$470.1	$45.5	$520.9

Redeemable noncontrolling interests:
Consolidated seeded investment products	$13.6	$14.2	$—	$27.8
INTECH	—	—	10.9	10.9
Total redeemable noncontrolling interests	$13.6	$14.2	$10.9	$38.7

(1)         Carried at amortized cost and disclosed at fair value.

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of December 31, 2016 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$78.5	$287.1	$—	$365.6
Futures	0.8	—	—	0.8
Foreign currency forward contracts	0.3	—	—	0.3
Trading securities:
Seeded investment products:
Consolidated VREs	0.3	5.9	—	6.2
Consolidated VIEs	13.2	75.1	3.3	91.6
Unconsolidated VREs	55.0	—	—	55.0
Separate accounts	47.5	29.5	—	77.0
Pooled investment funds	3.2	22.6	—	25.8
Investments in advised mutual funds	4.7	—	—	4.7
Investments related to deferred compensation plans	17.2	—	—	17.2
Available-for-sale securities:
Seeded investment products:
Unconsolidated VREs	18.5	—	—	18.5
Unconsolidated VIEs	7.7	—	—	7.7
Total investment securities	167.3	133.1	3.3	303.7
Total assets	$246.9	$420.2	$3.3	$670.4

Liabilities:
Futures	$1.1	$—	$—	$1.1
Credit default swaps	2.4	—	—	2.4
Long-term debt(1)	—	463.1	—	463.1
Kapstream contingent consideration	—	—	5.5	5.5
VelocityShares contingent consideration	—	—	18.9	18.9
Total liabilities	$3.5	$463.1	$24.4	$491.0

Redeemable noncontrolling interests:
Consolidated seeded investment products	$6.6	$26.1	$0.4	$33.1
INTECH	—	—	10.0	10.0
Total redeemable noncontrolling interests	$6.6	$26.1	$10.4	$43.1

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

Level 3 Fair Value Measurements

JCG’s Level 3 recurring fair value measurements largely represent redeemable noncontrolling interests in INTECH Investment Management LLC (“INTECH”) and contingent consideration related to the acquisition of Kapstream and VelocityShares.

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

Kapstream Contingent Consideration

The fair value of the Kapstream contingent consideration is calculated on a quarterly basis by forecasting certain Kapstream assets under management or defined revenue over the contingency period and determining whether the forecasted amounts meet the defined targets. Forecasted contingent payments are then discounted back to the valuation date using a 10.0% discount rate. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream assets under management and defined revenue targets, which are considered non-public data.

VelocityShares Contingent Consideration

The fair value of the VelocityShares contingent consideration is calculated on a quarterly basis by forecasting net ETP revenue, as defined by the purchase agreement, over the contingency period and determining whether net forecasted ETP revenue targets are achieved. Forecasted contingent payments are then discounted back to the valuation date using a 15% discount rate. Significant unobservable inputs used in the valuation are considered non-public data and limited to forecasted gross revenues and certain expense items, which are deducted from these revenues. Increases in forecasted net ETP revenue would increase the fair value of the consideration, subject to payment limitations, while decreases in forecasted net ETP revenue would decrease the fair value.

Seeded Investment Products

As of March 31, 2017, and December 31, 2016, a single security within the portfolio of a consolidated seeded investment product was valued using significant unobservable inputs, resulting in Level 3 classification. The fair value of the security as of March 31, 2017, and December 31, 2016, was $2.7 million and $3.3 million, respectively.

JCG’s Level 3 recurring fair value measurements for the three months ended March 31, 2017 and 2016, are as follows (in millions):

	Three months ended March 31, 2017
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Kapstream contingent consideration
Beginning of period fair value	$10.0	$18.9	$5.5
Distributions	(0.1)	(10.0)	(5.6)
Current earnings	0.1	—	—
Amortization of INTECH appreciation rights	0.9	—	—
Issuance	—	—	35.2
Foreign currency translation	—	—	0.6
Change in fair value	—	(3.0)	3.9
End of period fair value	$10.9	$5.9	$39.6

	Three months ended March 31, 2016
	Redeemable noncontrolling interests in INTECH	VelocityShares contingent consideration	Kapstream contingent consideration
Beginning of period fair value	$8.0	$13.1	$6.9
Distributions	(0.2)	—	—
Current earnings	0.2	—	—
Amortization of INTECH appreciation rights	0.7	—	—
Foreign currency translation	—	—	0.4
Change in fair value	(0.9)	3.2	0.1
End of period fair value	$7.8	$16.3	$7.4

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

Transfers Between Fair Value Levels

The underlying securities of mutual funds and separate accounts may trade on a foreign stock exchange. In some cases, the closing price of such securities may be adjusted to capture the effects of any post-closing activity affecting the markets in which they trade. Security prices are adjusted based upon historical impacts for similar post-close activity. These adjustments result in the securities being classified as Level 2 and may also result in movement of securities between Level 1 and Level 2.

Transfers are recognized at the end of each reporting period. Transfers between Level 1 and Level 2 classifications for the three months ended March 31, 2017 and 2016, are summarized as follows (in millions):

	March 31,
	2017	2016
Transfers from Level 1 to Level 2	$—	$—
Transfers from Level 2 to Level 1	$44.6	$—

In addition to the transfers disclosed above, the deconsolidation of a seeded investment product can cause changes to its fair value level classification. Upon deconsolidation, the entire seeded investment product is valued using the NAV rather than valued using its underlying securities. Generally, seeded investment products that use the NAV to determine their fair value are classified as Level 1. During the three months ended March 31, 2016, certain seeded investment products were deconsolidated and $7.9 million of Level 2 assets were reclassified to Level 1.

Note 7 — Debt

Debt at March 31, 2017, and December 31, 2016, consisted of the following (in millions):

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$295.5	$318.2	$295.3	$309.9
0.750% Convertible Senior Notes due 2018	111.9	151.9	111.0	153.2
Total debt	407.4	470.1	406.3	463.1
Less: Current portion of long-term debt	111.9	151.9	—	—
Total long-term debt	$295.5	$318.2	$406.3	$463.1

4.875% Senior Notes Due 2025

In July 2015, JCG issued $300.0 million of 4.875% Senior Notes due 2025 (“2025 Senior Notes”), which pay interest at 4.875% semiannually on February 1 and August 1 of each year and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt issuance costs and debt discount at March 31, 2017, of $2.1 million and $2.4 million, respectively, which will be amortized over the remaining life of the notes. The unamortized debt issuance costs and debt discount are recorded as a contra liability within long-term debt on the Condensed Consolidated Balance Sheets.

0.750% Convertible Senior Notes Due 2018

The initial conversion rate of the 0.750% Convertible Senior Notes due 2018 (“2018 Convertible Notes”) was 92.06 shares of JCG common stock per $1,000 principal amount of the 2018 Convertible Notes, which is equivalent to an initial conversion price of approximately $10.86 per share of common stock. The initial conversion rate was most recently adjusted during the first quarter 2017 when JCG paid a quarterly cash dividend of $0.11 per share, which was greater than the quarterly dividend of $0.07 per share at the time of issuance. As a result of the quarterly cash dividend paid on February 17, 2017, the conversion rate changed to 93.96 shares of JCG common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to a conversion price of approximately $10.64 per share of common stock.

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JCG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. As of March 31, 2017, the 2018 Convertible Notes did not meet the conversion criteria. However, as a result of making a formal notice of intent to merge with Henderson to the 2018 Convertible Note holders, among other factors, the 2018 Convertible Notes may be converted, regardless of whether or not the conversion criteria have been satisfied, for a period of 35 trading days in advance of and 35 trading days following the merger completion. Due to this provision associated with the merger, the 2018 Convertible Notes are classified as current portion of long-term debt on JCG’s Condensed Consolidated Balance Sheets.

Merger implications notwithstanding, the 2018 Convertible Notes conversion criteria are reassessed on a quarterly basis. Fluctuations in the price of JCG’s common stock may cause reclassification of the 2018 Convertible Notes between long-term debt and current portion of long-term debt on JCG’s Condensed Consolidated Balance Sheets on a quarter-to-quarter basis.

The 2018 Convertible Notes include unamortized debt issuance costs and debt discount at March 31, 2017, of $0.7 million and $4.0 million, respectively, which will be amortized over the remaining life of the notes. The unamortized debt issuance costs and debt discount are recorded as a contra liability within current portion of long-term debt on JCG’s Condensed Consolidated Balance Sheets.

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

The initial $10.86 and $12.60 per share of common stock exercise prices of the call options and warrants, respectively, were adjusted during the first quarter 2017 when JCG paid a quarterly cash dividend of $0.11 per share. As a result of the quarterly cash dividend paid on February 17, 2017, which was greater than the quarterly dividend of $0.07 per share at the time of issuance, the exercise price of the call options changed to $10.64 per share of common stock, and the exercise price of the warrants changed to $12.35 per share of common stock.

The counterparty of the convertible note hedge has the right to terminate the hedge upon completion of the merger with Henderson.

Credit Facility

At March 31, 2017, JCG had a $200 million, unsecured, revolving credit facility (“Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is based on JCG’s long-term unsecured debt credit rating (“credit rating”). JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG’s credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At March 31, 2017, JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at March 31, 2017, or during the three months ended March 31, 2017. The Credit Facility has a maturity date of November 23, 2018; however, the Credit Facility will terminate upon completion of the Merger with Henderson.

Note 8 — Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2017 and 2016, are as follows:

	Three months ended March 31,
	2017	2016
Effective tax rate	39.6%	39.3%

The change in effective tax rates for the three-month periods presented was primarily due to non-deductible deal costs associated with the Merger Agreement and vesting of equity awards resulting in a year over year increase to the effective tax rate partially offset by adjustments to contingent consideration.

As of March 31, 2017, JCG had $4.9 million of accrued reserves for income tax contingencies. JCG accrued additional reserves for income tax contingencies in the amount of $0.2 million during the first quarter 2017, creating a net tax benefit of $0.1 million. JCG anticipates that its income tax contingency reserves will decrease by approximately $1.1 million in the next 12 months, primarily from the expiration of statutes of limitations. Accrued reserves for income tax contingencies are presented in accounts payable and accrued liabilities and in other non-current liabilities on JCG’s Condensed Consolidated Balance Sheets.

Note 9 — Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2017 and 2016, consisted of the following (in millions):

	Three months ended March 31,
	2017	2016
Redeemable noncontrolling interests in:
Seeded investment products	$0.8	$0.6
INTECH	0.1	0.2
Nonredeemable noncontrolling interests in:
Kapstream	0.2	0.8
INTECH	0.3	0.3
Net income attributable to noncontrolling interests	$1.4	$1.9

Redeemable Noncontrolling Interests

As of March 31, 2017, and December 31, 2016, redeemable noncontrolling interests consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Consolidated seeded investment products:
Consolidated VREs	$1.3	$1.2
Consolidated VIEs	26.5	31.9
INTECH:
Appreciation rights	7.6	6.7
Founding member ownership interests	4.1	4.1
Undistributed earnings	(0.8)	(0.8)
Total redeemable noncontrolling interests	$38.7	$43.1

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

The following table presents a rollforward of noncontrolling interests in consolidated seeded investment products for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended March 31,
	2017	2016
Beginning of period balance	$33.1	$13.8
Changes in market value:
Consolidated VREs	—	—
Consolidated VIEs	0.8	0.6
Changes in ownership:
Consolidated VREs	—	(8.6)
Consolidated VIEs	(6.1)	15.4
End of period balance	$27.8	$21.2

Changes in ownership reflect third-party investment in consolidated seeded investment products, additional seed capital investment or seed capital redemptions by JCG.

INTECH

INTECH ownership interests held by a founding member had an estimated fair value of $4.1 million as of March 31, 2017, and December 31, 2016, representing an approximate 1.1% ownership of INTECH for both periods. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JCG to purchase from him his ownership interests of INTECH at fair value.

INTECH appreciation rights had a total grant date fair value of $27.8 million and are being amortized on a straight-line basis over the respective vesting period. The appreciation rights are exercisable upon termination of employment from INTECH to the extent vested. Upon exercise, the appreciation rights are settled in INTECH equity.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of March 31, 2017, and December 31, 2016, consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Nonredeemable noncontrolling interests in:
Kapstream	$—	$82.4
INTECH	6.8	6.5
Total nonredeemable noncontrolling interests	$6.8	$88.9

On January 31, 2017, JCG acquired the remaining 49% voting interest in Kapstream. Refer to Note 3 — Acquisitions for additional information.

Note 10 — Long-Term Incentive Compensation

JCG generally grants annual long-term incentive awards during the first quarter of each year. JCG granted $57.4 million in long-term incentive awards during the three months ended March 31, 2017, which generally vest and will be recognized ratably over a four-year period. The 2017 awards consisted of $31.9 million of restricted stock (2.6 million shares at a weighted-average price of $12.46 per share) and $25.5 million of mutual fund share awards.

During the three months ended March 31, 2017, JCG recognized $1.3 million and $0.7 million of long-term incentive compensation expense related to mark-to-market adjustments of mutual fund share awards and deferred compensation plans, respectively, and ($0.8) million and $1.1 million during the same period in 2016. Compensation expense associated with the INTECH appreciation rights, profit interests and phantom interests was $0.1 million and $4.4 million for the three months ended March 31, 2017 and 2016, respectively.

Note 11 — Other Income, Net

The components of other income, net for the three months ended March 31, 2017 and 2016, are as follows (in millions):

	Three months ended March 31,
	2017	2016
Dividend income	$0.4	$0.7
Interest income	0.4	0.2
Foreign currency gains, net	1.4	0.9
Total other income, net	$2.2	$1.8

Note 12 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017 and 2016, are as follows (in millions):

	Three months ended March 31,
	2017			2016
	Available-for-sale	Foreign		Available-for-sale	Foreign
	securities	currency	Total	securities	currency	Total
Beginning balance	$(0.7)	$(7.2)	$(7.9)	$(2.3)	$(6.6)	$(8.9)
Other comprehensive income before reclassifications	0.5	5.2	5.7	0.7	4.8	5.5
Amounts reclassified from other comprehensive income to:
Investment gains, net	0.2	—	0.2	—	—	—
Total other comprehensive income, net of tax	0.7	5.2	5.9	0.7	4.8	5.5
Ending balance	$—	$(2.0)	$(2.0)	$(1.6)	$(1.8)	$(3.4)

The components of other comprehensive income, net of tax for the three months ended March 31, 2017 and 2016, are as follows (in millions):

	Three months ended March 31,
	2017			2016
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	expense	amount	amount	expense	amount
Net unrealized gains on available-for-sale securities	$0.8	$(0.3)	$0.5	$1.1	$(0.4)	$0.7
Foreign currency translation adjustments	5.2	—	5.2	4.8	—	4.8
Reclassifications for items included in net income	0.3	(0.1)	0.2	—	—	—
Total other comprehensive income	$6.3	$(0.4)	$5.9	$5.9	$(0.4)	$5.5

For the three months ended March 31, 2017, foreign currency translation adjustments in the tables above exclude a $4.3 million loss that was allocated to nonredeemable noncontrolling interests.

Note 13 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three months ended March 31, 2017 and 2016 (in millions, except per share data):

	Three months ended
	March 31,
	2017	2016
Net income attributable to JCG	$30.9	$35.1
Less: Allocation of earnings to participating restricted stock awards	1.2	1.3
Net income attributable to JCG common shareholders	$29.7	$33.8

Weighted-average common shares outstanding - basic	177.3	178.4
Diluted effect of:
2018 Convertible Notes	1.8	1.9
Stock warrants	0.4	0.4
Stock options, restricted stock and other	0.2	0.6
Weighted-average common shares outstanding - diluted	179.7	181.3

Earnings per share:
Basic earnings per share	$0.17	$0.19
Diluted earnings per share	$0.17	$0.19

The following unvested nonparticipating restricted stock is anti-dilutive and has not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended
	March 31,
	2017	2016
Unvested nonparticipating restricted stock	1.9	2.1

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

The following is a summary of cash dividends declared and paid for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
	2017	2016
Dividends paid per share	$0.11	$0.09

Note 14 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. As of March 31, 2017, there were no material changes in the commitments and contingencies as reported in the Company’s Annual Report on  Form 10-K for the year ended December 31, 2016, except as noted below.

Litigation and Other Regulatory Matters

JCG is periodically involved in various legal proceedings and other regulatory matters. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JCG’s consolidated financial statements.

Merger Agreement

The Merger Agreement contains mutual customary representations and warranties made by each of JCG and Henderson, and also contains mutual customary pre-closing covenants, including covenants, among others, (i) to operate its businesses in the ordinary course consistent with past practice and to refrain from taking certain actions without the other party’s consent, (ii) not to solicit, initiate, knowingly encourage or knowingly take any other action designed to facilitate, and, subject to certain exceptions, not to participate in any discussions or negotiations, or cooperate in any way with respect to, any inquiries or the making of, any proposal of an alternative transaction, (iii) subject to certain exceptions, not to withdraw, qualify or modify the support of its board of directors for the Merger Agreement and the merger, as applicable, and (iv) to use their respective reasonable best efforts to obtain governmental, regulatory and third-party approvals. In addition, the Merger Agreement contains covenants that require each of JCG and Henderson to call and hold a special stockholder meeting and, subject to certain exceptions, require each of the board of directors of JCG and Henderson to recommend to its stockholders to approve the merger and, with respect to the board of directors of JCG, to adopt the Merger Agreement.

The Merger Agreement also contains certain termination rights for each of JCG and Henderson, including in the event that (i) the merger is not consummated on or before September 30, 2017 (the “Outside Date”), (ii) the required approvals of the stockholders of JCG or the shareholders of Henderson are not obtained at the respective stockholder meetings or (iii) if any restraint having the effect of preventing the consummation of the merger shall have become final and non-appealable or if any governmental entity that must grant a requisite regulatory approval has denied approval of the merger. In addition, JCG and Henderson can each terminate the Merger Agreement prior to the stockholder meeting of the other party if, among other things, the other party’s board of directors has changed its recommendation that its stockholders approve the merger, as applicable, and adopt the Merger Agreement, or has failed to make or reaffirm such recommendation in certain circumstances.

The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including (i) a change in the recommendation of the board of directors of JCG or Henderson or (ii) a termination of the Merger Agreement by JCG or Henderson because of (a) a failure to obtain the requisite approvals of the stockholders of the other party, (b) a material breach by the other party or (c) because the merger is not consummated by the Outside Date, in each case set forth in this clause (ii), at a time when there was an offer or proposal for an alternative transaction with respect to such party and such party enters into or consummates an alternative transaction, in the case of clause (a) or (b), within 12 months following such date of termination or in the case of clause (c), within 12 months from the Outside Date, JCG or Henderson, as the case may be, will pay to the other party a termination fee equal to $34.0 million in cash.

The Merger Agreement provides that if JCG or Henderson terminates the Merger Agreement because of a failure of the shareholders of the other party to approve the merger at the applicable shareholder meeting, JCG or Henderson, as the case may be, will reimburse the other party for its actual out-of-pocket fees and expenses up to an aggregate amount equal to $10.0 million.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety to the full text of the Merger Agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and future results could differ materially from historical performance. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” “forecast,” “seeks,” “targets,” “outlook” and similar words and expressions and future or conditional verbs such as “will,” “should,” “would,” “may” and “could,” and variations or negatives of these words, are generally forward-looking in nature and not historical facts. Any statements that refer to expectations or other characterizations of future events, circumstances or results are forward-looking statements. These statements are based on the beliefs and assumptions of Company management based on information currently available to management.

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors specified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and this Quarterly Report on Form 10-Q included under headings such as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other filings and furnishings made by the Company with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form10-Q may not occur. Forward-looking statements by their nature address matters that are, to different degrees, subject to numerous assumptions, known and unknown risks and uncertainties, which change over time and are beyond the control of the Company and its management. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. The Company does not assume any duty and does not undertake to update forward-looking statements, to report events or to report the occurrence of unanticipated events, whether as a result of new information, future developments or otherwise, should circumstances change, nor does the Company intend to do so, except as otherwise required by securities and other applicable laws and regulations.

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

Overview

JCG provides investment management, administration, distribution and related services to financial advisors, individuals and institutional clients through mutual funds, separate accounts, other pooled investment vehicles, ETPs and subadvised relationships (collectively referred to as “investment products”) in both domestic and international markets. JCG provides investment management competencies across a range of disciplines, including fundamental U.S. and global equities (growth and value), mathematical equities, fixed income and alternatives, through its subsidiaries, Janus, INTECH and Perkins Investment Management LLC (“Perkins”). These subsidiaries specialize in specific investment styles, and each has its own unique and independent perspective. JCG’s investment products are distributed through three primary channels: intermediary, institutional and self-directed. Each distribution channel focuses on specific investor groups and the unique requirements of each group. As of March 31, 2017, JCG’s complex-wide assets totaled $204.7 billion for mutual fund shareholders, clients and institutions around the globe.

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

First Quarter 2017 Summary

JCG finished the first quarter 2017 with assets under management of $201.9 billion, an increase of 3.8% from the fourth quarter 2016, as a result of market appreciation partially offset by long-term net outflows. Long-term net flows deteriorated in the first quarter 2017 driven by net redemptions in mathematical equity strategies of $3.8 billion, net redemptions in JCG’s fundamental equity strategies of $0.6 billion and net redemptions in fixed income strategies of $0.3 billion.

Total operating revenue for JCG in the first quarter 2017 of $257.6 million increased $6.2 million, or 2.5%, from the fourth quarter 2016 primarily as a result of increased average assets under management.

JCG realized operating margins of 21.5% for the first quarter 2017 and 24.6% for the fourth quarter of 2016. Merger-related expenses of $19.7 million in the first quarter 2017 and $9.1 million in the fourth quarter 2016 had a negative impact on operating margins. Operating margins, adjusted for merger-related expenses, for the quarter ended March 31, 2017, and December 31, 2016, were 29.1% and 28.2%, respectively. See Non-GAAP Financial Measures discussion.

Net income attributable to JCG for the first quarter 2017 and fourth quarter 2016 totaled $30.9 million, or $0.17 per diluted share. Net income attributable to JCG, adjusted for merger-related expenses, net of tax, for the quarter ended March 31, 2017, and December 31, 2016, totaled $43.8 million and $37.2 million, or $0.23 and $0.20 per diluted share, respectively. See Non-GAAP Financial Measures discussion.

Investment Performance of Assets Under Management

Investment products are generally evaluated based on their investment performance relative to other investment products with similar disciplines and strategies or benchmark indices.

The following table is a summary of investment performance as of March 31, 2017:

	Percentage of mutual fund assets
	outperforming majority of Morningstar peers (1)
	1-Year	3-Year	5-Year
Complex-wide mutual fund assets	52%	83%	71%
Fundamental equity mutual fund assets	62%	94%	66%
Fixed income mutual fund assets	1%	16%	100%

	Percentage of relative return strategies
	outperforming respective benchmarks (2)
	1-Year	3-Year	5-Year
Mathematical equity strategies	0%	0%	17%

Percentage of complex-wide mutual funds
with 4- or 5-star Overall Morningstar RatingTM
Complex-wide mutual funds	56%

(1) References Morningstar relative performance on an asset-weighted basis.

(2) References performance of relative return strategies, net of fees.

Assets Under Management and Exchange-Traded Products

Assets Under Management and Flows

Total Company assets under management of $201.9 billion at March 31, 2017, increased $13.9 billion, or 7.4%, from March 31, 2016, primarily as a result of net market appreciation of $21.5 billion, partially offset by long-term net outflows of $7.4 billion. Long-term net flows represent total Company net sales and redemptions, excluding money market assets.

The following tables present the components of JCG’s assets under management for the three months ended March 31, 2017 and 2016 (in billions):

	Three months ended
	March 31,
	2017	2016
Beginning of period assets	$194.5	$189.1
Long-term sales(1)
Fundamental equity	6.2	4.3
Fixed income	3.6	3.6
Mathematical equity	1.5	2.1
Long-term redemptions(1)
Fundamental equity	(6.8)	(5.2)
Fixed income	(3.9)	(3.7)
Mathematical equity	(5.3)	(1.4)
Long-term net flows(1)
Fundamental equity	(0.6)	(0.9)
Fixed income	(0.3)	(0.1)
Mathematical equity	(3.8)	0.7
Total long-term net flows	(4.7)	(0.3)
Net money market flows	—	—
Market/fund performance	12.1	(0.8)
End of period assets(2)	$201.9	$188.0

(1) Excludes money market flows. Sales and redemptions of money market flows are presented net on a separate line due to the short-term nature of the investments.

(2) Excludes ETN assets of $2.8 billion and $3.3 billion as of March 31, 2017 and 2016, respectively.

	Three months ended
	March 31,
	2017	2016
Average assets under management:(1)
Fundamental equity	$104.1	$88.7
Fixed income	48.0	44.0
Mathematical equity	48.2	46.2
Money market	1.1	1.3
Total	$201.4	$180.2

(1) Excludes ETN assets.

Assets and Flows by Investment Discipline

JCG, through its subsidiaries, offers investment products based on a diversified set of investment disciplines. Assets and flows by investment discipline are as follows (in billions):

	Growth / Core(1)(2)	Global / International(2)	Mathematical Equity(3)	Fixed Income(1)	Value	Total Company (Excluding Money Market and ETNs)	ETNs	Money Market	Total Company

December 31, 2016	$70.1	$19.6	$46.7	$47.2	$9.8	$193.4	$2.3	$1.1	$196.8
Sales	4.5	0.9	1.5	3.6	0.8	11.3	2.4	0.2	13.9
Redemptions	(4.2)	(2.0)	(5.3)	(3.9)	(0.6)	(16.0)	(2.0)	(0.2)	(18.2)
Net sales (redemptions)	0.3	(1.1)	(3.8)	(0.3)	0.2	(4.7)	0.4	—	(4.3)
Market/fund performance	5.0	1.9	3.4	1.4	0.4	12.1	0.1	—	12.2
March 31, 2017	$75.4	$20.4	$46.3	$48.3	$10.4	$200.8	$2.8	$1.1	$204.7

December 31, 2015	$64.5	$22.9	$47.6	$44.4	$8.4	$187.8	$3.2	$1.3	$192.3
Sales	3.3	0.6	2.1	3.6	0.4	10.0	3.8	0.2	14.0
Redemptions	(3.2)	(1.4)	(1.4)	(3.7)	(0.6)	(10.3)	(3.2)	(0.2)	(13.7)
Net sales (redemptions)	0.1	(0.8)	0.7	(0.1)	(0.2)	(0.3)	0.6	—	0.3
Market/fund performance	(0.7)	(1.6)	0.5	0.9	0.1	(0.8)	(0.5)	—	(1.3)
March 31, 2016	$63.9	$20.5	$48.8	$45.2	$8.3	$186.7	$3.3	$1.3	$191.3

(1)         Growth / Core and Fixed Income disciplines reflect an even split of the Janus Balanced Fund between the two categories.

(2)         Assets and flows in 2016 reflect a recategorization of the Janus Global Real Estate Fund from the Growth / Core to Global / International discipline.

(3)         First quarter 2017 gross sales and redemptions exclude an intra-strategy transfer of $1.6 billion from a Danish krone-denominated account into a U.S. dollar-denominated account.

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

Results of Operations

Operating Revenues

	Three months ended
	March 31,		Percentage
	2017	2016	change
Operating revenues (in millions):
Investment management fees	$229.8	$210.3	9.3%
Performance fees	(13.7)	(2.4)	n/m
Shareowner servicing fees and other	41.5	40.6	2.2%
Total operating revenues	$257.6	$248.5	3.7%

n/m — not meaningful

Investment Management Fees

For the three months ended March 31, 2017, investment management fees increased $19.5 million from the same period last year, primarily as a result of an 11.8% increase in average assets under management driven by market appreciation. This was offset by a 1.2% decrease due to a product mix shift to lower yielding products and a decrease of 1.1% due to one less day in the first quarter 2017.

Performance Fees

Performance fee revenue is derived from certain mutual funds and separate accounts. Performance fee revenue consisted of the following for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended
	March 31,
	2017	2016
Mutual fund performance fees	$(13.2)	$(9.9)
Separate account performance fees	(0.5)	7.5
Total performance fees	$(13.7)	$(2.4)

Negative mutual fund performance fees were driven by underperformance of certain mutual funds against their respective benchmarks. Negative mutual fund performance fees increased by $3.3 million during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to underperformance of certain funds against their respective benchmarks.

Separate account performance fees relate largely to assets managed by INTECH. The decline in separate account performance fees is due primarily to the underperformance of INTECH accounts against their respective benchmarks and recognition of a negative performance fee. Separate account performance fees were negative in the first quarter 2017 due to the acceleration of a performance fee related to the redemption of a certain INTECH account. Separate account performance fees are recognized on a quarterly or annual basis.

A summary of mutual fund and separate account assets subject to performance fees as of March 31, 2017 and 2016, is as follows (in billions):

	March 31,
	2017	2016
Mutual fund assets	$41.0	$40.1
Separate account assets	$25.3	$22.5

Operating Expenses

	Three months ended
	March 31,		Percentage
	2017	2016	change
Operating expenses (in millions):
Employee compensation and benefits	$90.9	$87.9	3.4%
Long-term incentive compensation	18.1	19.5	(7.2)%
Marketing and advertising	18.6	5.3	n/m
Distribution	33.4	32.4	3.1%
Depreciation and amortization	7.8	9.1	(14.3)%
General, administrative and occupancy	33.5	31.7	5.7%
Total operating expenses	$202.3	$185.9	8.8%

n/m — not meaningful

Employee Compensation and Benefits

During the three months ended March 31, 2017, employee compensation and benefits increased $3.0 million compared to the same period in 2016. The increase was primarily due to higher incentive compensation as a result of higher operating income, exclusive of merger-related costs, during the three months ended March 31, 2017, compared to the same period in 2016. The company-wide incentive compensation plan is designed to link variable compensation to operating income.

Long-Term Incentive Compensation

During the three months ended March 31, 2017, long-term incentive compensation decreased $1.4 million, compared to the same period in 2016. The changes were primarily due to decreases of $4.3 million in senior profits interests awards expense for INTECH due to a revised valuation and $3.3 million from the vesting of awards granted in prior years. These decreases were partially offset by increases of $4.1 million of expenses associated with new awards granted in the first quarter 2017 and $2.2 million for the mark-to-market of mutual fund share awards.

JCG generally grants annual long-term incentive awards during the first quarter of each year. JCG granted $57.4 million in long-term incentive awards during the three months ended March 31, 2017. The awards generally vest and will be recognized ratably over a four-year period.

Long-term incentive compensation expense for the year ended December 31, 2017, is currently expected to be approximately $75 million to $80 million.

Marketing and Advertising

Marketing and advertising increased $13.3 million for the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily due to merger-related proxy solicitation costs of $14.2 million.

Depreciation and Amortization

Depreciation and amortization decreased $1.3 million for the three months ended March 31, 2017, compared to the same period in 2016. The decrease was primarily due to decreased amortization of deferred commissions driven by lower mutual fund sales on certain share classes.

General, Administrative and Occupancy

During the three months ended March 31, 2017, general, administrative and occupancy increased $1.8 million compared to the same period in 2016. The increase was primarily due to $4.9 million in merger-related expenses primarily related to legal and consulting services and a $3.8 million increase in the fair value and monthly accretion of Kapstream contingent consideration. These items were offset by a $6.2 million decrease in the fair value and monthly accretion of VelocityShares contingent consideration.

Non-Operating Income and Expenses

	Three months ended
	March 31,		Percentage
	2017	2016	change
Non-operating income and expenses (in millions):
Interest expense	$(5.2)	$(5.2)	0.0%
Investment gains, net	2.1	2.2	(4.5)%
Investment losses within consolidated VIEs, net	(0.9)	(0.5)	n/m
Other income, net	2.2	1.8	22.2%
Income tax provision	(21.2)	(23.9)	(11.3)%
Net income attributable to noncontrolling interests	(1.4)	(1.9)	n/m

n/m — not meaningful

Investment Gains, Net

The components of investment gains, net for the three months ended March 31, 2017 and 2016, are as follows (in millions):

	Three months ended
	March 31,
	2017	2016
Seeded investment products	$8.2	$5.1
Noncontrolling interests in seeded investment products	0.8	0.6
Investments in advised mutual funds	0.4	0.1
Economic hedge of certain seeded investment products	(8.1)	(3.6)
Economic hedge for deferred compensation plans	0.8	—
Investment gains, net	$2.1	$2.2

Other Income, Net

The components of other income, net for the three months ended March 31, 2017 and 2016, are as follows (in millions):

	Three months ended
	March 31,
	2017	2016
Dividend income	$0.4	$0.7
Interest income	0.4	0.2
Foreign currency gains, net	1.4	0.9
Total other income, net	$2.2	$1.8

Dividend income relates to dividends received from certain seeded investment products. Foreign currency gains, net primarily relates to the translation of seeded investment products denominated in currencies other than the U.S. dollar.

Income Tax Provision

The Company’s effective tax rates for the three months ended March 31, 2017 and 2016, are as follows:

	Three months ended
	March 31,
	2017	2016
Effective tax rate	39.6%	39.3%

The change in effective tax rates for the three-month periods presented was primarily due to non-deductible deal costs associated with the Merger Agreement and vesting of equity awards resulting in a year over year increase to the effective tax rate partially offset by adjustments to contingent consideration.

Non-GAAP Financial Measures

The Company’s condensed consolidated financial statements are prepared in conformity with GAAP. To provide greater transparency into JCG’s business on an ongoing operations basis and allow more appropriate comparisons with industry peers, the Company presents adjusted operating income, adjusted operating margin, adjusted net income attributable to JCG and adjusted diluted earnings per share attributable to JCG common shareholders as non-GAAP financial measures. Each of these non-GAAP financial measures is considered to be effective indicators, for both management and investors, of JCG’s financial performance over time. The non-GAAP financial measures exclude expenses incurred during the three months ended March 31, 2017 and December 31, 2016 related to the merger with Henderson as these expenses are not considered part of the Company’s ongoing operations. Management uses non-GAAP performance measures to evaluate the business on an ongoing basis, and they are consistent with internal management reporting. The most directly comparable GAAP measures are operating income, operating margin, net income attributable to JCG and diluted earnings per share attributable to JCG common shareholders.

These non-GAAP measures should not be considered as substitutes for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if appropriate. The tax effect related to reconciling items has been calculated based on the tax rate attributable to the jurisdiction to which the transaction relates.

The following are reconciliations of GAAP basis operating income, operating margin, net income attributable to JCG and diluted earnings per share attributable to JCG common shareholders to adjusted operating income, adjusted operating margin, adjusted net income attributable to JCG and adjusted diluted earnings per share attributable to JCG common shareholders for the three months ended March 31, 2017. The Company did not adjust its GAAP basis figures for the three months ended March 31, 2016, as the amounts during this period reflect JCG’s business on an ongoing operations basis. Amounts are presented in millions, except per share data and operating profit percentages.

	Three months ended
	March 31,	December 31,
	2017	2016
Reconciliation of operating income to adjusted operating income:
Operating income, GAAP basis	$55.3	$61.8
Merger-related adjustments	19.7	9.1
Adjusted operating income	$75.0	$70.9

Reconciliation of operating margin to adjusted operating margin:
Operating margin, GAAP basis	21.5%	24.6%
Merger-related adjustments	7.6%	3.6%
Adjusted operating margin	29.1%	28.2%

Reconciliation of net income attributable to JCG to adjusted net income attributable to JCG:
Net income attributable to JCG, GAAP basis	$30.9	$30.9
Merger-related adjustments	19.7	9.1
Tax effect of merger-related adjustments (1)	(6.8)	(2.8)
Adjusted net income attributable to JCG	43.8	37.2
Less: Allocation of earnings to participating restricted stock awards	1.7	1.5
Adjusted net income attributable to JCG common shareholders	$42.1	$35.7

Reconciliation of diluted earnings per share to adjusted diluted earnings per share:
Diluted earnings per share attributable to JCG common shareholders, GAAP basis	$0.17	$0.17
Diluted earnings per share - merger-related adjustments	0.06	0.03
Adjusted diluted earnings per share attributable to JCG common shareholders	$0.23	$0.20

(1) Certain merger-related adjustments are tax deductible and the Company applied its statutory rate of 37.4% to calculate the tax effect of the deductible merger-related adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Merger Agreement

As discussed in Note 2 — Merger Agreement of the condensed consolidated financial statements, the Merger Agreement requires JCG to operate its business in ordinary course and, subject to certain exceptions, may prevent JCG from taking certain actions without the approval of Henderson, including, but not limited to, dividend payments, debt repurchases, certain restructurings and credit facility draws.

Short-Term Liquidity and Capital Resources

The following table summarizes key balance sheet data relating to JCG’s liquidity and capital resources as of March 31, 2017, and December 31, 2016 (in millions):

	March 31,	December 31,
	2017	2016
Cash and cash equivalents:
Cash and cash equivalents held domestically	$272.8	$400.0
Cash and cash equivalents held outside of the United States (1)	85.9	85.9
Cash and cash equivalents	358.7	485.9
Cash and cash equivalents held by VIEs(2)	2.0	6.1
Total cash and cash equivalents	$360.7	$492.0
Investment management fees and other receivables	$141.3	$129.6
Investment securities:
Seeded investment products(3)	$179.7	$190.2
Investments in advised mutual funds and the economic hedging of deferred compensation plans	23.5	21.9
	203.2	212.1
Investment securities held by VIEs	91.9	91.6
Total investment securities	$295.1	$303.7
Long-term debt (including current portion)	$407.4	$406.3

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

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JCG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. As of March 31, 2017, the 2018 Convertible Notes did not meet the conversion criteria. However, as a result of making a formal notice of intent to merge with Henderson to the 2018 Convertible Note holders, the 2018 Convertible Notes may be converted, regardless of whether or not the conversion criteria have been satisfied, for a period of 35 trading days in advance of and 35 trading days following the merger completion. Due to this provision associated with merger, the 2018 Convertible Notes are classified as current portion of long-term debt on JCG’s Condensed Consolidated Balance Sheets.

(1)         As of March 31, 2017, and December 31, 2016, cash held outside of the United States may not be entirely available for general corporate purposes due to approximately $29 million and $28 million of capital requirements associated with foreign subsidiaries of JCG, respectively.

(2)         Cash and cash equivalents held by consolidated seeded investment products are not available for general corporate purposes.

(3)         Includes noncontrolling interests in consolidated seeded investment products of $27.8 million and $33.1 million, respectively.

Merger implications notwithstanding, the 2018 Convertible Notes conversion criteria are reassessed on a quarterly basis. Fluctuations in the price of JCG’s common stock may cause reclassification of the 2018 Convertible Notes between long-term debt and current portion of long-term debt on JCG’s Condensed Consolidated Balance Sheets on a quarter-to-quarter basis.

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

During the three months ended March 31, 2017 and 2016, JCG withheld 1,090,441 and 939,035 shares, respectively, from employees as part of a share withholding program to satisfy the employees’ minimum statutory income tax liabilities attributable to the vesting of restricted stock. The withheld shares had a value of $13.4 million and $11.6 million, respectively, and were deposited into treasury shares.

Total common stock repurchases from the share repurchase program and shares withheld from employees as part of the share withholding program during the years ended March 31, 2017 and 2016, were as follows:

	Three months ended
	March 31,
	2017	2016
Total cost (in millions)	$13.4	$32.6
Shares repurchased/withheld	1,090,441	2,542,784
Average price per share	$12.33	$12.82

Dividends

Dividends declared and paid during the three months ended March 31, 2017, are summarized as follows:

Dividend	Date	Dividends paid	Date	Shareholders of
per share	declared	(in millions)	paid	record date
$0.11	January 19	$20.3	February 17	February 6

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

On April 18, 2017, JCG’s Board of Directors declared a regular quarterly cash dividend of $0.11 per share. The quarterly dividend will be paid on May 19, 2017, to shareholders of record at the close of business on May 5, 2017.

Long-Term Liquidity and Capital Resources

Expected long-term commitments at March 31, 2017, include principal and interest payments related to the 2018 Convertible Notes and the 2025 Senior Notes, capital and operating lease payments, redeemable noncontrolling interests, Perkins and INTECH senior profits interests awards, INTECH appreciation rights and phantom interests, and contingent consideration related to the acquisitions of VelocityShares and Kapstream. JCG expects to fund its long-term commitments using existing cash and cash generated from operations, debt refinancing or access to capital and credit markets, as necessary.

Other Sources of Liquidity

At March 31, 2017, JCG had a $200 million, unsecured, revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent and swingline lender. The Credit Facility can be used by JCG and its subsidiaries for working capital needs and general corporate purposes. The Credit Facility bears interest on borrowings outstanding at LIBOR plus a spread, which is based on JCG’s credit rating. JCG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JCG’s credit rating. The Credit Facility has a maturity date of November 23, 2018.

The Credit Facility contains financial covenants with respect to leverage and interest coverage. The financing leverage ratio cannot exceed 3.00x, and the interest coverage ratio must equal or exceed 4.00x. At March 31, 2017, JCG’s financing leverage ratio was 1.33x and the interest coverage ratio was 19.39x. JCG was in compliance with all covenants, and there were no borrowings under the Credit Facility at March 31, 2017, or during the three months ended March 31, 2017. The Credit Facility will terminate upon completion of the Merger with Henderson.

Cash Flows

A summary of cash flow data for the three months ended March 31, 2017 and 2016, is as follows (in millions):

	Three months ended
	March 31,
	2017	2016
Cash flows provided by (used for):
Operating activities	$(50.1)	$(44.0)
Investing activities	18.1	41.4
Financing activities	(95.5)	(54.6)
Effect of foreign exchange rate changes on cash and cash equivalents	0.3	—
Net change in cash and cash equivalents	(127.2)	(57.2)
Cash balance at beginning of period	485.9	364.4
Cash balance at end of period	$358.7	$307.2

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. The payment of incentive compensation during the first quarter creates a significant outflow in operating activities compared to other quarters during the year.

Investing Activities

Cash provided by (used for) investing activities for the three months ended March 31, 2017 and 2016, is as follows (in millions):

	Three months ended
	March 31,
	2017	2016
Purchases and settlements of investment securities:
Seeded investment products	$(4.6)	$(14.5)
Investments related to deferred compensation plans	(0.4)	(0.3)
Seed capital derivative instruments	(4.9)	(8.9)
Total purchases and settlements of investment securities	(9.9)	(23.7)
Proceeds from sales, settlements and maturities of investment securities:
Seeded investment products	23.5	53.9
Investments related to deferred compensation plans	0.1	0.2
Seed capital derivative instruments	0.3	2.3
Total proceeds from sales, settlements and maturities of investment securities	23.9	56.4
Sales of securities by consolidated seeded investment products, net	5.9	10.6
Purchase of property, equipment and software	(1.8)	(1.9)
Cash provided by investing activities	$18.1	$41.4

Cash provided by investing activities totaled $18.1 million during the three months ended March 31, 2017, compared to cash provided by investing activities of $41.4 million during the same period in 2016. The year-over-year change in cash provided by investing activities is primarily due to a decrease in proceeds from sales, settlement and maturities of investment securities as well as a decrease in purchases and settlements of investment securities. JCG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment or “seeding.” The primary purpose of seeded investment products is to generate an investment performance track record in a product to attract third-party investors. JCG may redeem invested seed capital for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the investment strategy.

Sales and purchases of securities by consolidated seeded investment products can fluctuate based on third-party investments and redemptions in the consolidated seeded investment products and is offset in cash used for financing activities.

Financing Activities

Cash provided by (used for) financing activities for the three months ended March 31, 2017 and 2016, is as follows (in millions):

	Three months ended
	March 31,
	2017	2016
Repurchase of common stock	$(13.4)	$(32.6)
Dividends paid to JCG shareholders	(20.3)	(16.7)
Third-party redemptions in consolidated seeded investment products, net	(5.9)	(10.6)
Proceeds from stock option exercises and employee stock purchases	2.6	6.2
Purchase of noncontrolling interests in Kapstream	(42.5)	—
Payment of contingent consideration	(15.6)	—
Other financing activities	(0.4)	(0.9)
Cash used for financing activities	$(95.5)	$(54.6)

Cash used for financing activities totaled $95.5 million during the three months ended March 31, 2017, compared to cash used for financing activities of $54.6 million during the same period in 2016. The year-over-year change in cash used for financing activities is primarily due to the acquisition of the remaining 49% voting interest in Kapstream, and Kapstream and VelocityShares contingent consideration payments in the first quarter 2017, partially offset by a decrease in cash used to repurchase common stock. As discussed above, JCG has in the past maintained a share repurchase program to return capital to shareholders and offset dilution associated with the vesting of restricted stock. After the Merger Agreement, JCG ceased share repurchases and does not intend on utilizing the share repurchase program while the merger progresses toward the expected close date on or about May 30, 2017. Cash used for the repurchase of common stock during the three months ended March 31, 2017, related to shares withheld from employees as part of a share withholding program to satisfy the employees’ minimum statutory income tax liabilities attributable to the vesting of restricted stock.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.         Controls and Procedures

As of March 31, 2017, JCG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Company to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Jennifer J. McPeek, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Ms. McPeek concluded that as of the date of their evaluation, JCG’s disclosure controls and procedures were effective.

There has been no change in JCG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2017 that has materially affected, or is reasonably likely to materially affect, JCG’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

See Part I, Item 1. Financial Statements, Note 14 — Commitments and Contingencies.

Item 1A.       Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the three months ended March 31, 2017, JCG withheld 1,090,441 shares from employees as part of a share withholding program to satisfy the employees’ minimum statutory income tax liabilities attributable to the vesting of restricted stock. The shares withheld had a value of $13.4 million and were deposited into treasury shares.

The following table presents monthly 2017 JCG common stock repurchases:

			Total number of	Approximate dollar value of
	Total number	Average	shares purchased as	shares that may yet
	of shares	price paid	part of publicly	be purchased under the
Period	purchased	per share	announced program	programs (end of month)
January	5,783	$13.57	—	$254 million
February	1,053,800	12.30	—	$254 million
March	30,858	13.16	—	$254 million
Total	1,090,441	$12.33	—

Items 3, 4 and 5.

Not applicable.

Item 6.     Exhibits

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Jennifer J. McPeek, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: April 20, 2017

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